Form 10KSB
period 2003-12-31
CORPORATE ROAD SHOW DOT COM INC
filed 2004-03-26
CIK 1228627

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended

                                December 31, 2003

                           Commission File #333-104815

                          CORPORATE ROAD SHOW.COM INC.
             (Exact name of registrant as specified in its charter)

                                    New York

         (State or other jurisdiction of incorporation or organization)

                                   11-3516358
                      (IRS Employer Identification Number)

               80 ORVILLE DRIVE SUITE 100 BOHEMIA, NEW YORK 11716

                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (631) 244-1555


            (Former name, former address and former fiscal year, if
                           changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   |X|     No |_|


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $84,595

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 22, 2004, was: $0.

Number of shares of the registrant's common stock outstanding as of March 22, 2004 is: 5,730,000

Transfer Agent as of March 22, 2004:

                     Olde Monmouth Stock Transfer Co., Inc.
                         77 Memorial Parkway, Suite 101
                      Atlantic Highlands, New Jersey 07716

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND DEVELOPMENT

We were incorporated pursuant to the laws of the State of New York on November 1, 1999 under the name Corporate Road Show.Com Inc. On July 1, 2000 we launched our website on the Internet and began a limited marketing campaign for our Internet based presentations.

Our basic business model is to help the corporate executive get their story out to a vast but targeted audience over the internet or television, as well as complement their current marketing plans.

ONLINE STRATEGY

Our online strategy is to be a leading Web portal for both financial professionals, the business decision makers and the general public as a worldwide provider of multimedia production services to corporations. The key components of our growth strategy include:

Grow Our Customer Base. During the initial stages of our operation, we have focused on selling our streaming video interviews to public companies with securities trading on the Nasdaq SmallCap Market and the electronic over-the-counter bulletin board. We believe there is an opportunity for streaming video and audio, public relations services and IT consulting services in small-cap and micro-cap markets. Furthermore, we believe that these companies have a need for exposure to the investing community as well as the public at large that is as significant as that of larger companies. We also attempt to market our services to private companies, but have found that for the moment, there is considerably less interest from the private companies.

Clients are charged a fee for the production of streaming video presentations and other services. The services may include:

o links to the client's Web site and to a page or pages of our Web site dedicated to providing information about the client; and

o preparing and making available to our clients periodic interviews per year with representatives of the client and, at the option of our management, additional videos providing current newsworthy information about the client.

Grow Our Audience. We believe that increasing our brand awareness and our exposure within the business community will contribute to our future success. To date, we have successfully built a brand name but plan on continuing to grow our audience by focusing on the expansion of our content on our website as well as the introduction of our show concept.

Increase Usage By Our Audience. To increase usage, we plan to expand our content offering in the area of additional companies, industries, people and products during the upcoming fiscal year.

Maximize Revenues From Users of our Website. We plan to expand the e-commerce opportunities to our Web site in an effort to generate revenues from users of our Web site. More e-commerce partners will provide more buying opportunities on the site. We are also attempting to increase the advertising revenue per user through customer-targeting capabilities on the site.

Technology Advancement. We plan to continuously advance and develop new technologies that will enhance the user experience. We intend to expand our technology services through ongoing investment and integration of new technologies.

CURRENT SERVICES OFFERED BY CRS AND OUR FEE STRUCTURE

We are a business to business service firm. Our basic service is to host and digitize corporate videos already produced by our clients. We offer an upgraded service where we actually video and produce a corporate presentation for dissemination on our website. Over 90% of our revenues are generated through our video hosting and production business. The remaining 10% consists of advertisements by third parties on our website. We hope to increase the percentage of advertising revenue as the number of "hits" our website receives continues to increase.

The market for these services is vast. Our target market is a company offering a new product or service and which has the desire to market itself to the public in a possibly untried format or medium. Our targeted audience for these productions consists of both the investment community and the public at large. Although the companies we produce videos for must confirm to us that they are not undertaking a public offering while their video is available for viewing on our website, many of those companies have an interest in increasing the public's awareness as a public entity. For our visitors who are looking for such companies, we attempt to serve that purpose in a traditional public relations context. However, our clients are also interested in increasing sales of their products and exposure of their business plans. Our television productions will blend the investment and marketing concept even further by using an anticipated "news" format.

We broadcast in over 35 countries, however we measure success by the amount of video views or "hits" a client's video receives. The goal for clients is to get the message across to both the investment community and the general public at large via our website. Each featured video has different content as a result of varying product lines and offered services, however, our format may change. For example, Polymer Research and Genesis Bioventures used an interview format. For these clients, we interviewed the companies and then we disseminated the interview on the website. The other type of setting is the Power Point visual video where we produce a presentation that we video, digitize and host. The video productions we have produced to date are "About Us" 1&2, Asconi Corp, Polymer Research Group, Genesis Bioventures and Skybridge Wireless, Inc., Juniper Group, Inc. , Neil Kaufman, Esq. and Humana Trans Services Holding Corp. All of the aforementioned productions were disseminated on our website.

We consider ourselves a vehicle for the promotion of our clients' products and services via the internet and our intent in the future is via television.

VIDEO PRODUCTION

A client's first experience with us results from the following scenarios: (i) in response to our advertising campaign; (ii) as a recipient of a marketing campaign on behalf of a client; or (iii) after production of our planned financial television programs, in response to such. After the initial discussion, we then determine which format is preferred (i.e. interview, Power Point presentation). We then film the interview, edit it with sound and digitize it in either Real Player or the Microsoft Media platform. Lastly, we will broadcast the presentation on the Internet where interested parties can log on and watch the show.

The fees can vary on each production. For example, for web hosting we have to determine the length of the video in digitized megabytes and the time period such video will be hosted by us. The fee for producing a corporate video can fluctuate depending on location, scripting, editing, talent and other factors.

In order to arrive at a fee for a particular project we must analyze the time, equipment and bandwidth required to place that particular video on the web.

HOSTING A VIDEO WITHOUT PRODUCTION

Unless requested otherwise, when we host a video we do not "produce" it. The first step is the receipt of the video from the client. Generally, productions provided to us by a company are either in an MPEG, AVI or VHS format. We must convert such into a Real Media format for web-based applications. Once converted, the video is "streamed" at various speeds for viewing on our website. For example, a 3 minute video requires approximately 8-10 hours of Frank Ferraro's time to convert and digitize. We prefer to offer two or three different streaming speeds for each video so that a wide variety of visitors can access a particular video (ie. some visitors may have cable, dial-up, or T-1 connections each of which require different streaming speeds). The faster the speed, the more bandwidth the video needs. Bandwidth costs us one dollar per megabyte per month. Thus, a 3 minute video which uses 50 megabytes of our available server space costs us $600 per year. Lastly, we charge a hosting and marketing fee equal to an additional 50% of the cost to the customer. Thus, our fees for merely hosting videos generally range from $2,500 to $5,000.

BASIC VIDEO PRODUCTION

Any video we produce is also hosted by us, so in addition to the hosting expenses incurred and fees charged a basic production involves additional fees such as:

(i) Equipment - Depending on what is required, we may have to rent lighting, cameras, microphones, mixing boards.

(ii) Personnel - If called for, we may have to outsource our production needs to a consultant who charges us a fee which varies for each production. We also may have to hire an interviewer or production assistant if necessary.

(iii) Location - If we use an outside location, we have to budget for travel time for any personnel involved as well as that of Frank Ferraro.

(iv) Frank Ferraro's Time - Mr. Ferraro generally accounts for his time at $125 per hour. Many of our productions require Mr. Ferraro to write scripts for and direct the production process.

(v) Post -Production - Depending on the length of the video Mr. Ferraro and any production consultants may have significant editing responsibilities in order to convert the video from a rough to final format for hosting.

For a basic 7 to 9 minute interview in a location of our choice without any music or eye-catching graphics (including basic editing and hosting), we would charge between $5,000 and $7,500

ADVANCED VIDEO PRODUCTION

An advanced video production integrates multiple cameras, lighting, video with eye-catching graphics such as pictures or charts in coordination with a specific presentation with music and advanced editing and up to 30 minutes of video presentation. Thus, an advanced video production would not only encapsulate the costs and expenses associated with the hosting of a video and a basic video production, but would also add more involved production techniques and equipment. Presently, we charge between $10,000 and $20,000 to do a 10 to 30 minute video.

VIDEOS WE HAVE MADE TO DATE

To date we have produced the following videos:

o In June of 2001 we created a video for Asconi Corp. which was on our web site for about three months. The video focused on introducing a viewer to Asconi's presence as a small cap public company as well as to its business which is the production and distribution of wines from the country of Moldova. Some of the topics covered were: Moldovan culture: (a wine producing region for over five thousand years where the average worker makes about $30 per month); Moldovan location: sought by many different countries over the centuries; discussion of a 1991 court ruling for the privatization process of the former communist country and how the country would welcome foreign investments in (which was the first step towards becoming a capitalistic society); the Company's history (a water shipment to Germany the proceeds of which were invested in wine); expansion of their present markets; their product line (including products in development); and some of the many prestigious awards they have received. We were paid a fee of $5,000 for services rendered. The message sought by this video was to introduce the wines of Asconi to America as well as introduce the company as a publicly listed entity and potential investment opportunity to a group of financial professionals.

o In July of 2002 we created two separate "about us" videos representing and describing the content and services that CRS is capable of providing to our clients. There were no fees paid or charged for either of these two videos. The topics covered were: what roadshows are; the video hosting and video production services we offer; the different interactive platforms at our disposal; and how we can assist a company in their marketing efforts by employing a professionally produced video by CRS. The message sought to be delivered by this video was to give the general public visiting our website a sense of the services we can provide. This video is no longer on our website.

o Also in July of 2002 we developed a video for the Polymer Research Group which was available on our website for about one year. This video was an interview format as opposed to a presentation format and our interviewer asked the following questions: "Can you tell us about Polymer research and how the company has progressed throughout the years? How many fortune 500 companies have you done business with? Can you tell us about the chemical grafting technique?" And "Where do you think Polymer Research is going in the next five years?" The topic of the video focused on Polymer's business, specifically the different applications the company uses, from the manufacturing of fire retardant materials to chemical grafting which is the company's most well known service. The video's intent was to increase Polymer's customer base.

o In November of 2002 we created a video for Genesis Bioventure group. This video was in an interview format and we asked the following questions: "Can you discuss your core product and why it is so special? Does your technology detect the non-existence of the mammastatin protein? Can you discuss the technology to detect mammastatin? Do you have patents on this technology? Are any other companies doing something similar to this? How do you see the company going forward in the next five years? Where are you right now with the product?" The "topic" of the Genesis video focused on Genesis' ability to detect early stage breast cancer using Mammastatin Serum Assay technology. Dr. Woods explains that healthy cells have the mammastatin protein and that breast cancer cells have no mammastatin protein. The company is focusing on a blood test to see the level of mammastatin in women. If the levels decrease over time the studies say that this patient might be a candidate for breast cancer. They claim that this test might be more effective than the current "self diagnosis" or mammograms, because once a mammogram or a self examination shows a tumor the cancer has already developed or perhaps spread. Whereas, if women started taking the mammastatin protein test early on in life and continue with regular check ups the tests will detect the deterioration of mammastatin levels throughout time and can signal a warning sign that a patient might be on their way to developing cancerous cells. The message this video portrays is that of the company's product and services is geared to the general public as a tool to promote awareness of Genesis' product in development as well as an introduction to the financial community of its existence as a developing public company. Our agreement with Genesis is that we will receive the following payment in quarterly increments as the Genesis video will be on our website for one year. Upon completion of the one year period we will have been paid 100,000 shares of restricted stock and 150,000 warrants to purchase Genesis' common stock which are exercisable at $1.50 per share. In January 2003, we were paid 25,000 shares of restricted Genesis common stock and 37,500 warrants to purchase Genesis common stock and in June we received 50,000 shares of restricted Genesis common stock and 75,000 warrants to purchase Genesis common stock.

o In June of 2003 we created a video for Vintage Filings Inc. which is currently on our website and will be available indefinitely. This was an interview format and we asked the following questions. Can you give us a quick synopsis of what Vintage Filings is and what you folks do? What separates Vintage Filings from your competition? The Vintage video focused on the services Vintage could provide to some of the visitors to our website as well as our clients. We were not paid nor did we charge a fee for this client.

o In July of 2003 we developed a video for Skybridge Wireless, Inc. which will be available on our web site for 6 months. The Skybridge video focused on Skybridge's business and was intended to introduce the audience to its business plan , products and services as well as Skybridge's plan to penetrate the Las Vegas market. The Company covered many "topics" including their products (256K to 1MB of services speeds)strategies, objectives (including increased sales, expansion into other areas, cost effectiveness for businesses, and quality control for customer satisfaction, and 24/7 live support for its customers)This video was shot in front of a live audience and the "questions" at the end of the presentation from the audience were as follows: "Who is your major competitor? How many subscribers do you have now? How do you market to them? How did you get to be a public company? How many shares are outstanding? What is your market cap? How much is in the float? What is the current volume of trading? Can we get access to pro forma's? How did you raise money for the current structure?" The "message" of this video was not only to introduce the products and services of Skybridge Wireless but to address a group of business professionals as to Skybridge Wireless' existence as a young public entity. We were paid 38,500 free trading shares of Skybridge common stock for this service.

o In August of 2003, we created a video for the Juniper Group Inc. where they discussed their broadband services as well as the recent recapitalizations of their shares. Juniper also wanted to address the fact that they are a small business struggling to stay listed on the NASDAQ stock market. In August of 2003 we created a video for The Juniper Group. The "topic" was generally about Juniper Internet Communications a division of The Juniper Group and how they work with cable companies installing high speed broadband connections to homes and businesses. The "questions" we asked were as follows: "Al give us a quick synopsis of what Juniper Internet Communications does and what your business model is? Where do you see the company going in terms of the Juniper Internet portion of it? Is there room for growth in the field for Juniper Internet Communications? Vlado, in recent history you've had two reverses, can you please address this? Al, where do you see the future of broadband and how does it relate to Juniper Internet Communications?" This video is general in nature but one can view it as a way to address shareholders or investors because of the discussion about the parent company's recent reverse splits.

o In September 2003, we created a video with Neil Kaufman, Esq. which is currently on our website and will be available indefinitely. We used an interview format and the topic of this video was a discussion of the

    Sarbanes-Oxley Act of 2003. Mr. Kaufman discusses the new rule and how it relates to small public companies. The questions asked were as follows: "How does Sarbanes-Oxley affect publicly traded firms? Is this a topic small firms will have to grapple with? If companies would like more information on this topic how can they contact you?" We were not paid nor did we charge a fee for this client.

o In October of 2003, we created a video for Humana Trans Services Holding Corp. which is currently on our website. The video topic focused on the services the company provides to its clients Such services include background checks, lower workman's compensation rates and the full outsourcing of new drivers to large and small carriers. The "topic" also focused on why a new director has joined the company's board of directors. This video was an interview format and we asked the following questions:
    "Ron can you tell us a little about Humana Trans Services and what they do? Do you pay the drivers benefits or does the company pay? Ron, what about your experience, can you tell us about that and what brought you to Humana Trans Services? Where do you see the company going in the next three to five years?" The message of this video appears to be general in nature. For the production and hosting of the video for a three month period we received $6,500 and 20,000 free trading shares of Humana common stock.

Our plans for future videos will follow similar patterns to those produced to date. As you can see with the different "formats" the "message sought" can change as well. We have found that companies that are putting on a presentation in front of business professionals tend to focus on the investment community, similar to Asconi and Skybridge. However, the interview format lends itself more towards the products and services such as Genesis, Polymer, Vintage, and Humana. Future videos for our expansion into the television concept will be more general in nature focusing on new and interesting products services and stories.

In an effort to get new or interesting content or to expand our network and marketing capabilities we sometimes put videos up for little or no consideration. For example, Polymer Research Group was a NASDAQ company which, at the time, we believed gave us a higher profile than previous clients and allowed us to market ourselves more effectively. We were not compensated nor have any other relationship with Polymer except for producing and hosting the video clip. As for Vintage filings and Neil Kaufman, both companies allow us to provide links to services that visitors to our site may be able to utilize. Vintage filings offers EDGAR filings for publicly traded companies, including our own. We view them as a potential source of leads for companies wishing to use our services. Neil Kaufman, as the managing partner in the law firm of Kaufman & Associates and a member of the board of directors of the Long Island Venture Group is another important potential contact in our networking efforts. We have no agreement with Mr. Kaufman. Other than the fact that we use Vintage's services to file our public documents with the Commission, neither the Company nor any of our affiliates have any relationship with Polymer, Vintage or Mr. Kaufman. We anticipate providing additional free content to select clients or service providers in the future.

As an additional service, we will host videos not created or produced by us for clients desiring exposure on our website. Currently, we host a video by The BioBalance Corporation which we were paid $2,500 for this hosting service. This video focuses on the product Probatrix , a food which BioBalance claims helps offset the effects of certain types of Irritable Bowel Syndrome.

As we evaluate the material terms of each project on a project by project basis, we do not have a set fee for our services and do not foresee changing that at any time in the near future. We determine our fees by using a two-step approach. First, we analyze a prospective client's needs. Second, if we conclude that we can help that party achieve its goals, we then attempt to develop and agree upon, with that party, the types of services we will provide.

SHOW CONCEPT

As we believe our experience in video production for internet dissemination is transferable to a great extent to the production of television shows, we are planning on expanding our operations into such area. The Show Concept starts with identification of the client. Once the client has been identified we anticipate initially subcontracting the actual production needs to available production studios. We will undertake to obtain the airtime through our own efforts. Although we have no formal agreement, we have used Pro Image Studios and Real Tyme Productions in the past and would consider them for future productions. At this time we are not dependent on any one particular company.

With respect to the broadcast of the program, we anticipate the timeframe necessary to obtain clients will vary from company to company. We expect that it will take approximately 30 days from the date we actually begin marketing our show concept to the public to identify and agree to terms with our first client. The timeframe for the actual production will vary depending on the client's needs, however, our goal is to reach a 30 day turnaround from pre-production to post-editing. The costs associated with identifying clients are marketing related. Although the production cost can vary due to the clients needs, an initial production cost for our first show is expected to be approximately $50,000. The cost for broadcasting will depend on the amount of airtime we purchase. Although we intend to fund the initial programs, we anticipate selling commercial airtime in subsequent shows as well as have the featured companies pay us a fee.

SAMPLE SHOW TIME-LINE AND EXPENSES

As the funding for the development of the show concept is wholly dependent on the sale of our common stock, we are unable to commit to a certain date upon which production will begin. In the event that we raise enough dollars to produce a minimum of one program, the costs of which we estimate to be $50,000, we would anticipate starting production within 30 days of receiving the funding.

WEEK ONE: Selection of companies. Scripting, casting and/or creating a theme, for example a bio tech, high tech or entertainment theme. Set up the video location and reserve shoot times. Assuming we have agreed to terms with four companies, we would anticipate to start shooting on days 4 and 5.

WEEK TWO: Continue filming each company with the goal of completing all filming and "B roles" by the end of the second week. "B" roles are backup video footage for background or special effects graphics used in connection with the production of a video.

WEEK THREE: Begin the "content" editing process as well as produce and edit all disclaimers, introductions with the goal of creating a 28-30 min. segment (depending on the amount, if any, of commercial time sold for such production). This process shall also include any voiceovers, on screen graphics and background music. By the end of the week 3 we would expect to have an audio video interleave ("AVI") file. An AVI file is the most common format for audio/video data used in the world today.

WEEK FOUR: In the fourth week we anticipate digitizing the production and converting such digital file into the various mediums we will use. The first step of the digitization process will begin by converting the AVI files into the different media files at various "streamable" speeds. As visitors to our site connect at various data speeds (ie. 56k, 256k, LAN, Cable Modem and ISDN) we need to be able to present our videos in each of the various formats. In addition to internet access, once we complete the digitizing process we will convert the file to both VHS and CD-ROM broadcast mediums and will be in a position to broadcast the video upon the completion of this stage.

POST--PRODUCTION: During the production period (first four weeks) we will be analyzing the various potential air-times available to us. The costs of the media varies greatly depending on the time of day, the particular network or subscriber channel. Our preliminary analysis has shown that a 1/2 hour time slot on CBS New York at 10:30 am Sunday morning would cost us approximately $30,000. The same 1/2 hour spot on CBS at 6:00am would cost about $6,000. Cable and the Dish Network are less expensive with similar spots ranging from $1,500 to $3,500. We would not expect this part of the show development process to delay us in anyway as we intend on purchasing our initial media time during the production process.

Although we anticipate offering more competitive rates than the industry standard, the approximate costs associated with a half-hour television program, exclusive of on-air talent and marketing fees, are as follows:

     o   Creative and pre-production - $15,000
     o   Production Crew - $25,000
     o   Camera and Equipment Rental - $5,000
     o   Miscellaneous Production Expenses - $2,500
     o Airtime Expenses between $1,500 and $30,000 depending on network and time slot

We plan to distribute our television shows on network and or cable television. There is a high level of competition in our anticipated field. Some of this competition arises from very large companies in the broadcasting business with substantially greater market recognition and financial resources than us. Our plan to compete with these entities starts with bringing our production to market. Once the production is brought to market we hope to secure the same advertising dollars as our competition.

VIDEOCONFERENCING SERVICES

We have also expanded our scope of business to include videoconferencing services. We can now produce an internet video by conducting an interview from our corporate office and have interviewees at a number of different locations throughout the U.S. We use the services and equipment of our lessor, HQ Global Workplaces. Presently there is a global market place for these services. We plan to disseminate the interviews on our website. There is a high level of competition in the videoconferencing field. Some of this competition arises from very large companies in the field with substantially greater market recognition and financial resources than us. We do not plan to compete with other videoconference service providers. The principal supplier of the videoconferencing services is HQ Global Workforces. We are not contractually bound to use them and can therefore move quickly to take advantage of any marketplace developments that occur which result in more competitive terms. To date, we have generated no revenue as a result of these services.

REVENUE BREAKDOWN

The Company recognizes revenue at the time that all services have been substantially completed. The Company has received equity securities in certain entities as payments for services provided for these entities. Some of these entities are privately owned, newly formed and have no operating history. Since there is no assurance that these securities are marketable, the Company has not recognized any revenue upon receipt. Revenue will be recorded at the time the securities are determined to have a monetary value. To the extent that we receive equity securities in a company which has no trading market at the time of receipt, we do not recognize any revenue until such securities are sold by the Company, if ever. The Company also receives restricted securities in publicly traded entities in which a market exists. In such instances, revenue is recorded with a discount of 75% from the market value at the time of receipt. At the time that such securities are sold in the public market, the Company recognizes any resulting gain and/or loss.

MARKETING APPROACH

Our current marketing plan includes "key word" marketing on major Internet search engines like Lycos, Alta Vista, MSN and Yahoo! We have an agreement with Overture, a commercial paid search service on the Internet, which will provide CRS with access to the "Overture Distribution Network" -- a network of Web properties that have integrated Overture's search service into their Websites or direct user traffic to Overture's Website. CRS submits bids to Overture Services, Inc., with respect to certain key words they have the rights to, such as "corporate presentations." The higher our bid is in relation to other potential bidders the higher priority we receive with respect to a search engine. For example, a potential client searching the term "Corporate Presentations" on the Internet may see our name at the top of a particular search engine list, enabling us to target a spectrum of the public presently in the market for services offered by us. CRS pays for the bid price for "clicks" on the search listings in both Overture's Website, as well as third party products. Our average monthly costs have ranged from a high of $1,500 to a low of $200. Such range is a result of the number of "hits" we receive as a result of an Overture "term" that we have bid on and won.

We also have a contract, expiring February 11, 2004, with Dynamic Distribution Corp. whereby we will pay Dynamic a five (5%) percent fee for any new business introduced to us as a result of Dynamic's efforts. For example, if Dynamic introduces us to potential clients who ultimately generate $10,000 of new business we would be obligated to pay Dynamic five-percent of that $10,000 or $500. To date, no business has been generated from this relationship.

STRATEGIC RELATIONSHIPS

On June 18, 2001 CRS was accepted as a member of the American Express Affiliate Program- part of the Linkshare Network (TM). As an American Express Affiliate, CRS can earn anywhere from $25 to $45 for each new customer the CRS site generates for American Express. The commission structure is based on the product that is sold. The following is the commission breakdown: Consumer cards $30, Small Business Corporate cards $45, Membership Banking $35 and Merchant Services $25. To date, we have generated less than $50 in revenue as a result of this relationship.

COMPETITION

We believe that as a provider of promotional and marketing services to small and mid-capitalized public companies we have few direct competitors and those that do exist are left to share a potentially significant market. Some of our biggest competitors are MoneyTV, BATV and Yahoo! Net Roadshow. MoneyTV and BATV are restricted solely to producing television programs focused on their clients, while Yahoo! Net Roadshow also appears to have been involved in web-based production in the recent past. Although most of the online financial providers do not yet offer similar services to our own, as the barriers to entry are reasonably low, any of such companies (such as The Street.Com, MarketWatch.Com, and the Motley Fool) could quickly build in such services and become direct competitors to CRS.

TRADEMARKS AND PATENTS

On February 19, 2003 we filed a service mark application with the United States Patent and Trademark Office.

CURRENT POSITION IN THE INDUSTRY

As we are relatively new to the industry we have limited resources from which to draw. However, as stated earlier, we believe that the industry is young, the present competition is minimal and the potential size of the industry should more than mitigate that fact. The greatest risk to our business is not our competition, but that we will be unable to convince prospective clients that our services are worth the fees we charge.

GOVERNMENTAL REGULATIONS

In order to avoid and potential securities law matters, all visitors to our website are required to view our General Disclaimer section where we state that we are not soliciting to purchase or sell securities and that any interested party should perform its own independent research into the companies featured on our website and acknowledge that they have read such section by clicking the button opting in. We further disclose all equity holdings that we have in such companies.

In order to ensure that our clients are not presently offering securities and will not contemplate the offering of securities at any time the video is available for viewing on our website, we require each client to acknowledge in writing that: (i) they are not presently offering securities and will not contemplate offering securities while their video is available for viewing on our website; and (ii) they will not distribute a hardcopy of their video to any potential investor at any time during which they are engaged in an offering of securities. We will not take any further steps to verify whether our clients are in fact conducting an offering concurrent with their video's availability on our website. In order to protect ourselves against the restrictions on communications by Section 5 of the Securities Act, we will further require any client to covenant to us in writing, that prior to commencing any offering, we will be instructed to remove their video and other materials from our website.

Currently, we do not meet the classification as an "Investment Company" as that term is defined in the Investment Company Act of 1940 because the securities we hold in our featured companies do not comprise 40 percent of our total assets nor do we primarily engage in the business of investing, reinvesting or trading in securities. We will continue to monitor that "securities component" level of forty (40%) percent very carefully to ensure that we never fall under that classification. Some of the securities we have received as partial payment for our services are restricted and therefore must be held for a period of time. Our intent is not to hold such securities for the long term but rather sell any available securities as soon as we are no longer restricted pursuant to the securities laws and such securities have a value equal to or exceeding the value of services rendered by us at the time they were received. In the event that we ever approach the "Investment Company" threshold, we will re-evaluate our policy of accepting securities as partial payment for services rendered.

We have been advised by the Securities and Exchange Commission that it considers us an "Investment Adviser" as such term is defined in Section 202(a)(11) of the Investment Adviser's Act of 1940. We are exempt from registration as such with the Securities and Exchange Commission as we do not have assets under management of more than $25,000,000 nor are we an adviser to an investment company registered with the Securities and Exchange Commission. In light of the fact that we are a New York corporation, our only place of business is in New York, all of our videos are made in New York and any television production will occur in New York, we have concluded that New York would be the proper jurisdiction in the event that we decide to register as an investment adviser. Our review of the New York General Business Law reveals that any entity providing investment advisory services to less than 6 persons in New York in the past 12 months is exempt from the registration requirements of the State of New York. However, we have been advised by New York State that visitors to our website are not considered clients to whom we are selling our services as they are not compensating us for their access to the content of our website. We have further been advised by New York State that it is unclear whether we are providing investment advisory services at all. Although New York will not give us a definitive opinion on the matter, as a result of the aforementioned discussions, we do not intend on filing a registration statement as an investment adviser with the State of New York. However, we will continue to monitor our business as it develops as well as communicate with the State of New York to ensure that we are in compliance with all New York State laws. At this time we do not intend on registering as an investment adviser with any other states.

However, mindful of the Securities and Exchange Commission's position that we are performing investment advisory services and that certain visitors to our website are "clients", we concede that we may have a fiduciary obligation to such visitors and will continue to make an effort to perform due diligence on the companies for which we are producing videos in an attempt to ensure that the statements they make in their videos are accurate and not misleading. Such due diligence efforts are generally limited to confirming that the featured company is a legitimate operating business. We do not review financial statements or other material documents of our featured companies and are therefore not expressly providing any guidance as to whether such companies might be suitable investments.

Our sole employee, Mr. Frank Ferraro will be responsible for ensuring that we comply with all state and federal laws. In the event that we ever register as an investment adviser with the State of New York or other jurisdiction, Mr. Ferraro will continue to be the person responsible for such filings and subsequent compliance matters.

EMPLOYEES

Currently, we have one full-time employee and he is not represented by a labor union. We consider our relationship with our sole employee to be satisfactory. On December 31, 2003, we terminated our relationship with Vincent Epifanio who was an employee of CRS until that date. There are no recorded liabilities as a result of Mr. Epifanio's termination.


SEASONALITY

We have not found our business to be seasonal in nature.


ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

On November 13, 2002 we entered into a Lease Agreement for one office for a period of twelve months with HQ Global Workplaces for an aggregate rent of $15,000. There is no affiliation between any of our officers or directors with HQ.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 22, 2004, there were approximately 10 shareholders of record of our common stock. Our shares of common stock are not currently traded on any exchange, although we intend on listing such on the OTC Electronic Bulletin Board.

On February 12, 2004, a registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. Such Registration Statement registers up to 2,000,000 shares of our common stock for sale by us to the public at a deemed price of $1.00 per share. We are attempting to sell the shares either on our own, in concert with a broker-dealer or through some combination thereof. Presently, we have sold a de minimis number of shares pursuant to that Registration Statement.

DIVIDENDS

Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We commenced operations on July 1, 2000 through the launching of our website, which serves as our platform for our internet based "live and on demand" audio and video productions of financial road shows, conferences and presentations.

The following discussion should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus. This discussion may contain forward-looking statements that could involve risks and uncertainties. For additional information see "Risk Factors".

CRITICAL ACCOUNTING POLICIES:

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

RESULTS OF OPERATIONS:

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, which have fluctuated in the past and may vary in the future, continue to be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

YEAR ENDED DECEMBER 31, 2003 AND 2002:

We recognize revenues at the time that all services have been substantially completed. We have received equity securities in certain entities as payments for services provided for these entities. Some of these entities are privately owned, newly formed and have no operating history. Since there is no assurance that these securities are marketable and collectibility is not assured, we do not recognize any revenue upon receipt. Revenue will be recorded at the time the securities are determined to have a monetary value. We also receive restricted securities in publicly traded entities. In such instances, revenue is recorded with a discount of 75% from the market value at the time of receipt since (i) the securities are restricted and (ii) there is no assurance that the value of these securities will be realized. At the time that such securities are able to be sold, we will recognize any resulting gain and/or loss. The amount of shares we will accept in lieu of a portion of a client's cash payment is situation specific. Such amount is never contingent on the success or failure of our efforts.

Revenues for the twelve month period ended December 31, 2003 was $84,595 as compared to $25,189 for the same period of the previous year. This increase of $59,406 or 236% is a direct result of our improved marketing efforts. Revenues earned in the December 2003 twelve-month period include $64,000 received in cash for services rendered and approximately $20,000 in cash proceeds from the sale of investments received in earlier periods for services rendered. We also received restricted securities in the same twelve-month period and recorded such securities using a 75% discount from the market value at the time of receipt in the amount of $0.

Operating expenses increased by $65,176 from $188,140 for the twelve months ended December 31, 2002 to $253,316 for the 2003 period. The 2003 fees include the value of 20,000 shares of our common stock (valued at $20,000 based upon the price of shares sold in our private placement of securities) issued to Mr. Benjamin Lapin. Mr. Lapin introduced us to Dynamic Distribution Corp., a potential client, although no revenue was ultimately realized from such introduction. In 2003, we produced a marketing brochure and incurred advertising expenses in the aggregate amount of $27,332 compared to minimal expense in 2002.

As a result of the above, the net loss for the twelve months ended December 31, 003 was $168,721 or $0.03 per share, compared to a net loss of $162,951 or $0.03 for the similar period in 2002.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2003, we reflected negative working capital of $27,013 compared to a positive working capital of $224,110 at December 31, 2002. Our current ratio at December 31, 2003 and December 31, 2002 was .42 and 22.5, respectively.

During 2003, we utilized $105,638 for operations primarily as a result of our net loss of $168,721. For the 2002 year we utilized $121,924 in cash from operations. During 2003, we used $65,316 for investing activities, primarily for the acquisition of office equipment, including a computer. During 2002, we sold our common shares in a private placement and realized net proceeds of $377,500. As a result of this, we ended 2003 with cash of $16,775.

In June 2002 we issued 250,000 shares of common stock to Eli Weinstein, the selling shareholder, for consideration of $250,000. We paid Five Flags, Inc. $50,000 (20%) as a fee for having Mr. Weinstein invest in our Private Placement. In October 2002 we further issued 250,000 shares of common stock to Mr. Weinstein for $250,000. We again paid Five Flags, Inc. a fee of $50,000 (20%) for having Mr. Weinstein invest in our Private Placement for a total consideration of $100,000 for the raising of capital. Five Flags, Inc. is not a registered broker-dealer. These issuances of shares of common stock to Mr. Weinstein by us did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

We have a limited operating history. Some of our clients to date are also in the early stages of their operations with not much available cash on hand. As a result, as previously discussed, we occasionally receive restricted equity securities issued by our clients. Of the public companies which issue securities to us, we initially record the receipt of such securities at a significant (75%) discount due to the restrictions and since the values of these securities fluctuate and are not readily convertible to cash. Based on the above, the securities are reflected as investments available for sale on our balance sheet. At the balance sheet date, we compare the then market price or fair value of such securities, using the same benchmark of a 75% discount, to the amount initially recorded and any resulting unrealized gain or loss is recorded as other comprehensive income or loss in the equity section of our balance sheet. As of December 31, 2003, the unrealized loss of all securities received as compensation and held for sale aggregated $38,550 which amount is reflected on the balance sheet as accumulated other comprehensive loss. At the time the restriction is lifted (usually within one year of receipt) and we are able to sell the securities, the resulting gain or loss realized will be recognized in our statement of operations. The increase or decrease in these investment securities is shown in investing activities on the statement of cash flows.

We are currently operating with insufficient working capital, which, among other things has constrained our ability to market our services. As a result, management is dependent on the proceeds of the proposed public offering of securities to maintain and increase the level of its operations. There can, however, be no assurance that we will be successful.

IMPACT OF INFLATION

To date inflationary factors have not had a significant effect on our operations. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of our products, the competitive environment within our industry, the ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, economic conditions and the financial strength of our customers and suppliers.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Lazar, Levine & Felix LLP independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Presently, Mr. Frank Ferraro is the only member of our Board of Directors and was appointed to the Board in 1999. Mr. Ferraro has served consecutive three-year terms of which the current term expires in November of 2005.

The following table sets forth the name and, as of December 31, 2003, age and position of each director and executive officer of our company.

     Name                Age                     Position
     ----                ---                     --------

Frank Ferraro            39       Chairman, President, Secretary and Treasurer


BACKGROUND OF EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

Frank Ferraro has been the Chief Executive Officer and President since inception. Mr. Ferraro has spent the last sixteen years in the financial field. Since April of 1996 Mr. Ferraro has been dually licensed with both Castle and Citadel Securities, respectively as a registered representative. Both Castle and Citadel are registered broker-dealers. With both Castle and Citadel, Mr. Ferraro helped develop and manage an electronic internet based proprietary trading system as well as a manager of a trading desk. Mr. Ferraro graduated from Hofstra University with a B.B.A. in Accounting in 1986. On April 28, 2003, Mr. Ferraro resigned from both Castle Securities and Citadel Securities Corp.


COMPENSATION OF DIRECTORS

We do not pay our Director any fee in connection with his role as member of our Board. Our Director is reimbursed for travel and out-of-pocket expenses in connection with his attendance at Board meetings.

EMPLOYMENT AGREEMENTS

On January 1, 2003 we entered into an employment agreement with Mr. Frank Ferraro, our Chief Executive Officer and Chairman of the Board, for a term of two (2) years commencing on such date, providing for an annual salary of $90,000. In addition to his annual salary, Mr. Ferraro has the right to participate in any share option plan, share purchase plan, retirement plan or similar plan offer by our company, to the extent authorized by our Board. Mr. Ferraro also has the right to have CRS pay for a car of its choosing including all expenses associated therewith.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our officers in 2001, 2002 and 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                ANNUAL COMPENSATION                   AWARDS
                                                ----------------------            -------------
                                                                       SECURITIES
                                                                       UNDERLYING   ALL OTHER
Name and Principal Position         Year       SALARY        BONUS     OPTIONS (#) COMPENSATION
---------------------------         ----       ------        -----     ----------- ------------
Frank Ferraro                       2003      90,000         None         None           None
Chairman, President and Chief       2002      45,000         None         None           None
Executive Officer                   2001           0         None         None           None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares. As the Company is presently undertaking a public offering of 2,000,000 shares of Common Stock but has only sold a de minimis number of shares, the following table reflects the ownership percentage as calculated presently and in the event all shares pursuant to the offering are sold.





                                                                PERCENTAGE OF SHARES
                                                                 BENEFICIALLY OWNED
                                                                 ------------------
NAME AND ADDRESS                         NUMBER OF                 SHARES BEFORE           ASSUMING ALL
OF BENEFICIAL OWNER                   BENEFICIALLY OWNED            THE OFFERING          SHARES ARE SOLD
---------------                     -------------------------  --------------------      ----------------
Frank Ferraro1                              5,200,000                     91%                  64%
80 Orville Drive, Suite 100
Bohemia, NY  11716

All Officers and Directors as a            5,200,000                     91%                  64%
group

Eli Weinstein                                500,000                      9%                   6%
596 Setun Circle
Lakewood, New Jersey 08701

1 Includes 200,000 shares of common stock held by Mr.Ferraro's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Frank Ferraro, our founder, holds approximately ninety-one (91%) percent of our outstanding common stock prior to the issuance of any shares related to this Prospectus. Mr. Ferraro is our Chairman, President and Chief Executive Officer.


PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits.

Exhibit Number Exhibit Description

3.1 Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 29, 2003, and incorporated herein by this reference.

3.2 By-Laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 29, 2003, and incorporated herein by this reference.

99.1   Certification of Chief Executive Officer and Principal Financial Officer

(b) Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $15,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $9,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

                          CORPORATE ROAD SHOW.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                      INDEX

                                                                                     PAGE(S)

Independent Auditors' Report                                                        F - 2.

Financial Statements:
   Balance Sheets as of December 31, 2003 and 2002                                  F - 3.
   Statements of Operations for the Years Ended December 31, 2003 and 2002          F - 4.

   Statement of Shareholders' Equity for the Two Years Ended December 31, 2003      F - 5.

   Statements of Cash Flows for the Years Ended December 31, 2003 and 2002          F - 6.

Notes to Financial Statements                                                       F - 7.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Corporate Road Show.com, Inc.
Bohemia, New York

We have audited the accompanying balance sheets of Corporate Road Show.com, Inc., as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Corporate Road Show.com, Inc. and the results of its operations and its cash flows for the periods mentioned in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses since its inception and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    ----------------------------
                                                    LAZAR LEVINE & FELIX LLP

New York, New York
March 9, 2004


                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                         2003         2002
                                                                                      ---------    ---------
                                                          - ASSETS -
CURRENT ASSETS:
   Cash                                                                               $  16,775    $ 234,044
   Prepaid expenses                                                                       3,061          490
                                                                                      ---------    ---------
     TOTAL CURRENT ASSETS                                                                19,836      234,534
                                                                                      ---------    ---------
EQUIPMENT, at cost less accumulated depreciation of $3,828 and $700 for 2003 and
   2002, respectively                                                                    12,598        7,858
                                                                                      ---------    ---------
OTHER ASSETS:
   Deferred offering costs                                                               61,120       15,000
   Other assets                                                                           1,800        1,800
   Investments - available-for-sale securities                                           24,625       34,725
                                                                                      ---------    ---------
                                                                                         87,545       51,525
                                                                                      ---------    ---------
                                                                                      $ 119,979    $ 293,917
                                                                                      =========    =========

                                           - LIABILITIES AND SHAREHOLDERS' EQUITY -


CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $   1,080    $   6,580
   Payroll taxes withheld                                                                 3,743        3,649
   Due to officer                                                                        42,026          195
                                                                                      ---------    ---------
     TOTAL CURRENT LIABILITIES                                                           46,849       10,424
                                                                                      ---------    ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares authorized, 5,730,000 and
     5,710,000 shares issued and outstanding in 2003 and 2002, respectively                 573          571
   Additional paid-in capital                                                           485,447      465,449
   Accumulated deficit                                                                 (374,340)    (205,619)
   Accumulated other comprehensive income (loss)                                        (38,550)      23,092
                                                                                      ---------    ---------
                                                                                         73,130      283,493
                                                                                      ---------    ---------
                                                                                      $ 119,979    $ 293,917
                                                                                      =========    =========

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                              2003           2002
                                                          -----------    -----------
REVENUES:

     Fees for services                                    $    78,689    $    25,189
     Gain on sale of securities                                 5,906             --
                                                          -----------    -----------
                                                               84,595         25,189
                                                          -----------    -----------
COSTS AND EXPENSES:
     Production costs                                           4,715          6,900
     Computer expenses                                          2,894            569
     Compensation expense                                     133,220         66,000
     Advertising and promotion                                 28,659         14,400
     Professional fees                                         18,515         78,450
     Other expenses                                            65,313         21,821
                                                          -----------    -----------
                                                              253,316        188,140
                                                          -----------    -----------
NET (LOSS)                                                $  (168,721)   $  (162,951)
                                                          ===========    ===========
 (LOSS) PER SHARE:
   Basic and diluted                                      $      (.03)   $      (.03)
                                                          ===========    ===========
   Weighted average number of common shares outstanding     5,728,301      5,336,989
                                                          ===========    ===========

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2003


                                                                                ACCUMULATED
                                   COMMON STOCK       ADDITIONAL                   OTHER         TOTAL
                               --------------------    PAID-IN    ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'
                                NUMBER      AMOUNT     CAPITAL      DEFICIT    INCOME (LOSS)     EQUITY
                              ---------   ---------   ---------   -----------  -------------  ------------
BALANCE AT
   DECEMBER 31, 2001          5,200,000   $     520   $  42,000   $ (42,668)   $      --        $    (148)

Officers' compensation               --          --      21,000          --           --           21,000
Compensatory shares              10,000           1       9,999          --           --           10,000

Unrealized gain on equity
   securities                        --          --          --          --       23,092           23,092

Sale of common shares           500,000          50     392,450          --           --          392,500

Net loss for year ended
   December 31, 2002                 --          --          --    (162,951)          --         (162,951)
                              ---------   ---------   ---------   ---------    ---------        ---------
BALANCE AT
   DECEMBER 31, 2002          5,710,000         571     465,449    (205,619)      23,092          283,493

COMPENSATORY SHARES              20,000           2      19,998          --           --           20,000

UNREALIZED LOSS ON EQUITY
   SECURITIES                        --          --          --          --      (61,642)         (61,642)

NET LOSS FOR THE YEAR ENDED
   DECEMBER 31, 2003                 --          --          --    (168,721)          --         (168,721)
                              ---------   ---------   ---------   ---------    ---------        ---------
BALANCE AT
   DECEMBER 31, 2003          5,730,000   $     573   $ 485,447   $(374,340)   $ (38,550)       $  73,130
                              =========   =========   =========   =========    =========        =========


                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                        2003         2002
                                                                                     ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(168,721)   $(162,951)
     Adjustments to reconcile net loss to net cash (used) by operating activities:
         Depreciation                                                                    3,128          700
         Officer's compensation                                                             --       21,000
         Gain on sale of investments                                                     5,906           --
         Compensatory shares                                                            20,000       10,000
     Changes in assets and liabilities:
       Prepaid expenses                                                                 (2,571)        (490)
       Accounts payable and accrued expenses                                            (5,500)       6,168
       Payroll taxes payable                                                                94        3,649
       Due to officer                                                                   42,026           --
                                                                                     ---------    ---------
        Net cash (used) by operating activities                                       (105,638)    (121,924)
                                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                                             (7,868)      (8,558)
     Investments held for sale                                                         (77,203)     (11,633)
     Proceeds from sale of investments                                                  19,755           --
     Security deposits                                                                      --       (1,800)
                                                                                     ---------    ---------
        Net cash (used) by investing activities                                        (65,316)     (21,991)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayment of officer's loans                                                     (195)          --
     Offering costs                                                                    (46,120)     (15,000)
     Sale of equity units                                                                   --      392,500
                                                                                     ---------    ---------
        Net cash (used) provided by financing activities                               (46,315)     377,500
                                                                                     ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (217,269)     233,585

   Cash and cash equivalents - beginning of period                                     234,044          459
                                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $  16,775    $ 234,044
                                                                                     =========    =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

      For the year ended December 31, 2003, the Company recorded an unrealized loss on its investments of $61,642.


                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - DESCRIPTION OF COMPANY / GOING CONCERN:

         Corporate Road Show.Com Inc. (the "Company") was organized in the state of New York on November 1, 1999. The Company is presently an internet-based marketing operation which produces corporate videos available on both the worldwide web via its website or in a hardcopy format. The website serves as a portal for companies to showcase their products and market their goods and services to the business and financial communities. The Company has the capabilities to offer clients custom-made "live" and "on demand" video and audio productions as well as compact disk and DVD copies by writing, shooting, editing and prepping in-house as well as hosting such presentations on its website.

         The Company, since its inception, has incurred net losses of $374,340 and at December 31, 2003, current liabilities exceeded current assets by $27,013. The Company is currently attempting to sell its common stock on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions. Unless the Company is successful in this effort, or arranges additional financing, the Company may be unable to continue in existence. See also Note 4.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

         (A)  USE OF ESTIMATES:

         In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

         (B)  STATEMENTS OF CASH FLOWS:

         For purposes of the statements of cash flows the Company considers all highly liquid investments purchased/acquired with a remaining maturity of three months or less to be cash equivalents.

         (C)  FAIR VALUE:

         The Company's financial instruments currently consist of cash and cash equivalents and accounts payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.

         (D)  FIXED ASSETS:

         Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis over 5 years.

         (E)  DEFERRED OFFERING COSTS:

         The Company, in connection with an offering ("the Offering") of its securities, has incurred certain costs which have been deferred and which will be charged against the proceeds upon completion of the Offering or charged to expense in the event the Offering is not completed.

         (F)  REVENUE RECOGNITION:

         The Company recognizes revenue at the time that all services have been substantially completed. The Company has received equity securities in certain entities as payments for services provided to these entities. Some of these entities are privately owned, newly formed and have no operating history. Since there is no assurance that these securities are marketable, the Company has not recognized any revenue upon receipt. Revenue will be recorded at the time the securities are determined to have a monetary value. The Company also receives restricted securities in publicly traded entities. In such instances, revenue is recorded with a discount of 75% from the market value at the time of receipt. At the time that such securities are sold in the public market, the Company recognizes any resulting gain and/or loss.

         (G)  INCOME TAXES:

         The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

         (H)  LOSS PER COMMON SHARE:

         Loss per common share was calculated by dividing the net loss by the weighted average number of shares outstanding for each period presented.

         (I)  INVESTMENTS/STATEMENT OF COMPREHENSIVE INCOME:

         Investments in debt and equity securities are classified as available-for-sale, held-to-maturity or as part of a trading portfolio in accordance with the provisions of SFAS 115. As of December 31, 2003 and 2002, the Company had no significant investments in securities classified as either held-to-maturity or trading. Securities classified as available-for-sale are carried at fair value and their unrealized gains and losses, net of tax, are reported as accumulated other comprehensive income (loss) as a separate component of shareholders' equity until realized.

         Other comprehensive income items under SFAS 130 are transactions recorded in shareholders' equity during the year, excluding net income and transactions with shareholders.

NOTE 3 - DUE TO OFFICER:

         The Company had received non-interest bearing advances from its officer/major shareholder in order to fund its operations. As of December 31, 2002, such advances aggregated $195. The Company repaid this advance in 2003.

         As of December 31, 2003, the Company was indebted to this officer in the amount of $42,026, which represents unpaid payroll.


NOTE 4 - SHAREHOLDERS' EQUITY:

         In 1999, subsequent to inception, the Company issued 5,200,000 shares of its common stock for $520.

         During 2002, the Company issued 500,000 shares of common stock at a per share price of $1.00, receiving $392,500 in net cash proceeds. The Company also issued 10,000 shares of common stock in lieu of payment of professional fees aggregating $10,000.

         In 2003 the Company issued 20,000 shares of common stock in lieu of payment of consulting fees aggregating $20,000.

         On February 12, 2004, the Company's registration statement for an initial public offering of its common stock was declared effective. The Company intends to offer 2,500,000 shares of common stock, at $1.00 per share, which includes 500,000 shares of common stock offered by a selling stockholder. The Company will not receive any proceeds from the sale of the shares of common stock being offered by the selling shareholder. The shares of Company common stock will be offered and sold on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions.


NOTE 5 - INCOME TAXES:

                                                                    2003          2002
                                                                 ---------     ---------
Deferred tax assets and liabilities consist of the following:

DEFERRED TAX ASSETS:
         Net operating loss carry forwards                       $ 127,000     $  47,745
         Less valuation allowance                                 (127,000)      (47,745)
                                                                 ---------     ---------
                                                                 $      --     $      --
                                                                 =========     =========


No provision for Federal and state income taxes has been recorded since the Company has incurred losses since inception. Deferred tax assets at December 31, 2003, consist primarily of the tax effect of net operating losses that expire in years beginning in 2011 and which amounts to approximately $370,000 at December 31, 2003. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2003, to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance periodically and make adjustments as warranted.

NOTE 6 - COMMITMENTS:

         LEASE:

         Effective December 1, 2002 the Company entered into a lease for office space and ancillary services. This lease requires monthly payments of $1,250 and has an initial term of 12 months. This lease has been extended for an additional 12-month period.

         EMPLOYMENT AGREEMENTS:

         On January 1, 2003, the Company entered into an employment agreement with its Chief Executive Officer and Chairman of the Board, for a term of two (2) years commencing on such date, providing for an annual salary of $90,000. In addition to his annual salary, this officer has the right to participate in any share option plan, share purchase plan, retirement plan or similar plan offer by the Company, to the xtent authorized by the Board.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           CORPORATE ROAD SHOW.COM INC.

                           By: /s/ FRANK FERRARO
                           -----------------------------------
                           FRANK FERRARO
                           Chairman, Principal Financial Officer,
                           Chief Accounting Officer and Chief Executive Officer

Dated: March 25, 2004

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Frank Ferraro certify that:

1. I have reviewed this annual report on Form 10-KSB of Corporate Road Show.Com Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2004

/s/ Frank Ferraro
-----------------------------
Frank Ferraro
Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Frank Ferraro certify that:

1. I have reviewed this annual report on Form 10-KSB of Corporate Road Show.Com Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2004

/s/ Frank Ferraro
-----------------------------
Frank Ferraro
Chief Financial Officer