Form 10QSB
period 2004-03-31
CORPORATE ROAD SHOW DOT COM INC
filed 2004-05-20
CIK 1228627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                       COMMISSION FILE NUMBER: 333-104815

                         CORPORATE ROAD SHOW.COM, INC..
             (Exact name of registrant as specified on its charter)

            NEW YORK                                       11-3516358
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)


                           80 ORVILLE DRIVE, SUITE 100
                             BOHEMIA, NEW YORK 11716
                    (Address of principle executive offices)

                                 (631) 244 1555
              (Registrant's telephone number, including area code)

         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,785,400 shares issued and outstanding as of March 31, 2004.

                          CORPORATE ROAD SHOW.COM, INC.


                                      INDEX

                                                                                                  PAGE(S)
                                                                                                  -------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003                       3.

            Statements of Operations -Three Months Ended March 31, 2004 and 2003 (unaudited)        4.

            Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003 (unaudited)       5.

            Notes to Interim Financial Statements (unaudited)                                       6.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     7.

Item 3.   Controls and Procedures


PART II   OTHER INFORMATION

          Signatures

          Exhibits

                             See accompanying notes.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CORPORATE ROAD SHOW.COM, INC.
                                 BALANCE SHEETS

                                                                    March 31,    December 31,
                                                                      2004          2003
                                                                    ---------     ---------
                                                                   (UNAUDITED)
                                   - ASSETS -

CURRENT ASSETS:
   Cash                                                             $  12,604     $  16,775
   Accounts receivable                                                 10,000            --
   Prepaid expenses                                                     3,191         3,061
                                                                    ---------     ---------
      TOTAL CURRENT ASSETS                                             25,795        19,836
                                                                    ---------     ---------

EQUIPMENT, at cost less accumulated depreciation of $4,650
   and $3,828 for 2004 and 2003, respectively                          11,776        12,598
                                                                    ---------     ---------

OTHER ASSETS:
   Deferred offering costs                                             66,513        61,120
   Other assets                                                         1,800         1,800
   Investments - available-for-sale securities                         19,025        24,625
                                                                    ---------     ---------
                                                                       87,338        87,545
                                                                    ---------     ---------


                                                                    $ 124,909     $ 119,979
                                                                    =========     =========


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   1,368     $   1,080
   Payroll taxes withheld                                               6,244         3,743
   Due to officer                                                      57,826        42,026
                                                                    ---------     ---------
      TOTAL CURRENT LIABILITIES                                        65,438        46,849
                                                                    ---------     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares authorized,
      5,785,400 and 5,730,000 shares issued and outstanding in
      2004 and 2003, respectively                                         579           573
   Additional paid-in capital                                         500,403       485,447
   Accumulated deficit                                               (400,712)     (374,340)
   Accumulated other comprehensive income (loss)                      (40,799)      (38,550)
                                                                    ---------     ---------
                                                                       59,471        73,130
                                                                    ---------     ---------

                                                                    $ 124,909     $ 119,979
                                                                    =========     =========

                            See accompanying notes.
                                                                         Page 3.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                           ---------------------------
                                                               2004            2003
                                                           -----------     -----------
REVENUES:
      Fees for services                                    $    38,000     $    17,245
      Gain on sale of securities                                 3,301              --
                                                           -----------     -----------
                                                                41,301          17,245
                                                           -----------     -----------

COSTS AND EXPENSES:
      Production costs                                           3,496             600
      Computer expenses                                            645             451
      Compensation expense                                      22,500          35,760
      Advertising and promotion                                  2,767          21,284
      Professional fees                                         21,863          30,435
      Other expenses                                            16,402          14,516
                                                           -----------     -----------
                                                                67,673         103,046
                                                           -----------     -----------

NET (LOSS)                                                 $   (26,372)    $   (85,801)
                                                           ===========     ===========

(LOSS) PER SHARE:
   Basic and diluted                                       $     (0.00)    $      (.01)
                                                           ===========     ===========

   Weighted average number of common shares outstanding      5,390,689       5,723,333
                                                           ===========     ===========

                            See accompanying notes.
                                                                         Page 4.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -----------------------
                                                                2004          2003
                                                              ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $ (26,372)    $ (85,801)
      Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
           Depreciation                                             822           664
           Gain on sale of investments                            3,301            --
           Compensatory shares                                   14,562        20,000
      Changes in assets and liabilities:
        Prepaid expenses                                           (130)         (772)
        Accounts payable and accrued expenses                       288        (2,017)
        Payroll taxes payable                                     2,501          (227)
        Due to officer                                           15,800            --
                                                              ---------     ---------

          Net cash provided (used) by operating activities       10,772       (68,153)
                                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                                         --        (6,339)
      Investments held for sale                                 (21,419)      (14,745)
      Proceeds from sale of investments                          11,469            --
                                                              ---------     ---------
         Net cash (used) by investing activities                 (9,950)      (21,084)
                                                              ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayment of officer's loans                               --          (195)
      Offering costs                                             (5,393)      (10,000)
      Sale of equity units                                          400            --
                                                              ---------     ---------
         Net cash (used) by financing activities                 (4,993)      (10,195)
                                                              ---------     ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (4,171)      (99,432)

   Cash and cash equivalents - beginning of period               16,775       234,044
                                                              ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $  12,604     $ 134,612
                                                              =========     =========

SUPPLEMENTAL INFORMATION:

During the quarter ended March 31, 2004 the Company issued 55,000 shares of common stock in lieu of payment of legal fees aggregating $14,562.


                            See accompanying notes.
                                                                         Page 5.

                          CORPORATE ROAD SHOW.COM, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

         In the opinion of management, the accompanying unaudited interim financial statements of Corporate Road Show.Com, Inc., contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

         The Company, since its inception, has incurred net losses of $400,712 and at March 31, 2004, current liabilities exceeded current assets by $39,643. As of December 31, 2003, net losses aggregated $374,340 and current liabilities exceeded current assets by $27,013. Accordingly, the Company's auditors issued a going concern qualification on the December 31, 2003 financial statements. The Company is currently attempting to sell its common stock on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions. Unless the Company is successful in this effort, or arranges additional financing, the Company may be unable to continue in existence.

NOTE 2 - DUE TO OFFICER:

         As of March 31, 2004, the Company was indebted to its officer/major shareholder in the amount of $57,826, which represents unpaid payroll.

NOTE 3 - SHAREHOLDERS' EQUITY:

         On February 12, 2004, the Company's registration statement for an initial public offering of its common stock was declared effective. The Company intends to offer 2,500,000 shares of common stock, at $1.00 per share, which includes 500,000 shares of common stock offered by a selling shareholder. The Company will not receive any proceeds from the sale of the shares of common stock being offered by the selling shareholder. The shares of Company common stock will be offered and sold on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions.


                                                                         Page 6.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    discuss our future expectations;

     o contain projections of our future results of operations or of our financial condition; and

     o    state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS:

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition, results of operations, which have fluctuated in the past and may vary in the future, continue to be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.


                                                                         Page 7.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003:

We recognize revenues at the time that all services have been substantially completed. We have received equity securities in certain entities as payments for services provided to these entities. Some of these entities are privately owned, newly formed and have no operating history. Since there is no assurance that these securities are marketable and collectibility is not assured, we do not recognize any revenue upon receipt. Revenue will be recorded at the time the securities are determined to have a monetary value. We also receive restricted securities in publicly traded entities. In such instances, revenue is recorded with a discount of 75% from the market value at the time of receipt since (i) the securities are restricted and (ii) there is no assurance that the value of these securities will be realized. At the time that such securities are able to be sold, we will recognize any resulting gain or loss. The amount of shares we will accept in lieu of a portion of a client's cash payment is situation specific. Such amount is never contingent on the success or failure of our efforts.

Revenues realized for the three-month period ended March 31, 2004 was $41,301 as compared to $17,245 for the same period of the previous year. This increase of $24,056 or 139% is a direct result of our improved marketing efforts. Revenues earned in the March 2004 three-month period include $38,000 in cash proceeds from the sale of investments received for services rendered during the current quarter.

Operating expenses decreased by $35,373 from $103,046 for the three-months ended March 31, 2003 to $67,673 for the 2004 period. Payroll accounted for $13,260 of this decrease as a result of the termination of an employee. We also experienced a reduction in professional fees of $8,572 when comparing the three-month period ended March 31, 2004 to the same period in 2003. In 2003, we produced a marketing brochure and incurred advertising expenses in the aggregate amount of $21,284 compared to minimal expense of $2,767 in 2004.

As a result of the above, the net loss for the three-month period ended March 31, 2004 was $26,372 or $0.00 per share, compared to a net loss of $85,801 or $0.01 for the similar period in 2003.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2004, we reflected negative working capital of $39,643 and our current ratio was 0.39 to 1. At December 31, 2003, we had negative working capital of $27,013 and our current ratio was 0.42 to 1.

During 2004, we generated cash from operations of $10,772 primarily as a result of our net loss of $26,372 adjusted for compensatory shares of $14,562 and amounts (primarily payroll) not paid to our officer of $15,800. For the 2003 year we utilized $68,153 in cash for operations. During 2003, we used $4,993 for financing activities, primarily for costs associated with our anticipated sale of common stock compared to $10,000 expended for similar reasons in the prior year.

We have a limited operating history. Some of our clients to date are also in the early stages of their operations with not much available cash on hand. As a result, as previously discussed, we occasionally receive restricted equity securities issued by our clients. Of the public companies which issue securities to us, we initially record the receipt of such securities at a significant (75%) discount due to the restrictions and since the values of these securities fluctuate and are not readily convertible to cash. Based on the above, the securities are reflected as investments available for sale on our balance sheet. At the balance sheet date, we compare the then market price or fair value of such securities, using the same benchmark of a 75% discount, to the amount initially recorded and any resulting unrealized gain or loss is recorded as other comprehensive income or loss in the equity section of our balance sheet. As of March 31, 2004, the unrealized loss of all securities received as compensation and held for sale aggregated $40,799 which amount is reflected on the balance sheet as accumulated other comprehensive loss. At the time the restriction is lifted (usually within one year of receipt) and we are able to sell the securities, the resulting gain or loss realized will be recognized in our statement of operations. The increase or decrease in these investment securities is shown in investing activities on the statement of cash flows.


                                                                         Page 8.

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

ITEM 3. - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of March 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS:

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer/Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.


                                                                         Page 9.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

Exhibit 31.1  Certification of President and Principal Financial Officer

Exhibit 32.2  Certification of Chief Financial Officer and Chief Executive
              Officer

b. Reports on Form 8-K

None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE ROAD SHOW.COM INC.


/s/ Frank Ferraro
-----------------------
Name: Frank Ferraro
Title: President, Chief Financial Officer and Chairman of the Board
Date:  May 19, 2004


                                                                        Page 10.