Form 10QSB
period 2004-06-30
CORPORATE ROAD SHOW DOT COM INC
filed 2004-08-13
CIK 1228627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,785,400 shares issued and outstanding as of June 30, 2004

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------

                                      INDEX

                                                                                                                  PAGE(S)
                                                                                                                  -------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

             Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003                                      3.

             Statements of Operations - Six and Three Months Ended June 30, 2004 and 2003 (unaudited)              4.

             Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003 (unaudited)                        5.

             Notes to Interim Financial Statements (unaudited)                                                     6.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                   7.

Item 3.    Controls and Procedures                                                                                 9.


PART II    OTHER INFORMATION

           Signatures

           Exhibits

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CORPORATE ROAD SHOW.COM, INC.
                                 BALANCE SHEETS

                                                                                              JUNE 30,     December 31,
                                                                                               2004           2003
                                                                                             ---------      ---------
                                                                                            (UNAUDITED)
                                   - ASSETS -

CURRENT ASSETS:
   Cash                                                                                      $  24,674      $  16,775
   Accounts receivable                                                                              --             --
   Prepaid expenses                                                                              1,586          3,061
                                                                                             ---------      ---------
     TOTAL CURRENT ASSETS                                                                       26,260         19,836
                                                                                             ---------      ---------

EQUIPMENT, at cost less accumulated depreciation of $5,471 and $3,828 for 2004 and 2003,
   respectively                                                                                 10,955         12,598
                                                                                             ---------      ---------

OTHER ASSETS:
   Deferred offering costs                                                                      66,513         61,120
   Other assets                                                                                  1,800          1,800
   Investments - available-for-sale securities                                                   1,825         24,625
                                                                                             ---------      ---------
                                                                                                70,138         87,545
                                                                                             ---------      ---------

                                                                                             $ 107,353      $ 119,979
                                                                                             =========      =========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     $   1,208      $   1,080
   Payroll taxes withheld                                                                        6,023          3,743
   Due to officer                                                                               70,026         42,026
                                                                                             ---------      ---------
     TOTAL CURRENT LIABILITIES                                                                  77,257         46,849
                                                                                             ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 20,000,000 shares authorized, 5,785,400 and 5,730,000
     shares issued and outstanding in 2004 and 2003, respectively                                  579            573
   Additional paid-in capital                                                                  505,703        485,447
   Accumulated deficit                                                                        (440,878)      (374,340)
   Subscription receivable                                                                      (2,025)            --
   Accumulated other comprehensive income (loss)                                               (33,283)       (38,550)
                                                                                             ---------      ---------
                                                                                                30,096         73,130
                                                                                             ---------      ---------

                                                                                             $ 107,353      $ 119,979
                                                                                             =========      =========

                             See accompanying notes.


                                                                         Page 3.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE SIX MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                ----------------------------      ----------------------------

                                                   2004              2003            2004             2003
                                                -----------      -----------      -----------      -----------
REVENUES:
     Fees for services                          $    45,000      $    28,495      $     7,000      $    11,250
     Gain on sale of securities                      10,695               --            7,394               --
                                                -----------      -----------      -----------      -----------
                                                     55,695           28,495           14,394           11,250
                                                -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
     Production costs                                 4,396            1,100              900              500
     Computer expenses                                2,914              451            2,269               --
     Compensation expense                            43,200           75,720           20,700           39,960
     Advertising and promotion                        4,573           25,509            1,806            4,225
     Professional fees                               37,264           31,120           15,401              685
     Other expenses                                  29,886           33,578           13,484           19,062
                                                -----------      -----------      -----------      -----------
                                                    122,233          167,478           54,560           64,432
                                                -----------      -----------      -----------      -----------

NET (LOSS)                                      $   (66,538)     $  (138,983)     $   (40,166)     $   (53,182)
                                                ===========      ===========      ===========      ===========

(LOSS) PER SHARE:
   Basic and diluted                            $      (.01)     $      (.02)     $      (.01)     $      (.01)
                                                ===========      ===========      ===========      ===========

   Weighted average number of common shares
     outstanding                                  5,767,617        5,726,667        5,579,153        5,725,000
                                                ===========      ===========      ===========      ===========

                             See accompanying notes.


                                                                         Page 4.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                         2004            2003
                                                                                       ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $ (66,538)     $(138,983)
     Adjustments to reconcile net loss to net cash (used) by operating activities:
         Depreciation                                                                      1,643          1,486
         Gain on sale of investments                                                      10,695             --
         Compensatory shares                                                              14,562         20,000
     Changes in assets and liabilities:
       Prepaid expenses                                                                    1,475           (246)
       Accounts payable and accrued expenses                                                 128         (4,383)
       Payroll taxes payable                                                               2,280          1,423
       Due to officer                                                                     28,000             --
                                                                                       ---------      ---------

        Net cash (used) by operating activities                                           (7,755)      (120,703)
                                                                                       ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                                                   --         (7,868)
     Investments held for sale                                                           (23,982)       (23,495)
     Proceeds from sale of investments                                                    37,918             --
                                                                                       ---------      ---------
        Net cash provided (used) by investing activities                                  13,936        (31,363)
                                                                                       ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayment of officer's loans                                                         --           (195)
     Offering costs                                                                       (5,393)       (40,120)
     Sale of equity units                                                                  3,675             --
                                                                                       ---------      ---------
        Net cash provided (used) by financing activities                                   1,718        (40,315)
                                                                                       ---------      ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       7,899       (192,381)

   Cash and cash equivalents - beginning of period                                        16,775        234,044
                                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $  24,674      $  41,663
                                                                                       =========      =========

SUPPLEMENTAL INFORMATION:

During the period ended June 30, 2004 the Company issued 55,000 shares of common stock in lieu of payment of legal fees aggregating $14,562.

                             See accompanying notes.


                                                                         Page 5.

                          CORPORATE ROAD SHOW.COM, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

         In the opinion of management, the accompanying unaudited interim financial statements of Corporate Road Show.Com, Inc., contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations and its cash flows for the six months ended June 30, 2004. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

         The Company, since its inception, has incurred net losses of $440,878 and at June 30, 2004, current liabilities exceeded current assets by $50,997. As of December 31, 2003, net losses aggregated $374,340 and current liabilities exceeded current assets by $27,013. Accordingly, the Company's auditors issued a going concern qualification on the December 31, 2003 financial statements. The Company is currently attempting to sell its common stock on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions. Unless the Company is successful in this effort, or arranges additional financing, the Company may be unable to continue in existence.

NOTE 2 - DUE TO OFFICER:

         As of June 30, 2004, the Company was indebted to its officer/major shareholder in the amount of $70,026, which represents unpaid payroll.

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


                                                                         Page 7.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003:

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

Revenues realized for the six-month period ended June 30, 2004 was $55,695 as compared to $28,495 for the same period of the previous year. This increase of $27,200 or 95% is a direct result of our improved marketing efforts. Revenues earned in the June 2004 six-month period include $38,000 in cash proceeds from the sale of investments received for services rendered during the period.

Operating expenses decreased by $45,245 from $167,478 for the six-months ended June 30, 2003 to $122,233 for the 2004 period. Payroll accounted for $32,520 of this decrease as a result of the termination of an employee. In 2003, we produced a marketing brochure and incurred advertising expenses in the aggregate amount of $25,509 compared to minimal expense of $4,573 in 2004.

As a result of the above, the net loss for the six-month period ended June 30, 2004 was $66,535 or $0.00 per share, compared to a net loss of $138,983 or $0.02 for the similar period in 2003.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003:

Revenues realized for the three-month period ended June 30, 2004 was $14,394 as compared to $11,250 for the same period of the previous year, reflecting an increase of $3,144 or 28%.

Operating expenses decreased by $9,872 from $64,432 for the three-months ended June 30, 2003 to $54,560 for the 2004 period.

As a result of the above, the net loss for the three-month period ended June 30, 2004 was $40,166 or $0.00 per share, compared to a net loss of $53,182 or $0.00 for the similar period in 2003.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2004, we reflected negative working capital of $50,997 and our current ration was 0.34 to 1. At December 31, 2003, we had negative working capital of $27,013 and our current ratio was 0.42 to 1.

During 2004, we utilized cash for operations of $7,755 primarily as a result of our net loss of $66,538 adjusted for compensatory shares of $14,562 and amounts (primarily payroll) not paid to our officer of $28,000. For the 2003 year, we utilized $120,703 in cash for operations. During 2003, we used $40,315 for financing activities, primarily for costs associated with our anticipated sale of common stock.

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


                                                                         Page 8.

At the balance sheet date, we compare the then market price or fair value of such securities, using the same benchmark of a 75% discount, to the amount initially recorded and any resulting unrealized gain or loss is recorded as other comprehensive income or loss in the equity section of our balance sheet. As of June 30, 2004, the unrealized loss of all securities received as compensation and held for sale aggregated $33,283 which amount is reflected on the balance sheet as accumulated other comprehensive loss. At the time the restriction is lifted (usually within one year of receipt) and we are able to sell the securities, the resulting gain or loss realized will be recognized in our statement of operations. The increase or decrease in these investment securities is shown in investing activities on the statement of cash flows.

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

ISSUANCE OF OPTIONS TO ADVISORY BOARD MEMBER

On May 1, 2004, the Company entered into an agreement to issue 150,000 options to Dr. Richard Stapen pursuant to an advisory agreement to which Dr. Stapen and the Company were parties. The options are exercisable for a period of 2 years at a price of $.09 per share and grant Dr. Stapen the right to purchase a total of 150,000 shares of the Company's common stock. Further, Dr. Stapen shall remain on the Company's advisory board for a period of one year which may be renewable by the mutual agreement of the parties thereto.

ITEM 3. - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 1. LEGAL PROCEEDINGS
None

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

b. Reports on Form 8-K
None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE ROAD SHOW.COM, INC.

/s/ Frank Ferraro
------------------------
Name: Frank Ferraro
Title: President, Chief Financial Officer and Chairman of the Board
Date:  August 12, 2004


                                                                        Page 10.