Form 10QSB
period 2004-09-30
CORPORATE ROAD SHOW DOT COM INC
filed 2004-11-12
CIK 1228627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes |X|           No |_|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: [289,780,000] shares issued and outstanding as of September 30, 2004

                          CORPORATE ROAD SHOW.COM, INC.
                                      INDEX

                                                                                                                        PAGE(S)
                                                                                                                        -------
PART I   FINANCIAL INFORMATION
Item 1.           Financial Statements:

                    Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003                                 3.

                    Statements of Operations - Nine and Three Months Ended September 30, 2004 and 2003 (unaudited)        4.

                    Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003 (unaudited)                  5.

                    Notes to Interim Financial Statements (unaudited)                                                     6.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                   8.

Item 3.           Controls and Procedures                                                                                 10.

PART II           OTHER INFORMATION                                                                                       11.

                  Signatures                                                                                              12.

                  Exhibits

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CORPORATE ROAD SHOW.COM, INC.
                                 BALANCE SHEETS

                                                                                               September 30, December 31,
                                                                                                   2004         2003
                                                                                                ---------    ---------
                                                                                               (unaudited)
                                                             - ASSETS -

CURRENT ASSETS:
   Cash                                                                                         $   5,466    $  16,775
   Prepaid expenses                                                                                 1,586        3,061
                                                                                                ---------    ---------
     TOTAL CURRENT ASSETS                                                                           7,052       19,836
                                                                                                ---------    ---------

EQUIPMENT, at cost less accumulated depreciation of $6,292 and $3,828 for 2004 and 2003,
   respectively                                                                                    10,134       12,598
                                                                                                ---------    ---------

OTHER ASSETS:
   Deferred offering costs                                                                         58,938       61,120
   Other assets                                                                                     1,800        1,800
   Investments - available-for-sale securities                                                         --       24,625
                                                                                                ---------    ---------
                                                                                                   60,738       87,545
                                                                                                ---------    ---------

                                                                                                $  77,924    $ 119,979
                                                                                                =========    =========

                                          - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                        $   2,218    $   1,080
   Payroll taxes withheld                                                                           5,870        3,743
   Due to officer                                                                                  93,533       42,026
                                                                                                ---------    ---------
     TOTAL CURRENT LIABILITIES                                                                    101,621       46,849
                                                                                                ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value; 500,000,000 shares authorized, 289,780,000 and 286,500,000
     shares issued and outstanding in 2004 and 2003, respectively                                  28,978          573
   Additional paid-in capital                                                                     515,067      485,447
   Accumulated deficit                                                                           (554,697)    (374,340)
   Accumulated other comprehensive (loss)                                                         (13,045)     (38,550)
                                                                                                ---------    ---------
                                                                                                  (23,697)      73,130
                                                                                                ---------    ---------

                                                                                                $  77,924    $ 119,979
                                                                                                =========    =========

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   For The Nine Months      For The Three Months Ended
                                                                   Ended September 30,               September 30,
                                                          ------------------------------    ------------------------------
                                                               2004             2003            2004              2003
                                                          -------------    -------------    -------------    -------------
REVENUES:
     Fees for services                                    $      53,500    $      55,041    $       8,500    $      26,546
     (Loss) on sale of securities                                (5,695)              --          (16,390)              --
                                                          -------------    -------------    -------------    -------------
                                                                 47,805           55,041           (7,890)          26,546
                                                          -------------    -------------    -------------    -------------

COSTS AND EXPENSES:
     Production costs                                             6,196            2,600            1,800            1,500
     Computer expenses                                            5,748            1,253            2,834              802
     Compensation expense                                        67,500          110,720           24,300           35,000
     Advertising and promotion                                    7,178           27,332            2,605            1,823
     Professional fees                                           90,903           37,220           53,639            6,100
     Other expenses                                              50,637           52,711           20,751           19,133
                                                          -------------    -------------    -------------    -------------
                                                                228,162          231,836          105,929           64,358
                                                          -------------    -------------    -------------    -------------

NET (LOSS)                                                $    (180,357)   $    (176,795)   $    (113,819)   $     (37,812)
                                                          =============    =============    =============    =============

(LOSS) PER SHARE:
   Basic and diluted                                      $          --    $          --    $          --    $          --
                                                          =============    =============    =============    =============

   Weighted average number of common shares outstanding     287,046,667      286,388,889      288,140,000      186,500,000
                                                          =============    =============    =============    =============

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      For The Nine Months Ended
                                                                                          September 30,
                                                                                        2004         2003
                                                                                     ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(180,357)   $(176,795)
     Adjustments to reconcile net loss to net cash (used) by operating activities:
         Depreciation                                                                    2,464        2,307
         Gain on sale of investments                                                    (5,695)     (18,994)
         Compensatory shares                                                            61,000       20,000
     Changes in assets and liabilities:
       Prepaid expenses                                                                  1,475       (2,121)
       Accounts payable and accrued expenses                                             1,138      (27,264)
       Payroll taxes payable                                                             2,127         (692)
       Due to officer                                                                   51,507           --
                                                                                     ---------    ---------

        Net cash (used) by operating activities                                        (66,341)    (149,031)
                                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                                                 --       (7,868)
     Investments held for sale                                                           4,327      (30,144)
     Proceeds from sale of investments                                                  46,105       20,343
                                                                                     ---------    ---------
        Net cash provided (used) by investing activities                                50,432      (17,669)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayment of officer's loans                                                       --         (195)
     Offering costs                                                                         --      (46,120)
     Sale of equity units                                                                4,600           --
                                                                                     ---------    ---------
        Net cash provided (used) by financing activities                                 4,600      (46,315)
                                                                                     ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (11,309)    (213,015)

   Cash and cash equivalents - beginning of period                                      16,775      234,044
                                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $   5,466    $  21,029
                                                                                     =========    =========

SUPPLEMENTAL INFORMATION:

During the period ended September 30, 2004 the Company issued 3,050,000 shares of common stock in lieu of payment of legal fees and other expenses aggregating $61,000.

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)



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

              In the opinion of management, the accompanying unaudited interim financial statements of Corporate Road Show.Com, Inc., contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of September 30, 2004 and the results of its operations and its cash flows for the nine months ended September 30, 2004. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

              The Company, since its inception, has incurred net losses of $554,697 and at September 30, 2004, current liabilities exceeded current assets by $94,569. As of December 31, 2003, net losses aggregated $374,340 and current liabilities exceeded current assets by $27,013. Accordingly, the Company's auditors issued a going concern qualification on the December 31, 2003 financial statements. Unless the Company can obtain additional financing, the Company may be unable to continue in existence.

NOTE 2 -      DUE TO OFFICER:

              As of September 30, 2004, the Company was indebted to its officer/major shareholder in the amount of $93,533, which represents unpaid payroll.

NOTE 3 -      SHAREHOLDERS' EQUITY:

              On February 12, 2004, the Company's registration statement for an initial public offering of its common stock was declared effective.

                          CORPORATE ROAD SHOW.COM, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)

NOTE 3 -      SHAREHOLDERS' EQUITY (CONT'D):

              The shares of Company common stock were offered and sold on a self-underwritten basis by using Company officers. Such offering was closed on August 19, 2004.

              In September 2004, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 500,000,000 and effected a 50 for 1 forward split of its common stock. As a result, common stock was increased by $28,398 with a corresponding decrease to additional paid-in capital. All per-share amounts have been retroactively adjusted for all periods presented to reflect the 50 for 1 forward stock split.

              During the quarter ended September, the Company issued 230,000 post split shares and received $4,600 in cash proceeds. The Company also issued 3,050,000 post split shares in lieu of payment of legal and other consulting fees aggregating $61,000.

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

Nine Months Ended September 30, 2004 and 2003:

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

Fees earned for services rendered for the nine-month period ended September 30, 2004 was $53,500 as compared to $55,041 for the same period of the previous year, a minimal decrease of $1,541 or less than 3%. In addition, we realized a loss on the sale of equity securities of $5,695.

Operating expenses decreased by $3,674 from $231,836 for the nine-months ended September 30, 2003 to $228,162 for the 2004 period. Payroll decreased by $43,220 as a result of the termination of an employee and professional fees increased by $53,683 as a result of fees paid to consultants. In 2003, we produced a marketing brochure and incurred advertising expenses in the aggregate amount of $27,332 compared to minimal expense of $7,178 in 2004.

As a result of the above, the net loss for the nine-month period ended September 30, 2004 was $180,357 or $0.00 per share, compared to a net loss of $176,795 or $0.00 per share for the same period in 2003.

Three Months Ended September 30, 2004 and 2003:

Fees earned for services rendered for the three-month period ended September 30, 2004 was $8,500 as compared to $26,546 for the same period of the previous year, a decrease of $18,046 or 68%. In addition, we realized a loss on the sale of equity securities of $16,390.

Operating expenses increased by $41,571 from $64,358 for the three-months ended September 30, 2003 to $105,929 for the 2004 period primarily as a result of increased professional fees of $47,539 paid to consultants.

As a result of the above, the net loss for the three-month period ended September 30, 2004 was $113,819 or $0.00 per share, compared to a net loss of $37,812 or $0.00 for the similar period in 2003.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2004, we reflected negative working capital of $94,569 and our current ratio was .07 to 1. At December 31, 2003, we had negative working capital of $27,013 and our current ratio was .42 to 1.

During 2004, we utilized cash for operations of $66,341 primarily as a result of our net loss of $180,357 adjusted for compensatory shares valued at $61,000 and amounts (primarily payroll) not paid to our officer of $51,507. For the 2003 year, we utilized $149,031 in cash for operations. During 2003, we used $46,315 for financing activities, primarily for costs associated with our anticipated sale of common stock.

We have a limited operating history. Some of our clients to date are also in the early stages of their operations with not much available cash on hand. As a result, as previously discussed, we occasionally receive restricted equity securities issued by our clients. Of the public companies which issue securities to us, we initially record the receipt of such securities at a significant (75%) discount due to the restrictions and since the values of these securities fluctuate and are not readily convertible to cash. Based on the above, the securities are reflected as investments available for sale on our balance sheet. At the balance sheet date, we compare the then market price or fair value of such securities, using the same benchmark of a 75% discount, to the amount initially recorded and any resulting unrealized gain or loss is recorded as other comprehensive income or loss in the equity section of our balance sheet. As of September 30, 2004, the unrealized loss of all securities received as compensation and held for sale aggregated $13,045 which amount is reflected on the balance sheet as accumulated other comprehensive loss. At the time the restriction is lifted (usually within one year of receipt) and we are able to sell the securities, the resulting gain or loss realized will be recognized in our statement of operations. The increase or decrease in these investment securities is shown in investing activities on the statement of cash flows.

We are currently operating with insufficient working capital, which, among other things has constrained our ability to market our services. As a result, management is dependent on the proceeds of the proposed public offering of securities (see Note 3) to maintain and increase the level of its operations. There can, however, be no assurance that we will be successful.

IMPACT OF INFLATION

To date inflationary factors have not had a significant effect on our operations. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.

INCREASE OF AUTHORIZED AND FORWARD SPLIT

On September 25, 2004, we amended our Certificate of Incorporation to increase our authorized number of shares of common stock from 20,000,000 to 500,000,000. Further, we undertook a 50 for 1 forward split of our common stock thus resulting in 289,780,000 shares outstanding.

ADDITIONAL BUSINESS LINES

We have assisted companies in trying to find sponsoring brokers/dealers to help them get listed on the Pink Sheets LLC or the OTC-BB. In 2003 we assisted 2 companies. However, subsequent to the SB-2 effectiveness date we were approached by a number of companies asking us to help them find a sponsoring dealer, in which they we're willing to pay us a fee. After some consideration, we realized the potential benefits to our business by building a relationship with soon to be public companies and decided to perform the requested service. Further, although we will continue to focus our efforts on web-based and television production aspect of our business, if we are approached by companies seeking assistance in being publicly listed, we will certainly consider providing such a service to them.

ITEM 3. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls:

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer/Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

                                             CORPORATE ROAD SHOW.COM, INC.

                                             /s/ Frank Ferraro
                                             ---------------------------------
                                             Name: Frank Ferraro
                                             Title: President, Chief Financial
                                             Officer and Chairman of the Board
                                             Date:  November 12, 2004