Form 10KSB
period 2004-12-31
CORPORATE ROAD SHOW DOT COM INC
filed 2005-03-29
CIK 1228627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 2004

                        Commission file number 000-50590

                          CORPORATE ROAD SHOW.COM INC.
                 (Name of small business issuer in its charter)

                    New York                                 1-3516358
 (State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                        Identification No.)

80 Orville Drive - Suite 100, Bohemia, New York                11716
   (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number (631) 244-1555

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2004 was:  $59,877

Aggregate market value of the voting common stock held by non-affiliates of the issuer as of March 28, 2005, was: $119,125.

Number of shares of the issuer's common stock outstanding as of March 28, 2005 was: 289,780,000

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY AND DEVELOPMENT

         We were incorporated pursuant to the laws of the State of New York on November 1, 1999 under the name Corporate Road Show.Com Inc. On July 1, 2000 we launched our website on the Internet and began a limited marketing campaign for our Internet based presentations. From inception through December of 2004, our basic business model was to help the corporate executive get their story out to a vast but targeted audience over the Internet or television, as well as complement their marketing plans.

         For the past several years, we sought unsuccessfully to raise capital to fund our operations or maintain a steady client base to guarantee an income stream. To satisfy the administrative needs of operating a public corporation, we obtained accounting, marketing, computer and information management, website design and legal services at a cost that outweighed the benefits we derived. Our board of directors and management concluded that the lack of success in growing our business warranted exploring other strategic alternatives. Because of our public, but relatively dormant status, we had received inquiries regarding whether we would be interested in effecting a reverse merger with a private operating company.

MERGER WITH REXAHN

         In December 2004, our board of directors decided to explore a reverse merger transaction, which culminated in our entering into an Agreement and Plan of Merger dated as of January 20, 2005 (the "Merger Agreement") with Rexahn Corp., a Maryland corporation ("Rexahn"), whereby a wholly owned subsidiary of ours will be merged with and into Rexahn (the "Merger").

         In the Merger, we will issue five shares of our common stock for every share of Rexahn common stock outstanding, or an aggregate of 38,140,830 of our shares, and the former Rexahn shareholders will own approximately 91.8% of our outstanding common stock. Immediately prior to the Merger, we will effect a 1-for-100 reverse stock split and reincorporate our company in Delaware under the name "Rexahn Pharmaceuticals, Inc." These transactions are conditions to the completion of Merger and are subject to the approval of our stockholders at a meeting to be held in the near future.

         In connection with the transactions contemplated by the Merger Agreement, we expect to enter into a Settlement Agreement with Frank Ferraro, our sole director and
                                       2
officer, pursuant to which we will (i) transfer substantially all the assets and related liabilities of our former business operations to Mr. Ferraro in consideration for the cancellation of outstanding indebtedness owed by us to Mr. Ferraro and, (ii) following the consummation of the Merger, issue 500,000 shares of our common stock to Mr. Ferraro.

OUR FORMER OPERATIONS

         As noted above, we effectively ceased our operations as a Web portal and as a provider of multimedia production services to corporations in January 2005. However, because we earned revenue from such services during the 2004 reporting period, we are including this description of our operations in this report. Until December 2004, we were a business to business service firm. Our basic service was to host and digitize corporate videos already produced by our clients. We also offered an upgraded service where we actually videotaped and produced a corporate presentation for dissemination on our website. During fiscal 2004, over 90% of our revenues were generated through our video hosting and production business. The remaining 10% consisted of advertisements by third parties on our website.

         VIDEO PRODUCTION

         A client's first experience with us resulted from the following scenarios: (i) in response to our advertising campaign; (ii) as a recipient of a marketing campaign on behalf of a client; or (iii) after production of our planned financial television programs, in response to such. After the initial discussion, we then determined which format is preferred (i.e. interview, Power Point presentation). We then filmed the interview, edited it with sound and digitized it in either Real Player or the Microsoft Media platform. Lastly, we would broadcast the presentation on the Internet where interested parties could log on and watch the show.

         Our fees varied on each production. For example, for web hosting we had to determine the length of the video in digitized megabytes and the time period such video would be hosted by us. The fee for producing a corporate video could vary depending on location, scripting, editing, talent and other factors. In order to arrive at a fee for a particular project we analyzed the time, equipment and bandwidth required to place that particular video on the web.

         HOSTING A VIDEO WITHOUT PRODUCTION

         Unless requested otherwise, when we hosted a video we did not "produce" it. The first step was the receipt of the video from the client. Generally, productions provided to us by a company were either in an MPEG, AVI or VHS format. We converted such into a Real Media format for web-based applications. Once converted, the video was "streamed" at various speeds for viewing on our website. The faster the speed, the more bandwidth the video needed. Bandwidth cost us one dollar per megabyte per month. We charged a hosting and marketing fee equal to an additional 50% of the cost to the customer. Thus, our fees for merely hosting videos generally ranged from $2,500 to $5,000.

         BASIC VIDEO PRODUCTION

         Any video we produced was also hosted by us, so in addition to the hosting expenses incurred and fees charged a basic production involved additional fees for, among other things:

         o  additional equipment rental;

         o additional production consultants, interviewers or production assistants if necessary;

         o   additional travel expenses for outside locations;

         o Frank Ferraro's services for scriptwriting and directing the production process; and

         o   post-production editing for conversion to final format for hosting.

         For a basic 7 to 9 minute interview in a location of our choice without any music or graphics such as pictures or charts (including basic editing and hosting), we would charge between $5,000 and $7,500.

         ADVANCED VIDEO PRODUCTION

              An advanced video production integrated multiple cameras, lighting, video with graphics such as pictures or charts in coordination with a specific presentation with music and advanced editing and up to 30 minutes of video presentation. In addition to the costs and expenses associated with the hosting of a video and a basic video production, advanced video production would also require more involved production techniques and equipment. We charged between $10,000 and $20,000 to produce a 10 to 30 minute advanced video.

REVENUE BREAKDOWN

         We recognize revenue at the time that all services have been substantially completed. We have received equity securities in certain entities as payments for services provided for these entities. Some of these entities are privately owned, newly formed and have no operating history. Since there is no assurance that these securities are marketable, we do not recognize any revenue upon receipt. Revenue is recorded at the time the securities are determined to have a monetary value. To the extent that we received equity securities in a company which has no trading market at the time of receipt, we did not recognize any revenue until such securities were sold by us, if ever. We also received restricted securities in publicly traded entities in which a market existed. In such instances, revenue was recorded with a discount of 75% from the market value at the time of receipt. At the time that such securities were sold in the public market, we recognized any resulting gain and/or loss.

MARKETING APPROACH

         To date, our marketing plan has included "key word" marketing on major Internet search engines like Lycos, Alta Vista, MSN and Yahoo!

         We also had a contract with Dynamic Distribution Corp. whereby we were to pay Dynamic a five (5%) percent fee for any new business introduced to us as a result of Dynamic's efforts. This contract expired on February 11, 2004, and no business was generated from this relationship.

TRADEMARKS AND PATENTS

         We do not have any trademarks or patents or any applications pending for trademarks or patents.

GOVERNMENTAL REGULATIONS

         The following discussion is based on our business operation during 2004.

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

         In order to ensure that our clients are not presently offering securities and will not contemplate the offering of securities at any time the video is available for viewing on our website, we require each client to acknowledge in writing that: (i) they are not presently offering securities and will not contemplate offering securities while their video is available for viewing on our website; and (ii) they will not distribute a hardcopy of their video to any potential investor at any time during which they are engaged in an offering of securities. We will not take any further steps to verify whether our clients are in fact conducting an offering concurrent with their video's availability on our website. In order to protect ourselves against the restrictions on communications by Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), we will further require any client to covenant to us in writing, that prior to commencing any offering, we will be instructed to remove their video and other materials from our website.

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

         Our sole employee, Mr. Frank Ferraro is responsible for ensuring that we comply with all state and federal laws. In the event that we ever register as an investment adviser with the State of New York or other jurisdiction, Mr. Ferraro will continue to be the person responsible for such filings and subsequent compliance matters.

EMPLOYEES

         Currently, we have one full-time employee who is expected to resign upon the consummation of the Merger and he is not represented by a labor union. We consider our relationship with our sole employee to be satisfactory.

SEASONALITY

         We have not found our former business to be seasonal in nature.

ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS

         We are not subject to any pending legal proceedings, nor are we aware of any threatened claims against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 25, 2004, we amended our Certificate of Incorporation to increase our authorized number of shares of common stock from 20,000,000 to 500,000,000. Further, we undertook a 50-for-1 forward split of our common stock thus resulting in 289,780,000 shares outstanding.

         As of March 28, 2005, we were authorized to issue one class of capital stock, which is Company common stock, and our total authorized shares Company common stock was 500,000,000 shares, par value $0.0001 per share, of which 289,780,000 shares of Company common stock were outstanding. As of March 16, 2005, we had approximately 30 shareholders of record of our common stock.

         The our common stock has been listed on the Over-the-Counter Bulletin Board (the "OTC-BB") under the ticker symbol "CPRD" since November 2004. The reported high and low bid and asked prices for the Company common stock are shown below for the periods from November 30, 2004 through March 28, 2005. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions.

Period                                      High         Low
------                                      ----         ---
Fourth Quarter Fiscal 2004*              $  0.38     $  0.04
First Quarter Fiscal 2005**              $  0.15     $  0.02

------------------------
* From November 30, 2004
** Through March 28, 2005

DIVIDENDS

         The Company has not paid any cash dividends on Company common stock and does not expect to do so in the foreseeable future. The Company anticipates that any earnings generated from future operations will be used to finance its operations. No restrictions exist upon the Company's ability to pay dividends.

STOCK REPURCHASES

         During the quarter ended December 31, 2004, there were no purchases by us or on our behalf or by or on behalf of any "affiliated purchasers" of any shares of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our financial statements and the related notes included in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and other non-historical statements contained herein are forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

OVERVIEW

         We commenced operations on July 1, 2000 through the launching of our website, which serves as our platform for our internet based "live and on demand" audio and video productions of financial road shows, conferences and presentations.

CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

GOING CONCERN

         As a result of our incurring continuing losses since inception, our deficiency in working capital at December 31, 2004 and other factors, our independent certified public accountants have included an explanatory paragraph in their report on our financial statements regarding having substantial doubt about our ability to continue as a going concern. In the event that we are unable to raise additional capital or generate sufficient revenue to meet our obligations, we may have to shut down our business operations.

RESULTS OF OPERATIONS

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

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 AND THE YEAR ENDED DECEMBER 31, 2003

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

         Revenues for the twelve month period ended December 31, 2004 was $59,877 as compared to $84,595 for the same period of the previous year. This decrease of $24,718 or 29.2% is a direct result of losses of $11,623 realized upon the sale in fiscal 2004 of equity securities received as payment for services, compared to a gain on the sale of equity securities of $5,906 in fiscal 2003. Fees earned for services rendered in fiscal 2004 were $71,500 as compared to $78,689 in fiscal 2003, a decrease of $7,189 or 9.1%. Revenues earned in fiscal 2003 include $64,000 received in cash for services rendered and approximately $20,000 in cash proceeds from the sale of investments received in earlier periods for services rendered. We also received restricted securities during fiscal 2003 and recorded such securities using a 75% discount from the market value at the time of receipt in the amount of $0.

         Costs and expenses increased by $86,328 from $253,316 for the twelve months ended December 31, 2003 to $339,644 for the 2004 period. The 2003 expenses include the value of 20,000 shares of our common stock (valued at $20,000 based upon the price of shares sold in our private placement of securities) issued to Mr. Benjamin Lapin. Mr. Lapin introduced us to Dynamic Distribution Corp., a potential client, although no revenue was ultimately realized from such introduction. In fiscal 2004, payroll decreased by $43,220 as a result of the termination of an employee in December 2003 and professional fees increased by $134,386 as a result of fees paid to consultants in connection with our offering of shares of common stock and our 50-for-1 forward stock split during 2004. In 2003, we produced a marketing brochure and incurred advertising expenses in the aggregate amount of $28,659 compared to minimal advertising expenses of $8,208 in 2004. As of December 31, 2004, the unrealized loss of all securities received as compensation and held for sale aggregated $13,045. This loss was determined to be other than temporary and was included as a charge to 2004 operations.

         As a result of the above, the net loss in fiscal 2004 was $279,767 or $0.001 per share, compared to a net loss of $168,721 or $0.0006 per share in fiscal 2003 (after giving effect to the 50-for-1 forward stock split effected in September 2004).

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004 and 2003, we had negative working capital of $120,423 and $27,013, respectively. Our current ratio at December 31, 2004 and 2003 was .10 and .42, respectively. During fiscal 2004, we utilized cash for operations of $48,639, primarily as a result of our net loss of $279,767, offset principally by compensatory shares valued at $53,425, offering costs related to our 2004 stock offering of $66,513 that were expensed and amounts (primarily payroll) not paid to our officer of $76,020. During fiscal 2003, we utilized $117,450 of cash for operations, primarily as a result of our net loss of $168,721, offset principally by compensatory shares valued at $20,000 and amounts (primarily payroll) not paid to our officer of $42,026. During fiscal 2004, we received $33,114 from investing activities related to the sale of certain investment securities. During fiscal 2003, we used $53,504 of cash for investing activities, primarily reflecting the available for sale securities in the amount of $65,391 and the purchase of office equipment, including a computer, which was offset by the proceeds from the sale of marketable securities. During fiscal 2004, we received $4,600 from financing activities related to the sale of equity units, and during fiscal 2003, we used $46,315 of cash for financing activities, principally for the offering costs of our 2004 offering which started in fiscal 2003. As a result, we ended 2004 with cash of $6,600.

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

         We are currently operating with insufficient working capital, which, among other things has constrained our ability to market our services. As a result, in December 2004, we decided to explore the possibility of effecting a merger with a private operating company, which culminated in our entering into the Merger Agreement with Rexahn.

IMPACT OF INFLATION

         To date inflationary factors have not had a significant effect on our operations. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.

INCREASE OF AUTHORIZED AND FORWARD SPLIT

         On September 25, 2004, we amended our Certificate of Incorporation to increase our authorized number of shares of common stock from 20,000,000 to 500,000,000. Further, we undertook a 50-for-1 forward split of our common stock thus resulting in 289,780,000 shares outstanding.

OTHER

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

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

         See Independent Auditor's Report, Financial Statements and Notes to Financial Statements beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         As of December 31, 2004, our management carried out an evaluation, under the supervision of the Company's chief executive officer and chief financial officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Exchange Act.

         There were no changes in internal controls over financial reporting, known to the chief executive officer and chief financial officer that occurred during the period covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Presently, Mr. Frank Ferraro is our only executive officer and the only member of our Board of Directors and was appointed to the Board in 1999. We believe that during fiscal 2004, our executive officer and director and more than 10% beneficial owner timely filed all forms required to be filed under Section 16(a) of the Exchange Act.

         The following table sets forth the name and, as of December 31, 2004, age and position of each director and executive officer of our company.

      Name             Age                         Position
------------------  ---------  ------------------------------------------------
Frank Ferraro          41      Chairman, President, Chief Executive Officer,
                               Secretary and Treasurer

BACKGROUND OF EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

         Frank Ferraro has been the Chief Executive Officer and President of the Company since inception. Mr. Ferraro has spent the last sixteen years in the financial field. From April 1996 to April 2003, Mr. Ferraro was dually licensed with both Castle Securities Corp. and Citadel Securities Corp. as a registered representative. Both Castle and Citadel were registered broker-dealers. With both Castle and Citadel, Mr. Ferraro helped develop and manage an electronic Internet-based proprietary trading system as well as a manager of a trading desk. Mr. Ferraro graduated from Hofstra University with a B.B.A. in Accounting in 1986. On April 28, 2003, Mr. Ferraro resigned from both Castle and Citadel.

COMPENSATION OF DIRECTORS

         For the fiscal year ended December 31, 2004, Mr. Ferraro received $17,000 for services rendered to the Company as a director.

EMPLOYMENT AGREEMENTS

         On January 1, 2003 we entered into an employment agreement with Mr. Ferraro for a term of two (2) years commencing on such date (which has been automatically extended for an additional 12 months pursuant to its terms), providing for an annual salary of $90,000. In addition to his annual salary, Mr. Ferraro has the right to participate in any share option plan, share purchase plan, retirement plan or similar plan offer by our company, to the extent authorized by our Board. Mr. Ferraro also has the right to have us pay for a car of our choosing including all expenses associated therewith.

SETTLEMENT AGREEMENT

         In connection with the transactions contemplated by the Merger Agreement, we expect to enter into a Settlement Agreement with Mr. Ferraro, our sole director and officer, pursuant to which we will (i) transfer substantially all the assets and related liabilities of our former business operations to Mr. Ferraro in consideration for the cancellation of outstanding indebtedness owed by us to Mr. Ferraro and,
(ii) following the consummation of the Merger, issue 500,000 post-reverse stock split shares of our common stock to Mr. Ferraro.

CERTAIN LEGAL PROCEEDINGS

         No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

CODE OF ETHICS/AUDIT COMMITTEE FINANCIAL EXPERT

         Because of the limited scope of our operations and our limited resources, we currently operate with a sole director and sole officer and have not adopted a code of ethics. For the same reasons, we do not have an independent audit committee, compensation committee or nominating committee and do not have an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

         The following information relates to compensation received by our executive officer in 2002, 2003 and 2004.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL
                                       COMPENSATION     LONG-TERM COMPENSATION
                                          AWARDS                AWARDS
                                     ----------------  -------------------------
                                                       SECURITIES
                                                       UNDERLYING     ALL OTHER
Name and Principal Position    Year   SALARY    BONUS  OPTIONS (#)  COMPENSATION
-----------------------------  ----  ---------  -----  -----------  ------------
Frank Ferraro                  2004  90,000(1)   None      None         None
Chairman, President and Chief  2003  90,000(1)   None      None         None
Executive Officer              2002  45,000      None      None         None

---------------------------------

(1) During fiscal 2004 and 2003, the Company deferred payments of Mr. Ferraro's salary under his employment agreement in the amount of $76,020 and $42,026, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of March 28, 2005, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the

Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                                   AMOUNT AND NATURE
NAME                            OF BENEFICIAL OWNERSHIP    PERCENTAGE OF CLASS
-----------------------------  -------------------------  --------------------
Frank Ferraro                   26,000,000 shares of                  9.0%
Director and President          Company common stock
80 Orville Drive, Suite 100
Bohemia, NY  11716
(sole director and executive
officer)
-----------------------------  -------------------------  --------------------
Sung Kee Chung                  163,800,000 shares of                56.5%
Pohang University of            Company common stock
Science & Technology
(POSTECH)
Pohang 790-784, Korea
-----------------------------  -------------------------  --------------------
Sung Sook Park                  70,200,000 shares of                 24.2%
6 State Park Road Unit 9        Company common stock
Hull, MA  02045
-----------------------------  -------------------------  --------------------
Eli Weinstein                   25,000,000 shares of                  8.6%
596 Setun Circle                 Company common stock
Lakewood, New Jersey  08701
-----------------------------  --------------------------  --------------------

         Pursuant to a Stock Purchase Agreement dated as January 11, 2005 among Frank Ferraro, Kim Ferraro, Sung Kee Chung and Sung Sook Park, Dr. Chung and Mrs. Park (the "Purchasers") purchased from Frank Ferraro and Kim Ferraro (the "Sellers") 163,800,000 shares and 70,200,000 shares, respectively, of our common stock, representing approximately 56.5% and 24.2%, respectively, of our issued and outstanding common stock, based on 289,780,000 outstanding shares. Following the Merger, the Purchasers will hold approximately 5.6% of our issued and outstanding common stock.

         Mr. Ferraro and the Purchasers, collectively holding an aggregate of 260,000,000 shares of our common stock, representing approximately 89.7% of our issued and outstanding common stock, have executed agreements requiring them to vote their shares of Company common stock in favor of the transactions contemplated by the Merger Agreement.

         In the Merger, we will issue five shares of our common stock for every share of Rexahn common stock outstanding, or an aggregate of 38,140,830 of our shares, and the former Rexahn shareholders will own approximately 91.8% of our outstanding common stock. Immediately prior to the Merger, we will effect a 1-for-100 reverse stock split and reincorporate our company in Delaware under the name "Rexahn Pharmaceuticals, Inc." These transactions are conditions to the completion of Merger and are subject to the approval of our shareholders at a meeting to be held in the near future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Frank Ferraro, our sole director and executive officer, holds approximately 9.0% percent of our outstanding common stock as of March 28, 2005. Mr. Ferraro is our Chairman, President and Chief Executive Officer.

         Dr. Chung, the holder of approximately 56.5% of the outstanding shares of the Company common stock, has been a member of the Scientific Advisory Board of Rexahn since October 2004 and in connection with that capacity, received a grant of options to purchase 10,000 shares of Rexahn common stock at an exercise price of $1.20 per share in January 2005. In the Merger, Dr. Chung's options will be converted into options to purchase 50,000 shares of Rexahn Pharmaceuticals common stock at an exercise price of $0.24 per share.

         For a description of Mr. Ferraro's proposed Settlement Agreement, see "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT".

         For a description of the voting arrangements between Rexahn and each of Mr. Ferraro, Dr. Chung and Mrs. Park, see "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS".


                                    PART IV
                                    -------

ITEM 13. EXHIBITS

         (a)     Exhibits.

Exhibit Number   Exhibit Description
--------------   -------------------

       2.1 Agreement and Plan of Merger dated as of January 20, 2005 by and among Corporate Road Show.Com Inc., CRS Merger Sub, Inc., CRS Delaware, Inc. and Rexahn, Corp., filed as Exhibit 2.1 to the Issuer's

                 Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2005, and incorporated herein by this reference.

       4.1 Agreement and Plan of Merger dated as of January 20, 2005 between Corporate Road Show.Com Inc. and CRS Delaware, Inc. filed as Exhibit 2.2 to the Issuer's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2005, and incorporated herein by this reference.

       3.1.1 Articles of Incorporation of the Issuer, filed as Exhibit 3.1 to the Issuer's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 29, 2003, and incorporated herein by this reference.

       3.1.2     Amendment to Articles of Incorporation of the Issuer.

       3.2 By-Laws of the Issuer, as amended, filed as Exhibit 3.2 to the Issuer's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on April 29, 2003, and incorporated herein by this reference.

     *10.1 Employment Agreement between the Issuer and Frank Ferraro, filed as Exhibit 10.6 to the Issuer's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 24, 2003, and incorporated herein by this reference.

      12.1       Subsidiaries

      31.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

---------------

*Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES

         For the Company's fiscal years ended December 31, 2004 and 2003, we were billed approximately $20,000 and $15,000, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $13,000 and $9,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for the fiscal years ended December 31, 2004 and 2003, respectively.

         AUDIT-RELATED FEES

         The Company did not incur any other audit-related fees rendered by our principal accountant for the fiscal years ended December 31, 2004 and 2003.

         TAX FEES

         For the Company's fiscal years ended December 31, 2004 and 2003, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

         ALL OTHER FEES

         The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2004 and 2003.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------



                                      INDEX

                                                                                Page(s)

Independent Auditors' Report                                                    F - 2

Financial Statements:
   Balance Sheets as of December 31, 2004 and 2003                              F - 3
   Statements of Operations for the Years Ended December 31, 2004 and 2003      F - 4

   Statement of Shareholders' Equity for the Two Years Ended December 31, 2004  F - 5

   Statements of Cash Flows for the Years Ended December 31, 2004 and 2003      F - 6

Notes to Financial Statements                                                   F - 7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Shareholders
Corporate Road Show.com, Inc.
Bohemia, New York


We have audited the accompanying balance sheets of Corporate Road Show.com, Inc., as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                        /s/ LAZAR LEVINE & FELIX LLP
                                        ----------------------------
                                          LAZAR LEVINE & FELIX LLP

New York, New York
February 25, 2005

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

                                                                            2004          2003
                                                                         ----------    ----------
                                       - ASSETS -
CURRENT ASSETS:
   Cash                                                                  $    6,600    $   16,775
   Accounts receivable                                                        5,000            --
   Prepaid expenses                                                           1,586         3,061
                                                                         ----------    ----------
     TOTAL CURRENT ASSETS                                                    13,186        19,836
                                                                         ----------    ----------
EQUIPMENT, at cost less accumulated depreciation of $7,115 and $3,828
   for 2004 and 2003, respectively                                            9,311        12,598
                                                                         ----------    ----------
OTHER ASSETS:
   Deferred offering costs                                                       --        61,120
   Other assets                                                               1,050         1,800
   Investments - available-for-sale securities                                   --        24,625
                                                                         ----------    ----------
                                                                              1,050        87,545
                                                                         ----------    ----------

                                                                         $   23,547    $  119,979
                                                                         ==========    ==========

                   - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $    6,304    $    1,080
   Payroll taxes withheld                                                     9,259         3,743
   Due to officer                                                           118,046        42,026
                                                                         ----------    ----------
     TOTAL CURRENT LIABILITIES                                              133,609        46,849
                                                                         ----------    ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.0001 par value; 500,000,000 shares authorized,
     289,780,000 and 286,500,000 shares issued and outstanding in
     2004 and 2003, respectively                                             28,978        28,650
   Additional paid-in capital                                               515,067       457,370
   Accumulated deficit                                                     (654,107)     (374,340)
   Accumulated other comprehensive income (loss)                                 --       (38,550)
                                                                         ----------    ----------
                                                                           (110,062)       73,130
                                                                         ----------    ----------

                                                                         $   23,547    $  119,979
                                                                         ==========    ==========

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------

                                                                     2004           2003
                                                                 -----------    -----------
REVENUES:
     Fees for services                                           $    71,500    $    78,689
     (Loss) gain on sale of securities                               (11,623)         5,906
                                                                 -----------    -----------
                                                                      59,877         84,595
                                                                 -----------    -----------
COSTS AND EXPENSES:
     Production costs                                                 10,765          4,715
     Computer expenses                                                 6,173          2,894
     Compensation expense                                             90,000        133,220
     Payroll taxes                                                     7,311         11,405
     Advertising and promotion                                         8,208         28,659
     Professional fees                                               152,901         18,515
     Depreciation                                                      3,287          3,128
     Insurance                                                        11,962         16,538
     Rent                                                             17,107         21,338
     Other expenses                                                   18,885         12,904
     Impairment loss on marketable securities                         13,045             --
                                                                 -----------    -----------
                                                                     339,644        253,316
                                                                 -----------    -----------

NET (LOSS)                                                       $  (279,767)   $  (168,721)
                                                                 ===========    ===========
(LOSS) PER SHARE:
   Basic and diluted                                             $        --    $        --
                                                                 ===========    ===========

   Weighted average number of common shares outstanding          287,320,000    286,415,050
                                                                 ===========    ===========

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        ---------------------------------
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2004
                    -----------------------------------------

                                                                                                  Accumulated
                                              Common Stock           Additional                       Other            Total
                                      ---------------------------      Paid-In     Accumulated    Comprehensive    Shareholders'
                                         Number         Amount         Capital       Deficit      Income (Loss)   Equity (Deficit)
                                      ------------   ------------   ------------   ------------   -------------   ---------------
BALANCE AT
   DECEMBER 31, 2002                  285,500,000    $    28,550    $   437,470    $  (205,619)   $     23,092    $      283,493

Compensatory shares                     1,000,000            100         19,900             --              --            20,000

Unrealized loss on equity securities           --             --             --             --         (61,642)          (61,642)

Net loss for the year ended
   December 31, 2003                           --             --             --       (168,721)             --          (168,721)
                                      ------------   ------------   ------------   ------------   -------------   ---------------
BALANCE AT
   DECEMBER 31, 2003                  286,500,000         28,650        457,370       (374,340)        (38,550)           73,130


Gain on equity securities                      --             --             --             --          25,505            25,505

Issuance of shares for cash                30,000              3          4,577             --              --             4,600

Compensatory shares - legal fees        3,050,000            305         53,120             --              --            53,425

Other than temporary decline in
    fair value                                 --             --             --             --          13,045            13,045

Net loss for the year ended
    December 31, 2004                          --             --             --       (279,767)             --          (279,767)
                                      ------------   ------------   ------------   ------------   -------------   ---------------
BALANCE AT
    DECEMBER 31, 2004                 289,780,000    $    28,978    $   515,067    $  (654,107)   $         --    $     (110,062)
                                      ===========    ===========    ===========    ===========    ============    ==============

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                     --------------------------------------

                                                                                         2004          2003
                                                                                      ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (279,767)   $ (168,721)
     Adjustments to reconcile net loss to net cash (used) by operating activities:
         Depreciation                                                                      3,287         3,128
         Loss (gain) on sale of investments                                               11,623        (5,906)
         Impairment loss on marketable securities                                         13,045            --
         Compensatory shares                                                              53,425        20,000
         Offering costs expensed                                                          66,513            --
     Changes in assets and liabilities:
       Accounts receivable                                                                (5,000)           --
       Prepaid expenses                                                                    1,475        (2,571)
       Accounts payable and accrued expenses                                               5,224        (5,500)
       Payroll taxes payable                                                               5,516            94
       Due to officer                                                                     76,020        42,026
                                                                                      ----------    ----------
         Net cash (used) by operating activities                                         (48,639)     (117,450)
                                                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment                                                                   --        (7,868)
     Investments held for sale                                                                --       (65,391)
     Proceeds from sale of investments                                                    33,114        19,755
     Security deposits                                                                       750            --
                                                                                      ----------    ----------
         Net cash provided (used) by investing activities                                 33,864       (53,504)
                                                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayment of officer's loans                                                         --          (195)
     Offering costs                                                                           --       (46,120)
     Sale of equity units                                                                  4,600            --
                                                                                      ----------    ----------
         Net cash provided (used) by financing activities                                  4,600       (46,315)
                                                                                      ----------    ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (10,175)     (217,269)

     Cash and cash equivalents - beginning of period                                      16,775       234,044
                                                                                      ----------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $   6,600    $   16,775
                                                                                       =========    ==========

                             See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

NOTE 1 -  DESCRIPTION OF COMPANY / GOING CONCERN:

          Corporate Road Show.Com Inc. (the "Company") was organized in the state of New York on November 1, 1999. The Company is an internet-based marketing operation which produces corporate videos available on both the worldwide web via its website or in a hardcopy format. The website serves as a portal for companies to showcase their products and market their goods and services to the business and financial communities. The Company has the capabilities to offer clients custom-made "live" and "on demand" video and audio productions as well as compact disk and DVD copies by writing, shooting, editing and prepping in-house as well as hosting such presentations on its website.

          The Company, since its inception, has incurred net losses of $654,107 and at December 31, 2004, current liabilities exceeded current assets by $120,423. During 2004, the Company attempted to sell its common stock on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions and was unsuccessful. See also Note 4.


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

     (c)  Fair value:

          The Company's financial instruments consist primarily of cash and cash equivalents and accounts payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.

     (d)  Fixed Assets:

          Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis over 5 years.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (e)  Deferred Offering Costs:

          The Company, in connection with its proposed offering ("the Offering") of its securities, incurred certain costs which were deferred. The Offering was not completed and as a result $61,120 of deferred expenses were charged to operations (included in professional fees) in 2004.

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

     (g)  Income Taxes:

          The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

     (h)  Loss Per Common Share:

          Loss per common share was calculated by dividing the net loss by the weighted average number of shares outstanding for each period presented.

     (i)  Investments/Statement of Comprehensive Income:

          Investments in debt and equity securities are classified as available-for-sale, held-to-maturity or as part of a trading portfolio. Our investment in equity securities, all which are classified as available-for-sale, are carried at fair value and their unrealized gains and losses, net of tax, are reported as accumulated other comprehensive income (loss) as a separate component of shareholders' equity until realized. Unrealized losses considered to be "other than temporary" are recognized currently in operations. The cost of securities sold is based on the specific identification method.

          Other comprehensive income items under SFAS 130 are transactions recorded in shareholders' equity during the year, excluding net income and transactions with shareholders.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (j)  Reclassifications:

          Certain reclassifications have been made to the 2003 financial statements to be in conformity with the presentation used in 2004.


NOTE 3 -  DUE TO OFFICER:

          As of December 31, 2004 and 2003, the Company was indebted to an officer for unpaid payroll, in the amount of $118,046 and $42,026, respectively.


NOTE 4 -  SHAREHOLDERS' EQUITY / SUBSEQUENT EVENT:

          On September 25, 2004, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 500,000,000. In addition, the Company effected a 50 for 1 forward split of its common stock. All shares and per share amounts have been retroactively restated to reflect this forward split.

          In 2003 the Company issued 1,000,000 shares of common stock in lieu of payment of consulting fees aggregating $20,000.

          On February 12, 2004, the Company's registration statement for an initial public offering of its common stock was declared effective. The Company intended to offer 2,500,000 shares of common stock, at $1.00 per share, which includes 500,000 shares of common stock offered by a selling stockholder. The shares of Company common stock were to be offered and sold on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions. The Company was unable to successfully complete this offering.

          On January 20, 2005, subsequent to the balance sheet date, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, CRS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), CRS Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("CRS Delaware"), and Rexahn, Corp, a Maryland corporation ("Rexahn"), pursuant to which immediately after giving effect to a 1-for-100 reverse stock split (the "Reverse Stock Split") and the reincorporation of the Company as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." ("Rexahn Pharmaceuticals"), Merger Sub will be merged with and into Rexahn (the "Merger") with Rexahn as the surviving corporation and a wholly owned subsidiary of the Company.

          The Merger Agreement provides that upon the consummation of the Merger, (i) each share of the issued and outstanding Rexahn common stock (other than dissenting shares) will be converted into the right to receive five shares of Rexahn Pharmaceuticals common stock and (ii) each issued and outstanding option to purchase shares of Rexahn common stock, whether vested or then exercisable, will be converted into an option to purchase shares of Rexahn Pharmaceuticals common stock. After the consummation of the Merger, current stockholders of Rexahn will hold approximately 91.8% of the issued and outstanding common stock of Rexahn Pharmaceuticals and current stockholders of the Company will hold approximately 8.2% of the issued and outstanding Rexahn Pharmaceuticals common stock.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

NOTE 4 -  SHAREHOLDERS' EQUITY / SUBSEQUENT EVENT (CONTINUED):

          Immediately prior to the Merger, the Company will reincorporate itself in the State of Delaware by way of a merger of the Company with and into CRS Delaware (the "Reincorporation") pursuant to an Agreement and Plan of Merger dated January 20, 2005 between the Company and CRS Delaware (the "Reincorporation Merger Agreement"), whereby each share of common stock of the Company will be converted into the right to receive one share (after giving effect to the Reverse Stock Split), or in lieu of effecting the Reverse Stock Split, one one-hundredth (1/100) of a share, of common stock of Rexahn Pharmaceuticals.

          The Merger Agreement has been approved by the boards of directors of each of Rexahn and the Company. The consummation of the Merger is subject to, among other things, (i) the approval by stockholders of Rexahn of the Merger and the Merger Agreement, (ii) subject to the approval of the Company's stockholders, consummation of (A) the Reverse Stock Split and (B) the Reincorporation, (iii) the execution and delivery of a Settlement Agreement between Frank Ferraro and the Company and (iv) other customary conditions.

          Rexahn is a biopharmaceutical company focused on the development of signal inhibitor drug therapies for the treatment of cancer and other diseases. Rexahn intends to develop and commercialize new signal inhibitor cancer drugs with greater clinical benefits for cancer patients. Rexahn's principal corporate offices are located in Rockville, Maryland in Maryland's I-270 technology corridor.


NOTE 5 -  INCOME TAXES:

                                                                             2004          2003
                                                                          ----------    ----------
          Deferred tax assets and liabilities consist of the following:

          Deferred tax assets:
                 Net operating loss carry forwards                        $  215,000    $  127,000
                 Less valuation allowance                                   (215,000)     (127,000)
                                                                          ----------    ----------
                                                                          $       --    $       --
                                                                          ==========    ==========

          No provision for Federal and state income taxes has been recorded since the Company has incurred losses since inception. Deferred tax assets at December 31, 2004, consist primarily of the tax effect of net operating losses that expire in years beginning in 2011 and which amounts to approximately $640,000 at December 31, 2004. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2004, to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance periodically and make adjustments as warranted.


NOTE 6 -  COMMITMENTS:

          Lease:

          Effective December 1, 2002 the Company entered into a lease for office space and ancillary services. This lease requires monthly payments of $1,250 and has an initial term of 12 months. This lease was extended for an additional 12-month period and expired in December 2004. Effective January 2005, the Company is occupying space in the residence of its sole officer at no charge.

                          CORPORATE ROAD SHOW.COM, INC.
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------

NOTE 6 -  COMMITMENTS (CONTINUED):

          Employment Agreements:

          On January 1, 2003, the Company entered into an employment agreement with its Chief Executive Officer and Chairman of the Board, for a term of two (2) years commencing on such date, providing for an annual salary of $90,000. In addition to his annual salary, this officer has the right to participate in any share option plan, share purchase plan, retirement plan or similar plan offered by the Company, to the extent authorized by the Board. See also Note 3.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 29th day of March, 2005.

                                                CORPORATE ROAD SHOW.COM INC.

                                                By: /s/ FRANK FERRARO
                                                    ---------------------------
                                                    FRANK FERRARO
                                                    Chairman, President and
                                                    Chief Executive Officer


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed on the 29th day of March, 2005 by the following persons on behalf of the issuer and in the capacities indicated:

                Name                                  Title
                ----                                  -----

/s/ Frank Ferraro                   Chairman, President and Chief Executive
--------------------------------    Officer (principal executive, financial and
Frank Ferraro                       accounting officer)

                                  EXHIBIT INDEX

Exhibit Number   Exhibit Description
--------------   -------------------

      3.1.2      Amendment to Articles of Incorporation

      21.1       Subsidiaries

      31.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.