Form 10QSB
period 2005-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2005-05-23
CIK 1228627

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-50590

                          REXAHN PHARMACEUTICALS, INC.
             (Exact name of registrant as specified on its charter)

                    Delaware                              11-3516358
        (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)               Identification No.)

                            9620 Medical Center Drive
                            Rockville, Maryland 20850
                    (Address of principle executive offices)

                                 (240) 268-5300
              (Registrant's telephone number, including area code)

                          CORPORATE ROAD SHOW.COM INC.
                           80 Orville Drive, Suite 100
                             Bohemia, New York 11716
     (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 41,538,630 shares issued and outstanding as of May 16, 2005

                          REXAHN PHARMACEUTICALS, INC.


                                      INDEX

                                                                         PAGE(S)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Balance Sheets - March 31, 2005 (unaudited) and December
          31, 2004                                                           3

          Statements of Operations - Three Months Ended March 31, 2005
          and 2004 (unaudited)                                               4

          Statements of Cash Flows - Three Months Ended March 31, 2005
          and 2004 (unaudited)                                               5

          Notes to Interim Financial Statements (unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

Item 3.  Controls and Procedures                                             9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities                                              10

Item 3.  Defaults upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits                                                           10

EXPLANATORY NOTE - SUBSEQUENT EVENT:

Pursuant to an Agreement and Plan of Merger dated as of January 20, 2005 by and among Corporate Road Show.Com Inc. (the "Company"), CRS Merger Sub, a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), CRS Delaware, a Delaware corporation and a wholly owned subsidiary of the Company ("CRS Delaware"), and Rexahn, Corp, a Maryland corporation ("Rexahn"), and immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of the Company as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." ("Rexahn Pharmaceuticals"), Merger Sub merged with and into Rexahn, with Rexahn surviving as a wholly owned operating subsidiary of Rexahn Pharmaceuticals (the "Merger"). The Merger was effective as of May 13, 2005, upon the filing of Articles of Merger with the Maryland State Department of Taxation and Assessments and a Certificate of Merger with the Delaware Secretary of State. For accounting purposes, the Merger is accounted for as a reverse acquisition of the Company by Rexahn. As a result, following the Merger, the historical financial statements of Rexahn will become the historical financial statements of the Company. This Quarterly Report on Form 10-QSB presents the financial information and related Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as it existed as of March 31, 2005, prior to completion of the Merger. See the Company's Current Report on Form 8-K filed on May 16, 2005 for financial information for Rexahn and pro forma financial information for Rexahn Pharmaceuticals.

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                          CORPORATE ROAD SHOW.COM, INC.
                                 BALANCE SHEETS

                                                March 31,         December 31,
                                                  2005                2004
                                              -------------       ------------
                                               (unaudited)

                                   - ASSETS -

CURRENT ASSETS:
   Cash                                       $       -           $      6,600
   Accounts receivable                                -                  5,000
   Prepaid expenses                                   -                  1,586
                                              -------------       -------------
     TOTAL CURRENT ASSETS                             -                 13,186
                                              -------------       -------------

EQUIPMENT, at cost less accumulated
depreciation of $7,114 for 2004                       -                  9,311
                                              -------------       -------------

OTHER ASSETS:
   Deferred offering costs                            -                   -
   Other assets                                       -                  1,050
                                              -------------       -------------
                                                      -                  1,050
                                              -------------       -------------


                                              $       -           $     23,547
                                              =============       =============


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable and accrued expenses      $       -           $      6,304
   Payroll taxes withheld and accrued                9,182               9,259
   Due to officer                                  107,589             118,046
                                              -------------       -------------
     TOTAL CURRENT LIABILITIES                     116,771             133,609
                                              -------------       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.0001 par value;
     500,000,000 shares authorized,
     289,780,000 shares issued
     and outstanding in 2005 and 2004               28,978              28,978
   Additional paid-in capital                      515,067             515,067
   Accumulated deficit                            (660,816)           (654,107)
                                              -------------       -------------
                                                  (116,771)           (110,062)
                                              -------------       -------------

                                              $       -           $     23,547
                                              =============       =============


                            See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For The Three Months Ended
                                                          March 31,
                                              ---------------------------------
                                                   2005                2004
                                              -------------       -------------

REVENUES:
     Fees for services                        $       -           $     38,000
     Gain on sale of securities                       -                  3,301
                                              -------------       -------------
                                                      -                 41,301
                                              -------------       -------------

COSTS AND EXPENSES:
     Production costs                                 -                  3,496
     Computer expenses                                -                    645
     Compensation expense                             -                 22,500
     Payroll taxes                                    -                  2,245
     Advertising and promotion                        -                  2,767
     Professional fees                                 514              21,863
     Depreciation                                      274                 822
     Insurance                                       4,868               2,903
     Rent                                              750               4,771
     Other expenses                                    303               5,661
                                              -------------       -------------
                                                     6,709              67,673
                                              -------------       -------------

NET (LOSS)                                    $     (6,709)       $    (26,372)
                                              =============       =============

 (LOSS) PER SHARE:
   Basic and diluted                          $       -           $       -
                                              =============       =============

   Weighted average number of common
   shares outstanding                          289,780,000         269,534,450
                                              =============       =============


                            See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For The Three Months
                                                       Ended March 31,
                                                -------------------------------
                                                     2005             2004
                                                -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $      (6,709)    $     (26,372)
   Adjustments to reconcile net loss
   to net cash (used) provided by
   operating activities:
       Depreciation                                       274               822
       Gain on sale of investments                       -                3,301
       Compensatory shares                               -               14,562
   Changes in assets and liabilities:
     Accounts receivable and other assets               5,000              -
     Prepaid expenses                                   2,636              (130)
     Accounts payable and accrued expenses             (6,304)              288
     Payroll taxes payable                                (77)            2,501
     Due to officer                                    (1,420)           15,800
                                                -------------     -------------
       Net cash (used) provided by operating
       activities                                      (6,600)           10,772
                                                -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments held for sale                             -              (21,419)
   Proceeds from sale of investments                     -               11,469
                                                -------------     -------------
       Net cash (used) by investing activities           -               (9,950)
                                                -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Offering costs                                        -               (5,393)
   Sale of equity units                                  -                  400
                                                -------------     -------------
       Net cash (used) by financing activities           -               (4,993)
                                                -------------     -------------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS            (6,600)           (4,171)

 Cash and cash equivalents - beginning of period        6,600            16,775
                                                 ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD        $       -         $     12,604
                                                 ============      ============


SUPPLEMENTAL INFORMATION:

During the quarter ended March 31, 2005 the Company distributed equipment, with a book value of $9,037, as partial payment of amounts owed to an officer of the Company.

                            See accompanying notes.

                          CORPORATE ROAD SHOW.COM, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

              In the opinion of management, the accompanying unaudited interim financial statements of Corporate Road Show.Com, Inc., contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

              The accounting policies followed by the Company are set forth in
              Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2004, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

              The Company, since its inception, has incurred net losses of $660,816 and at March 31, 2005, current liabilities exceeded current assets by $116,771. As of December 31, 2004, net losses aggregated $654,107 and current liabilities exceeded current assets by $120,423. Accordingly, the Company's auditors issued a going concern qualification on the December 31, 2004 financial statements. See Note 3 for a discussion of a merger transaction.


NOTE 2 -      DUE TO OFFICER:

              As of March 31, 2005, the Company was indebted to its officer/major shareholder in the amount of $107,589, which represents unpaid payroll.


NOTE 3 -      EQUITY / MERGER TRANSACTION:

              On September 25, 2004, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 500,000,000. In addition, the Company effected a 50 for 1 forward split of its common stock. All shares and per share amounts have been retroactively restated to reflect this forward split.

              On February 12, 2004, the Company's registration statement for an initial public offering of its common stock was declared effective. The Company intended to offer 2,500,000 shares of common stock, at $1.00 per share, which included 500,000 shares of common stock offered by a selling stockholder. The shares of

                          CORPORATE ROAD SHOW.COM, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 3 -      EQUITY / MERGER TRANSACTION (CONTINUED):

              Company common stock were to be offered and sold on a self-underwritten basis by using Company officers, directors, participating licensed broker-dealers or in private transactions. The Company was unable to successfully complete this offering.

              On January 20, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, CRS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), CRS Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("CRS Delaware"), and Rexahn, Corp, a Maryland corporation ("Rexahn"), pursuant to which immediately after giving effect to a 1-for-100 reverse stock split (the "Reverse Stock Split") and the reincorporation of the Company as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." ("Rexahn Pharmaceuticals"), Merger Sub will be merged with and into Rexahn (the "Merger") with Rexahn as the surviving corporation and a wholly owned subsidiary of the Company.

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

              The Merger Agreement has been approved by the boards of directors of each of Rexahn and the Company. The consummation of the Merger is subject to, among other things, (i) the approval by stockholders of Rexahn of the Merger and the Merger Agreement,
              (ii) subject to the approval of the Company's stockholders, consummation of (A) the Reverse Stock Split and (B) the Reincorporation, (iii) the execution and delivery of a Settlement Agreement between Frank Ferraro and the Company and (iv) other customary conditions. See Note 4 for a discussion of subsequent events.

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

NOTE 4 -      SUBSEQUENT EVENTS:

              The Reverse Stock Split, the Reincorporation and the Merger were approved by the Company's stockholders at a special meeting of stockholders held on May 12, 2005. As a result of the Reincorporation, the Company became a Delaware corporation named Rexahn Pharmaceuticals, Inc. and each share of the Company became on one-hundredth of a share of Rexahn Pharmaceuticals common stock. The Merger was completed on May 13, 2005.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

RECENT DEVELOPMENTS

Pursuant to an Agreement and Plan of Merger dated as of January 20, 2005 (the "Merger Agreement") by and among Corporate Road Show.Com Inc. (the "Company"), CRS Merger Sub, a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), CRS Delaware, a Delaware corporation and a wholly owned subsidiary of the Company ("CRS Delaware"), and Rexahn, Corp, a Maryland corporation ("Rexahn"), and immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of the Company as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." ("Rexahn Pharmaceuticals"), Merger Sub merged with and into Rexahn, with Rexahn surviving as a wholly owned operating subsidiary of Rexahn Pharmaceuticals (the "Merger"). The Merger was effective as of May 13, 2005, upon the filing of Articles of Merger with the Maryland State Department of Taxation and Assessments and a Certificate of Merger with the Delaware Secretary of State. For further details on the Merger and the Merger Agreement, including financial and other information about Rexahn, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

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

This Quarterly Report contains certain statements that are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Certain, but not necessarily all, of such statements can be identified by the use of forward-looking words, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or similar words. All forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual transactions, results, performance or achievements of the Company to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These may include, but are not limited to matters described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and the Company's other filings with the Commission for the Company, including its Current Report on Form 8-K filed on May 16, 2005. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions and business opportunities, the Company can give no assurance that their expectations will be attained or that any deviations will not be material. The Company undertakes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

We commenced operations on July 1, 2000 through the launching of our website, which served as our platform for our internet based "live and on demand" audio and video productions of financial road shows, conferences and presentations. For the past several years, we sought unsuccessfully to raise capital to fund our operations or maintain a steady client base to guarantee an income stream. Therefore, we ceased our operations as a Web portal and as a provider of multimedia production services to corporations in January 2005. See Recent Developments, above.

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

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2005 and 2004:

We ceased our operations as a Web portal and as a provider of multimedia production services to corporations in January 2005 and have earned no fees or revenues during the three-month period ended March 31, 2005.

Fees earned for services rendered for the three-month period ended March 31, 2005 was $0 as compared to $38,000 for the same period of the previous year, a decrease of $38,000 or 100%, due to the cessation of our operations in January 2005.

Operating expenses decreased by $60,964 from $67,673 for the three-months ended March 31, 2004 to $6,709 for the 2005 period primarily as a result of decreased production costs, computer expenses, payroll taxes and advertising and promotion fees of $31,653 due to the cessation our operations in January 2005.

As a result of the above, the net loss for the three-month period ended March 31, 2005 was $6,709 or $0.00 per share, compared to a net loss of $26,372 or $0.00 per share for the similar period in 2004.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2005, we reflected negative working capital of $116,771 and our current ratio was 0 to 1. At December 31, 2004 we had negative working capital of $120,423 and our current ratio was 0.10 to 1.

IMPACT OF INFLATION

To date inflationary factors have not had a significant effect on our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

PART II

Item 1. LEGAL PROCEEDINGS
        None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        None

Item 3. DEFAULTS UPON SENIOR SECURITIES
        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

Item 5. OTHER INFORMATION
        In connection with the reincorporation of the Company in Delaware as a Delaware corporation, the Company adopted an Amended and Restated Certificate of Incorporation and Amended Bylaws.

Item 6. EXHIBITS

        Exhibit 3.1 Amended and Restated Certificate of Incorporation of Rexahn Pharmaceuticals, Inc.

        Exhibit 3.2 Amended Bylaws of Rexahn Pharmaceuticals, Inc.

        Exhibit 10.1 Settlement Agreement dated May 13, 2005 between Corporate Road Show.Com, Inc. and Frank Ferraro.

        Exhibit 31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

        Exhibit 31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

        Exhibit 32.1 Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

        Exhibit 32.2 Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REXAHN PHARMACEUTICALS, INC.


                                   /s/ Ted T.H. Jeong
                                   -------------------------------
                                   Name: Ted T.H. Jeong
                                   Title: Chief Financial Officer
Date:  May 23, 2005

                              EXHIBIT INDEX

Exhibit
Number                         Description
-------                        -----------


  3.1     Amended and Restated Certificate of Incorporation of
          Rexahn Pharmaceuticals, Inc.

  3.2     Amended Bylaws of Rexahn Pharmaceuticals, Inc.

 10.1 Settlement Agreement dated May 13, 2005 between Corporate Road Show.Com, Inc. and Frank Ferraro.

 31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

 31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

 32.1 Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

 32.2 Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.