Form 10QSB
period 2005-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2005-08-23
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-50590

REXAHN PHARMACEUTICALS, INC.

(Exact name of registrant as specified on its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9620 Medical Center Drive

Rockville, Maryland 20850

(Address of principle executive offices)

(240) 268-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 45,713,630 shares issued and outstanding as of August 12, 2005

REXAHN PHARMACEUTICALS, INC.

INDEX

PAGE(S)

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements:

Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004	1

Consolidated Condensed Statements of Operations - Three and Six Months Ended June 30, 2005 and 2004 and March 19, 2001 (inception) to June 30, 2005 (unaudited)	2

Consolidated Condensed Statements of Changes in Stockholders' Equity (unaudited)	3

Consolidated Condensed Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004 and March 19, 2001 (inception) to June 30, 2005 (unaudited)	4

Notes to Consolidated Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	June 30,
	2005	December
	(unaudited)	31, 2004
Current assets:
Cash and cash equivalents	$ 3,071,565	$ 1,015,979
Prepaid expenses and other	49,813	16,195

Total current assets	3,121,378	1,032,174

Equipment, net	156,589	189,623
Intangible assets	356,216	-

Total assets	$ 3,634,183	$ 1,221,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 617,081	$ 435,968
Current portion of long-term obligation	187,500	-

Total current liabilities	804,581	435,968

Long-term obligation, net of current portion	74,966	-
Long-term convertible debt	3,850,000	-
Deferred revenue	1,312,500	1,350,000

Total liabilities	6,042,047	1,785,968

Commitments and Contingencies
Stockholders’ deficit
Common stock, par value $0.0001 at June 30,
2005 and $0.01 at December 31, 2004	4,154	76,281
Additional paid in capital	7,513,767	7,214,331
Accumulated deficit	(9,925,785)	(7,854,783)

	(2,407,864)	(564,171)

Total liabilities and stockholders’ deficit	$ 3,634,183	$ 1,221,797

The accompanying notes are an integral part of these consolidated condensed financial statements.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004 AND

MARCH 19, 2001 (INCEPTION) TO JUNE 30, 2005

UNAUDITED

	March 19,	Three	Three	Six	Six
	2001	Months	months	months	months
	(inception)	Ended	ended	ended	ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2005	2004	2005	2004

Revenue:
Interest and other income	$ 237,608	$ 31,960	$ 14,077	$ 36,769	$ 28,852
Research	187,500	18,750	18,750	37,500	37,500

	425,108	50,710	32,827	74,269	66,352

Expenses:
General and administrative	6,238,302	985,827	438,954	1,436,533	695,669
Research and development	2,740,202	75,063	368,001	315,735	572,234
Stock option compensation	996,153	131,598	83,869	227,309	162,388
expenses
Patent fees	104,503	26,858	2,207	55,442	26,766
Depreciation	194,514	16,517	11,864	33,033	23,291
Interest expense	77,219	57,750	-	77,219	-

	10,350,893	1,293,613	904,895	2,145,271	1,480,348

Net loss	$(9,925,785)	$(1,242,903)	$(872,068)	$(2,071,002)	$(1,413,996)

Loss per weighted average number
of shares outstanding –
basic and diluted	$ (0.25)	$ (0.03)	$ (0.11)	$ (0.05)	$ (0.19)

Weighted average number of
shares outstanding –
Basic and dilutes	38,987,503	39,834,175	7,626,666	38,987,503	7,626,666

The accompanying notes are an integral part of these consolidated condensed financial statements.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

MARCH 19, 2001 (INCEPTION) TO JUNE 30, 2005

UNAUDITED

			Additional
	Number of	Common	Paid in	Accumulated	Total
	Shares	Stock	Capital	Deficit	Deficit

Opening balance, March 19, 2001	-	$-	$-	$-	$-

Common shares issued	7,126,666	71,266	4,448,702	-	4,519,968

Net loss	-	-	-	(625,109)	(625,109)

Balance, December 31, 2001	7,126,666	71,266	4,448,702	(625,109)	3,894,859

Net loss	-	-	-	(1,181,157)	(1,181,157)

Balance, December 31, 2002	7,126,666	71,266	4,448,702	(1,806,266)	2,713,702

Common shares issued	500,000	5,000	1,995,000	-	2,000,000

Stock option compensation	-	-	538,074	-	538,074

Net loss	-	-	-	(2,775,075)	(2,775,075)

Balance, December 31, 2003	7,626,666	76,266	6,981,776	(4,581,341)	2,476,701

Common shares issued	1,500	15	1,785	-	1,800

Stock option compensation	-	-	230,770	-	230,770

Net loss	-	-	-	(3,273,442)	(3,273,442)

Balance, December 31, 2004	7,628,166	76,281	7,214,331	(7,854,783)	(564,171)

- continued-

The accompanying notes are an integral part of these consolidated condensed financial statements.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

MARCH 19, 2001 (INCEPTION) TO JUNE 30, 2005

UNAUDITED

			Additional
	Number of	Common	Paid in	Accumulated	Total
	Shares	Stock	Capital	Deficit	Deficit

Stock option compensation	-	$ -	$ 227,309	$ -	$ 227,309

Net loss (unaudited)	-	-		(2,071,002)	(2,071,002)

Stock split (5 for 1)	30,512,664	(72,467)	72,467	-	-

Common shares issued	3,397,802	340	(340)	-	-

Balance, June 30, 2005	41,538,632	$ 4,154	$ 7,513,767	$(9,925,785)	$(2,407,864)

The accompanying notes are an integral part of these consolidated condensed financial statements.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND

MARCH 19, 2001 (INCEPTION) TO JUNE 30, 2005

UNAUDITED

	March 19, 2001	Six months	Six months
	(inception) to	ended	ended
	June 30, 2005	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net loss	$(9,925,785)	$(2,071,002)	$(1,413,996)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Depreciation	194,515	33,034	23,291
Short-term investments	-	-	2,000,000
Stock option compensation	996,153	227,309	162,388
Changes in assets and liabilities
Prepaid expenses and other	(49,813)	(33,618)	(31,106)
Accounts payable	617,081	181,113	(75,746)
Deferred revenue	1,312,500	(37,500)	(37,500)

Net cash provided by (used in) operating activities	(6,855,349)	(1,700,664)	627,331

Cash flows from investing activities:
Purchase of equipment	(351,104)	-	(89,688)

Net cash used in investing activities	(351,104)	-	(89,688)

Cash flows from financing activities:
Issuance of common stock	6,521,768	-	-
Proceeds from long-term debt	3,850,000	3,850,000	150,000
Principal payments on long-term debt	(93,750)	(93,750)	-

Net cash provided by financing activities	10,278,018	3,756,250	150,000

Increase in cash and cash equivalents	3,071,565	2,055,586	687,643

Cash and cash equivalents, beginning of period	-	1,015,979	2,016,092

Cash and cash equivalents, end of period	$ 3,071,565	$ 3,071,565	$ 2,703,735

Non-cash investing and financing activities:

In February 2005, the Company entered into a licensing agreement in exchange for debt of $356,216.

The accompanying notes are an integral part of these consolidated condensed financial statements.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

1.	Organization and summary of significant accounting policies:

The accompanying unaudited consolidated financial statements of Rexahn Pharmaceuticals, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in Note 2, there have been no significant changes of accounting policy since December 31, 2004. The results from operations for the period are not indicative of the results expected for the full fiscal year or any future period.

Going concern:

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to maintain the financing and strategic alliances necessary to complete product development, attain the necessary licensing for their products and attain profitable operations.

Although the Company is in clinical trials for their first drug candidate, there can be no assurance of the success of the clinical trials or of the marketability of the drug.

Management is pursuing various sources of financing. The Company has entered into negotiations on strategic alliances including research funding collaborations, as well as equity financings with international pharmaceutical companies and other investors in the United States and Asia. In addition the Company has plans for a private placement of common stock or debt during 2005. (see Note 13, Subsequent event). Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

1.	Organization and summary of significant accounting policies (continued):

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Merger acquisition:

Pursuant to an Agreement and Plan of Merger by and among Rexahn, Corp (“Rexahn”), Corporate Road Show.Com Inc. ("CRS"), a New York corporation, CRS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CRS ("Merger Sub"), CRS Delaware, Inc., a Delaware corporation and wholly owned subsidiary of CRS ("CRS Delaware"), immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CRS as a Delaware corporation under the name Rexahn Pharmaceuticals, Inc. ("Rexahn Pharmaceuticals"), on May 13, 2005 Merger Sub merged with and into Rexahn, with Rexahn surviving as a wholly owned subsidiary of Rexahn Pharmaceuticals (the "Acquisition Merger"). In the Acquisition Merger, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; and (ii) each issued, outstanding and unexercised option to purchase shares of Rexahn common stock was converted into options to purchase five shares of Rexahn Pharmaceuticals common stock.

Shares of Rexahn Pharmaceuticals common stock issued in the Acquisition Merger were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation D under the Securities Act and/or Regulation S under the Securities Act. These shares of Rexahn Pharmaceuticals common stock are deemed "restricted securities" and bear an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration.

As part of the Acquisition Merger, the Company assumed the convertible notes further described in Note 5 and the conversion price was adjusted to reflect the merger exchange ratio.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

1.	Organization and summary of significant accounting policies (continued):

The Acquisition Merger was effective as of May 13, 2005, upon the filing of Articles of Merger with the Maryland State Department of Taxation and Assessments and a Certificate of Merger with the Delaware Secretary of State. For accounting purposes, the Acquisition Merger is accounted for as a reverse acquisition of CRS by Rexahn. As a result, following the Acquisition Merger, the historical consolidated financial statements of Rexahn became the historical consolidated financial statements of the Company. The Company operates its business through its wholly owned subsidiary, Rexahn.

2.	Summary of significant accounting policies:

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year.

Recent accounting pronouncements:

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

2.	Summary of significant accounting policies (continued):

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, Note 8 provides detail as to the Company's financial performance as if the Company had applied the fair value-based method and recognition provisions of SFAS No. 123R to stock-based employee compensation to the current reporting periods.

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial position.

3.	Equipment, net:

	June 30, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Furniture and fixtures	$ 30,943	$ 11,751	$ 30,943	$ 8,551
Office equipment	28,848	20,191	28,848	18,336
Lab equipment	286,628	159,131	286,628	131,492
Computer equipment	5,066	3,823	5,066	3,483

	$351,485	$194,896	$351,485	$161,862
Net carrying amount		$156,589		$189,623

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Furniture and fixtures Office equipment Lab equipment Computer equipment	7 years 5 years 7 years 3 years	double declining balance double declining balance double declining balance straight line

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

4.	Intangible assets:

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license with the right to sub-license Revaax's licensed technology and products.

The agreement calls for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments due November 10, 2006. Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered. The fair value of the liability component of $356,216 has been determined by discounting the stream of future payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality. The liability component is being accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate. Pursuant to the agreement, at June 30, 2005, two installments were paid. As at June 30, 2005, the outstanding balance is $262,466. In addition, the Company will make the following milestone payments to Revaax for each licensed product under the agreement: $500,000 upon initiation of a pivotal trial for the first indication of treatment of a disease for the licensed product; $250,000 upon initiation of pivotal trials for the next four distinct disease treatment indications for the licensed product and $125,000 upon initiation of any other pivotal trial for any other distinct disease treatment indication for the licensed product. Furthermore, the Company will pay Revaax for each licensed product under the agreement: $5 million upon receipt of the first marketing approval for a licensed product; $2.5 million upon receipt of the next four marketing approval for the licensed product and $1.25 million upon receipt of any other marketing approval for the licensed product.

Notwithstanding the milestone payment arrangement described above, the Company is not obligated to make any milestone payment with respect to milestone events for which the Company receives sublicense revenues and is obligated to pay Revaax 25% of such sublicense revenues as described below.

The Company will also pay Revaax royalties for each licensed product under the agreement of: 4% of the net sales of the licensed product during a calendar year that is equal to or less than $250 million; 5% of the net sales of the licensed product during a calendar year that is greater than $250 million but equal to or less than $500 million; 6% of the net sales of the licensed product during a calendar year that is greater than $500 million but equal to or less than $750 million; and 7% of the net sales of the licensed product during a calendar year that are greater than $750 million.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

4.	Intangible assets (continued):

This agreement expires upon the expiration of the royalty term for all licensed products in all countries, which is no earlier than August 2020 and could extend to August 2024. Either party may terminate this agreement early upon written notice if the other party fails to comply with any of its material obligations under this agreement and fails to cure such material breach within a 60-day cure period. In addition, the Company may terminate this agreement upon 90 days' prior written notice for any reason and Revaax may terminate this agreement upon written notice only if a bankruptcy related petition is filed against the Company and the Company makes or executes an assignment of substantially all of its assets for the benefit of creditors.

The Company will also pay Revaax a share of the sublicense royalty revenue received, as follows: 15% of all sublicense royalty revenues, until such time as the aggregate discount amount, which is based on a certain formula that takes into account sublicense royalty revenues received by the Company, reaches an amount equal to three times the net expenditures incurred by the licensee. Beginning in the first full month after the aggregate discount amount reaches an amount equal to three times the net expenditures incurred by the Company, the Company will pay a sublicense royalty of 25% on sublicense royalty revenues corresponding to that portion of aggregate net sales of licensed products by a sub-licensee during a calendar year that is less than or equal to $500 million; and 33% on sublicense royalty revenues corresponding to that portion of aggregate net sales of licensed products by a sublicense during a calendar year that exceeds $500 million.

5.	Long-term debt:

On February 28, 2005, the Company issued, in a transaction exempt from registration under the Securities Act pursuant to Regulation S, $3,850,000 aggregate principal amount of 6% convertible notes due on February 28, 2008. The notes are convertible into shares of common stock of the Company at any time from and after the earlier of (i) the date of the first anniversary of the closing of the Acquisition Merger and (ii) May 26, 2006 to the maturity date, February 28, 2008 at a conversion price equal to the lesser of $1.00 (as adjusted in the Acquisition Merger) and a floating price determined by the average of three lowest current market prices in the 40 calendar day period immediately preceding conversion.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

6.	Deferred revenue:

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co. Ltd. (“Rexgene”), a minority shareholder. Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed, to assist the Company with the research, development and clinical trials necessary for registration of our drug candidate, RX-0201, in Asia. This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement. The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $37,500 was included in revenue for each six month period ended June 30, 2005 and 2004, and $75,000 was included in revenues in each of the fiscal years ended 2004 and 2003. The remaining $1,312,500 is reflected as deferred revenue on the balance sheet. The Company adopted SAB No. 104, "Revenue Recognition - Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until 2007.

7.	Common Stock:

Authorized 500,000,000 shares of common stock, voting, par value $0.0001.

June 30,
2005

41,538,632 shares of common stock	$4,154

Pursuant to an Agreement and Plan of Merger by and among Rexahn, Corp (“Rexahn”), Corporate Road Show.Com Inc. ("CRS"), a New York corporation, CRS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CRS ("Merger Sub"), CRS Delaware, Inc., a Delaware corporation and wholly owned subsidiary of CRS ("CRS Delaware"), immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CRS as a Delaware corporation under the name Rexahn Pharmaceuticals, Inc. ("Rexahn Pharmaceuticals"), on May 13, 2005 Merger Sub merged with and into

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

7.	Common Stock (continued):

Rexahn, with Rexahn surviving as a wholly owned subsidiary of Rexahn Pharmaceuticals (the "Acquisition Merger"). In the Acquisition Merger, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; and (ii) each issued, outstanding and unexercised option to purchase shares of Rexahn common stock was converted into options to purchase five shares of Rexahn Pharmaceuticals common stock. In the Acquisition Merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS.

8.	Stock-based compensation:

On August 5, 2003, the Company established a stock option plan. The plan grants stock options to key employees, directors and consultants of the Company. The vesting period is 30% after the first year, an     additional 30% after the second, year and the remaining 40% after the third year.

Prior to adoption of the plan, the Company made restricted stock grants. During 2003, all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

The exercise price of the options granted to employees were below the fair market value of the common stock on the date of the grant. Using the intrinsic value method, the total compensation cost amounted to $2,198,000 (2004-$434,000) and is being amortized over the vesting period. This total cost includes a recovery of compensation cost through the cancellation of 752,500 stock options (2004 - 70,000) during the six month periods. Accordingly, $227,309 and (2004 - $162,388) has been expensed in the statement of operations for the six month periods then ended.

Pro forma information regarding net income is required to be disclosed in consolidated financial statements by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes pricing model. The fair value of the options granted to employees under this method is $0.608 per option for a total cost of $2,232,880. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions are used for options granted in 2005 were as follows: zero dividend yield, 1 % volatility, risk-free interest rates of 4.54%, and expected lives of five years.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

8.	Stock-based compensation (continued):

	June 30,
	2005	2004
Net loss, as reported	$(2,071,002)	$(1,413,996)

Add: stock based employee compensation expense rendered under
APB No. 25 intrinsic value method	155,640	80,500

Deduct: stock based employee compensation expense determined
under fair value based method for all employee award	(238,900)	(92,112)

Pro forma net loss	$(2,154,262)	$(1,425,608)

Net loss per share:
Basic and diluted, as reported	$0.05	$0.19
Basic and diluted, pro forma	$0.06	$0.19

Fair value per share for options granted to employees
Black-Scholes Methology Assumptions:
Dividend yield	-	-
Volatility	1.00%	1.00%
Risk free interest rate	4.54	4.54
Expected lives of options	5 years	5 years

Stock option compensation has been expensed in the consolidated statement of operations as follows:
Employees	$156,589	$75,249
Non-employees	70,720	87,139

Stock option compensation expense	$227,309	$162,388

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

8.	Stock-based compensation (continued):

Stock option activity related to employees and non-employees from inception to June 30, 2005 are listed below:

	Restricted	Shares
	Stock	Subject to	Option
	Grants	Options	Prices

Outstanding at December 31, 2003	-	1,850,000	$ 0.24
Granted	-	1,300,000	0.24
Exercised	-	(7,500)	0.24
Cancelled	-	(367,500)	0.24

Outstanding at December 31, 2004	-	2,775,000	0.24

Granted	-	3,450,000	0.24
Cancelled	-	(752,500)	0.24

Outstanding at June 30, 2005	-	5,472,500	$ 0.24

The weighted-average remaining contractual life of the stock options is approximately 9 years.

9.	Income taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the consolidated financial statements than for tax purposes.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

9.	Income taxes (continued):

The provision for income taxes has been computed as follows:

	June 30,
	2005	2004
Expected income tax recovery at the statutory rate	$(384,100)	$(295,525)
Stock option compensation expense	(56,200)	(33,939)

	(440,300)	(329,464)
Valuation allowance	440,300	329,464

Provisions for taxes	$ -	$ -

The components of deferred income taxes are as follows:

Deferred income tax assets:

Net operating loss carryforwards	$ 1,585,800	$1,089,725
Stock option compensation expense	216,900	33,939
Valuation allowance	(1,802,700)	(1,123,664)

Deferred income taxes	$ -	$ -

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As of June 30, 2005 and 2004, the Company had approximately $1,585,800 and $1,089,725 of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2024.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

10.	Government assistance:

On December 13, 2003, the Company accepted an offer of a conditional grant from the Montgomery County Department of Economic Development for $100,000 to assist in the growth and expansion of the Company, which amount was received in February 2004. The terms of the offer state that $50,000 of the grant is convertible to a loan repayable over three years bearing interest at 20% per annum if, at any time within five years from receipt of the grant, the Company's annual net revenues exceed $1,000,000 or the Company obtains aggregate equity financing of over $2,000,000. This portion of the grant was recorded in accounts payable at December 31, 2004. The terms of the grant also state that the remaining $50,000 balance of the grant would be permanently forgiven when performance criteria relating to lease of premises and employment commitments are met, provided that the forgiven amounts may only be applied to reducing business-related expenses. In 2004 upon satisfaction of the performance criteria, the $50,000 amount was forgiven and applied to lease payments and was recorded as a reduction of business-related expenses.

11.	Commitments:

a)

In April 2004, the Company entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrolment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. During the first six months of 2005 and the 2004 fiscal year, the Company paid $0 and $17,426 respectively towards the cost of this program. In addition, the Company extended a research agreement, initially entered on January 1, 2004, until December 31, 2005 with the University. For the six month period ended June 30, 2005, the Company paid $60,000 in consideration of the extension.

b)

On August 17, 2004, the Company entered into an agreement for Formatech Inc. to monitor and perform stability studies on the Company's drug candidate, RX-0201. The total costs of these services is $46,700 of which $15,600 is due during 2005. On August 20, 2004, the Company entered into a quality testing agreement with Formatech Inc. The total cost of these services is $15,000 of which $7,500 is due in August 2005.

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

11.	Commitments (continued):

c)

In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing arrangement, the Company also pays its allocable portion of real estate taxes and common area operating charges. Minimum future rental payments under this lease is as follows:

For the year ended
December 31,
2005	$203,761
2006	209,874
2007	216,170
2008	222,655
2009	112,972

12.	Credit risk:

The Company maintains several cash accounts at various banks. Uninsured cash as of June 30, 2005, is approximately $2,900,000.

13.	Subsequent event:

On August 8, 2005, the Company completed a private placement of 4,175,000 shares of Company common stock, $.0001 par value per share at $2.00 per share for aggregate gross proceeds of $8.35 million pursuant to the Subscription Agreements dated August 8, 2005. The offers and sales occurred outside the United States to persons other than U.S. persons in offshore transactions meeting the requirements of Regulation S under the Securities Act. After payment of certain expenses by the Company, the Company received approximately $8.31 million in net proceeds upon closing of the private placement of the common stock. The proceeds will be used to fund clinical trials of the Company's drug candidates and other general corporate purposes. Shares of the common stock have not been registered under the Securities Act and may not be offered or sold in the Unites States absent registration under the Securities Act or an applicable exemption from registration requirements under

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

UNAUDITED

13.	Subsequent event (continued):

the Securities Act. On August 8, 2005, the Company also completed a private placement of $1.3 million aggregate principal amount of its convertible notes (the "Convertible Notes") in offers and sales that occurred outside the United States to persons other than U.S. persons in offshore transactions meeting the requirements of Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The holders of the Convertible Notes are entitled any time after September 19, 2005 until August 8, 2008 (the "Maturity Date"), or upon the occurrence and continuance of any of the events of default, to convert the principal amount of any Convertible Notes or portions thereof into Company common stock at a conversion price of $2.00 per share. The initial conversion price of $2.00 per share of Company common stock is subject to adjustment upon the occurrence of certain events, including the issuance of any additional capital stock after August 8, 2005, without consideration or for a consideration per share less than the current market price per share of additional capital stock as of the time of such issuance. On the Maturity Date, any unconverted Convertible Notes will automatically convert into shares of Company common stock at a conversion price of $2.00 per share. The Convertible Notes do not bear interest, except that any overdue principal of the Convertible Notes will bear interest for each day from the Maturity Date to the date of actual payment, at a rate equal to 5% per annum, or, if an event of default occurs and is continuing, the Convertible Notes will bear interest, from the date of the occurrence of such event of default until such event of default is cured or waived, at a rate equal to 5% per annum. The Convertible Notes and the underlying Company common stock issuable upon conversion of the Convertible Notes have not been registered under the Securities Act and may not be offered or sold in the Unites States absent registration under the Securities Act or an applicable exemption from registration requirements under the Securities Act. The net proceeds of the Convertible Notes sale will also be used to fund clinical trials of the Company's drug candidates and for general corporate purposes.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

OVERVIEW:

Our efforts and resources have been focused primarily on acquiring and developing our technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not have any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and debt securities, and collaboration agreements with our strategic investors.

RECENT DEVELOPMENTS:

On August 8, 2005, subsequent to the balance sheet date, the Company completed a private placement of 4,175,000 shares of Company common stock, $.0001 par value per share, at $2.00 per share for aggregate gross proceeds of $8.35 million pursuant to the Subscription Agreements dated August 8, 2005. The offers and sales occurred outside the United States to persons other than U.S. persons in offshore transactions meeting the requirements of Regulation S under the Securities Act. After payment of certain expenses by the Company, the Company received approximately $8.31 million in net proceeds upon closing of the private placement of the common stock. The proceeds will be used to fund clinical trials of the Company's drug candidates and other general corporate purposes. Shares of the common stock have not been registered under the Securities Act and may not be offered or sold in the Unites States absent registration under the Securities Act or an applicable exemption from registration requirements under the Securities Act. On August 8, 2005, the Company also completed a private placement of $1.3 million aggregate principal amount of its convertible notes (the "Convertible Notes") in offers and sales that occurred outside the United States to persons other than U.S. persons in offshore transactions meeting the requirements of Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The holders of the Convertible Notes are entitled any time after September 19, 2005 until August 8, 2008 (the "Maturity Date"), or upon the occurrence and continuance of any of the events of default, to convert the principal amount of any Convertible Notes or portions thereof into Company common stock at a conversion price of $2.00 per share. The initial conversion price of $2.00 per share of Company common stock is subject to adjustment upon the occurrence of certain events, including the issuance of any additional capital stock after August 8, 2005, without consideration or for a consideration per share less than the current market price per share of additional capital stock as of the time of such issuance. On the Maturity Date, any unconverted Convertible Notes will automatically convert into shares of Company common stock at a conversion price of $2.00 per share. The Convertible Notes do not bear interest, except that any overdue principal of the Convertible Notes will bear interest for each day from the Maturity Date to the date of actual payment, at a rate equal to 5% per annum, or, if an event of default occurs and is continuing, the Convertible Notes will bear interest, from the date of the occurrence of such event of default until such event of default is cured or waived, at a rate equal to 5% per annum. The Convertible Notes and the underlying Company common stock issuable upon conversion of the Convertible Notes have not been registered under the Securities Act and may not be offered or sold in the Unites States absent registration under the Securities Act or an applicable exemption from registration requirements under the Securities Act. The net proceeds of the Convertible Notes sale will also be used to fund clinical trials of the Company's drug candidates and for general corporate purposes.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. This Quarterly Report contains statements accompanied by such phrases as "believe", "estimate", "expect", "anticipate", "will", "intend" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	our lack of profitability, our auditor's going concern qualification and the need for additional capital to operate our business;
•	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;
•	successful and timely completion of clinical trials for our drug candidates;
•	demand for and market acceptance of our drug candidates;
•	the availability of qualified third-party researchers and manufacturers for our drug development programs;
•	our ability to develop and obtain protection of our intellectual property; and
•	other risks and uncertainties, including those detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act are unavailable to issuers of "penny stock". Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.

CRITICAL ACCOUNTING POLICIES:

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Stock-based awards issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123.

In our management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for us and may be adopted using a modified prospective method or a modified retrospective method. Although we have not yet completed an analysis to quantify the exact impact the new standard will have on our future financial performance, the notes to our financial statements for the year ended December 31, 2004 and the six months ended June 30, 2005 provide detail as to our financial performance as if we had applied the fair value-based method and recognition provisions of SFAS No. 123R to stock-based employee compensation to the current reporting periods.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that issuers classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 for the year ended December 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

GOING CONCERN

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our year end financial statements, which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. For the foreseeable future, we will have to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended June 30, 2005 and 2004:

Total Revenues

For the three-month and six-month periods ended June 30, 2005, we recorded revenue of $50,710 and $74,269, respectively, including $18,750 and $37,500 from the recognition of deferred revenue from from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder. We recorded $31,960 and $36,769 of interest and other income from the investment of our cash and cash equivalents and other short-term investments for the three-month and six-month periods ended June 30, 2005, respectively, compared to $14,077 and $28,852 for the same periods in 2004. The increase of $17,883 and $7,917 in revenues, or 54.5% and 11.9%, was primarily due to an increase in interest income in the three-month and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004 as a result of higher cash and cash equivalent balances during the 2005 periods.

General and Administrative Expenses

General and administrative expenses increased $546,873 and $740,864, or 124.6% and 106.5%, from $438,954 and $695,669 for the three-month and six-month periods ended June 30, 2004 to $985,827 and $1,436,533, respectively, for the same periods ended June 30, 2005. The increase was due primarily to professional fees and expenses incurred in connection with our reverse merger transaction completed on May 13, 2005, including legal and accounting fees and expenses.

Research and Development Expenses

Research and development expenses decreased $292,938 and $256,499, or 79.6% and 44.8%, from $368,001 and $572,234 for the three-month and six-month periods ended June 30, 2004 to $75,063 and $315,735 for the same periods ended June 30, 2005. The decrease was due primarily to the fact that the preclinical trials of RX-0201, one of our drug candidates, did not take place during the six-month period ended June 30, 2005. From the third quarter of 2005, we expect that research and development expenses will increase as our drug candidates move into the clinical trials phases of development.

Stock Option Compensation Expenses

In 2003 our board of directors adopted and our shareholders approved the Rexahn Stock Option Plan. Under the plan, we incurred compensation expenses of $131,598 and $227,309 for the three-month and six-month periods ended June 30, 2005, compared to compensation expenses of $83,869 and $162,388 for options issued to employees and non-employees for the same periods ended June 30, 2004.

Patent Fees

Our patent fees increased $24,651 and $28,676, or 1,116.9% and 107.1%, from $2,207 and $26,766 for the three-month and six-month periods ended June 30, 2004 to $26,858 and $55,442 for the same periods ended June 30, 2005. The increase was due primarily to a increase in the number of patent filings made during the six-month period ended June 30, 2005 compared to the same periods ended June 30, 2004.

Depreciation

Depreciation expense increased $4,653 and $9,742, or 39.2% and 41.8%, from $11,864 and $23,291 for the three-month and six-month periods ended June 30, 2004 to $16,517 and $33,033 for same periods ended June 30, 2005. The increase was due primarily to a move to a new facility in July 2004 and the related purchase of new laboratory equipment.

Interest Expense

Interest expense was $57,750 and $77,219 for the three-month and six-month periods ended June 30, 2005, attributable to the convertible notes issued February 2005. There was no interest expense incurred during the same periods in 2004.

As a result of the above, the net loss for the three-month and six-month periods ended June 30, 2005 was $1,242,903 or $0.03 per share, and $2,071,002 or $0.05 per share, respectively, compared to a net loss of $872,068 or $0.11 per share, and $1,413,996 or $0.19 per share, respectively, for the same periods ended June 30, 2004.

Research and Development Projects

Research and development expenses are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred. Our research and development programs are related to our five lead drug candidates, RX-0201, RX-0047, RX-0183, RX-3117 and RX-10100.

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage of each by each program. Each of our lead drug candidates is in various stages of completion as described below. As we expand our clinical studies, we will enter into additional development agreements. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced drug candidate, RX-0201, is uncertain, and because RX-0047, RX-0183, RX-3117 and RX-10100 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates. If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

RX-0201

RX-0201 is currently our leading drug candidate and has been in a Phase I clinical trial at Georgetown University's Lombardi Cancer Center since September 2004. The costs incurred for the clinical trial to date have been approximately $750,000. As the main purpose of this clinical trial is to establish the safety of RX-0201, the parameters that determine the completion of this project are a direct function of the safety profile of this compound in humans. As this is the first time that RX-0201 has been administered to humans, the safety profile in humans in unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints are met are estimates. If more doses are required than estimated, completion of the Phase I clinical trials may be delayed. Therefore, the costs, timing and efforts necessary to complete this program also are estimates. We currently estimate that the completion of the Phase I clinical trial will require approximately $300,000 and this Phase I clinical trial is anticipated to be completed during the third quarter of 2005.

RX-0047, RX-0183 and RX-3117

RX-0047, RX-0183 and RX-3117 are all in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug (IND) application to the FDA. The costs incurred for development of these compounds to date has been approximately $450,000 for RX-0047, $300,000 for RX-0183 and $250,000 for RX-3117. The estimated cost to complete each toxicology study is estimated to be approximately $650,000 per compound for a total of $1,950,000. These compounds will be entered into these toxicology trials in 2006.

The conduct of the clinical trial and toxicology studies described above are being accomplished in conjunction with third-party CROs at external locations. This business practice is typical for the pharmaceutical industry and companies like us. As a result, the risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control. A delay in any of these programs may not necessarily have a direct impact on our daily operations. However, to the extent that a delay results in additional cost to us, a higher than expected expense may result.

RX-10100

RX-10100 is in early pre-clinical stages of development and the next scheduled program is the synthesis of analog compound and pre-clinical toxicology study required prior to the submission of an IND application to the FDA. We currently estimate that the synthesis and the pre-clinical toxicology study will require approximately $100,000 and $500,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities was $1,700,664 for the six-month period ended June 30, 2005 compared to cash provided by operating activities of $627,331 for the same period ended June 30, 2004. The operating cash flows during the six-month period ended June 30, 2005 reflect our loss from continuing operations of $2,071,002, offset by non-cash charges of $260,343 and a net increase in cash components of working capital of $109,995. Non-cash charges consist of depreciation of $33,034 and stock option compensation expense of $227,309. The increase in working capital primarily consists of a $181,113 increase in accounts payable. Fiscal 2004 operating cash flows reflect our loss from continuing operations of $1,413,996, offset by non-cash charges of $185,679 and a net increase in cash components of working capital of $1,855,648. Non-cash charges consist of depreciation of $23,291 and stock option compensation expense of $162,388. The increase in working capital primarily consists of $2,000,000 proceeds from the sale of short-term investments.

There was no cash provided by or used in investing activities during the six-month period ended June 30, 2005. Cash used in investing activities of $89,688 during the six-month period ended June 30, 2004 reflects capital expenditures of $89,688 for the purchase of equipment. Cash provided by financing activities of $3,756,250 during the six-month period ended June 30, 2005 consisted of proceeds from the issuance of long-term debt in financing transactions of $3,850,000, offset by principal payments on long-term debt of $93,750. Cash provided by financing activities of $150,000 during the six-month period ended June 30, 2004 consisted of proceeds from the issuance of long-term debt.

For the six-month period and the years ended June 30, 2005, December 31, 2004 and 2003, we experienced net losses of $2,071,002, $3,273,442 and $2,775,075, respectively. Our accumulated deficit as of June 30, 2005, and December 31, 2004 and 2003 was $9,925,785, $7,854,783 and $4,581,341, respectively. Our independent auditors have included an explanatory paragraph in their audit opinion issued in connection with our year end financial statements which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern.

We have financed our operations since inception primarily through equity and convertible debt financings. During the six-month period ended June 30, 2005, we had a net increase in cash and cash equivalents of $2,055,586. This increase primarily resulted from $3,850,000 proceeds from the issuance of convertible debt. Total cash resources as of June 30, 2005 were $3,071,565 compared to $2,703,735 as of June 30, 2004.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.

CONTRACTUAL OBLIGATIONS

In April 2004, we entered into an office lease for a period of five years, commencing on July 1, 2004 and ending on June 30, 2009. The minimum rent increases at the end of each lease year by 3% of the rent amount that is then currently being paid. Minimum annual lease payments for the 2005 to 2009 years are as follows: $203,761; $209,874; $216,170; $222,656; and $112,973.

On September 1, 2003 we entered into an agreement for The University of Texas to perform research on our behalf with respect to RX-0201 and RX-0047. On June 1, 2004 we extended the agreement to be carried out through February 28, 2005. As consideration for the services we paid a total of $78,069, of which $14,356 was paid during the first quarter of 2005.

On September 24, 2003 we entered into an agreement with Amarex, LLC to obtain services to assist in the product development of RX-0201 during clinical trials. The cost of these services is based on estimated hours to complete the study and is $239,337. 25% was due upon execution of the contract and the remaining amount is due in four equal payments every 5 months with the final payment due upon acceptance of the clinical study report. At December 31, 2004, we had paid a total of $194,461 with the balance of $44,876 due upon acceptance of the clinical study report. On November 19, 2004 we amended our September 2003 agreement with Amarex, LLC providing for additional services to be performed that were not included in the original agreement. The total cost of these services is $67,011, of which $16,753 was paid upon execution of the agreement in 2004, $25,129 is due during 2005, $12,565 is due in January 2006 and $12,565 is due upon acceptance of the final clinical study report.

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated costs of the program is $223,126, based on the fees and the enrolment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. During 2004, we paid $17,426 towards the cost of this program.

On August 17, 2004 we entered into an agreement for Formatech Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total costs of these services is $46,700, of which $22,900 was paid in 2004, $15,600 is due during 2005 and $8,200 is due during 2006. On August 20, 2004 we entered into a quality testing agreement with Formatech Inc. The total costs of these services is $15,000, of which $7,500 was paid during 2004 and $7,500 is due in August 2005.

Although we currently believe that our cash and cash equivalents (including the proceeds of our August 2005 equity and convertible debt offering) will be sufficient to meet our minimum planned operating needs for the next 12 months, including the amounts payable under the contractual commitments described above, as our drug candidates move into the clinical trials phase of development, we expect to enter into additional agreements of the same type, which may require additional contractual commitments. These additional commitments may have a negative impact on our future cash flows.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Over the next 24 months we expect to spend approximately $5 million on clinical development for Phase I and Phase II clinical trials of RX-0201 (including our commitments described under "- Contractual Commitments"), $3 million on pre-clinical studies and Phase I clinical trials for RX-0047, Phase I clinical trials for RX-10100 and in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-0183, $3 million on general corporate expenses, and $500,000 on facilities rent. Based on our current plans and our capital resources (including the proceeds of our August 2005 equity and convertible debt offering), we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next 24 months, which would entail focusing our resources on Phase I and Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase I clinical trials for RX-0183, RX-0047 and RX-10100. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for RX-3117 and other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next 24 months, could aggregate $20 million through the second quarter of 2007.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our product development activities;
•	the number and scope of our product development programs;
•	the progress of our pre-clinical and clinical trial activities;
•	the progress of the development efforts of parties with whom we have entered into collaboration agreements;
•	our ability to maintain current collaboration programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

IMPACT OF INFLATION

To date inflationary factors have not had a significant effect on our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CERTAIN BUSINESS RISKS:

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until we receive approval from the Food and Drug Administration (FDA) and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants. Over the next 24 months we expect to spend approximately $5 million on clinical development for Phase I and Phase II clinical trials of RX-0201, $3 million on pre-clinical studies and Phase I clinical trials for RX-0047, Phase I clinical trials for RX-10100 and in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-0183, $3 million on general corporate expenses, and $500,000 on facilities rent. Based on our current plans and our capital resources (including the proceeds of our August 2005 equity and convertible debt offering), we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next 24 months, which would entail focusing our resources on Phase I and Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase I clinical trials for RX-0183, RX-0047 and RX-10100.

However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for RX-3117 and other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next 24 months, could aggregate $20 million through the second quarter of 2007.

We will need additional financing to continue to develop our drug candidates, which may not be available on favorable terms, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete our planned pre-clinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have generated no revenues to date from product sales. Our accumulated deficit as of June 30, 2005, and December 31, 2004 and 2003 was $9,925,785, $7,854,783 and $4,581,341, respectively. For the quarter and the years ended June 30, 2005, December 31, 2004 and 2003, we had net losses of $2,071,002, $3,273,442 and $2,775,075, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake pre-clinical development and clinical trials for our current and new drug candidates;
•	seek regulatory approvals for our drug candidates;
•	implement additional internal systems and infrastructure;
•	seek to license in additional technologies to develop; and
•	hire additional personnel.

We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

We are a development-stage company that was founded in 2001. We have only five drug candidates. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our drug candidates. The successful commercialization of our drug candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, pre-clinical trials and clinical trials of our principal drug candidates. To date, only one drug candidate, RX-0201, is in the late stages of Phase I clinical trials, another drug candidate, RX-0047, will commence Phase I clinical trials in early 2006, and the other three drug candidates are in or will soon move into the pre-clinical toxicology trial phase of development. These operations provide a limited basis for you to assess our ability to commercialize our drug candidates and the advisability of investing in us.

Our independent auditors' opinion on our audited year end financial statements includes a going concern qualification.

Our independent auditors for 2004 have included an explanatory paragraph in their audit report issued in connection with our financial statements, which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. We may also be forced to abandon development of several of the earlier stage drug candidates, which will significantly impair our ability to generate product revenues.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates.

We will need FDA approval to commercialize our drug candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Two of our four drug candidates, RX-0201 and RX-0047, are antisense oligonucleotide (ASO) compounds. To date, the FDA has not approved any NDAs for any ASO compounds. In addition, both RX-0201 and RX-0047 are of a drug class (Akt inhibitor, in the case of RX-0201, and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date. After the clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our drug candidates;
•	impose costly procedures on us; and
•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our drug candidates. Failure to obtain FDA approval of any of our drug candidates will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale outside the United States.

Our drug candidates are in early stages of clinical trials.

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. In 2004, the FDA approved our Investigational New Drug (IND) application for RX-0201 and we initiated a Phase I clinical trial of RX-0201 at Lombardi Comprehensive Cancer Center, Georgetown

Medical Center, Washington, D.C. Pre-clinical studies to support an IND application for each of RX-0047, RX-0183 and RX-3117 are still under development and we do not expect to commence Phase I clinical trials for these drug candidates until at least the first quarter of 2006, third quarter of 2006 and fourth quarter of 2006, respectively. We expect to commence Phase I clinical trials for RX-10100 in late 2005. We cannot predict with any certainty that it will ever receive regulatory approval to sell our drug candidates.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, to date the Phase I clinical trials for RX-0201 have cost approximately $750,000 and we estimate that we will require an additional approximately $300,000 to complete the trial. The clinical trial process is also time consuming. We estimate that clinical trials of our current drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	reliance on third party suppliers for the supply of drug candidate samples;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and
•	lack of sufficient funding to finance the clinical trials.

Although to date, we have not experienced any significant delays in our Phase I clinical trials for RX-0201, other than a two-month delay due to delays in obtaining drug candidate samples, there can be no assurance that delays in the RX-0201 Phase I clinical trial or other future clinical trials will not occur.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

If the results of our clinical trials do not support our drug candidate claims, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our drug candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenues. In addition, our clinical trials involve a small patient population, less than 20 for RX-0201. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves our drug candidates, physicians and patients may not accept and use them. Future acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;
•	pharmacological benefit and cost-effectiveness of our product relative to competing products;
•	availability of reimbursement for our products from government or other healthcare payers;
•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and
•	the price at which we sell our products.

Because we expect sales of our current drug candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Because our drug development program depends upon third-party researchers, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. For example, the Phase I clinical trials of RX-0201 are being conducted at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center with the assistance of Amarex, LLC, a pharmaceutical clinical research service provider who will be responsible for creating the reports that will be submitted to the FDA. Also, we relied on TherImmune Research Corporation (currently Gene Logic Laboratories, Inc.), a discovery and pre-clinical service provider, to summarize RX-0201's pre-clinical data. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

We rely exclusively on third parties to formulate and manufacture our drug candidates, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of our products or result in higher product costs.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own drug candidates. For example, we have entered into contracts with third-party manufacturers such as Raylo Chemicals Inc., Formatech, Inc. and Avecia Biotechnology Inc. to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials. If any of our drug candidates receive FDA approval, we will rely on these or other third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers, exposes us to the following potential risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our products after receipt of FDA approval, if any.

•

Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs. For example, we experienced a two-month delay in the development timeline for RX-0201 due to delays in obtaining RX-0201 samples.

•

Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, or DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards, but we may be ultimately responsible for any of their failures.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates by the FDA, or the commercialization of our drug candidates or result in higher costs or deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. While we intend to have a role in the commercialization of our products, we do not anticipate having the resources in the foreseeable future to globally develop sales and marketing capabilities for all of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships with other companies having sales, marketing and distribution capabilities, the collaborator's strategic interest in the products under development and such collaborator's ability to successfully market and sell any such products. For example, we have entered into a collaboration agreement with Rexgene Biotech Co., Ltd. ("Rexgene") for the sale and marketing of RX-0201 in Asia. We intend to pursue additional collaborative arrangements regarding the sales and marketing of our products; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. We cannot assure you that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted at this early stage of our development. We cannot assure you that such efforts will be successful. In addition, we cannot assure you that we will be able to market and sell our products in the United States or overseas.

Developments by competitors may render our products or technologies obsolete or non-competitive.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations, such as Antigenics Inc., Genta Incorporated, Imclone Systems Incorporated, Human Genome Sciences, Inc., Kosan Biosciences Incorporated and Medimmune, Inc., with respect to oncology, and Eli Lilly and Company, Pfizer, Inc., GlaxoSmithKline PLC, Forest Laboratories, Inc., Indevus Pharmaceuticals, Inc., and Elan Corporation, with respect to neurosciences. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;
•	undertaking pre-clinical testing and human clinical trials;
•	obtaining FDA and other regulatory approvals of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

Large pharmaceutical companies such as Bristol-Myers, Squibb, Eli-Lilly, Novartis and Glaxo-SmithKline currently sell both generic and proprietary compounds for the treatment of cancer. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and PCT patent applications for anti-Akt compounds, including RX-0201, anti-HIF compounds, including RX-0047. We have also filed three U.S. provisional patent applications for new anti-cancer quinazoline compounds, new anti-cancer nucleoside products and a drug target, cenexin, a polo-box binding protein. In December 2004, we also filed two Korean patent applications for new anti-cancer piperazine compounds. Through our licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), we hold exclusive rights to five patents and 14 patent applications, with respect to certain chemical structures related to antibiotics, but without antibiotic efficacy.

However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;
•	if and when patents will issue;
•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;
•	pay damages; or
•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

Although to date, we have not received any claims of infringement by any third parties, as our drug candidates move into clinical trials and commercialization, the public profile of us and our drug candidates may be raised and generate such claims.

Our license agreement with Revaax may be terminated in the event we commit a material breach, the result of which would significantly harm our business prospects.

Our license agreement with Revaax is subject to termination by Revaax if we materially breach those agreements, including breaches with respect to certain installment payments and royalty payments, if such breaches are not cured within a 60-day period. The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding. If this license agreement is terminated, we will lose all of our rights to develop and commercialize the licensed compounds, which would significantly harm our business and future prospects.

If we are unable to successfully manage our growth, our business may be harmed.

In addition to our own internally developed drug candidates, we seek to review proactively opportunities to license in and advance compounds in oncology and other therapeutic areas, such as neurological diseases, that are strategic and have value creating potential to take advantage of our development know-how. We are actively pursuing additional drug candidates to acquire for development. Such additional drug candidates could significantly increase our capital requirements and place further strain on the time on our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates if our employees do not have the time necessary to devote to developing those drug candidates or we do not have the necessary capital resources to develop all of our drug candidates. Alternatively, we may be required to hire even more employees, further increasing the size of our organization and related expenses. If we are unable to manage our growth effectively, we may not efficiently use our resources, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

We may not be able to attract and retain qualified personnel necessary for the development and commercialization of our drug candidates. Our success may be negatively impacted if key personnel leave.

Attracting and retaining qualified personnel will be critical to our future success. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that we will be successful.

The loss of the technical knowledge and management and industry expertise of any of our key personnel, especially Dr. Chang H. Ahn, our Chairman and Chief Executive Officer and regulatory expert, could result in delays in product development and diversion of management resources, which could adversely affect our operating results. We do not have "key person" life insurance policies for any of our officers nor do we have an employment agreement with Dr. Ahn.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. Although we currently carry clinical trial insurance and product liability insurance, we, or any collaborators, may not be able to maintain such insurance at a reasonable cost. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

ITEM 3. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of June 30, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to affect, the Company's financial reporting.

PART II

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders of the Company on May 12, 2005 for the following purposes:

1.	To effect a 1-for-100 reverse stock split of the issued and outstanding shares of the common stock of the Company, without affecting the par value of such shares (the "Reverse Stock Split");
2.	To amend the Certificate of Incorporation of the Company to change its name to "Rexahn Pharmaceuticals, Inc.";
3.

To effect the merger of the Company with and into CRS Delaware, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("CRS Delaware"), with CRS Delaware surviving as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc.", in order to reincorporate the Company under the laws of the State of Delaware (the "Reincorporation");

4.

To amend the Certificate of Incorporation of the Company to authorize the Company to issue up to 100,000,000 shares of preferred stock with such rights and preferences as the Board of Directors may determine; and

5.

To ratify, affirm and approve the prior action to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of common stock of the Company from 20,000,000 to 500,000,000.

The majority of the stockholders affirmatively voted on the each of foregoing proposals pursuant to the following vote count:

Proposal	For	Against	Abstain
1	260,299,000	5,000	0
2	260,304,000	0	0
3	260,304,000	0	0
4	260,304,000	0	0
5	260,304,000	0	0

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Rexahn Pharmaceuticals, Inc. is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005

4.1	Form of Convertible Note is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005.

10.1	Form of Subscription Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.

/s/ Ted T.H. Jeong
Name: Ted T. H. Jeong
Title: Chief Financial Officer and Secretary
Date: August 23, 2005

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Rexahn Pharmaceuticals, Inc. is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005

4.1	Form of Convertible Note is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005.
10.1	Form of Subscription Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350