Form 10QSB
period 2005-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2005-11-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

*	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes *     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 45,720,632 shares issued and outstanding as of November 11, 2005

Traditional Small Business Disclosure Format (Check one):     Yes *     No ☒

INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Consolidated Condensed Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004	1

Consolidated Condensed Statements of Operations - Three and Nine Months Ended September 30, 2005 and 2004 and March 19, 2001 (inception) to September 30, 2005 (unaudited)	2

Consolidated Condensed Statements of Changes in Stockholders' Equity (unaudited)	3

Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004 and March 19, 2001 (inception) to September 30, 2005 (unaudited)	4

Notes to Consolidated Condensed Financial Statements (unaudited)	5

Item 2. - Management's Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	33

Index

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Condensed Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,311,765	$1,015,979
Short-term investments	7,383,033	-
Prepaid expenses and other	31,440	16,195
Total Current Assets	11,726,238	1,032,174
Equipment, Net (note 3)	180,320	189,623
Intangible Assets (note 4)	347,528	-
Total Assets	$12,254,086	$1,221,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$584,321	$435,968
Current portion of long-term obligation (note 4)	187,500	-
Total Current Liabilities	771,821	435,968

Long-term obligation, net of current portion (note 4)	30,149	-
Long-term convertible debt (note 5)	5,150,000	-
Deferred revenue (note 6)	1,293,750	1,350,000

Total Liabilities	7,245,720	1,785,968

Commitments and Contingencies

Stockholders' Equity (Deficit) (note 7):
Common Stock, par value $0.0001 at September 30, 2005 and $0.01 at December 31, 2004	4,571	76,281
Additional Paid In Capital	16,101,450	7,214,331
Accumulated Deficit During the Development Stage	(11,097,655)	(7,854,783)
Total Stockholders' Equity (Deficit)	5,008,366	(564,171)
Total Liabilities and Stockholders' Equity (Deficit)	$12,254,086	$1,221,797

Index

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Condensed Statements of Operations
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2005	2004	2005	2004
Revenue
Interest and other income	$295,150	$57,542	$22,403	$94,311	$51,255
Research	206,250	18,750	18,750	56,250	56,250

	501,400	76,292	41,153	150,561	107,505

Expenses
General and administrative	5,134,076	682,789	386,231	1,879,620	799,610
Research and development	4,707,871	185,334	619,224	740,771	1,489,767
Stock option compensation expense (note 8)	1,234,271	238,118	88,771	465,427	251,159
Patent fees	156,542	52,039	-	107,481	9,748
Interest	141,707	59,808	1,993	137,027	2,993
Depreciation	224,588	30,074	9,530	63,107	32,821

	11,599,055	1,248,162	1,105,749	3,393,433	2,586,098
Net Loss	$(11,097,655)	$(1,171,870)	$(1,064,596)	$(3,242,872)	$(2,478,593)

Loss per weighted average number of shares outstanding basic and diluted		$(0.03)	$(0.03)	$(0.08)	$(0.06)

Weighted average number of shares outstanding basic and diluted		43,943,795	38,133,330	40,648,411	38,133,330

Index

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
March 19, 2001 (Inception) to September 30, 2005
(Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit During the Development State	Total Stockholders' Equity
Opening balance, March 19, 2001	-	$-	$-	$-	$-
Common shares issued	7,126,666	71,266	4,448,702	-	4,519,968

Net loss	-	-	-	(625,109)	(625,109)
Balance, December 31, 2001	7,126,666	71,266	4,448,702	(625,109)	3,894,859
Net loss	-	-	-	(1,181,157)	(1,181,157)

Balance, December 31, 2002	7,126,666	71,266	4,448,702	(1,806,266)	2,713,702
Common shares issued	500,000	5,000	1,995,000	-	2,000,000
Stock option compensation	-	-	538,074	-	538,074
Net loss	-	-	-	(2,775,075)	(2,775,075)
Balance, December 31, 2003	7,626,666	76,266	6,981,776	(4,581,341)	2,476,701
Common shares issued	1,500	15	1,785	-	1,800
Stock option compensation	-	-	230,770	-	230,770
Net loss	-	-	-	(3,273,442)	(3,273,442)

Balance, December 31, 2004	7,628,166	76,281	7,214,331	(7,854,783)	(564,171)
Stock split (5 for 1)	30,512,664	(72,467)	72,467	-	-
Common shares issued in connection with the merger	3,397,802	340	(340)	-	-
Stock option compensation	-	-	465,427	-	465,427
Common shares issued for cash	4,175,000	417	8,349,565	-	8,349,982
Net loss (unaudited)	-	-	-	(3,242,872)	(3,242,872)

Balance, September 30, 2005	45,713,632	$4,571	$16,101,450	$(11,097,655)	$5,008,366

Index

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to September 30,	Nine Months Ended September 30,
	2005	2005	2004
Cash Flows from Operating Activities:
Net loss	$(11,097,655)	$(3,242,872)	$(2,478,593)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	224,588	63,107	32,821
Stock option compensation expense	1,234,271	465,427	251,159
Deferred revenue	1,293,750	(56,250)	(56,250)
Changes in assets and liabilities
Prepaid expenses and other	(31,440)	(15,245)	(10,034)
Accounts payable and accrued expenses	584,321	148,354	(43,677)
Net Cash Used in Operating Activities	(7,792,165)	(2,637,479)	(2,304,574)
Cash Flows from Investing Activities:
Short-term investments	(7,383,033)	(7,383,033)	2,000,000
Purchase of equipment	(396,220)	(45,117)	(121,287)
Net Cash (Used in) Provided by Investing Activities	(7,779,253)	(7,428,150)	1,878,713
Cash Flows from Financing Activities
Issuance of common stock	14,871,750	8,349,982	-
Proceeds from long-term debt	5,150,000	5,150,000	140,000
Principal payments on long-term debt	(138,567)	(138,567)	-
Net Cash Provided by Financing Activities	19,883,183	13,361,415	140,000
Net Increase (Decrease) in Cash and Cash Equivalents	4,311,765	3,295,786	(285,861)
Cash and Cash Equivalents, beginning of period	-	1,015,979	2,016,092
Cash and Cash Equivalents, end of period	$4,311,765	$4,311,765	$1,730,231
Supplemental Cash Flow Information
Cash paid for interest:
Interest	$6,956	$2,277	$2,665
Non-Cash Investing and Financing Activities:
In February 2005, the Company entered into a licensing agreement in exchange for debt of $356,215.

Index

REXAHN PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Rexahn Pharmaceuticals, Inc. and Subsidiary (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 2, there have been no significant changes of accounting policy since December 31, 2004. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its quarterly report on Form 10-QSB for the period ended June 30, 2005, which note is incorporated herein by reference. Specific reference is made to that report for more detailed description of the Company's securities and the notes to financial statements included therein, since certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report.

Going Concern

The Company's consolidated condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern. For the nine-month periods ended September 30, 2005 and 2004, the Company experienced net losses of $3,242,872 and $2,478,593, respectively. At September 30, 2005, the Company has an accumulated deficit of $11,097,655.

The Company's ability to continue as a going concern is contingent upon its ability to maintain the financing and strategic alliances necessary to complete product development, attain the necessary licensing for its products and attain profitable operations.

Although the Company is in clinical trials for its first drug candidate, there can be no assurance of the success of the clinical trials or of the marketability of the drug.

Management is pursuing various sources of financing. The Company has entered into negotiations on strategic alliances including research funding collaborations, as well as equity financing with international pharmaceutical companies and other investors in the United States, Europe and Asia. In addition, the Company has completed private placements of common stock and convertible debt during 2005 that raised an aggregate of $13.5 million and may pursue additional financings in the future. Although the Company plans to pursue additional financing, there can be no assurance that the

Index

1.	Organization and Summary of Significant Accounting Policies (cont'd)

Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Merger Acquisition

Pursuant to an Agreement and Plan of Merger by and among Rexahn, Corp ("Rexahn"), Corporate Road Show.Com Inc. ("CRS"), a New York corporation and predecessor corporation of the Company, CRS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CRS ("Merger Sub"), CRS Delaware, Inc., a Delaware corporation and wholly owned subsidiary of CRS ("CRS Delaware"), immediately after giving effect to a 1 for 100 reverse stock split and the reincorporation of CRS as a Delaware corporation under the name Rexahn Pharmaceuticals, Inc. ("Rexahn Pharmaceuticals"), on May 13, 2005, Merger Sub merged with and into Rexahn, with Rexahn surviving as a wholly owned subsidiary of Rexahn Pharmaceuticals (the "Acquisition Merger"). In the Acquisition Merger, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; and (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock.

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

For accounting purposes, the Acquisition Merger is accounted for as a reverse acquisition of CRS by Rexahn. As a result, following the Acquisition Merger, the historical financial statements of Rexahn became the historical financial statements of the Company.

Merger of Subsidiary

On September 29, 2005, the Company's wholly owned subsidiary, Rexahn, was merged with and into the Company and Rexahn's separate existence was terminated.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year.

Recent Accounting Pronouncements Affecting the Company

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a

Index

2.	Summary of Significant Accounting Policies (cont'd)

general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

Recent Accounting Pronouncements Affecting the Company (cont'd)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 8 provide detail as to the Company's financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123R to stock based employee compensation to the current reporting periods.

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial position.

Index

3.	Equipment, Net

	Cost	September 30, 2005 Accumulated Depreciation	Cost	December 31, 2004 Accumulated Depreciation

Furniture and fixtures	$30,943	$13,350	$30,943	$8,551
Office equipment	39,048	21,998	28,848	18,336
Lab equipment	321,544	176,941	286,628	131,492
Computer equipment	5,066	3,992	5,066	3,483

	$396,601	$216,281	$351,485	$161,862

Net carrying amount		$180,320		$189,623

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Furniture and fixtures	7 years	double declining balance
Office equipment	5 years	double declining balance
Lab equipment	7 years	double declining balance
Computer equipment	3 years	straight line

4.	Intangible Assets

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license with the right to sub-license Revaax's licensed technology and products.

The agreement calls for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006. Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into. The fair value of the liability component of $347,528 as of September 30, 2005 has been determined by discounting the stream of future payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality. The liability component is being accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate. Pursuant to the agreement, at September 30, 2005, three installments had been paid. As at September 30, 2005, the outstanding balance was $217,649.

Index

5.	Long-Term Debt

	September 30, 2005	December 31, 2004
6% Convertible Note (a)	$3,850,000	$-
Convertible Note (b)	1,300,000	-

	$5,150,000	$-

a)	On February 28, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, $3,850,000 aggregate principal amount of 6% convertible notes due on February 28,

Index

5.	Long-Term Debt (cont'd)

2008. The notes are subject to conversion into shares of common stock of the Company, at the holder's option, at any time from and after the earlier of (i) the date of the first anniversary of the closing of the Acquisition Merger and (ii) May 26, 2006 to the maturity date, February 28, 2008, at a conversion price. The notes will be automatically converted upon (i) the closing of the sale of all or substantially all of the assets of the Company or any merger, consolidation or other business combination and (ii) the maturity date. The conversion price is equal to the lesser of $1.00 per share (as adjusted in the Acquisition Merger) and a floating price determined by the average of three lowest current market prices of Company common stock during the 40 calendar day period immediately preceding conversion.

b)
On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, $1,300,000 aggregate principal amount of convertible notes due on August 8, 2008. The notes are subject to conversion into shares of common stock of the Company, at the holder's option, at any time from and after September 19, 2005 to the maturity date, August 8, 2008 or upon the occurrence and continuation of any events of default at a conversion price of $2.00 per share. The notes will be automatically converted upon (i) the closing of the sale of all or substantially all of the assets of the Company or any merger, consolidation or other business combination and (ii) the maturity date. The notes do not bear interest, except that any overdue principal of the notes will bear interest for each day from the maturity date to the date of actual payment, at a rate equal to 5% per annum, or, if an event of default occurs and is continuing, the notes will bear interest, from the date of the occurrence of such event of default until such event of default is cured or waived, at a rate equal to 5% per annum.

6.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder. This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement. The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $56,250 was included in revenue for the nine months ended September 30, 2005 and 2004 and $75,000 was included in revenues in each of the fiscal years ended 2004 and 2003. The remaining $1,293,750 at September 30, 2005 ($1,350,000 at December 31, 2004) is reflected as deferred revenue on the balance sheet.

7.	Capital Stock

Authorized
500,000,000 shares of common stock, par value $0.0001
	September 30, 2005	December 31, 2004

45,713,632 shares (2004 7,628,166 shares, par value $0.01) of common stock	$4,571	$76,281

Pursuant to the agreement and plan of merger as disclosed in Note 1, in the Acquisition Merger, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; and (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock

Index

7.	Capital Stock (cont'd)

was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock. In the Acquisition Merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS.

On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

8.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan. The plan grants stock options to key employees, directors and consultants of the Company. For grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% after the first year, an additional 30% after the second year and the remaining 40% after the third year. For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is 100% after the first year, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements.

Prior to adoption of the plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

The exercise price of the options granted to employees were below the fair market value of the common stock on the date of the grant. Using the intrinsic value method, the total compensation cost for the nine-month period ended September 30, 2005 amounted to $2,056,500 (2004-$672,000) and is being amortized over the vesting period. This total cost includes a recovery of compensation cost through the cancellation of 752,500 (2004 - 367,500) stock options during the nine month periods. Accordingly, $465,427 (2004 - $251,159) has been expensed in the statement of operations for the nine month periods then ended.

Pro forma information regarding net income is required to be disclosed in financial statements by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black Scholes pricing model. The weighted average fair value of the options granted to employees under this method is $2.99 per option for a total cost of $2,343,700 (2004 - $729,600). The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience.

	Nine Months Ended September 30,
	2005	2004
Net (loss), as reported	$(3,242,872)	$(2,478,593)
Add: Stock based employee compensation expense recorded under APB No. 25 intrinsic value method	305,946	127,540

Deduct: Stock based employee compensation expense determined under Fair Value based method for all employee awards	(403,476)	(143,184)
Pro forma net loss	$(3,340,402)	$(2,494,237)

Net loss per share:
Basic and diluted as reported	$(0.08)	$(0.06)

Basic and diluted pro forma	$(0.08)	$(0.07)

Black Scholes Methodology Weighted Average Assumptions:
Dividend yield	0	0
Volatility	7%	1%
Risk-free interest rate	4.13%	4.54%
Expected lives of options	5 years	5 years

Index

8.	Stock-Based Compensation (cont'd)

Stock option compensation has been expensed in the statement of operations for the nine months ended September 30, 2005 and 2004, as follows:

	Nine Months Ended September 30,
	2005	2004
Employee	$306,896	$112,340

Non employees	158,531	138,819

Stock option compensation expense	$465,427	$251,159

Stock option activity related to employees and non employees from December 31, 2003 to September 30, 2005 are listed below.

	Shares Subject to Options	Weighted Avg. Option Prices
Outstanding at December 31, 2003	1,850,000	$0.24

Granted	1,300,000	0.24

Exercised	(7,500)	0.24

Cancelled	(367,500)	0.24

Outstanding at December 31, 2004	2,775,000	0.24

Granted	3,810,000	0.50

Cancelled	(752,500)	0.24

Outstanding at September 30, 2005	5,832,500	$0.41

The weighted average remaining contractual life of the stock options is approximately 9 years.

9.	Income Taxes

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

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, management has determined that, at the current time, it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded to offset deferred income tax assets.

As of September 30, 2005 and 2004, the Company had approximately $1,978,432 and $1,147,079 respectively, of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2024.

Index

10.	Government Assistance

On December 13, 2003, the Company accepted an offer of a conditional grant from the Montgomery County Department of Economic Development for $100,000 to assist in the growth and expansion of the Company, which amount was received in February 2004. The terms of the offer state that $50,000 of the grant is convertible to a loan repayable over three years bearing interest at 20% per annum if, at any time within five years from receipt of the grant, the Company's annual net revenues exceed $1,000,000 or the Company obtains aggregate equity financing of over $2,000,000. This portion of the grant was recorded in accounts payable at December 31, 2004. The terms of the grant also state that the remaining $50,000 balance of the grant would be permanently forgiven when performance criteria relating to lease of premises and employment commitments are met, provided that the forgiven amounts may only be applied to reducing business-related expenses. In 2004 upon satisfaction of the performance criteria, the $50,000 amount was forgiven and applied to lease payments and was recorded as a reduction of business-related expenses. Following the Company's February 2005 convertible debt financing, the remaining $50,000 was converted into a loan pursuant to the terms of the grant and was paid off by the Company in March 2005.

11.	Commitments

a)
In April 2004, the Company entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrolment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. During the first nine months in 2005 and the 2004 fiscal year, the Company paid $0 and $17,426, respectively, towards the cost of this program. In addition, the Company extended a research agreement, initially entered into on January 1, 2004, until December 31, 2005 with Georgetown University. For the nine-month period ended September 30, 2005, the Company paid $60,000 in consideration of the extension.

b)
On August 17, 2004 the Company entered into an agreement for Formatech, Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total cost of these services is $46,700, of which $22,900 was paid in 2004, $5,200 was paid during the three months ended September 30, 2005, $5,200 is due during the fourth quarter of 2005, $5,200 is due during 2006 and $8,200 is due during 2007.

c)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges. Minimum future rental payments under this lease are as follows:

For the year ended December 31,
2005	$203,761
2006	209,874
2007	216,170
2008	222,656
2009	112,973
$965,434

Index

11.	Commitments (cont'd)

d)
On June 1, 2005, the Company signed a one year research project agreement with the Korea Research Institute of Chemical Technology ("KRICT") relating to the development of a synthetic process for the lead compound of the quinoxalines acting on human cancer cells. In accordance with the agreement, the Company will pay KRICT a total sum of $100,000, of which $50,000 was paid in the three-month period ended September 30, 2005. The remaining $50,000 is due on or about October 30, 2005.

e)
On August 1, 2005, the Company signed a one year contract with the University of Massachusetts Medical School ("UMASS") to test proprietary drugs in preclinical behavioral assays of anxiety and cognition. The Company agreed to provide UMASS with a grant of $76,666, which includes the full direct and indirect costs of the preclinical study, payable in four equal quarterly installments of $19,167. In the three-month period ended September 30, 2005, the Company made one quarterly payment of $19,167.

f)
On August 3, 2005, the Company engaged Montgomery Pacific Group ("MPG") to act as the Company's financial advisor for a one-year term in connection with its growth strategies, certain in-licensing activities and acquisition of certain assets. In consideration of the services, the Company agreed to pay MPG an advisory fee, consisting of an initial retainer fee and success fees subject to the successful closing of licensing transactions, acquisitions and private placements. A retainer fee of $50,000 was paid in the three-month period ended September 30, 2005.

12.	Comparative Information

Certain amounts for fiscal 2004 have been reclassified to conform with the current year's financial statement presentation.

Index

Item 2. - Management's Discussion and Analysis or Plan of Operation

OVERVIEW

Our efforts and resources have been focused primarily on acquiring and developing our technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not have any product sales until we receive approval from the Food and Drug Administration (FDA) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and debt securities, and collaboration agreements with our strategic investors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. This Quarterly Report contains statements accompanied by such phrases as "believe", "estimate", "expect", "anticipate", "will", "intend" and other similar expressions, that are forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

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

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 are unavailable to issuers of "penny stock". Our shares are considered a penny stock and, as a result, the safe harbors are not be available to us.

CRITICAL ACCOUNTING POLICIES

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

Index

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

Recently Issued Accounting Standards

For a discussion of recent significant accounting pronouncements applicable to us, see Note 2 of the Notes to Consolidated Condensed Financial Statements.

Going Concern

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our year end financial statements, which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. For the foreseeable future, we will have to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Although we completed convertible debt and equity financing transactions during the nine months ended September 30, 2005 that raised approximately $13.5 million, and may pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

RESULTS OF OPERATIONS

Comparison of Three Months and Nine Months Ended September 30, 2005 and 2004

Total Revenues

For the three-month and nine-month periods ended September 30, 2005, we recorded revenue of $76,292 and $150,561, respectively, including $18,750 and $56,250 from the recognition of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder. We recorded $57,542 and $94,311 of interest and other income from the investment of our cash and cash equivalents and other short-term investments for the three-month and nine-month periods ended September 30, 2005, respectively, compared to $22,403 and $51,255 for the same periods in 2004. The increase of $35,139 and $43,056 in revenues, or 85.4% and 40.1%, was primarily due to an increase in interest income in the three-month and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004 as a result of higher cash and cash equivalent balances from our financing activities during the 2005 periods.

Index

General and Administrative Expenses

General and administrative expenses increased $296,558 and $1,080,010, or 76.8% and 135.1%, from $386,231 and $799,610 for the three-month and nine-month periods ended September 30, 2004 to $682,789 and $1,879,620, respectively, for the same periods ended September 30, 2005. The increase was due primarily to professional fees and expenses incurred in connection with our reverse merger transaction completed on May 13, 2005, including legal and accounting fees and expenses, and increased compliance costs associated with being a public company.

Research and Development Expenses

Research and development expenses decreased $433,890 and $748,996, or 70.1% and 50.3%, from $619,224 and $1,489,767 for the three-month and nine-month periods ended September 30, 2004 to $185,334 and $740,771 for the same periods ended September 30, 2005. The decrease was due primarily to the fact that the clinical trials of RX-0201, one of our drug candidates, have been ongoing without additional payment during the nine-month period ended September 30, 2005. From the fourth quarter of 2005, we expect that research and development expenses will increase as our drug candidates move into the clinical trials phases of development.

Stock Option Compensation Expenses

In 2003 our board of directors adopted and our shareholders approved the Rexahn Stock Option Plan. Under the plan, we incurred compensation expenses of $238,118 and $465,427 for the three-month and nine-month periods ended September 30, 2005, compared to compensation expenses of $88,771 and $251,159 for options issued to employees and non-employees for the same periods ended September 30, 2004.

Patent Fees

Our patent fees increased $52,039 from $0 and $97,733, or 1002%, from $9,748 for the three-month and nine-month periods ended September 30, 2004, to $52,039 and $107,481, respectively, for the same periods ended September 30, 2005. The increase was due primarily to an increase in the number of patent filings made during the nine-month period ended September 30, 2005 compared to the same period ended September 30, 2004.

Depreciation

Depreciation expense increased $20,544 and $30,286, or 215.6% and 92.3%, from $9,530 and $32,821 for the three-month and nine-month periods ended September 30, 2004 to $30,074 and $63,107 for same periods ended September 30, 2005. The increase was due primarily to a move to a new facility in July 2004 and the related purchase of new laboratory equipment.

Interest Expense

Interest expense increased $57,815 and $134,034, or 2900% and 4478%, from $1,993 and $2,993 for the three-month and nine-month periods ended September 30, 2004 to $59,808 and $137,027 for same periods ended September 30, 2005. The increase was due primarily to interest payable on the convertible notes issued in February 2005.

As a result of the above, the net loss for the three-month and nine-month periods ended September 30, 2005 was $1,171,870 or $0.03 per share, and $3,242,872 or $0.08 per share, respectively, compared to a net loss of $1,064,596 or $0.03 per share, and $2,478,593 or $0.06 per share, respectively, for the same periods ended September 30, 2004.

Index

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

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage by each program. Each of our lead drug candidates is in various stages of completion as described below. As we expand our clinical studies, we will enter into additional development agreements. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced drug candidate, RX-0201, is uncertain, and because RX-0047, RX-0183, RX-3117 and RX-10100 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates. If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

RX-0201

RX-0201 is currently our leading drug candidate and has been in a Phase I clinical trial at Georgetown University's Lombardi Cancer Center since September 2004. The costs incurred for the clinical trial to date have been approximately $750,000. As the main purpose of this clinical trial is to establish the safety of RX-0201, the parameters that determine the completion of this project are a direct function of the safety profile of this compound in humans. As this is the first time that RX-0201 has been administered to humans, the safety profile in humans is unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints are met is an estimate. If more doses are required than estimated, completion of the Phase I clinical trials may be delayed. Therefore, the costs, timing and efforts necessary to complete this program also are estimates. We currently estimate that the completion of the Phase I clinical trial will require approximately $300,000 and this Phase I clinical trial is anticipated to be completed in 2006.

RX-0047, RX-0183 and RX-3117

RX-0047, RX-0183 and RX-3117 are all in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug (IND) application to the FDA. The costs incurred for development of these compounds to date has been approximately $500,000 for RX-0047, $450,000 for RX-0183 and $350,000 for RX-3117. The estimated cost to complete each toxicology study is estimated to be approximately $650,000 per compound for a total of $1,950,000. These compounds will be entered into these toxicology trials in 2006.

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

Index

RX-10100

RX-10100 is in early pre-IND stages of development and the next scheduled event is the synthesis and testing of novel formulations for pre-clinical and clinical evaluations. We currently estimate that these studies will require approximately $100,000 and $500,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2,637,479 for the nine-month period ended September 30, 2005 compared to cash used in operating activities of $2,304,574 for the same period ended September 30, 2004. The operating cash flows during the nine-month period ended September 30, 2005 reflect our loss from continuing operations of $3,242,872, offset by non-cash charges of $472,284 and a net increase in cash components of working capital of $133,109. Non-cash charges consist of depreciation of $63,107, stock option compensation expense of $465,427 and deferred revenue of $56,250. The increase in working capital primarily consists of a $148,354 increase in accounts payable. Fiscal 2004 operating cash flows reflect our loss from continuing operations of $3,273,442, offset by non-cash charges of $208,559 and a net increase in cash components of working capital of $184,258. Non-cash charges consist of depreciation of $52,789, stock option compensation expense of $230,770 and deferred revenue of $75,000. The increase in working capital primarily consists of $189,486 increase in accounts payable and $5,228 decrease in prepaid expenses and other.

Cash used in investing activities of $7,428,150 during the nine-month period ended September 30, 2005 reflects $7,383,033 for the purchase of short-term investments and $45,117 of capital expenditures for the purchase of equipment. Cash provided by investing activities of $1,878,713 during the nine-month period ended September 30, 2004 reflects a capital expenditure of $121,287 for the purchase of equipment and $2,000,000 proceeds from the sale of short-term investments. Cash provided by financing activities of $13,361,415 during the nine-month period ended September 30, 2005 reflects proceeds from the issuance of common stock and long-term debt in financing transactions of $8,349,982 and $5,150,000, respectively, and principal payments on long-term debt of $138,567. Cash provided by financing activities of $140,000 during the nine-month period ended September 30, 2004 consisted of proceeds from a bank loan.

For the nine-month period and the years ended September 30, 2005, December 31, 2004 and 2003, we experienced net losses of $3,242,872, $3,273,442 and $2,775,075, respectively. Our accumulated deficit as of September 30, 2005, and December 31, 2004 and 2003 was $11,097,655, $7,854,783 and $4,581,341, respectively. Our independent auditors have included an explanatory paragraph in their audit opinion issued in connection with our year end financial statements which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern.

We have financed our operations since inception primarily through equity and convertible debt financings. During the nine-month period ended September 30, 2005, we had a net increase in cash and cash equivalents of $3,295,786. This increase primarily resulted from $5,150,000 and $8,349,982 proceeds from the issuance of convertible debt and common stock, respectively. Total cash resources as of September 30, 2005 were $4,311,765 compared to $1,730,231 as of September 30, 2004.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.

Index

Contractual Obligations

In April 2004, we entered into an office lease for a period of five years, commencing on July 1, 2004 and ending on June 30, 2009. The minimum rent increases at the end of each lease year by 3% of the rent amount that is then currently being paid. Minimum annual lease payments for the 2005 to 2009 years are as follows: $203,761; $209,874; $216,170; $222,655; and $112,972.

On September 1, 2003 we entered into an agreement for The University of Texas to perform research on our behalf with respect to RX-0201 and RX-0047. On June 1, 2004 we extended the agreement to be carried out through February 28, 2005. As consideration for the services we paid a total of $78,069, of which $14,356 was paid during the first quarter of 2005.

On September 24, 2003 we entered into an agreement with Amarex, LLC to obtain services to assist in the product development of RX-0201 during clinical trials. The cost of these services is based on estimated hours to complete the study and is $239,337. 25% was due upon execution of the contract and the remaining amount is due in four equal payments every 5 months with the final payment due upon acceptance of the clinical study report. At December 31, 2004, we had paid a total of $194,461 with the balance of $44,876 due upon acceptance of the clinical study report. On November 19, 2004 we amended our September 2003 agreement with Amarex, LLC providing for additional services to be performed that were not included in the original agreement. The total cost of these services is $67,011, of which $16,753 was paid upon execution of the agreement in 2004, $25,129 is due during 2005, $12,565 is due in January 2006 and $12,565 is due upon acceptance of the final clinical study report. We paid Amarex, LLC $28,110 during the three months ended September 30, 2005.

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated costs of the program is $223,126, based on the fees and the enrollment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. During the first nine months in 2005 and the 2004 fiscal year, we paid $0 and $17,426, respectively, towards the cost of this program. In addition, we extended a research agreement, initially entered on January 1, 2004, until December 31, 2005 with Georgetown University. For the nine-month period ended September 30, 2005, we paid $60,000 as consideration for the extension.

On August 17, 2004 we entered into an agreement for Formatech, Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total cost of these services is $46,700, of which $22,900 was paid in 2004, $5,200 was paid during the three months ended September 30, 2005, $5,200 is due during the fourth quarter of 2005, $5,200 is due during 2006 and $8,200 is due during 2007.

On June 1, 2005, we signed a one year research project with the Korea Research Institute of Chemical Technology ("KRICT") relating to the development of a synthetic process for the lead compound of the quinoxalines acting on human cancer cells. In accordance with the agreement, we will pay KRICT a total sum of $100,000 of which $50,000 was paid in the three-month period ended September 30, 2005. The remaining $50,000 is due on or about October 30, 2005.

On August 1, 2005, we signed a one year contract with the University of Massachusetts Medical School ("UMASS") to test proprietary drugs in pre-clinical behavioral assays of anxiety and cognition. We agreed to provide UMASS with a grant of $76,666, which includes the full direct and indirect costs of the pre-clinical study, payable in four equal quarterly installments of $19,167. In the three-month period ended September 30, 2005, we made one quarterly payment of $19,167.

On August 3, 2005, we engaged Montgomery Pacific Group ("MPG") to act as our financial advisor for a one- year term in connection with our growth strategies, certain in licensing activities and acquisition of certain assets. In consideration of the services, we agreed to pay MPG an advisory fee, consisting of an initial retainer fee and success fees subject to the successful closing of licensing transactions, acquisitions and private placements. A retainer fee of $50,000 was paid in the three-month period ended September 30, 2005.

Index

Although we currently believe that our cash and cash equivalents will be sufficient to meet our minimum planned operating needs for the next 12 months, including the amounts payable under the contractual commitments described above, as our drug candidates move into the clinical trials phase of development, we expect to enter into additional agreements of the same type, which may require additional contractual commitments. These additional commitments may have a negative impact on our future cash flows.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Over the next 24 months we expect to spend approximately $5 million on clinical development for Phase I and Phase II clinical trials of RX-0201 (including our commitments described under "− Contractual Obligations"), $3 million on pre-clinical studies and Phase I clinical trials for RX-0047, pre-clinical studies and Phase I clinical trials for RX-10100 and in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-0183, $3 million on general corporate expenses, and $500,000 on facilities rent. Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next 24 months, which would entail focusing our resources on Phase I and Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase I clinical trials for RX-0183, RX-0047 and RX-10100. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for RX-3117 and other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next 24 months, could aggregate $20 million through the second quarter of 2007.

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

Index

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CERTAIN BUSINESS RISKS

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Over the next 24 months we expect to spend approximately $5 million on clinical development for Phase I and Phase II clinical trials of RX-0201, $3 million on pre-clinical studies and Phase I clinical trials for RX-0047, pre-clinical studies and Phase I clinical trials for RX-10100 and in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-0183, $3 million on general corporate expenses, and $500,000 on facilities rent. Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next 24 months, which would entail focusing our resources on Phase I and Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase I clinical trials for RX-0183, RX-0047 and RX-10100.

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

We have generated no revenues to date from product sales. Our accumulated deficit as of September 30, 2005, and December 31, 2004 and 2003 was $11,097,655, $7,854,783 and $4,581,341, respectively. For the nine months and the years ended September 30, 2005, December 31, 2004 and 2003, we had net losses of $3,242,872, $3,273,442 and $2,775,075, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake pre-clinical development and clinical trials for our current and new drug candidates;

Index

•	seek regulatory approvals for our drug candidates;

•	implement additional internal systems and infrastructure;

•	seek to license in additional technologies to develop; and

•	hire additional personnel.

In addition, we will continue to have an increased level of expenses associated with being a public company. We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

We are a development stage company that was founded in 2001. We have only five drug candidates. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our drug candidates. The successful commercialization of our drug candidates will require us to perform a variety of functions, including:

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

Our independent auditors' opinions on our audited year end financial statements includes a going concern qualification.

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

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Although we have obtained $13.5 million during 2005 and plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we could be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. We may also be forced to abandon development of several of the earlier stage drug candidates, which will significantly impair our ability to generate product revenues.

Index

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. In 2004, the FDA approved our Investigational New Drug (IND) application for RX-0201 and we initiated a Phase I clinical trial of RX-0201 at Lombardi Comprehensive Cancer Center of Georgetown Medical Center. Pre-clinical studies to support an IND application for each of RX-0047, RX-0183 and RX-3117 are still under development and we do not expect to commence Phase I clinical trials for these drug candidates until at least the first quarter of 2006, third quarter of 2006 and fourth quarter of 2006, respectively. We expect to commence Phase I clinical trials for RX-10100 in late 2005. We cannot predict with any certainty that we will ever receive regulatory approval to sell our drug candidates.

Index

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

Although to date, we have not experienced any significant delays in our Phase I clinical trials for RX-0201, other than a two-month delay due to delays in obtaining drug candidate samples and a delay in determining the appropriate dosing levels during the three months ended September, 30, 2005, there can be no assurance that further delays in the RX-0201 Phase I clinical trial or other future clinical trials will not occur.

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

Index

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own drug candidates. As a result, we have entered into contracts with third-party manufacturers such as Raylo Chemicals Inc., Formatech, Inc. and Avecia Biotechnology Inc. to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials. If any of our drug candidates receive FDA approval, we will rely on these or other third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers, exposes us to the following potential risks:

Index

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

•
Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the Drug Enforcement Agency, or DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards, but we may be ultimately responsible for any of their failures.

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

Index

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

Index

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

Index

If we are unable to successfully manage our growth, our business may be harmed.

In addition to our own internally developed drug candidates, we seek to review proactively opportunities to license in and advance compounds in oncology and other therapeutic areas, such as neurological diseases, that are strategic and have value creating potential to take advantage of our development know-how. We are actively pursuing additional drug candidates to acquire for development. Such additional drug candidates could significantly increase our capital requirements and place further strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates if our employees do not have the time necessary to devote to developing those drug candidates or we do not have the necessary capital resources to develop all of our drug candidates. Alternatively, we may be required to hire even more employees, further increasing the size of our organization and related expenses. If we are unable to manage our growth effectively, we may not efficiently use our resources, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

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

The loss of the technical knowledge and management and industry expertise of any of our key personnel, especially Dr. Chang H. Ahn, our Chairman and Chief Executive Officer and regulatory expert, could result in delays in product development and diversion of management resources, which could adversely affect our operating results. We do not have "key person" life insurance policies for any of our officers.

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

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to affect, the Company's financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Securities and Use of Proceeds

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Index

Item 6.	Exhibits

Exhibit Number	Description

4.1	Form of Convertible Note is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2005.

10.1	Form of Subscription Agreement is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2005.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.

/s/ Ted T.H. Jeong
Name: Ted T. H. Jeong
Title: Chief Financial Officer and Secretary
Date: November 14, 2005

Index

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Convertible Note is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2005.

10.1	Form of Subscription Agreement is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2005.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350