Form 10KSB
period 2005-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2006-03-31
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-50590

REXAHN PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9620 Medical Center Drive
Rockville, Maryland 20850
(Address of principle executive offices)

(240) 268-5300
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☒

State issuer's revenues for its most recent fiscal year:  $265,610

As of March 27, 2006, the aggregate market value of the voting common equity held by non-affiliates of the issuer was approximately $8,038,371 based on the closing trade reported on the Over-the-Counter Bulletin Board.

As of March 27, 2006, the number of shares of the issuer's common stock outstanding was:  46,415,632

Documents incorporated by reference:  None

Traditional Small Business Disclosure Format (Check one):  Yes  ☐      No  ☒

Cautionary Statement Regarding Forward-Looking Statements. This Annual Report on Form 10-KSB contains statements (including certain projections and business trends) accompanied by such phrases as "believe", "estimate", "expect", "anticipate", "will", "intend" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	our lack of profitability and the need for additional capital to operate our business;

•	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;

•	successful and timely completion of clinical trials for our drug candidates;

•	demand for and market acceptance of our drug candidates;

•	the availability of qualified third-party researchers and manufacturers for our drug development programs;

•	our ability to develop and obtain protection of our intellectual property; and

•	other risks and uncertainties, including those set forth herein under the caption "Risk Factors" and those detailed from time to time in our filings with the Securities and Exchange Commission.

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

i

REXAHN PHARMACEUTICALS, INC.

ii

Index

PART I

Item 1.  Description of Business

Any references to "we", "us", "our," the "Company" or "Rexahn" shall mean Rexahn Pharmaceuticals, Inc.

We are a clinical stage biopharmaceutical company focused on the development of therapies for the treatment of cancer and diseases of the central nervous system, or CNS. We have one drug candidate that is expected to enter a Phase II clinical trial later this year, two drug candidates entering into Phase I trials and three other drug candidates in pre-clinical development. We intend to leverage our drug-discovery technologies, scientific expertise and developmental know-how to develop and commercialize signal inhibitor cancer drugs with greater clinical benefits for patients and new drugs for the treatment of diseases of the central nervous system. We will continue to identify internally developed compounds as potential drug candidates, as well as assess compounds developed by others and, if necessary, license the rights to these compounds in order to develop and commercialize them as drugs. For a description of our pipeline drug candidates, see "Our Pipeline Drug Candidates" in this Item 1.

Our principal corporate offices are located at 9620 Medical Center Drive, Rockville, Maryland 20850 in Maryland's I-270 technology corridor. Our telephone number is (240) 268-5300.

Our current therapeutic focus in the anti-cancer area is on therapies that target signal transduction molecules of cancer cells. Signal transduction is the process of transforming external information from the cell surface to a specific internal response, such as cell growth or cell death. Signals are conveyed through tightly regulated communication networks. The signaling pathways are comprised of functionally diverse molecules, including proteins. Most, if not all, cancer disease states arise from aberrant cell communication. Recent trends in anti-cancer chemotherapy drug development involve signal transduction inhibitors that are target-specific. Our signal transduction inhibitors directly attack these signaling pathways and halt the growth of cancer cells. We believe this approach will lead to the development of more targeted and less toxic drugs than are currently available to help treat cancer and that may also have potential applications in other disease areas.

Our focus in the CNS area is on products that act on both serotonin and dopamine, which are major neurotransmitters controlling anxiety and depression. RX-10100, our lead CNS product is being positioned as a potential treatment for anxiety and depression. Its active ingredient has been in medical use for more than two decades and its safety has been well established. In animal studies, it has shown its efficacy against anxiety and depression in a far lower concentration than is currently being used in currently prescribed formulations. This background gives RX-10100 a stronger safety record than an entirely new drug candidate, alleviating some of the burden of clinical trials and future risk of side effects. While all existing anxiety and depression drugs, mostly selective seretonin reuptake inhibitors (SSRIs), have been developed to work on serotonin, RX-10100 is believed to modulate both serotonin and dopamine at the same time. This means that RX-10100 has the potential to be a more efficient treatment of both anxiety and depression, since many patients suffer from both at the same time. In addition to anxiety and depression, we are evaluating the benefits of RX-10100 for the treatment of sexual dysfunction. This potential application of RX-10100 arises from the observation that SSRIs with short half-lives have been studied for the treatment of male sexual dysfunction. Given that RX-10100 has demonstrated similar effects on serotonin release as SSRIs and with a short half-life, we believe it has high potential for efficacy in the treatment of sexual dysfunction.

Index

Company Background

Our company resulted from a merger of Corporate Road Show.Com Inc., originally a New York corporation ("CPRD"), and Rexahn, Corp, a Maryland corporation, immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CPRD as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." ("Rexahn Pharmaceuticals"), with Rexahn, Corp surviving as a wholly owned operating subsidiary of ours (the "Merger"). The Merger was effective as of May 13, 2005. On September 29, 2005, our wholly owned subsidiary, Rexahn, Corp, was merged with and into us and Rexahn, Corp's separate existence was terminated.

Rexahn, Corp was founded in March 2001 and began as a biopharmaceutical company focusing on oncology drugs. Dr. Chang Ahn, our Chairman, a former Food and Drug Administration, or FDA, reviewer, and National Cancer Institute, or NCI, research scientist, helped guide the company's initial research efforts toward signal inhibitor therapies. Our mission is to discover, develop and market innovative therapeutics that address unmet medical needs.

Industry Background

Overview

Our research and development focuses on two therapeutic areas that affect the lives of many people—cancer and diseases of the central nervous system, namely anxiety, depression and sexual dysfunction. All of these disorders can have a debilitating effect on the quality of life for patients who suffer from them.

According to the American Cancer Society's Cancer Facts & Figures 2006, cancer is the second leading cause of death among Americans and is responsible for one of every four deaths in the United States. In 2006, more than 560,000 Americans are expected to die of cancer and close to 1.4 million new cases are expected to be diagnosed. These estimates do not include non-invasive cancer or more than 1 million cases of non-melanoma skin cancer expected to be diagnosed in 2006.

The National Institute of Mental Health, or NIMH, estimates that 26.2 percent of adults, or 57.7 million people, suffer from a diagnosable mental disorder in a given year. The NIMH also reports that nearly half of those with a mental disorder suffer from two or more disorders. With this large prevalence and given many people suffer from more than one mental disorder at a given time, the burden of illness is significant and mental disorders are the leading cause of disability in the United States.

Current Cancer Treatments

Traditional cancer treatments include surgery, radiation therapy, and chemotherapy. Surgery is widely used to treat cancer, and in many cases cure cancer, provided the cancer has not metastasized. However, the complications associated with surgery are significant. Even if a cure may be achieved through surgery, the costs to the patient in terms of health and reduced quality of life often does not support the surgical option.

Radiation therapy, or radiotherapy, is the treatment of cancer and other diseases with ionizing radiation and can be highly effective for treating cancers. Ionizing radiation deposits energy that injures or destroys cells in the area being treated by damaging their genetic material, making it impossible for these cells to continue to grow. Although radiation damages both cancer cells and normal cells, the normal cells are generally able to repair themselves and function properly. In certain cancer tumor types, radiotherapy cure rates are as high as for surgery and can be used when surgery would be unable to remove the tumor completely or is deemed inappropriate.

Index

Chemotherapy destroys cancer tumor cells by interfering with various stages of the cell division process. Chemotherapy is used as a primary treatment for leukemia, other blood cancers, and inoperable or metastatic solid cancer tumors. However, many current chemotherapy drugs have limited efficacy and debilitating adverse side effects and may result in the development of multi-drug resistance.

Unmet Needs in Cancer Therapies

While surgery remains the best available treatment for long-term survival provided the cancer is still localized and radiation and chemotherapy offer more limited benefits for those whose disease is more widespread at the time of diagnosis, nonetheless, a considerable number of unmet needs remain in the treatment of cancer.

•
Long-term control of advanced tumors: For advanced cancer (particularly stage IV disease in which the cancer has spread through the body), surgery cannot eliminate the tumor and the patient becomes reliant on chemotherapy or radiation. However, current chemotherapy, in the majority of cases, fails to eliminate the tumor, tending to, at best, shrink the tumor. These limitations translate into a need for better, advanced cancer therapies offering a significant improvement in survival time or long-term chronic disease control.

•
Decreased relapse for early-stage patients: Early-stage disease can often be effectively treated with surgery and radiotherapy. While many early-stage patients will enter remission, the rate of relapse is high, as small numbers of tumor cells remain despite standard surgical and radiation therapies. Upon recurrence, the tumor is often more aggressive than the initial occurrence, and unresponsive to standard first-line therapies. The development of therapies that can maintain a patient in remission following treatment for the initial tumor, rather than permitting relapse, is a significant unmet need.

•
Less toxic therapies: Current cytotoxic drugs are associated with a high level of toxicity, due to their nonspecific mechanism of targeting all rapidly dividing cells, rather than cancer tumor cells in particular. For patients with terminal disease, the maintenance of quality of life, in addition to extending survival, is of prime importance, and such drug toxicities can often reduce quality of life more than the tumor itself.

Current CNS Treatments

The anxiety and depression markets are dominated by a few classes of products. Selective serotonin reuptake inhibitors (SSRIs) and serotonin norepinephrine reuptake inhibitors (SNRIs) are the two major classes of anti-depressants. SSRIs and benzodiazepines are the most frequently used products to treat anxiety. While many of these products help to control anxiety and depression for some patients, they have significant drawbacks that limit patient use, such as being potentially habit-forming, causing drowsiness, limitations on use with certain pre-existing medical conditions, slow onset of action, causing sexual dysfunction, insomnia and interacting with certain food or drugs. The marketing exclusivity period of many currently marketed drugs for the treatment of anxiety and depression are close to ending, resulting in fierce competition from generic drug makers. While major pharmaceutical companies are trying to extend the protection of their blockbuster drugs, they also want to develop new classes of drugs that will give another decade of exclusivity with better efficacy. RX-10100, as a dual action drug, has a potential to address the new market.

Index

RX-10100 has also shown potential in the functional therapy for male sexual dysfunction (i.e., erectile dysfunction and premature ejaculation). There are currently only three oral drugs approved on the market to treat erectile dysfunction. All three products are selective inhibitors of phosphodiesterase type 5 (PDE5). These drugs may result in numerous adverse reactions, including cardiovascular effects and death. RX-10100 is not a PDE inhibitor, but works through a brain mediated mechanism that produces release of serotonin and dopamine. There are currently no products on the market to treat premature ejaculation, although a few products are in development.

Unmet Needs in CNS Therapies

The current treatments for anxiety and depression that are offered by the SSRIs have offered significant improvement over the tricylic antidepressants and monamine oxidase inhibitors, both of which have serious side effects profiles. Nonetheless, there remain opportunities to improve treatment in regards to onset and side effects.

•
Decreased side-effect profile: Side effects associated with current SSRI anxiolytics and antidepressants include nausea, sexual dysfunction, insomnia and weight gain. The occurrence of one or more of these side effects in patients is the primary reason that patients discontinue use of these treatments.

•
Early therapeutic onset with immediate results:  Onset of therapeutic action within the first week of use has been one of the key goals for all drug discovery programs in anxiety and depression. All current medications require a few weeks for therapeutic onset.

•
Broad spectrum of activity: The vast majority of patients who suffer from anxiety also display symptoms of depression and vice versa. In the past, each disorder was treated with separate medications. Recent clinical studies have demonstrated the ability of SSRIs to address both disorders. Newer drugs should be able to address both symptoms of anxiety and depression without the unwanted side effects.

•
Treatment of sexual dysfunction: There are few options available for treatment of sexual dysfunction. While current drugs for the treatment of erectile dysfunction improve the quality of lives of many people, they also exhibit side effects. Also as of March 2006, we believe that there are no drugs approved for treatment of premature ejaculation, which is more prevalent and under-reported than erectile dysfunction.

Market Opportunity

We believe that several factors make drug development for cancer and diseases of the central nervous system attractive to large pharmaceutical companies, including:

•
Favorable Environment for Formulary Access and Reimbursement. Given the alarming death rate, the relatively poor performance of existing drugs, and the life threatening nature of cancer, decisions by medical providers and health insurance companies are more heavily focused on outcomes than product cost for cancer drugs compared to drugs from other therapeutic classes. As a result cancer drugs with proven efficacy are expected to gain rapid formulary listing and patient reimbursement, and in addition, drugs that have orphan designations are generally reimbursed by insurance companies given that there are few, if any, alternatives. Since mental disorders affect an estimated 57.7 million people in the United States, the burden of illness is significant for insurance companies as well as for employers. Given the significant cost of treating behavioral health problems, there is a favorable environment for formulary access and reimbursement for effective products that treat multiple disorders.

Index

•
Focus on Specialty Markets. Cancer patients are treated by oncologists, a group of physician specialists who are early adopters of new therapies. Marketing products to this physician group can be accomplished with a specialty sales force that requires less investment than a typical product sales force that markets to primary care physicians and general practitioners.

•
Lower Development Expenses/Shorter Development Time. Drugs for life-threatening diseases such as cancer are often treated by the Food and Drug Administration (FDA) as candidates for fast track, priority and accelerated reviews. Clinical studies for cancer require fewer patients than those for non-life threatening diseases. This results in reduced cost and shorter clinical trials. Our lead CNS product, RX-10100, is also expected to have lower development expenses as well as shorter development time given the drug has been on the market for 20 years; thus safety of the product is already established.

Our therapeutic areas focus on large markets with significant unmet needs. Business Insights' CNS Market Outlook to 2010 valued the anti-depressant market at close to $18 billion in 2004 with an annual growth rate of 3.4%. The high rate of cancer prevalence and the inadequacy of available treatments justify continued investment in new therapies. Datamonitor estimates that in 2004, drugs for the treatment of cancer represented a $40 billion market. In the United States alone, over $25 billion in cancer therapeutics are sold annually. Sales of cancer drugs are predicted to grow annually reaching $55 billion globally in 2009. Datamonitor attributes the sales growth will be driven mainly by innovative drugs, increasing the market share of innovative cancer therapy from 18% presently to 33% of total cancer sales by 2009.

Our Strategy

Our goal is to build value through a strong drug pipeline and marketed products; however, to date, we have no marketed products. To achieve these goals, our strategy has several key components:

Target Signal Transducer Molecules With Multiple Drug Candidates

We plan to expand drug candidate pipeline and introduce several new signal inhibitor drugs into clinical trials over the next five years. By identifying and characterizing the genes and proteins that control the signaling pathways and gene expression of cancer cells, we seek to develop DNA/RNA-based and small-molecule drugs to treat a broad range of diseases caused by abnormal expression or functions of those genes and proteins. In addition to developing our own signal transduction inhibitors, we will use our technology platforms to screen and identify compounds developed by other companies, either on their own or in collaboration with us, which could be effective signal transduction inhibitors for anti-cancer applications.

Establish Partnerships With Large Pharmaceutical Companies

We will seek to establish partnerships with large pharmaceutical companies in order to reduce drug development costs and to expand the disease treatment indications of the drug candidates and access to markets. We plan to market products for which we obtain regulatory approval either directly or through co-marketing arrangements or other licensing arrangements with large pharmaceutical companies. To market those drug candidates with disease treatment indications that are larger or geographically diverse, we expect to enter into licensing, distribution or partnering agreements with pharmaceutical companies that have large established sales organizations; however, to date, we have not entered into such agreements with any large pharmaceutical companies.

Index

Clinically Develop Drug Candidates as Orphan Drugs to Reduce Time-to-Market

Under the Orphan Drug Act, the FDA may expedite approval of new drugs that treat diseases affecting less than 200,000 patients each year. This category of diseases is called an "orphan indication." Incentives in the Orphan Drug Act include a faster time-to-market of the drug (with FDA approval possible after Phase II trials instead of Phase III trials) and seven years of drug marketing exclusivity for the sponsor. In addition, the FDA sometimes provides orphan research grants to aid in the costs of developing an orphan drug. Once the drug candidate has received orphan drug approval, the sponsor may conduct larger, more extensive clinical trials seeking approval for other, more widespread diseases. We plan to develop drug candidates initially for orphan category cancers in order to reduce the time-to-market for these potential products. Our drug candidates may also be effective against non-orphan category cancers, providing additional market opportunities for off-label use. This would enable us to either license these drugs for further development by major pharmaceutical companies or conduct the necessary studies to seek FDA approval for additional disease treatment indications. In the future, we may develop drug candidates for other orphan category diseases to take advantage of our expertise with the orphan drug development process.

In-License Unique Technology

We seek to keep abreast of emerging technologies and development stage drugs. We seek to proactively review opportunities to in-license and advance compounds in oncology and other therapeutic areas that are strategic and have value creating potential to take advantage of our development know-how. For example, in February 2005, we licensed the intellectual property of Revaax Pharmaceuticals LLC ("Revaax") for development as potential drug candidates for the treatment of neurological diseases. Through licensing arrangements, we seek to strengthen our pipeline of drug candidates.

Capitalize on Our Management Team's Expertise for Drug Development and Product Commercialization

Commercializing drugs requires regulatory, clinical development, and marketing skill sets that our management team possesses. Our regulatory knowledge comes from team members who have either been regulatory reviewers at the FDA or regulatory consultants who have prepared and filed regulatory documents in the U.S. and worldwide. Our management team also possesses clinical development experience in oncology and several other therapeutic areas. We believe that this knowledge and experience with the FDA drug approval process permits us to develop strategies that take advantage of the FDA's fast track policies. Where possible, our management will seek to use their experience to design and implement drug development programs that minimize the time for clinical trials, while maximizing success rates for approval of our drug candidates. Members of our management team also have prior experience in pharmaceutical product launch and marketing.

Our Pipeline Drug Candidates

Our anti-cancer therapeutic technology consists of both proprietary RNA/DNA-based signal transduction inhibitors and small molecule candidate compounds believed to be effective for treating a large number of human cancers. The following description of our pipeline drug candidates is based on pre-clinical trials and studies.

Index

RX-0201: Akt Inhibitor

Akt is a protein kinase that plays a key role in cancer progression by stimulating cell proliferation, promoting angiogenesis and inhibiting apoptosis. Akt is over-activated in a significant number of human cancers (e.g., breast, colorectal, gastric, head and neck, ovarian, pancreatic, prostate and thyroid cancers and melanoma). Over-expression of Akt mutants in many cell types also promotes cellular transformation by promoting proliferation and enhancing survival. We believe that Akt's transformation ability, as well as its ability to promote cancer cell survival, make it an attractive signal protein for our drug candidates to target in the treatment of cancer.

We have targeted regulation of Akt-1 activity as an effective way to control proliferation and survival of cancer cells. One approach to regulating Akt-1 is to use antisense oligonucleotides, or ASOs, to modify and regulate the gene that controls the expression and production of Akt-1. ASOs are chemically modified, single-strand DNA molecules designed to bind unique sequences within targeted messenger RNA, or mRNA, a specialized information-packed RNA molecule which translates the cell DNA's genetic message into production of a specific protein. By binding with the mRNA, ASOs block delivery of the genetic message, preventing translation and thereby halting disease-associated protein production.

Our RX-0201 drug candidate is an ASO that is an inhibitor of Akt-1 mRNA. RX-0201 is able to induce marked reduction in Akt-1 mRNA and protein expressions in cells from human carcinomas. RX-0201 strongly inhibits proliferation of various types of human cancer cells and growth of human tumors in mice. We believe that RX-0201 is an excellent candidate for orphan cancers, while at the same time covering a broad spectrum of human cancers. RX-0201 currently holds orphan designations by the FDA for five orphan cancers (i.e., renal cell carcinoma, pancreatic cancer, stomach cancer, brain cancer and ovarian cancer).

Phase I clinical trials of RX-0201 have been ongoing at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center in Washington, D.C. since September 2004 and at the University of Alabama at Birmingham since August 2005. The Phase I clinical trial of RX-0201 will characterize the safety and pharmacokinetics profile, determine dose levels and describe any anti-tumor activity observed. We currently estimate that the Phase I clinical trial will be completed in the second quarter of 2006; however, completion of the Phase I clinical trial will depend on the number of subject test doses required to determine the maximum tolerated dose. If more doses are needed than we originally estimated, then the completion of the Phase I clinical trial may be delayed. The clinical trial will involve up to 40 participants.

RX-0047: HIF Transcription Factor Inhibitor

Tumors cannot grow without blood vessels that supply cancer cells with oxygen and nutrients. HIF-1 transcription factor is a major regulating mechanism of cancer cell growth, invasion and angiogenesis. HIF is over-activated in a broad range of human cancers, such as brain, breast, cervix, colon, kidney, liver, lung, ovarian, pancreatic, prostate, skin and stomach cancers. HIF-1 alpha over-expression is associated with cell proliferation and disease progression, as well as resistance to radiation therapy. As a result, we believe that HIF-1 alpha is a potentially important signal transduction mechanism for our drug candidates to target in the treatment of cancer.

Our RX-0047 drug candidate is an ASO that is an extremely potent inhibitor of HIF-1 alpha. RX-0047 directly inhibits HIF-1 alpha by reducing expressions of its mRNA and protein, resulting in the arrest of tumor growth and tumor metastasis, while reversing radiation resistance and inducing apoptosis. RX-0047 also inhibits proliferation of various types of human cancer cells. While it will be developed initially as an orphan drug, RX-0047 may also be developed to target a broad spectrum of human cancers, which will significantly expand its potential market.

Index

RX-0047 is in the pre-clinical development stage and a pre-clinical toxicology study is planned in the third quarter of 2006. Phase I clinical trials of RX-0047 are expected to begin in 2007.

RX-5902: G2/M-Specific Cell Cycle Inhibitor

RX-5902, a piperazine analogue, is a G2/M-specific cell cycle inhibitor. In preclinical studies, it strongly induced apoptosis (cell death) and inhibited proliferation of various human cancer cells at nanomolar concentrations. We expect RX-5902 to enter pre-clinical toxicology studies in the third quarter of 2006 and enter into Phase I clinical trials in late 2006 or early 2007. RX-5902 may be developed both in intravenous and oral forms.

RX-10100: Dual Action Anti-anxiety and Antidepression Agent.

RX-10100 acts on the paths of serotonin and dopamine, which are major neurotransmitters controlling anxiety and depression. RX-10100 is expected to be superior to current SSRIs in efficacy and adverse reactions. As a repositioned product originally used in an adjunct of antibiotics, RX-10100 has established its safety in more than two decades of use. The proven safety of RX-10100 is key to our strategy for the development of this drug compound as a potential drug candidate for the treatment of anxiety and depression. It is also expected to treat male sexual dysfunction such as erectile dysfunction and premature ejaculation. We are preparing to initiate a Phase I clinical trial of RX-10100 during 2006.

Nucleic Acid Analogs as Antimetabolites and Quinazoline Analogs as AP-1/Akt Inhibitors

Nucleic acid analogs, such as RX-3117, and quinazoline analogs, such as RX-0183 and RX-1792, are still in pre-clinical development, but development of these candidates has been delayed due to our focus on development of our other drug candidates that address unmet medical needs within the oncology and CNS markets.

Competition

Our principal drug candidates under development are expected to address unmet medical needs within the oncology and CNS markets. For many of these disease treatment indications, our drug candidates will be competing with products and therapies either currently existing or expected to be developed. Competition among these products will be based, among other things, on product efficacy, safety, and reliability, price and patent position. An important factor will be the timing of market introduction of our or competitive products. Accordingly, the relative speed with which we can bring drug candidates to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

There are a number of pharmaceutical and biotechnology companies both privately and publicly held that are conducting research and development activities on technologies and products for treatment of cancers and diseases of the central nervous system. We cannot assure you that our competitors will not succeed in developing products based on technology which is similar to ours, or other novel technologies that are more effective than any which are being developed by us or which would render our technology and products obsolete and noncompetitive prior to recovery by us of the research, development and commercialization expenses incurred with respect to those products.

Index

Our competitors engaged in developing treatments for cancer and CNS include major pharmaceutical, specialized biotechnology firms, and academic and other research institutions. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we can.

As we expand our drug development programs to include diseases other than cancer and CNS, we will also face competition from pharmaceutical and biotechnology companies conducting research and development activities on technologies and products for treatment of those other diseases, increasing both the number and the types of competitors we face. For many of the same reasons described above with respect to our competitors in the oncology market, we cannot assure you that we will compete successfully against these additional competitors.

Government Regulation

Regulation by governmental authorities in the United States and in other countries constitutes a significant consideration in our product development, manufacturing and marketing strategies. We expect that all of our drug candidates will require regulatory approval by appropriate governmental agencies prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing, as well as to other approval processes by the FDA and by similar health authorities in foreign countries. U.S. federal regulations control the ongoing safety, manufacture, storage, labeling, record keeping, and marketing of all biopharmaceutical products intended for therapeutic purposes. We believe that we are in compliance in all material respects with currently applicable rules and regulations.

Obtaining governmental approvals and maintaining ongoing compliance with federal regulations is expected to require the expenditure of significant financial and human resources not currently at our disposal. We plan to fulfill our short-term needs through consulting agreements and joint ventures with academic or corporate partners while building our own internal infrastructure for long-term corporate growth.

The process by which biopharmaceutical compounds for therapeutic use are approved for commercialization in the United States is lengthy. Many other countries have instituted equally difficult approval processes. In the United States, regulations published by the FDA require that the person or entity sponsoring and/or conducting a clinical study for the purpose of investigating a potential biological drug product's safety and effectiveness submit an IND application to the FDA. These investigative studies are required for any drug product for which the product manufacturer intends to pursue licensing for marketing the product in interstate commerce. If the FDA does not object to the IND application, clinical testing of the compound may begin in humans after a 30-day review period. Clinical evaluations typically are performed in three phases.

In Phase I, the drug is administered to a small number of healthy human subjects or patients to confirm its safety and to develop detailed profiles of its pharmacological and pharmacokinetic actions (i.e., absorption, metabolism, excretion, duration of therapeutic concentration and effects, if any).

In Phase II, the drug is administered to groups of patients (up to a total of 500) to determine its efficacy against the targeted disease and the requisite dose and dose intervals. In a typical development program, additional animal toxicology studies precede this phase. Some Phase I clinical studies may also proceed in parallel with some Phase II studies.

Index

In Phase III, the drug is administered to a larger group of patients (usually 1000 to 3000) by practicing expert physicians in a network of participating clinics and hospitals. The extensive clinical testing is intended to confirm Phase II results and to document the nature and incidence of adverse reactions. Studies also are performed in patients with concomitant diseases and medications. Phase III is intended to model more closely the real world in which the drug will be used. Two multiclinical trials typically constitute Phase III evaluations. Although larger numbers of patients are evaluated in Phase III at more clinical study sites, many of these are done in parallel and therefore Phase III may not require a longer time than Phase II.

After completing the IND clinical studies, the product developer submits the safety and effectiveness data generated by the studies to the FDA in the form of a New Drug Application (NDA) to market the product. It is the legal responsibility of the FDA to review the proposed product labeling, the pre-clinical (animal and laboratory) data, the clinical data, as well as the facilities utilized and the methodologies employed in the manufacture of the product which have been submitted to the agency to determine whether the product is safe and effective for its intended use.

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment in clinical disease treatment indications other than those for which the product was initially tested. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's effects. Side effects resulting from the use of drug products may prevent or limit the further marketing of the products.

For marketing outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Certain drugs are eligible in the United States for designation by the FDA as "orphan" drugs if their use is intended to treat a disease that affect less than 200,000 persons in the U.S. or the disease affects more than 200,000 persons in the United States but there is no reasonable expectation that the cost of developing and marketing a drug will be recovered from the U.S. sales of such drug. In order for a sponsor to obtain orphan designation for a drug product, an application must be submitted for approval to the FDA's Office of Orphan Products Development. The approval of an application for orphan designation is based upon the information submitted by the sponsor. A drug that has obtained orphan designation is said to have "orphan status". Each designation request must stand on its own merit. Sponsors requesting designation of the same drug for the same disease treatment indication as a previously designated product must submit their own data in support of their designation request. The approval of an orphan designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies.

If a sponsor obtains orphan drug designation for a particular compound and is the first to obtain FDA regulatory approval of that compound, then that sponsor is granted marketing exclusivity for a period of seven years. As a result, orphan drug designation blocks all other competitors from marketing the same drug for the approved use for seven years.

Index

Research and Development

Our research and development has focused on signal transduction inhibitors, which are drugs that target the communication system of cancer cells, and products affecting the central nervous system that act on the paths of serotonin and dopamine, major neurotransmitters controlling anxiety and depression as well as potentially affecting sexual dysfunction. Our drug discovery program in the cancer area focuses on key cellular signaling proteins involved in receiving and promoting growth and survival information, enhancing gene activity, controlling cell division, and inducing angiogenesis. Our integrated technology platforms serve to maximize efficiency in discovering and validating signaling targets while simultaneously screening and identifying lead tumor-targeted compounds. For a discussion of collaboration arrangements pursuant to which we obtain research and development services from universities, research institutions and other organizations, see "Collaboration Agreements" and "Certain Relationships and Related Transactions" in Item 12 of this Annual Report.

Manufacturing

We do not currently have the resources required for commercial manufacturing of our drug candidates. We currently outsource the manufacturing of drug substances and drug products for our drug candidates. We have no current plans to build internal manufacturing capacity for any product. Manufacturing will be accomplished through outsourcing or through partnerships with large pharmaceutical companies.

Intellectual Property

Proprietary protection for our drug candidates, processes and know-how is important to our business. We plan to aggressively prosecute and defend our patents and proprietary technology. Our policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. See "Collaboration Arrangements" and "Certain Relationships and Related Transactions" in Item 12 of this Annual Report for a description of the intellectual property rights we have or share in connection with our collaborative research and development relationships with universities, research institutions and other organizations.

Collaboration and License Arrangements

We have numerous collaborative research and development relationships with universities, research institutions and other organizations. Also see the discussion in "Certain Relationships and Related Transactions" in Item 12 of this Annual Report. A brief description of some of these relationships is below:

The University of Maryland("UMD"). On March 15, 2005, we entered into a Maryland Industrial Partnership agreement with the Biotechnology Institute of UMD to collaborate with and sponsor UMD's research in the area of ligand screening for novel anticancer therapeutics. Intellectual property made or developed under this agreement is jointly owned by us and UMD.

Ewha Womans University ("Ewha"). On March 1, 2004, we entered into an agreement with Ewha to collaborate with and sponsor Ewha's research in the area of carbocyclic nucleoside, which relates to our anticancer drug discovery efforts. Intellectual property made or developed in the course of this agreement is or will be owned by us.

Georgetown University. We entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. Under the terms of this agreement, Georgetown University must provide us with case reports no later than 30 days after the termination date of this agreement or the date upon which we reasonably request delivery of such case reports.

Index

Korea Research Institute of Chemical Technology ("KRICT"). On June 1, 2005, we entered into a joint research agreement with KRICT with respect to research regarding protein kinases in human cancer diseases. Intellectual property made or developed under this agreement is jointly owned by us and KRICT.

The University of Alabama at Birmingham. On August 30, 2005, we entered into an agreement for the University of Alabama at Birmingham to carry out Phase I clinical trials of RX-0201. The agreement term expires on February 15, 2007.

University of Massachusetts. On August 1, 2005, we entered into an agreement with the University of Massachusetts Medical School ("UMass") to test proprietary drugs in pre-clinical behavioral assays of anxiety and cognition. The agreement term expires on August 1, 2006.

Revaax Pharmaceuticals LLC ("Revaax"). On February 10, 2005, we licensed on an exclusive basis, with the right to sublicense, all of the intellectual property of Revaax, which includes five patents and 14 patent applications, with respect to certain chemical structures that have demonstrated in pre-clinical research the potential to treat certain behavioral disorders, such as anxiety, depression and cognitive disorders. This agreement expires upon the expiration of the royalty term for all licensed products in all countries, which is no earlier than August 2020 and could extend to August 2024. This agreement provides for an initial license fee and milestone payments based on the initiation of pivotal trials for disease treatment indication for licensed products. Furthermore, we will pay Revaax a specified fee for each licensed product under the agreement upon receipt of marketing approval for the licensed product. Notwithstanding the milestone payment arrangement described above, we are not obligated to make any milestone payment with respect to milestone events for which we receive sublicense revenues and are obligated to pay Revaax a percentage of such sublicense revenues, as well royalties for sales of licensed products based on net sales of the licensed products. For a more detailed description, please refer to the agreement, which is filed as an Exhibit to this Annual Report.

Formatech, Inc. ("Formatech"). On August 17, 2004 we entered into an agreement with Formatech to monitor and perform stability studies on our drug candidate, RX-0201.

Employees

We currently have 18 employees, all of whom are based at our Rockville, Maryland office. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relationships with our employees are satisfactory.

Index

RISK FACTORS

You should carefully consider the risks described below together with the other information included in this Annual Report on Form 10-KSB. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Over the next year we expect to spend approximately $3 million on clinical development for Phase II clinical trials of RX-0201 and Phase I clinical trials for RX-5902 and RX-10100. Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next year, including the clinical trials of RX-0201, RX-10100 and RX-5902.

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for RX-0047 and other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next year, could aggregate $20 million through the second quarter of 2007.

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

We have generated no revenues to date from product sales. Our accumulated deficit as of December 31, 2005 and 2004 was $14,204,323 and $7,854,783, respectively. For the years ended December 31, 2005 and 2004, we had net losses of $6,349,540 and $3,273,442, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

Index

•	continued pre-clinical development and clinical trials for our current and new drug candidates;

•	efforts to seek regulatory approvals for our drug candidates;

•	implementing additional internal systems and infrastructure;

•	licensing in additional technologies to develop; and

•	hiring additional personnel.

We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve profitability.

We have a limited operating history.

We are a development-stage company with four drug candidates. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our drug candidates. The successful commercialization of our drug candidates will require us to perform a variety of functions, including, but not limited to:

•	conducting pre-clinical and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

To date, our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, pre-clinical trials and clinical trials of our principal drug candidates. These operations provide a limited basis for assessment of our ability to commercialize drug candidates.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates.

We will need FDA approval to commercialize our drug candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of our drug candidates, we must submit to the FDA a New Drug Application ("NDA") demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Two of our four drug candidates, RX-0201 and RX-0047, are ASO compounds. To date, the FDA has not approved any NDAs for any ASO compounds. In addition, both RX-0201 and RX-0047 are of a drug class (Akt inhibitor, in the case of RX-0201, and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date. After the clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

Index

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. In 2006, we expect to have one oncology drug candidate entering Phase II clinical trials, one neuroscience drug candidate entering Phase I clinical trials and one oncology drug candidate in Phase I clinical trials.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our current drug candidates will take at least three years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including, but not limited to:

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

In addition, we or the FDA may suspend clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

Index

If the results of our clinical trials fail to support our drug candidate claims, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

Even if our clinical trials are completed as planned, we cannot be certain that our results will support our drug candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, delay our ability to commercialize our drug candidates and generate product revenues. In addition, our trial designs may involve a small patient population. Because of the small sample size, the results of early clinical trials may not be indicative of future results.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves our drug candidates, physicians and patients may not accept and use them. Future acceptance and use of our products will depend upon a number of factors including:

•	awareness of the drug's availability and benefits;

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	pharmacological benefit and cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers;

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	the price at which we sell our products.

Because we expect sales of our current drug candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Much of our drug development program depends upon third-party researchers, and the results of our clinical trials and such research activities are, to a limited extent, beyond our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials. For example, the Phase I clinical trials of RX-0201 are being conducted at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center with the assistance of Amarex, LLC, a pharmaceutical clinical research service provider who will be responsible for creating the reports that will be submitted to the FDA. We also relied on TherImmune Research Corporation (currently Gene Logic Laboratories, Inc.), a discovery and pre-clinical service provider, to summarize RX-0201's pre-clinical data. While we make every effort internally to oversee their work, these collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Index

We rely exclusively on third parties to formulate and manufacture our drug candidates, which expose us to a number of risks that may delay development, regulatory approval and commercialization of our products or result in higher product costs.

We have no experience in drug formulation or manufacturing. Internally, we lack the resources and expertise to formulate or manufacture our own drug candidates. Therefore, we rely on third party expertise to support us in this area. For example, we have entered into contracts with third-party manufacturers such as Raylo Chemicals Inc., Formatech, Inc. and Avecia Biotechnology Inc. to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials. If any of our drug candidates receive FDA approval, we will rely on these or other third-party contractors to manufacture our drugs. Our reliance on third-party manufacturers exposes us to the following potential risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs.

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

Each of these risks could delay our clinical trials, drug approval and commercialization and potentially result in higher costs and/or reduced revenues.

Index

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. While we intend to have a role in the commercialization of our products, we do not anticipate having the resources in the foreseeable future to globally develop sales and marketing capabilities for all of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships with other companies having sales, marketing and distribution capabilities, the collaborator's strategic interest in the products under development and such collaborator's ability to successfully market and sell any such products. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. We cannot assure you that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of its agreements with such third parties, which cannot be predicted at this early stage of our development. We cannot assure you that such efforts will be successful. In addition, we cannot assure you that we will be able to market and sell our products in the United States or overseas.

Developments by competitors may render our products or technologies obsolete or non-competitive.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations, such as Antigenics Inc., Genta Incorporated, Imclone Systems Incorporated, Human Genome Sciences, Inc., Kosan Biosciences Incorporated and Medimmune, Inc. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as more experience in:

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

Index

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and PCT patent applications for anti-Akt compounds, including RX-0201, anti-HIF compounds, including RX-0047. We have also filed three U.S. provisional patent applications for new anti-cancer quinazoline compounds, new anti-cancer nucleoside products and a drug target, cenexin, a polo-box binding protein. In December 2004, we also filed two Korean patent applications for new anti-cancer piperazine compounds. Through our licensing agreement with Revaax, we hold exclusive rights to five patents and 14 patent applications, with respect to certain chemical structures related to antibiotics, but without antibiotic efficacy.

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all employees to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products and be forced to pay damages and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

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

Index

Although to date, we have not received any claims of infringement by any third parties, as our drug candidates move into clinical trials and commercialization, our public profile and that of our drug candidates may be raised and generate such claims.

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

In addition to our own internally developed drug candidates, we proactively seek opportunities to license in and advance compounds in oncology and other therapeutic areas that are strategic and have value creating potential to take advantage of our development know-how. We are actively pursuing additional drug candidates to acquire for development. Such additional drug candidates could significantly increase our capital requirements and place further strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates. Alternatively, we may be required to hire more employees, further increasing the size of our organization and related expenses. If we are unable to manage our growth effectively, we may not efficiently use our resources, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

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

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. Although we currently carry clinical trial insurance and product liability insurance, we, or any collaborators, may not be able to maintain such insurance at a reasonable cost. Even if our agreements with any future collaborators entitles us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Index

An investment in shares of our common stock is very speculative and involves a very high degree of risk.

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments. Our accumulated deficit as of December 31, 2005 and 2004 was $14,204,323 and $7,854,783, respectively. For the years ended December 31, 2005 and 2004, we had net losses of $6,349,540 and $3,273,442, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors' results of operations;

•	changes in earnings estimates or recommendations by securities analysts; and

•	developments in the biotechnology industry.

Further, the stock market, in general, and the market for biotechnology companies, in particular, have experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of our common stock is low. We have not paid, and do not expect to pay, any cash dividends because we anticipate that any earnings generated from future operations will be used to finance our operations and as a result, you will not realize any income from an investment in our common stock until and unless you sell your shares at a profit.

Some or all of the "restricted" shares of our common stock issued in the Merger or held by other stockholders may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1 percent of the outstanding shares (approximately 464,156 shares) during a three month period. Any of the restricted shares may be freely sold by a non-affiliate after they have been held two years.

Index

Trading of our common stock is limited.

Trading of our common stock is currently conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or "OTC-BB." The liquidity of our securities has been limited, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us.

These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Currently, there are approximately 110 holders of record of our common stock.

Because our common stock may be a "penny stock," it may be more difficult for you to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a "penny stock" if, among other things, the stock price is below $5.00 per share, we are not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market, or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold in violation of the penny stock rules, purchasers may be able to cancel their purchase and get their money back. If applicable, the penny stock rules may make it difficult for investors to sell their shares of our stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, purchasers may not always be able to resell shares of our common stock publicly at times and prices that they feel are appropriate.

Item 2.  Description of Property.

We lease approximately 8,030 square feet of laboratory and office space in Rockville, Maryland. The facility is equipped with the requisite laboratory services required to conduct our business and we believe that our existing facilities are adequate to meet our needs for the foreseeable future. Our lease expires on June 30, 2009. We do not own any real property.

Item 3.  Legal Proceedings.

We are not subject to any pending legal proceedings, nor are we aware of any threatened claim against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Index

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of March 27, 2006, we are authorized to issue two classes of capital stock, which are common stock and preferred stock. Our total authorized shares of common stock and preferred stock are 500,000,000 shares, par value $0.0001 per share, and 100,000,000 shares, par value $0.0001, respectively. As of March 27, 2006, we have 46,415,632 shares of common stock outstanding and approximately 110 stockholders of record of common stock. As of March 27, 2006, no shares of preferred stock are outstanding.

Our common stock is traded on the Over the Counter Bulletin Board (the "OTC-BB") under the ticker symbol "RXHN." Prior to May 13, 2005, the Company common stock was traded on the OTC-BB under the ticker symbol "CPRD" since November 2004. The reported high and low bid and asked prices for the Company common stock are shown below for the periods from November 30, 2004 through December 31, 2005. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions.

Period	High[1]	Low[1]
Fourth Quarter Fiscal 2004[2]	$0.38	$0.04
First Quarter Fiscal 2005	$0.15	$0.02
Second Quarter Fiscal 2005[3]	$4.00	$0.30
Third Quarter Fiscal 2005	$4.60	$2.50
Fourth Quarter Fiscal 2005	$3.25	$1.50
________________________
1 Reflects adjustments made in accordance with a 1-for-100 reverse stock split in May 2005.
2 From November 30, 2004.
3 The merger of Corporate Road Show.Com Inc. and Rexahn, Corp occurred on May 13, 2005.

Dividends

We have not paid any cash dividends on common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from future operations will be used to finance our operations. No restrictions exist upon our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2005, about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans.

Index

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders

Rexahn stock option plan	5,770,000	$0.84	1,182,500

CPRD stock option plan	──	──	10,000

Equity compensation plans not approved by stockholders	──	──	──

Total	5,770,000	$0.84	1,192,500

Recent Sales of Unregistered Securities

In connection with the Merger described under Item 1 of this Annual Report, we issued an aggregate of 38,140,830 shares of common stock to the former shareholders of Rexahn, Corp. The common stock issued in the Merger was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act, Regulation D under the Securities Act and/or Regulation S under the Securities Act. These shares of common stock are deemed "restricted securities" and bear an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration. We did not receive any cash proceeds from the issuance of these securities.

Following the Merger, we issued 500,000 "restricted" shares of common stock to Frank Ferraro, the CPRD's sole director and officer, pursuant to a Settlement Agreement. The issuance of shares of common stock to Mr. Ferraro did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof. We did not receive any cash proceeds from the issuance of these securities.

On August 8, 2005, we completed a private placement of 4,175,000 shares of common stock, $.0001 par value per share, at $2.00 per share for aggregate gross proceeds of $8.35 million pursuant to the Subscription Agreements dated August 8, 2005. The offers and sales occurred outside the United States to persons other than U.S. persons in offshore transactions meeting the requirements of Regulation S under the Securities Act. After payment of certain expenses by us, we received approximately $8.31 million in net proceeds upon closing of the private placement of the common stock. The proceeds will be used to fund clinical trials of our drug candidates and other general corporate purposes. Shares of the common stock have not been registered under the Securities Act and may not be offered or sold in the Unites States absent registration under the Securities Act or an applicable exemption from registration requirements under the Securities Act.

Index

On August 8, 2005, we also completed a private placement of $1.3 million aggregate principal amount of our convertible notes (the "Convertible Notes") in offers and sales that occurred outside the United States to persons other than U.S. persons in offshore transactions meeting the requirements of Regulation S under the Securities Act. The holders of the Convertible Notes are entitled any time after September 19, 2005 until August 8, 2008 (the "Maturity Date"), or upon the occurrence and continuance of any of the events of default, to convert the principal amount of any Convertible Notes or portions thereof into common stock at a conversion price of $2.00 per share. The initial conversion price of $2.00 per share of common stock is subject to adjustment upon the occurrence of certain events, including the issuance of any additional capital stock after August 8, 2005, without consideration or for a consideration per share less than the current market price per share of additional capital stock as of the time of such issuance. On December 2, 2005, the holders of convertible notes, representing $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the notes into the Company's common stock. Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

Index

Item 6.  Management's Discussion and Analysis or Plan of Operation

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our financial statements and the related notes, which are included in this Annual Report on Form 10-KSB. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-KSB, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements". You should also review the "Risk Factors" section under this Item 1 of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

Overview

Our company resulted from the merger of Corporate Road Show.Com Inc., a New York corporation incorporated in November 1999, and Rexahn, Corp, a Maryland corporation, immediately after giving effect to our reincorporation as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." In connection with that transaction, a wholly owned subsidiary of ours merged with and into Rexahn, Corp, with Rexahn, Corp remaining as the surviving corporation and a wholly owned subsidiary of ours. In exchange for their shares of capital stock in Rexahn, Corp, the former stockholders of Rexahn, Corp received shares of common stock representing approximately 91.8% of the Company's outstanding equity after giving effect to the transaction. Further, upon the effective time of the Merger, our historic business was abandoned and the business plan of Rexahn, Corp was adopted. The transaction was therefore accounted for as a reverse acquisition with Rexahn, Corp as the accounting acquiring party and CPRD as the acquired party. In September 2005, Rexahn, Corp was merged with and into the Company.

Our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of common stock and debt securities, and collaboration agreements with our strategic investors.

Critical Accounting Policies

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are in accordance with United States generally accepted accounting principles and their basis of application is consistent with that of the previous year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

Index

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation", provides pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

For all non-employee stock-based compensation the Company uses the fair value method in accordance with SFAS No. 123.

In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This pronouncement amends SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with the Company's first quarter of fiscal 2006, and will be adopted using the modified prospective method.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The adoption of SFAS No. 153 in 2005 has not been significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and will be adopted using the modified prospective method. The Company expects that the adoption of SFAS 123R may have a material impact on its results of operations subsequent to adoption. The disclosures in Note 8 to the financial statements in Item 7 of this Annual Report provides detail as to the Company's financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123R to stock based employee compensation to the current reporting periods.

Index

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R-5 in 2005 did not have an impact on the Company's results of operations and financial position.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (1) more consistent recognition of liabilities relating to asset retirement obligations, (2) more information about expected future cash outflows associated with those obligations, and (3) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 did not have a material impact on the financial position or results of operations of the Company.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

Index

Results of Operations

Comparison of the Year Ended December 31, 2005 and the Year Ended December 31, 2004

Total Revenues

During 2003 we entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder. Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist us with the research, development and clinical trials necessary for registration of our RX-0201 drug candidate in Asia. This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to us in 2003 in accordance with the agreement. The amount of revenue from this contribution is being recognized as income over the term of this agreement which terminates at the later of 20 years or the term of the patent on the licensed product. We use 20 years as the basis for revenue recognition and accordingly $75,000 was included in revenues in each of fiscal 2005, 2004 and 2003 and the remaining $1,275,000 is reflected as deferred revenue on the balance sheet as of December 31, 2005. We adopted Staff Accounting Bulletin No. 104, "Revenue Recognition - Nonrefundable Upfront Fees" with respect to the accounting for this transaction. These fees are to be used in the cooperative funding of the costs of development of RX-0201.

In fiscal 2005, we recorded $190,610 of interest income from the investment of our cash and cash equivalents and other short-term investments, compared to $57,463 recorded in fiscal 2004. The increase of $133,147, or 231.7%, was primarily due to interest income from the investment of the proceeds of financing activities in 2005, including private placements of long-term debt and common stock as described under "Recent Sales of Unregistered Securities" in Item 5 of this Annual Report.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $1,237,273, or 93.7%, from $1,319,892 in fiscal 2004 to $2,557,165 in fiscal 2005. The increase was due primarily to an increase in professional fees and expenses incurred in connection with our reverse merger transaction completed on May 13, 2005, including legal, accounting and public relations fees and expenses, and increased compliance costs associated with being a public company.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Research and development expenses decreased $263,629, or 14.7%, from $1,788,025 in fiscal 2004 to $1,524,396 in fiscal 2005. The decrease was due primarily to the fact that the clinical trials of RX-0201, one of our drug candidates, have been ongoing without additional payment during fiscal 2005. We expect that research and development expenses will increase as our drug candidates move into the clinical trials phases of development.

Index

Stock Option Compensation Expense

Our results include non-cash compensation expense as a result of stock option grants. We account for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Compensation expense for options granted to employees represents the difference between the fair market value of our common stock and the exercise price of the options at the date of grant. This amount is being recorded over the respective vesting periods of the individual stock options. We expect to record additional non-cash compensation expense in the future, which may be significant. Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as the fair value of the equity instruments issued.

On August 5, 2003, the Company established a stock option plan. Under the plan, we issued options to employees and non-employees during fiscal 2004 and incurred a compensation expense of $230,770. During fiscal 2005, we incurred a compensation expense of $436,748 for options issued to employees and non-employees.

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

The exercise prices of the options granted to employees were below the fair market value of the common stock on the date of the grant. In December 2005, employees holding stock options that were not vested as of December 31, 2004 and stock options that were granted on or after January 1, 2005 agreed to amend the exercise prices of those options from $0.24 per share to $0.80 per share, the fair market value of the common stock (as determined by the board of directors), in order to comply with the requirements of Internal Revenue Code Section 409A. The repricing of the options issued to employees was accounted as a cancellation of existing options and issuance of new options. The effective date of this repricing is January 1, 2005. The amendment was accounted for prospectively and resulted in a reversal of stock option compensation expense of $306,896 related to employee options recorded in the period from January 1, 2005 to September 30, 2005. There was no impact on the Company's results of operations for the year ended December 31, 2004. Using the intrinsic value method, the total compensation cost for the year ended December 31, 2005 amounted to $0 (2004-$658,000) and is being amortized over the vesting period.

The options issued to certain non-employees accounted under the fair value method were similarly repriced as of January 1, 2005. As a result, stock compensation expense of $158,531 recorded in the period from January 1, 2005 to September 30, 2005, related to non-employee options was reversed. The stock compensation expense related to non-employees during 2005 was $436,748, after accounting for the repricing adjustment.

See Note 8 to the Financial Statements in Item 7 of this Annual Report for further information on our stock option compensation expense.

Index

Patent Fees

Our patent fees increased $168,877, or 1,732.4%, from $9,748 in fiscal 2004 to $178,625 in fiscal 2005. The increase was due primarily to an increase in the number of patent filings made during the 2005 period compared to fiscal 2004.

Interest Expense

Our interest expense increased $192,135, or 4104.5%, from $4,681 in fiscal 2004 to $196,816 in fiscal 2005. The increase was due primarily to interest payable on the convertible notes issued in February 2005. We also reflected a charge of $1,625,000 which represents the beneficial conversion feature of the Company's convertible notes which were issued in August 2005 and converted into Company common stock in December 2005.

Depreciation

Depreciation expense increased $43,611, or 82.6%, from $52,789 in fiscal 2004 to $96,400 in fiscal 2005. The increase was due primarily to a move to a new facility in July 2004 and the related purchase of new laboratory equipment.

Research and Development Projects

Research and development expenses are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred. Our research and development programs are related to our four lead drug candidates, RX-0201, RX-0047, RX-5902 and RX-10100.

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage by each program. Each of our lead drug candidates is in various stages of completion as described below. As we expand our clinical studies, we will enter into additional development agreements. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced drug candidate, RX-0201, is uncertain, and because RX-0047, RX-5902 and RX-10100 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates. If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

Index

RX-0201

RX-0201 is currently our leading drug candidate and has been in a Phase I clinical trial at Georgetown University's Lombardi Cancer Center since September 2004 and University of Alabama at Birmingham since August 2005. The costs incurred for the clinical trial to date have been approximately $750,000. As the main purpose of this clinical trial is to establish the safety of RX-0201, the parameters that determine the completion of this project are a direct function of the safety profile of this compound in humans. As this is the first time that RX-0201 has been administered to humans, the safety profile in humans is unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints are met is an estimate. If more doses are required than estimated, completion of the Phase I clinical trials may be delayed. Therefore, the costs, timing and efforts necessary to complete this program also are estimates. We currently estimate that the completion of the Phase I clinical trial will require approximately $300,000 and anticipate its completion in the second quarter of 2006.

RX-0047 and RX-5902

RX-0047 and RX-5902 are all in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug (IND) application to the FDA. To date, the costs incurred for development of these compounds to date have been approximately $750,000 for RX-0047, and $250,000 for RX-5902. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000. These compounds may be entered into these Phase I clinical trials in late 2006 or early 2007.

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

RX-10100

RX-10100 is in early pre-IND stages of development and the next scheduled event is the synthesis and testing of novel formulations for pre-clinical and clinical evaluations. We currently estimate that these studies will require approximately $300,000 and $450,000, respectively. We are preparing to initiate a Phase I clinical trial of RX-10100 during 2006.

Liquidity and Capital Resources

Cash used in operating activities was $4,131,450 in fiscal 2005 compared to $2,880,624 in fiscal 2004. Fiscal 2005 operating cash flows reflect our loss from continuing operations of $6,349,540, offset by net non-cash charges of $2,105,025 and a net increase in cash components of working capital of $113,065. Non-cash charges include a charge of $1,625,000 representing the beneficial conversion feature of our convertible notes, compensatory stock expense of $21,877, depreciation of $96,400 and stock option compensation expense of $436,748. The increase in working capital primarily consists of the beneficial conversion feature charge of $1,625,000, a $205,978 increase in stock option compensation expenses and a $43,611 increase in depreciation, offset by a decrease in accounts payable of $37,843. Fiscal 2004 operating cash flows reflect Rexahn's loss from continuing operations of $3,273,442, offset by non-cash charges of $283,559 and a net increase in cash components of working capital of $184,259. Non-cash charges consisted of depreciation of $52,789 and stock option compensation expense of $230,770. The increase in working capital primarily consisted of a $189,487 increase in accounts payable.

Index

Cash used in investing activities of $7,915,750 in fiscal 2005 consist of purchases of short-term investments of $7,821,667, in addition to capital expenditures of $94,083 for the purchase of equipment. Cash provided by investing activities of $1,263,194 in fiscal 2004 reflect the sale of short-term investments of $1,384,482, offset by capital expenditures of $121,288 for the purchase of equipment.

Cash provided by financing activities of $1,800 in fiscal 2004 consisted of proceeds from the issuance of Rexahn common stock upon exercise of stock options. Cash provided by financing activities of $13,326,179 in fiscal 2005 consisted of proceeds of $8,359,582 from the issuance of common stock and $5,150,000 from proceeds of long-term debt, offset by principal payments on long-term debt of $183,403.

For the years ended December 31, 2005 and 2004, we experienced net losses of $6,349,540 and $3,273,442, respectively. Our accumulated deficit as of December 31, 2005 and 2004 were $14,204,323 and $7,854,783, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings. During fiscal 2005, we had a net increase in cash and cash equivalents of $1,278,979. This increase primarily resulted from proceeds from the issuance of convertible debt and common stock in fiscal 2005. Total cash resources as of December 31, 2005 were $1,679,441 compared to $400,462 at December 31, 2004. In addition, we had $8,437,184 in short-term investments at December 31, 2005.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings we may make, cash on hand, licensing fees and grants. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.

Contractual Obligations

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrolment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. For the years ended December 31, 2005 and 2004, we paid $0 and $17,426, respectively towards the cost of this program. In addition, we extended a research agreement, initially entered into on January 1, 2004, until November 10, 2005 with Georgetown University. For the year ended December 31, 2005, we paid $60,000 in consideration of the extension.

On August 17, 2004, we entered into an agreement with Formatech, Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total cost of these services is $46,700. For the years ended December 31, 2005 and 2004, we paid $10,400 and $22,900, respectively, towards the cost of these studies. The remainder consists of a $5,200 payment due during 2006 and $8,200 due during 2007.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Index

Minimum future rental payments under this lease are as follows:

For the years ended December 31
2006	$209,874
2007	216,170
2008	222,655
2009	112,972
$761,671

On June 1, 2005, we signed a one year research project agreement with the Korea Research Institute of Chemical Technology ("KRICT") relating to the development of a synthetic process for the lead compound of the quinozalines acting on human cancer cells. In accordance with the agreement, the cost of the project is $100,000, of which $50,000 was paid during the 2005 fiscal year. The remaining $50,000 is included in accounts payable at December 31, 2005.

On August 1, 2005, we signed a one year contract with the University of Massachusetts Medical School ("UMASS") to test proprietary drugs in preclinical behavioral assays of anxiety and cognition. We agreed to provide UMASS with a grant of $76,666, which includes the full direct and indirect costs of the preclinical study, payable in four equal quarterly installments of $19,167. For the year ended December 31, 2005, we made two quarterly payments totaling $38,334. The remainder is due in 2006.

On August 3, 2005, we engaged Montgomery Pacific Group ("MPG") to act as the Company's financial advisor for a one-year term in connection with our growth strategies, certain licensing activities and acquisition of certain assets. In consideration of the services, we agreed to pay MPG an advisory fee, consisting of an initial retainer fee and success fees subject to the successful closing of licensing transactions, acquisitions and private placements. An initial retainer fee of $50,000 was paid during the year ended December 31, 2005. Dr. John Holaday, one of our directors, is a partner of MPG.

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

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans and out capital resources (including the proceeds of our 2005 financings), we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase I clinical trials for RX-10100. Over the next 12 months we expect to spend a minimum of approximately $3 million on clinical development for Phase I and Phase II clinical trials of RX-0201 (including our commitments described under "Contractual Commitments" of this Item 6), $2.5 million on general corporate expenses, and $250,000 on facilities rent. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including pre-clinical studies and Phase I clinical trials for RX-0047 and in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-5209, RX-10100 and other new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate $10 million through the first quarter of 2007.

Index

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

Index

Item 7.  Financial Statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,679,441	$400,462
Short-term investments	8,437,184	615,517
Prepaid expenses and other	54,774	16,195

Total Current Assets	10,171,399	1,032,174
Equipment, Net (note 3)	203,632	189,623
Intangible Assets, Net (note 4)	339,890	-

Total Assets	$10,714,921	$1,221,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$587,612	$435,968
Licensing fee payable (note 4)	172,813	-
Total Current Liabilities	760,425	435,968
Long-Term Convertible Debt (note 5)	3,850,000	-
Deferred Revenue (note 6)	1,275,000	1,350,000

Total Liabilities	5,885,425	1,785,968
Commitments and Contingencies (note 11)	-	-
Stockholders' Equity (Deficit) (note 7):
Common stock, par value $0.0001, 500,000,000 authorized shares, 46,415,632 shares issued and outstanding (2004 - par value $0.01, 20,000,000 authorized shares, 7,628,166 shares issued and outstanding)	4,641	76,281
Additional paid-in capital	19,029,178	7,214,331
Accumulated deficit during the development stage	(14,204,323)	(7,854,783)

Total Stockholders' Equity (Deficit)	4,829,496	(564,171)

Total Liabilities and Stockholders' Equity (Deficit)	$10,714,921	$1,221,797

The accompanying notes are an integral part of these financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Operations

	Cumulative from
	March 19,2001	Years Ended
	(Inception) to	December 31,
	December 31,
	2005	2005	2004
Revenue:
Interest and other income	$391,449	$190,610	$57,463
Research	225,000	75,000	75,000
	616,449	265,610	132,463

Expenses:
General and administrative	5,811,622	2,557,165	1,319,892
Beneficial conversion feature	1,625,000	1,625,000	—
Research and development	5,491,495	1,524,396	1,788,025
Stock option compensation expense (note 8)	1,205,592	436,748	230,770
Patent fees	227,686	178,625	9,748
Interest	201,496	196,816	4,681
Depreciation and amortization	257,881	96,400	52,789

	14,820,772	6,615,150	3,405,905

Net Loss	$(14,204,323)	$(6,349,540)	$(3,273,442)

Loss per weighted average number of shares outstanding, basic and diluted		$(0.15)	$(0.09)

Weighted average number of shares outstanding, basic and diluted		41,976,959	38,133,689

The accompanying notes are an integral part of these financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
Period from March 19, 2001 (Inception) to December 31, 2005

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit During the Development Stage	Total Stockholders' Equity (Deficit)

Opening balance, March 19, 2001	-	$-	$-	$-	$-
Common shares issued	7,126,666	71,266	4,448,702	-	4,519,968
Net loss	-	-	-	(625,109)	(625,109)

Balance, December 31, 2001	7,126,666	71,266	4,448,702	(625,109)	3,894,859
Net loss	-	-	-	(1,181,157)	(1,181,157)

Balance, December 31, 2002	7,126,666	71,266	4,448,702	(1,806,266)	2,713,702
Common shares issued	500,000	5,000	1,995,000	-	2,000,000
Stock option compensation	-	-	538,074	-	538,074
Net loss	-	-	-	(2,775,075)	(2,775,075)

Balance, December 31, 2003	7,626,666	76,266	6,981,776	(4,581,341)	2,476,701
Common shares issued	1,500	15	1,785	-	1,800
Stock option compensation	-	-	230,770	-	230,770
Net loss	-	-	-	(3,273,442)	(3,273,442)

Balance, December 31, 2004	7,628,166	76,281	7,214,331	(7,854,783)	(564,171)
Stock split (5 for 1)	30,512,664	(72,467)	72,467	-	-
Common shares issued in connection with the merger	3,397,802	340	(340)	-	-
Stock option compensation	-	-	436,748	-	436,748
Common stock issued for cash	4,175,000	417	8,349,565	-	8,349,982
Common shares issued on conversion of convertible debt	650,000	65	1,299,935	-	1,300,000
Common shares issued in exchange for services	7,000	1	21,876	-	21,877
Exercise of stock options	40,000	4	9,596	-	9,600
Beneficial conversion feature	-	-	1,625,000	-	1,625,000
Net loss	-	-	-	(6,349,540)	(6,349,540)

Balance, December 31, 2005	46,410,632	$4,641	$19,029,178	$(14,204,323)	$4,829,496

The accompanying notes are an integral part of these financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows

	Cumulative from March 19,2001 (Inception) to	Years Ended December 31,
	December 31, 2005	2005	2004

Cash Flows from Operating Activities:
Net loss	$(14,204,323)	$(6,349,540)	$(3,273,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	1,625,000	1,625,000	-
Compensatory stock	21,877	21,877	-
Depreciation and amortization	257,881	96,400	52,789
Stock option compensation expense	1,205,592	436,748	230,770
Deferred revenue	1,275,000	(75,000)	(75,000)
Changes in assets and liabilities:
Prepaid expenses and other	(54,774)	(38,579)	(5,228)
Accounts payable and accrued expenses	587,613	151,644	189,487
Net Cash Used in Operating Activities	(9,286,134)	(4,131,450)	(2,880,624)
Cash Flows from Investing Activities:
Short-term investments	(8,437,184)	(7,821,667)	1,384,482
Purchase of equipment	(445,187)	(94,083)	(121,288)
Net Cash (Used in) Provided by Investing Activities	(8,882,371)	(7,915,750)	1,263,194
Cash Flows from Financing Activities:
Issuance of common stock	14,881,349	8,359,582	1,800
Proceeds from long-term debt	5,150,000	5,150,000	-
Principal payments on long-term debt	(183,403)	(183,403)	-
Net Cash Provided by Financing Activities	19,847,946	13,326,179	1,800
Net Increase (Decrease) in Cash and Cash Equivalents	1,679,441	1,278,979	(1,615,630)
Cash and Cash Equivalents, beginning of period		400,462	2,016,092
Cash and Cash Equivalents, end of period	$1,679,441	$1,679,441	$400,462
Supplemental Cash Flow Information
Interest paid	$9,675	$4,316	$5,000

Non-cash investing and financing activities:
In February 2005, the Company entered into a licensing agreement in exchange for debt of $356,215.
On December 2, 2005, $1,300,000 aggregate principal amount of the Company's convertible notes were converted into shares of Company common stock at a conversion price of $2.00 per share.

The accompanying notes are an integral part of these financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company focused on the development of signal inhibitor drug therapies for the treatment of cancer and other diseases.

Reverse Merger Acquisition

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

For accounting purposes, the Acquisition Merger is accounted for as a reverse acquisition of CRS (legal acquiror) by Rexahn (accounting acquiror). As a result, following the Acquisition Merger, the historical financial statements of Rexahn became the historical financial statements of the Company.

Merger of Subsidiary

On September 29, 2005, the Company's wholly owned subsidiary, Rexahn, was merged with and into the Company and Rexahn's separate existence was terminated.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with United States generally accepted accounting principles and their basis of application is consistent with that of the previous year. Set forth below are the Company's significant accounting policies:

a)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments with remaining maturities of three months or less at acquisition.

b)	Short-Term Investments

Short-term investments include highly liquid investments with initial maturities of between three and twelve months.

c)	Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Furniture and fixtures	7 years	double declining balance
Office equipment	5 years	double declining balance
Lab equipment	7 years	double declining balance
Computer equipment	5 years	straight line
Leasehold improvements	3 years	straight line

d)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.

e)	Government Grants

Income from government grants are recorded when received. Amounts received are applied to the expenses that they are intended to compensate.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

f)	Revenue Recognition

The Company recognizes revenues from research and license agreements as the contracted services are performed, in accordance with the terms of the agreement. Amounts received in advance of recognition are included in deferred revenues.

Interest and securities income is recognized on an accrual basis.

g)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

h)	Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximates fair value because of the short-term maturity of these financial instruments. The fair value of long-term convertible debt is indeterminable due to terms of the instrument and the absence of a market for such instruments.

i)	Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

j)	Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. Potentially dilutive securities include stock options and warrants and shares of common stock issuable upon conversion of the Company's convertible notes.

The following potentially dilutive securities have been excluded from the diluted net earnings (loss) per share calculations for the years ended December 31, 2005 and 2004 because their effect would have been antidilutive:

	December 31,
	2005	2004

Shares subject to options	5,770,000	2,775,000
Convertible notes	3,850,000	-

Total	9,620,000	2,775,000

k)	Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

For all non-employee stock-based compensation the Company uses the fair value method in accordance with SFAS No. 123 and EITF 96-18.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

k)	Stock-Based Compensation (cont'd)

In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This pronouncement amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with the Company's first quarter of fiscal 2006, and will be adopted using the modified prospective method.

l)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset less cost to sell.

m)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

n)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The adoption of SFAS No. 153 in 2005 has not been significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and will be adopted using the modified prospective method. The Company expects that the adoption of SFAS 123R may have a material impact on its results of operations subsequent to adoption. The disclosures in Note 8 provides detail as to the Company's financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123R to stock based employee compensation to the current reporting periods.

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R-5 in 2005 did not have an impact on the Company's results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that issuers classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 for the year ended December 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

n)	Recent Accounting Pronouncements (cont'd)

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (1) more consistent recognition of liabilities relating to asset retirement obligations, (2) more information about expected future cash outflows associated with those obligations, and (3) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 did not have a material impact on the financial position or results of operations of the Company.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

3.	Equipment, Net

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Furniture and fixtures	$31,713	$15,060	$30,943	$8,551
Office equipment	43,648	25,007	28,848	18,336
Lab equipment	363,140	197,701	286,628	131,492
Computer equipment	5,066	4,161	5,066	3,483
Leasehold improvements	2,000	6	-	-

	$445,567	$241,935	$351,485	$161,862

Net carrying amount		$203,632		$189,623

4.	Intangible Assets

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license with the right to sub-license Revaax's licensed technology and products. The agreement calls for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006. Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into. The fair value of the license component of $339,890 as at December 31, 2005 has been determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality. The liability component is being accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate. The asset is amortized on a straightline basis over the estimated useful life of 20 years. Pursuant to the agreement, at December 31, 2005, four installments had been paid. As at December 31, 2005, the outstanding balance was $172,813. Amortization expenses for 2005 amounted to $16,326.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

5.	Long-Term Convertible Debt

On February 28, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, $3,850,000 aggregate principal amount of 6% convertible notes due on February 28, 2008. The notes are subject to conversion into shares of common stock of the Company, at the holder's option, at any time from and after the earlier of (i) the date of the first anniversary of the closing of the Acquisition Merger and (ii) May 26, 2006 to the maturity date, February 28, 2008. The notes will be automatically converted upon (i) the closing of the sale of all or substantially all of the assets of the Company or any merger, consolidation or other business combination and (ii) the maturity date. The conversion price is equal to the lesser of $1.00 per share (as adjusted in the Acquisition Merger) and a floating price determined by the average of three lowest current market prices of Company common stock during the 40 calendar day period immediately preceding conversion.

On August 8, 2005, the Company completed a private placement of $1.3 million aggregate principal amount of convertible notes. The holders of these notes are entitled any time after September 19, 2005 until August 8, 2008, or upon the occurrence and continuance of any of the events of default, to convert the principal amount of any convertible notes or portions thereof into common stock at a conversion price of $2.00 per share. The Company evaluated this transaction and determined that based on the market price of the Company's common stock on August 8, 2005 of $4.50 per share, there was an associated deferred beneficial conversion feature of $2.50 per share, or a total of $1,625,000, and recorded such amount as interest to be recognized over the term of the note. On December 2, 2005, the note holders exercised their rights to convert the entire principal amount of the note into an aggregate of 650,000 shares of the Company's common stock. Upon conversion, the deferred beneficial conversion feature of $1,625,000 was recorded as an increase in net loss and an increase in the value of additional paid in capital.

6.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder. Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of, the Company's drug candidate, RX-0201 in Asia. This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement. The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $75,000 was included in revenues for each of the years ended December 31, 2005 and 2004. The remaining $1,275,000 at December 31, 2005 (2004-$1,350,000) is reflected as deferred revenue on the balance sheet. The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2007.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

7.	Capital Stock

Authorized
500,000,000 shares of common stock, voting, par value $0.0001

	December 31,
	2005	2004
Issued
46,410,632 shares (2004- 7,628,166 shares, par value $0.01*) of common stock	$4,641	$76,281

* Reflects the par value of Rexahn, Corp prior to the Merger.

The following transactions occurred during fiscal years 2001, 2002, 2003, 2004 and 2005:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company's founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

These share purchases were negotiated by the parties at various dates prior to the August 10, 2001 share issuance date.

c)
On October 10, 2001 the Company issued 400,000 shares of common stock to Chong Kun Dang Pharmaceutical Corp. ("CKD") for cash of $479,991 and 400,000 shares of common stock to an individual investor for cash of $479,991.

d)	On October 10, 2001 the Company issued 200,000 shares of common stock to CKD for cash of $479,985.

e)	Since inception, the Company's founders have transferred 800,000 shares of the common stock described in a) to officers and directors of the Company.

f)
In July 2003, the shareholders described in b)(3) and e) transferred an aggregate of 1,268,332 shares of common stock to a voting trust. The trust allows for the unified voting of the stock by the trustees. The appointed trustees are senior management of the Company who, together with their existing shares, control a majority of the voting power of the Company.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

7.	Capital Stock (cont'd)

g)	On August 20, 2003 the Company issued 500,000 shares of common stock to KT&G Corporation for cash of $2,000,000.

h)	On October 29, 2004 the Company issued 1,500 shares of common stock for cash of $1,800 on the exercise of 1,500 stock options.

i)
Pursuant to the agreement and plan of merger as disclosed in Note 1, in the Acquisition Merger, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn's common stock was adjusted to reflect the par value of CRS common stock. In the Acquisition Merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. For purposes of the Statement of Stockholders' Equity, the five-for-one stock split is reflected as a one-line adjustment. All shares and earnings per share information has been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for services.

l)
On December 2, 2005, the holder's of a convertible note, representing $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the note into the Company's common stock. Based on a $2.00 per share conversion price, the holder's received an aggregate of 650,000 shares.

m)
On December 27, 2005, option holders exercised their options to purchase shares of the Company's common stock for cash of $9,600. Pursuant to the agreement, the Company issued an aggregate 40,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

8.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan. Under the plan, the Company grants stock options to key employees, directors and consultants of the Company. For all grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% after the first year, an additional 30% after the second year and the remaining 40% after the third year. For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is 100% after the first year, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements. Options authorized for issuance total 6,952,500 and as of December 31, 2005, 1,182,500 options are available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

The exercise price of the options granted to employees were below the fair market value of the common stock on the date of the grant. In December 2005, employees holding stock options that were not vested as of December 31, 2004 and stock options that were granted in January 2005 agreed to amend the exercise prices of those options from $0.24 per share to $0.80 per share, the fair market value of the common stock (as determined by the board of directors), in order to comply with the requirements of Internal Revenue Code Section 409A. The repricing of the options issued to employees was accounted as a cancellation of existing options and issuance of new options. The effective date of this repricing is January 1, 2005. The amendment was accounted for prospectively and resulted in reversal of stock option compensation expense of $306,896 related to employee options recorded in the period from January 1, 2005 to September 30, 2005. There was no impact on the Company's results of operations for the year ended December 31, 2004. Using the intrinsic value method, the total compensation cost for the year ended December 31, 2005 amounted to $0 (2004- $658,000) and is being amortized over the vesting period.

The options issued to non-employees accounted under fair value method were similarly repriced as of January 1, 2005. As a result, stock compensation expense of $158,531 for the period from January 1, 2005 to September 30, 2005 related to non-employee options was reversed. The stock compensation expense related to non-employees during 2005 was $436,748, after accounting for the repricing adjustment.

The value of options issued to non-employees is determined using Black-Scholes method using the following assumptions: volatility of 100%, risk free interest rate of 4.46%, expected life of option 5 years and dividend yield of 0%. Pro forma information regarding net income is required to be disclosed in financial statements by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes pricing model. The weighted average fair value of the options granted to employees under this method is $0.63 per option for a total cost of $2,340,000 (2004- $714,400).

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

8.	Stock-Based Compensation (cont'd)

The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience.

	December 31,
	2005	2004
Net loss, as reported	$(6,349,540)	$(3,273,442)

Add: Stock-based employee compensation expense rendered under APB No. 25 intrinsic value method	-	229,752

Deduct: Stock-based employee compensation expense determined under fair value-based method for all employee awards	638,918	249,445

Pro forma net loss	$(6,988,458)	$(3,459,449)

Net loss per share:
Basic and diluted-as reported	$(0.15)	$(0.09)

Basic and diluted-pro forma	$(0.17)	$(0.09)

Black-Scholes Weighted Average Assumptions:
Dividend yield	0	0
Volatility	100%	1%
Risk free interest rate	4.46%	4.54%
Expected lives of options	5 years	5 years

Stock option compensation has been expensed in the statement of operations for the years ended December 31, 2005 and 2004 as follows:

	Years Ended December 31,
	2005	2004
Employees	$-	$63,438
Non-employees	436,748	167,332

Stock option compensation expense	$436,748	$230,770

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

8.	Stock-Based Compensation (cont'd)

Stock option activity related to employees and non-employees from December 31, 2002 to December 31, 2005 are listed below.

		Weighted
	Shares	Avg.
	Subject	Option
	to Options	Prices
Outstanding at December 31, 2002	-	$-
Granted	1,850,000	0.24
Exercised	-	-
Expired	-	-
Cancelled	-	-

Outstanding at December 31, 2003	1,850,000	0.24
Granted	1,300,000	0.24
Exercised	(7,500)	0.24
Cancelled	(367,500)	0.24

Outstanding at December 31, 2004	2,775,000	0.24
Cancelled due to repricing	(927,500)	0.24
Granted due to repricing	927,500	0.80
Granted	3,810,000	1.01
Exercised	(40,000)	0.24
Cancelled	(775,000)	0.24

Outstanding at December 31, 2005	5,770,000	$0.84

	Weighted
	Shares	Avg.
	Subject	Option
	to Options	Prices
Options exercisable at the end of each fiscal year:
December 31, 2003	525,000	$0.24
December 31, 2004	507,500	0.24
December 31, 2005	420,000	0.80

The weighted-average remaining contractual life of the stock options is approximately 9 years.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

9.	Income Taxes

The components of deferred income taxes are as follows:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$4,113,844	$2,404,970
Stock option compensation expense	148,494	78,462
Valuation allowance	(4,262,338)	(2,483,432)

Deferred income taxes	$-	$-

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

As of December 31, 2005 and 2004, the Company had approximately $10,465,390 and $7,073,442, respectively, of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2024.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

11.	Commitments

a)
On February 6, 2003, the Company entered into a research collaboration agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), the holder of approximately 10.32% of outstanding common stock. We contributed a license to technology relating to RX-0201, and Rexgene contributed $1,500,000 as initial contributions under the agreement. Rexgene also agreed to pay the Company 3% of the profits derived from the sale of RX-0201 in Asian countries. The agreement, if not earlier terminated by either us or Rexgene, will terminate on the expiration of the patents resulting from the agreement, or if no such patents are granted, 20 years from February 6, 2003.

b)
On September 3, 2003, the Company entered into a joint research and development agreement with Chong Kun Dang Pharmaceutical Corp. ("CKD"), the holder of approximately 6.46% of outstanding common stock. Under the agreement, we and CKD agreed to cooperate in the research and development of a variety of new pharmaceutical compounds for human use in their own capacities. All profits derived from or in connection with the agreement will be allocated to CKD and the Company in proportion to relative contributions based on certain ratios, which vary depending upon a particular research and development phase during which the profits are earned. The agreement, if not earlier terminated by either the Company or CKD, will last until the expiration of any intellectual property rights pertaining to information, data, discoveries and all other results made or developed in connection with or arising out of the agreement.

c)
In April 2004, the Company entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrolment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. For the years ended December 31, 2005 and 2004, the Company paid $0 and $17,426, respectively, towards the cost of this program. In addition, the Company extended a research agreement, initially entered into on January 1, 2004, until November 10, 2005 with Georgetown University. For the year ended December 31, 2005, the Company paid $60,000 in consideration of the extension.

d)
On August 17, 2004 the Company entered into an agreement with Formatech, Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total cost of these services is $46,700. For the years ended December 31, 2005 and 2004, the Company paid $10,400 and $22,900, respectively, towards the cost of these studies. The remainder is included in accounts payable and consists of a $5,200 payment due during 2006 and $8,200 due during 2007.

e)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

11.	Commitments (cont'd)

Minimum future rental payments under this lease are as follows:

For the years ended December 31
2006	$209,874
2007	216,170
2008	222,655
2009	112,972

$761,671

f)
On June 1, 2005, the Company signed a one year research project agreement with the Korea Research Institute of Chemical Technology ("KRICT") relating to the development of a synthetic process for the lead compound of the quinoxalines acting on human cancer cells. In accordance with the agreement, the cost of the project is $100,000, of which $50,000 was paid during the 2005 fiscal year. The remaining $50,000 is included in accounts payable at December 31, 2005.

g)	On August 30, 2005, the Company entered into an agreement for the University of Alabama at Birmingham to carry out Phase I clinical trials of RX-0201. The agreement term expires on February 15, 2007.

h)
On August 1, 2005, the Company signed a one year contract with the University of Massachusetts Medical School ("UMASS") to test proprietary drugs in preclinical behavioral assays of anxiety and cognition. The Company agreed to provide UMASS with a grant of $76,666, which includes the full direct and indirect costs of the preclinical study, payable in four equal quarterly installments of $19,167. For the year ended December 31, 2005, the Company made two quarterly payments totaling $38,334. The remainder is due in 2006.

i)
On August 3, 2005, the Company engaged Montgomery Pacific Group ("MPG") to act as the Company's financial advisor for a one-year term in connection with its growth strategies, certain licensing activities and acquisition of certain assets. In consideration of the services, the Company agreed to pay MPG an advisory fee, consisting of an initial retainer fee and success fees, subject to the successful closing of licensing transactions, acquisitions and private placements. An initial retainer fee of $50,000 was paid during the year ended December 31, 2005. Dr. Holaday, one of the Company's directors, is a partner of MPG.

j)
On September 12, 2005, the Company and three of its key executives entered into employment agreements. Two of the three agreements expire on September 12, 2007 and result in an annual commitment of $360,000. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

k)
On October 6, 2005, the Company entered into an agreement with Avecia Biotechnology Inc. ("Avecia"). Avecia will manufacture and supply the Company with RX-0201 and related drug services. The total cost of the project is estimated to be $1,738,000. The Company paid $521,400 (included in research and development expenses) during the year ended December 31, 2005. The remainder is due upon release and delivery of the product, expected in early 2006.

Index

12.	Comparative Information

Certain amounts for fiscal 2004 have been reclassified to conform with the current year's financial statement presentation.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Rexahn Pharmaceuticals, Inc.
Rockville, Maryland

We have audited the accompanying balance sheet of Rexahn Pharmaceuticals, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2005 and the cumulative period from inception (March 19, 2001) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. at December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 and the cumulative period from inception (March 19, 2001) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lazar Levine & Felix LLP
New York, New York
March 9, 2006

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rexahn Pharmaceuticals, Inc. (formerly Rexahn, Corp)

We have audited the accompanying balance sheet of Rexahn Pharmaceuticals, Inc. (formerly Rexahn, Corp) (a development stage company) as at December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. (formerly Rexahn, Corp), as at December 31, 2004 and the results of its operations, changes in stockholders' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SF Partnership, LLP
Toronto, Canada
Chartered Accountants
February 25, 2005

Index

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.  Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period, December, 2005, covered by this Annual Report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.  Other Information

None.

Index

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

In accordance with the Merger Agreement, our board of directors was reconstituted in connection with the Merger. Specifically, prior to the Merger, the CPRD's board of directors consisted of Mr. Frank Ferraro. In connection with the Merger, (i) CPRD's board of directors was increased to seven members, (ii) Chang H. Ahn, Young-Soon Park, Suk Hyung Kwon, Jang Han Rhee, John Holaday, David McIntosh and Inok Ahn were appointed as directors, effective as of the closing of the Merger, and (iii) the following individuals were appointed as officers of the Company: Dr. Chang H. Ahn, Chairman of the Board and Chief Executive Officer; Tae Heum Jeong, Chief Financial Officer and Secretary; Dr. George F. Steinfels, Chief Business Officer and Senior Vice President, Clinical Development; and Inok Ahn, Treasurer, each of whom was an existing officer of Rexahn, effective as of the closing of the Merger. Mr. Ferraro resigned as a director and an officer of the Company, effective as of the closing of the Merger. On June 14, 2005, Suk Hyung Kwon and Jang Han Rhee both resigned, effective immediately, as members of the Board of Directors of the Company. On June 14, 2005, the Board of Directors of the Company elected Tae Heum Jeong, the Company's Chief Financial Officer and Secretary, as a Director of the Company to fill one of the vacancies created by the resignations.

We believe that during fiscal 2005, our executive officers and directors and more than 10% beneficial owners timely filed all forms required to be filed under Section 16(a) of the Exchange Act.

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Dr. Chang H. Ahn	54	Chairman of the Board and Chief Executive Officer
Dr. Young-Soon Park	59	Director
Dr. John Holaday	60	Director
David McIntosh	47	Director
Inok Ahn	53	Treasurer and Director
Tae Heum Jeong	35	Chief Financial Officer, Secretary and Director
Dr. George F. Steinfels	51	Chief Business Officer and Senior Vice President, Clinical Development

Chang H. Ahn. Dr. Ahn has served as Chairman of the Board and Chief Executive Officer since May 2005. Dr. Ahn served as Chairman and Chief Executive Officer of Rexahn from its incorporation in March 2001 to May 2005. From 1988 to 2001, Dr. Ahn held dual positions as both Expert Regulatory Pharmacologist and Lab Head at the FDA's Center for Drug Evaluation and Research. Prior to joining the FDA in 1988, Dr. Ahn carried out cancer research at the National Cancer Institute, as well as at Emory University's School of Medicine. In 2003 and 2004, Dr. Ahn organized and chaired the U.S.-Korea Bio Business and Partnership Forum, for which Maryland State and Montgomery County are partners. He also served as president of the Society of Biomedical Research from 2000 to 2003. Dr. Ahn holds a Ph.D. in pharmacology from Ohio State University. He also holds two B.S. degrees in pharmacy from Creighton University and Seoul National University. Dr. Ahn and Inok Ahn are husband and wife.

Young-Soon Park. Dr. Park has served as a director since May 2005. Dr. Park served as a director of Rexahn from March 2001 to May 2005. She is the founder of Onnuri Health Group and has served as its Chief Executive Officer and Chairman of the Board of Directors since 1992. She is also the Chairman of the Board of Directors of Onnuri Pharmacy Welfare Association since 1997. She had served as the Chief Executive Officer and Chairman of Rexgene Biotech from 2000 until 2002. Dr. Park received a B.A. in pharmacy from Pusan University and a Ph.D. in pharmacy from Wonkwang University.

Index

John Holaday. Dr. Holaday has served as a director since May 2005. Dr. Holaday served as a director of Rexahn from March 2004 to May 2005. He is the Chairman and co-founder of HarVest Bank of Maryland, a local commercial bank serving the technology community in Montgomery County, Maryland formed in 2004 and a partner of Montgomery Pacific Group. From August 2003 to March 2004, Dr. Holaday was a consultant to Rexahn. He was the founder of EntreMed, Inc. and the Chairman of the Board of Directors of EntreMed, Inc. from 1995 until his retirement in January 2003 and the Chief Executive Officer of EntreMed Inc. from 1992 to 2003. From 1989 to 1992, he was a co-founder of Medicis Pharmaceutical Corp., where he served as Vice President for Research and Development and Member of the Board of Directors. Dr. Holaday also served as Chairman of MaxCyte, Inc., a subsidiary of EntreMed, Inc. until 2003. In addition, he is on the Board of Directors of CytImmune Sciences, Xceleron, BSI Proteomics, Accelovance, Health Pathways and LabBook, which are privately held biotechnology companies. Dr. Holaday was elected as the Chairman of the Maryland Bioscience Alliance in April 2000, and is a member of the American Society for Pharmacology and Experimental Therapeutics, the Society for Critical Care Medicine (Fellow, 1989) and Sigma Xi. Dr. Holaday serves on the Queensland (Australia) North America Advisory Board, the Leadership Board for the College of Arts and Sciences, University of Alabama, the Board of the University of Maryland Biotechnology Institute, the Board of the BioIT Coalition and the Advisory Board of Harbert Investments.

David McIntosh. Mr. McIntosh has served as a director since May 2005. Mr. McIntosh served as a director of Rexahn from March 2004 to May 2005. He has been a partner at Mayer, Brown, Rowe & Maw LLP (law firm) since 2001. Mr. McIntosh was a member of the United States House of Representatives, representing the 2nd District of Indiana from 1995 to 2001. From 1993 to 1994, he was a director of the Hudson Institute Competitiveness Center. He served on President Bush's Council on Competitiveness as Executive Director from 1989 to 1993. He also served as the Special Assistant to President Reagan for Domestic Affairs from 1987 to 1989 and was the Special Assistant to the Attorney General of the United States from 1986 to 1987. Mr. McIntosh received a B.A. from Yale College and a J.D. from the University of Chicago Law School.

Inok Ahn. Mrs. Ahn has served as a director and Treasurer since May 2005. Mrs. Ahn served as Treasurer and a director of Rexahn from March 2001 to May 2005. From 1986 to 2001 she was on the Clinical Research Nursing staff of the National Institutes of Health. Mrs. Ahn served as a clinical nurse in Emory University Medical Center and Ohio State University Hospital from 1981 to 1986. Mrs. Ahn received a B.S.N. from Seoul National University. Dr. Ahn and Mrs. Ahn are husband and wife.

Tae Heum Jeong. Mr. Jeong has served as Chief Financial Officer and Secretary since May 2005. Mr. Jeong served as Chief Financial Officer of Rexahn from December 2002 to May 2005 and as a director since June 2005. From 1997 to November 2002, Mr. Jeong served as a senior investment manager at Hyundai Venture Investment Corporation, a venture capital firm where he managed the biotech investment team. He was also a committee member of the Industrial Development Fund of Korea's Ministry of Commerce, Industry and Energy from 2000 to 2002. Mr. Jeong holds a B.S. in chemistry and an M.S. specializing in bio-medicinal chemistry, from Pohang University of Science and Technology (POSTECH).

George F. Steinfels. Dr. Steinfels has served as Chief Business Officer and Senior Vice President, Clinical Development, since May 2005. Dr. Steinfels served as Chief Business Officer and Senior Vice President, Clinical Development of Rexahn, from June 2004 to May 2005. From 2000 to June 2004, Dr. Steinfels served as President of Genomic Strategies, a medical technology consulting firm that provided client solutions in the areas of regulatory, clinical development, and product launch and marketing. From 2001 to 2002, Dr. Steinfels was Chief Science Officer and General Manager of QNOME at QED Solutions. From 1996 to 1999, he was Chief Operating Officer for the Pharmacogenomic Business Unit of Quintiles, Inc. From 1994 to 1996, Dr. Steinfels was Vice President at The Lewin Group (which was acquired by Quintiles) where he started Lewin's Strategic Marketing Practice. Dr. Steinfels began his career in pharmaceuticals at E.I. DuPont and later Dupont/Merck where he was Research Manager in Central Nervous System Research. Dr. Steinfels received a B.A. in Biology from The Johns Hopkins University, an M.S. and a Ph.D. in pharmacology from the University of Maryland, and an M.B.A. from The Wharton School of the University of Pennsylvania.

Index

Board Composition

Our board of directors is currently composed of seven members, of whom two have been determined by the board to be "independent directors", as defined by the rules of the Nasdaq Stock Market, Inc.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Currently, we do not have an independent audit committee, compensation committee or nominating committee and do not have an audit committee financial expert.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

Item 10.  Executive Compensation

Our non-employee director compensation policy which pays no cash compensation, but which provides for the grant of options to purchase 75,000 shares of our common stock for each calendar year of service on the board of directors.

At a meeting on September 12, 2005, the Company's Board of Directors approved the following changes to the compensation of non-employee directors:

(a) each of the non-employee directors of the Company will receive 20,000 options to purchase shares of the common stock of the Company for each year he or she serves on the Board; and

(b) each of the non-employee directors of the Company will receive an additional board meeting fee of $1,000 for each meeting he or she participates in.

The following table sets forth the annual and long-term compensation, from all sources, of the Chief Executive Officer of the Company and the other executive officers of the Company for services rendered in all capacities to Rexahn for the fiscal years ended December 31, 2005, 2004 and 2003, except as noted below. The compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees.

Index

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (Shares)	All Other Compensation ($)

Chang H. Ahn	2005	$350,000	$70,000	—	1,000,000	—
Chairman of the	2004	$350,000	—	—	—	—
Board and Chief	2003	$338,461	—	—	—	—
Executive Officer

Tae Heum Jeong	2005	$111,470	$20,000	—	500,000	—
Chief Financial	2004	$97,432	—	—	—
Officer	2003	$61,538	—	—	250,000	—

George F. Steinfels[2]	2005	$165,385	$20,000	—	500,000	—
Chief Business Officer and Senior Vice President, Clinical Development	2004	$80,182	—	—	250,000	—

Frank Ferraro[3]	2005	—	—	—	—	$120,000[5]
Chief Executive	2004	$90,000[4]	—	—	—	—
Officer and President	2003	$90,000[4]	—	—	—	—

2 Mr. Steinfels joined in June 2004; therefore, compensation information for Mr. Steinfels is provided only for fiscal 2004 and 2005.

3 Mr. Ferraro resigned from all his positions with the Company in May 2005.

4 During fiscal 2003 and 2004, payments of Mr. Ferraro's salary under his employment agreement were deferred in the amount of $42,026 and $76,020, respectively.

5 Mr. Ferraro received 500,000 shares of common stock issued after the Merger pursuant to the Settlement Agreement dated May 12, 2005 in consideration of the cancellation of $122,500 of deferred salary and certain other reimbursements owed to Mr. Ferraro in exchange for such shares of common stock and certain assets. The value of the 500,000 shares issued to Mr. Ferraro is based on the value of Rexahn, Corp common stock on January 20, 2005.

Option Grants in Last Fiscal Year

Shown below is further information on grants to the named executive officers of options to purchase our common stock pursuant to our stock option plan during the fiscal year ended December 31, 2005, which are reflected in the Summary Compensation Table above, and give effect to the Merger exchange ratio of five shares of Rexahn Pharmaceuticals common stock for each share of Rexahn common stock.

Index

	Number of Securities Underlying Options Granted (Shares)[1]	Percentage of Total Options Granted to Rexahn Employees in Fiscal 2005	Exercise Price (per share)[1]	Expiration Date

Chang H. Ahn	1,000,000	35.7%	$0.80	1/20/2015
Tae Heum Jeong	500,000	17.9%	$0.80	1/20/2015
George F. Steinfels	500,000	17.9%	$0.80	1/20/2015
Frank Ferraro[2]	—	—%	$—	—

1 On January 20, 2005, Dr. Ahn, Mr. Jeong and Dr. Steinfels received grants of options to purchase 200,000, 100,000 and 100,000 shares of Rexahn common stock, respectively, at an exercise price of $4.00 per share, which after giving effect to the adjustments in the Merger became options to purchase 1,000,000, 500,000 and 500,000 shares of Rexahn Pharmaceuticals common stock, respectively, at an exercise price of $0.80. These options will vest 30%, 30% and 40% on the first, second and third anniversaries, respectively, of the date of grant.

2 Mr. Ferraro resigned from all his positions with the Company in May 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Shown below is information with respect to (i) exercises by the named executive officers during fiscal year 2005 of options to purchase Rexahn common stock granted under the Rexahn stock option plan and (ii) the unexercised options to purchase Rexahn Pharmaceuticals common stock derived from options to purchase Rexahn common stock granted to the named executive officers in fiscal year 2005 and prior years and held by them at December 31, 2005, after giving effect to the Merger exchange ratio of five shares of Rexahn Pharmaceuticals common stock for each share of Rexahn common stock.

			Number of Unexercised Options Held at December 31, 2005[1]		Value of Unexercised In-the-Money Options at December 31, 2005[2]
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Chang H. Ahn	—	—	—	1,000,000	$—	$1,200,000
Tae Heum Jeong	—	—	250,000	500,000	$300,000	$600,000
George F. Steinfels	—	—	75,000	675,000	$90,000	$810,000
Frank Ferraro[3]	—	—	—	—	$—	$—

1 Option information reflects options to purchase shares of Rexahn common stock outstanding as of December 31, 2005 which were adjusted in the Merger to become options to purchase Rexahn Pharmaceuticals common stock, and gives effect to the Merger exchange ratio of five shares of Rexahn Pharmaceuticals common stock for each share of Rexahn common stock.

Index

2 Based on closing price of our common stock of $2.00 on December 14, 2005, the last day any trades of common stock were reported in the year 2005.

3 Mr. Ferraro resigned from all his positions with the Company in May 2005.

Stock Option Plan

In July 2003 the board of directors adopted, and in August 2003 our stockholders approved, the Rexahn stock option plan. In connection with the Merger, we assumed the plan and converted all outstanding options to purchase Rexahn common stock into options to purchase Rexahn Pharmaceuticals common stock. The number of shares subject to the converted options was multiplied by five and the exercise price per share was divided by five.

The plan permits grants to be made from time to time as non-qualified stock options or incentive stock options.

Administration. The stock option plan is administered by the board of directors. In the alternative, the board may appoint a stock option committee to administer the plan on behalf of the board. The plan is currently administered by our board of directors. In order to meet the requirements of the rules under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), all future grants under the plan will be made by a committee whose members are "non-employee directors" as defined for purposes of Section 16 of the Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Participation. The persons to whom grants are made under the plan will be selected from time to time by the stock option committee in its sole discretion from among our employees, officers, directors and consultants.

Shares Subject to Stock Option Plan. The plan authorizes the issuance or delivery of an aggregate of 6,992,500 shares of common stock. Shares of common stock subject to the unexercised, undistributed or unearned portion of any terminated or forfeited grant under the plan will be available for further awards.

Stock Options. The plan authorizes grants of stock options, which may be either incentive stock options eligible for special tax treatment or non-qualified stock options. Incentive stock options may be granted only to our employees.

Under the provisions of the plan authorizing the grant of stock options:

•
the option price will be determined by the stock option committee; provided, however, that the option price for an incentive stock option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant (110% for grants to an optionee owning more than 10% of our total combined voting power);

•
the term during which each stock option may be exercised will be determined by the stock option committee; provided, however, that incentive stock options generally may not be exercised more than ten years from the date of grant (five years for grants to an optionee owning more than 10% of our total combined voting power); and

Index

•
at the time of exercise of a stock option the option price must be paid in full in cash or in shares of our common stock or in a combination of cash and shares of our common stock or by such other means as the stock option committee may determine.

All grants made under the plan will be evidenced by a letter to the optionee, together with the terms and conditions applicable to the grants, as determined by the stock option committee consistent with the terms of the plan. These terms and conditions will include, among other things, a provision describing the treatment of grants in the event of certain triggering events, such as a sale of a majority of the outstanding shares of our common stock, a merger or consolidation in which we are not the surviving company, and termination of an optionee's employment, including terms relating to the vesting, time for exercise, forfeiture or cancellation of a grant under such circumstances.

Under the plan, stock options may not be granted after August 5, 2013.

Tax Matters. The following is a brief summary of the material federal income tax consequences of benefits under the plan under present law and regulations:

(a) Incentive Stock Options. The grant of an incentive stock option will not result in any immediate tax consequences to us or the optionee. An optionee will not realize taxable income, and we will not be entitled to any deduction, upon the timely exercise of an incentive stock option, but the excess of the fair market value of the shares of our common stock acquired over the option exercise price will be includable in the optionee's "alternative minimum taxable income" for purposes of the alternative minimum tax. If the optionee does not dispose of the shares of our common stock acquired within one year after their receipt, and within two years after the option was granted, gain or loss realized on the subsequent disposition of the shares of our common stock will be treated as long-term capital gain or loss. Capital losses of individuals are deductible only against capital gains and a limited amount of ordinary income. In the event of an earlier disposition, the optionee will realize ordinary income in an amount equal to the lesser of (i) the excess of the fair market value of the shares of our common stock on the date of exercise over the option exercise price or (ii) if the disposition is a taxable sale or exchange, the amount of any gain realized. Upon such a disqualifying disposition, we will be entitled to a deduction in the same amount as the optionee realizes such ordinary income.

(b) Non-qualified Stock Options. In general, the grant of a non-qualified stock option will not result in any immediate tax consequences to us or the optionee. Upon the exercise of a non-qualified stock option, generally the optionee will realize ordinary income and we will be entitled to a deduction, in each case, in an amount equal to the excess of the fair market value of the shares of our common stock acquired at the time of exercise over the option exercise price.

Amendment, Suspension or Termination of Stock Option Plan. Our board of directors may at any time amend, suspend or discontinue the plan and the stock option committee may at any time alter or amend awards and award agreements made thereunder to the extent permitted by law, provided that no such alteration or amendment will be effective without the approval of our stockholders to the extent that such approval is necessary to comply with any tax or regulatory requirement applicable to the plan and no such alteration and amendment will impair the rights of any recipient of grants without such recipient's consent. In the event of any change in or affecting the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares or other similar event, our board of directors will make such amendments to the plan and outstanding grants and award agreements, and make such adjustments and take such actions as it deems appropriate and equitable. In the event of any proposed change in control (as defined by the plan), the stock option committee will take such action as it deems appropriate and equitable to effectuate the purposes of the plan and to protect the optionees, including, but not limited to, accelerating or changing the exercise dates of stock options, payment of appropriate consideration for the cancellation and surrender of stock options or if equity securities of any other corporation will be exchanged for outstanding shares of our common stock, providing for stock options to become options with respect to such other equity securities. For purposes of the plan, a change in control means the sale, exchange or disposition of substantially all of our assets or any merger, share exchange, consolidation or other reorganization or business combination in which we are not the surviving corporation or in which our stockholders become entitled to receive cash, securities of our company other than voting common stock or securities of another issuer.

Index

Employment Agreements

Chang H. Ahn. Dr. Ahn's employment agreement dated September 12, 2005 provides that Dr. Ahn will serve as Chief Executive Officer ("CEO") of the Company until September 12, 2010, unless Dr. Ahn's employment is sooner terminated as further described below. If Dr. Ahn's employment continues beyond September 12, 2010, such employment will become "at-will," unless his employment agreement is expressly extended.

Dr. Ahn will be paid an annual base salary of $350,000, subject to periodic review and potential increase at the Board's sole discretion. During his employment, Dr. Ahn will be eligible to receive an annual cash bonus, as determined by the Board in its sole discretion, not exceeding 75% of his annual base salary. In order to receive such cash bonus, Dr. Ahn must be actively employed by the Company on the date on which such cash bonus is scheduled to be paid to him. Dr. Ahn will also be eligible to receive options to purchase shares of the Company's stock, to be awarded in the Board's sole discretion under the Company's Stock Option Plan (the "Stock Option Plan"). In addition, Dr. Ahn will be eligible for additional bonus in the form of cash and/or stock that may be awarded in the Board's sole discretion.

If Dr. Ahn suffers a "Disability" (as defined in his employment agreement), the Board, in its sole discretion, may terminate the employment agreement immediately upon written notice to Dr. Ahn. The Board may terminate Dr. Ahn's employment with or without "Cause" (as defined in his employment agreement) or Dr. Ahn may voluntarily terminate his employment, in each case, upon 30 days' written notice.

If the Company terminates Dr. Ahn's employment without Cause (other than following a "Change of Control" (as defined in his employment agreement)), the Company will pay to Dr. Ahn (1) his then current base salary through the termination date, (2) any accrued but unused vacation days as of the termination date, (3) a pro-rata portion of Dr. Ahn's bonus for fiscal year in which the termination occurs, assuming a bonus of 75% of his then current base salary, (4) an amount equaling 6 months of his then current base salary, and (5) continued coverage under the Company's health insurance plan for 18 months. If Dr. Ahn's employment is terminated by the Board without Cause within the one-year period immediately following a Change of Control, the Company will pay to Dr. Ahn the termination compensation and benefits subject to the conditions as described in clauses (1), (2), (3) and (5) of the first sentence of this paragraph. In addition, the Company will pay to Dr. Ahn an amount equaling his then current base salary for the greater of the remainder of the term of his employment under the employment agreement or a period of one year. The payments and benefits to Dr. Ahn described in this paragraph are subject to reimbursement by Dr. Ahn and reduction by any compensation or benefits actually earned or received by Dr. Ahn as an employee of or consultant to any other entity during the period for which Dr. Ahn continues to receive salary payments post-termination, the requirement that Dr. Ahn, in good faith, seek other employment in a comparable position and otherwise mitigate the Company's obligations and Dr. Ahn's execution of a customary release in a form satisfactory to the Company.

Tae Heum Jeong. Mr. Jeong's employment agreement dated September 12, 2005 provides that Mr. Jeong will serve as Chief Financial Officer of the Company until September 12, 2007, unless Mr. Jeong's employment is sooner terminated as further described below. If Mr. Jeong's employment continues beyond September 12, 2007, such employment will become "at-will," unless his employment agreement is expressly extended.

Index

Mr. Jeong will be paid an annual base salary of $160,000, subject to periodic review and potential increase at the Board's sole discretion. During his employment, Mr. Jeong will be eligible to receive an annual cash bonus, as determined by the CEO in his sole discretion, in an amount not exceeding 50% of his annual base salary. In order to receive such cash bonus, Mr. Jeong must be actively employed by the Company on the date on which such cash bonus is scheduled to be paid to him. Mr. Jeong will also be eligible to receive options to purchase shares of the Company's stock, to be awarded in the Board's sole discretion under the Stock Option Plan. In addition, Mr. Jeong will be eligible for additional bonus in the form of cash and/or stock that may be awarded in the Board's sole discretion.

The circumstances under which Mr. Jeong's employment agreement may terminate and the related terms and conditions of any payments and benefits payable to Mr. Jeong as a result of the termination are substantially similar to Dr. Ahn's employment agreement, except that if the Company terminates Mr. Jeong's employment without Cause (other than following a Change of Control), the Company will pay to Mr. Jeong a pro-rata portion of Mr. Jeong's bonus for fiscal year in which the termination occurs, assuming a bonus of 50% of his then current salary.

Mr. Jeong is restricted from soliciting employees or customers of the Company during and for 12 months after the employment period.

George Steinfels. Dr. Steinfels' employment agreement dated September 12, 2005 provides that Dr. Steinfels will serve as Chief Business Officer of the Company until September 12, 2007, unless Dr. Steinfels' employment is sooner terminated as further described below. If Dr. Steinfels' employment continues beyond September 12, 2007, such employment will become "at-will," unless his employment agreement is expressly extended.

Dr. Steinfels will be paid an annual base salary of $200,000, which will be subject to periodic review and potential increase at the Board's sole discretion. During his employment, Dr. Steinfels will be eligible to receive an annual cash bonus, as determined by the CEO in his sole discretion, in an amount not exceeding 50% of his annual base salary. In order to receive such cash bonus, Dr. Steinfels must be actively employed by the Company on the date on which such cash bonus is scheduled to be paid to him. Dr. Steinfels, during his employment, will also be eligible to receive options to purchase shares of the Company's stock, to be awarded in the Board's sole discretion under the Stock Option Plan. In addition, Dr. Steinfels will be eligible for additional bonus in the form of cash and/or stock that may be awarded in the Board's sole discretion.

The circumstances under which Dr. Steinfels' employment agreement may terminate and the related terms and conditions of any payments and benefits payable to Dr. Steinfels as a result of the termination are substantially similar to Mr. Jeong's employment agreement.

Dr. Steinfels is restricted from soliciting employees or customers of the Company during and for 12 months after the employment period.

To the extent that any amounts payable to Dr. Ahn, Mr. Jeong or Dr. Steinfels described above constitute an amount payable under a "nonqualified deferred compensation plan," as defined in Section 409A, following a "separation from service," as defined in Section 409A, such payment will not be made until the date that is six months following the executive's "separation from service," but only if the executive is then deemed to be a "specified employee" under Section 409A.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of common stock as of December 31, 2005 by the following individuals or entities:

Index

•	each person, or group of affiliated persons, known to us to own beneficially own 5% or more of the outstanding common stock;

•	each director;

•	each executive officer; and

•	all of the directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him, her or it. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that will be subject to options held by that person that are exercisable as of March 27, 2006, or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Rexahn Pharmaceuticals Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percentage
Directors and Executive Officers:
Chang H. Ahn*	20,141,660	(1)(2)	43.1%
Young-Soon Park*	9,416,660	(1)(3)	19.9%
John Holaday*	135,000	(4)	Less than 1%
David McIntosh*	75,000	(5)	Less than 1%
Inok Ahn*	650,000	(6)	1.4%
Tae Heum Jeong*	900,000	(7)	1.9%
George F. Steinfels*	225,000	(8)	Less than 1%
All executive officers and directors as a group (7 persons)	25,201,660		52.5%

Holders of more than 5% of shares:
Korean Rexahn Investors Voting Trust*	6,341,660		13.7%
Rexgene Biotech Co., Ltd.**	4,791,670	(9)	10.3%
Chong Kun Dang Pharmaceutical Corp.***	3,000,000	(9)	6.5%
KT&G Corporation****	2,500,000	(9)	5.4%
_______________________________________________
*	c/o Rexahn, Corp, 9620 Medical Center Drive, Rockville, MD 20850.

**	4F Wooyoung Venture Bldg. 1330-13, Seocho-dong Seocho-gu, Seoul 137-070, Korea.

***	368, 3-ga, Chungjeong-ro, Seodaemun-gu, Seoul 120-756, Korea.

****	100 Pyongchon-dong, Daedeog-gu, Daejeon 306-130, Korea.

(1)
Includes 6,341,660 shares of common stock that are subject to the Korean Rexahn Investors Voting Trust, of which Dr. Ahn and Dr. Park are co-trustees. The voting trust agreement will terminate in July 2008, subject to earlier termination in accordance with its terms. As co-trustees, Dr. Ahn and Dr. Park have the exclusive unqualified right and power to exercise all of the voting rights and powers with respect to the shares that are subject to the voting trust. The voting trust holds shares on behalf of approximately sixty individual and institutional owners resident in Korea, none of whom (other than Dr. Park) has investment power with respect to more than 5% of the outstanding shares of common stock.

Index

(2)
Includes Dr. Ahn's options to purchase 300,000 shares of common stock that are currently exercisable and excludes 650,000 shares held by Dr. Ahn's wife, Inok Ahn, as to which shares he disclaims beneficial ownership.

(3)	Includes 166,000 shares of common stock as to which Dr. Park holds sole investment power subject to the Korean Rexahn Investors Voting Trust.

(4)	Includes Dr. Holaday's options to purchase 135,000 shares of common stock that are currently exercisable.

(5)	Includes Mr. McIntosh's options to purchase 75,000 shares common stock that are currently exercisable.

(6)
Excludes 20,141,660 shares held by Mrs. Ahn's husband, Dr. Chang H. Ahn, as to which shares she disclaims beneficial ownership, and includes Mrs. Ahn's options to purchase 150,000 shares of common stock that are currently exercisable.

(7)	Includes Mr. Jeong's options to purchase 400,000 shares of common stock that are currently exercisable.

(8)	Includes Dr. Steinfels' options to purchase 225,000 shares of common stock that are currently exercisable.

(9)	The boards of directors of each of Rexgene, Chong Kun Dang and KT&G, each a Korean corporation, have sole voting and sole investment power as to the shares owned by their respective corporations.

Item 12.  Certain Relationships and Related Transactions

On August 3, 2005, we engaged Montgomery Pacific Group ("MPG") to act as our financial advisor for a one-year term in connection with our growth strategies, certain in licensing activities and acquisition of certain assets. In consideration of the services, we agreed to pay MPG an advisory fee, consisting of an initial retainer fee and success fees subject to the successful closing of licensing transactions, acquisitions and private placements. We paid an initial retainer fee of $50,000 in 2005. Dr. John Holaday, one of our directors, is currently a partner at MPG.

On February 6, 2003, Rexahn entered into a research collaboration agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), the holder of approximately 10.32% of outstanding common stock. Dr. Young-Soon Park, holder of approximately 19.93% of outstanding common stock and a director, served as the Chairman of Rexgene Biotech until 2003.

Under the agreement we and Rexgene agreed to jointly develop and implement a research and development plan (including conducting clinical and animal trials in various countries and exchanging data derived from such trials) in order to register RX-0201, one of our drug candidates, for sale and use in Asian countries. We contributed a license to technology relating to RX-0201, and Rexgene contributed $1,500,000 as initial contributions under the agreement. In addition, Rexgene agreed to conduct clinical trials in Asian countries at its own expense, and we agreed to conduct clinical and animal trials in the United States and in non-Asian countries at our own expense. We and Rexgene also agreed to share data, improvements, developments, discoveries and inventions resulting from the agreement. Under the agreement, Rexgene also received an exclusive license from us to exploit any results from the research development in Asian countries, and we received an exclusive license to exploit any results from the research and development everywhere in non-Asian countries. Pursuant to the terms of the agreement, Rexgene also agreed to pay us 3% of the profits derived from the sale of RX-0201 in Asian countries. The agreement, if not earlier terminated by either us or Rexgene, will terminate on the expiration of the patents resulting from the agreement, or if no such patents are granted, 20 years from February 6, 2003.

On September 3, 2003, we entered into a joint research and development agreement with Chong Kun Dang Pharmaceutical Corp. ("CKD"), the holder of approximately 6.46% of outstanding common stock.

Index

Under the agreement, we and CKD agreed to cooperate in the research and development of a variety of new pharmaceutical compounds for human use in their own capacities. Each of CKD and us has performed and will continue to perform research, development and other obligations under the agreement at its own expense. CKD and Rexahn equally own all information, data, discoveries and all other results, either patentable or non-patentable, made or developed in connection with or arising out of the agreement. All profits derived from or in connection with the agreement will be allocated to CKD and us in proportion to relative contributions based on certain ratios, which vary depending upon a particular research and development phase during which the profits are earned. The agreement, if not earlier terminated by either us or CKD, will last until the expiration of any intellectual property rights pertaining to information, data, discoveries and all other results made or developed in connection with or arising out of the agreement.

Item 13.  Exhibits

Exhibit Number	Exhibit Description
2.1.
Agreement and Plan of Merger dated as of January 20, 2005 by and among CPRD, CRS Merger Sub, Inc., CRS Delaware, Inc. and Rexahn, Corp, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 21, 2005, is incorporated herein by reference.

2.2.
Agreement and Plan of Merger by and between CPRD and CRS Delaware, Inc. dated as of January 20, 2005, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 21, 2005, is incorporated herein by reference.

3.1.
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2004, is incorporated herein by reference.

3.2.	Amended and Restated Bylaws, filed as Appendix H to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2004, is incorporated herein by reference.

4.1.
Specimen Certificate for the Company's Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

9.	Korean Rexahn Investors Voting Trust Agreement dated as of July 2003.

*10.1.1.
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

*10.1.2.
Form of Stock Option Grant Agreement for Employees, filed as Exhibit 4.5.1 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

*10.1.3.
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

*10.2.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and C. H. Ahn, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

*10.3.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and T. H. Jeong, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

*10.4.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and G. Steinfels, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

Index

10.5.	Research Collaboration Agreement dated February 6, 2003 by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd.

10.6.	Revaax License Agreement, dated February 8, 2005, by and between Rexahn Pharmaceuticals, Inc. and Revaax Pharmaceuticals LLC.

23.1.	Consent of Lazar, Levine & Felix, LLP, independent registered public accounting firm.

23.2.	Consent of SF Partnership, LLP, independent registered public accounting firm.

24.	Power of Attorney.

31.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
_______________________
* Management contract or compensation plan or arrangement.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Lazar Levine & Felix LLP and SF Partnership, LLP for the audits of the Company's annual financial statements for the years ended December 31, 2005 and 2004, respectively.

	2005	2004
Audit Fees	$61,000	$26,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Index

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2006.

REXAHN PHARMACEUTICALS, INC.
By:	/s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 2006 by the following persons on behalf of the issuer and in the capacities indicated:

Name	Title

Chang H. Ahn*	Chairman and Chief Executive Officer
Chang H. Ahn

Tae Heum Jeong*	Chief Financial Officer, Secretary and Director
Tae Heum Jeong

Young-Soon Park*	Director
Young-Soon Park

John Holaday*	Director
John Holaday

David McIntosh*	Director
David McIntosh

Inok Ahn*	Director
Inok Ahn

* By:	/s/ Tae Heum Jeong
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page
2.1.
Agreement and Plan of Merger dated as of January 20, 2005 by and among CPRD, CRS Merger Sub, Inc., CRS Delaware, Inc. and Rexahn, Corp, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 21, 2005, is incorporated herein by reference.

2.2.
Agreement and Plan of Merger by and between CPRD and CRS Delaware, Inc. dated as of January 20, 2005, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on January 21, 2005, is incorporated herein by reference.

3.1.
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2004, is incorporated herein by reference.

3.2.	Amended and Restated Bylaws, filed as Appendix H to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2004, is incorporated herein by reference.

4.1.
Specimen Certificate for the Company's Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

9.	Korean Rexahn Investors Voting Trust Agreement dated as of July 2003.

*10.1.1.
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

*10.1.2.
Form of Stock Option Grant Agreement for Employees, filed as Exhibit 4.5.1 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

*10.1.3.
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company's Registration Statement on Form S-8 (File No. 333-129294 ) dated October 28, 2005, is incorporated herein by reference.

*10.2.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and C. H. Ahn, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

*10.3.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and T. H. Jeong, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

*10.4.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and G. Steinfels, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

10.5.	Research Collaboration Agreement dated February 6, 2003 by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd.

Index

10.6.	Revaax License Agreement, dated February 8, 2005, by and between Rexahn Pharmaceuticals, Inc. and Revaax Pharmaceuticals LLC.

23.1.	Consent of Lazar, Levine & Felix, LLP, independent registered public accounting firm.

23.2.	Consent of SF Partnership, LLP, independent registered public accounting firm.

24.	Power of Attorney.

31.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

_______________________
* Management contract or compensation plan or arrangement.