Form 10QSB
period 2006-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2006-05-15
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
☐ Yes          ☒ No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 46,415,632 shares issued and outstanding as of May 4, 2006

Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☒

REXAHN PHARMACEUTICALS, INC.

i

Index

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
REXAHN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$507,182	$1,679,441
Short-term investments	7,339,687	8,437,184
Prepaid expenses and other	59,874	54,774
Total Current Assets	7,906,743	10,171,399
Equipment, Net	186,899	203,632
Intangible Assets, Net	335,546	339,890
Total Assets	$8,429,188	$10,714,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$702,696	$587,612
Licensing fee payable	128,640	172,813

Total Current Liabilities	831,336	760,425
Long-term convertible debt	3,850,000	3,850,000
Deferred revenue	1,256,250	1,275,000

Total Liabilities	5,937,586	5,885,425

Commitment and Contingencies
Stockholders' Equity
Common stock, par value $0.0001	4,642	4,641
Additional paid-in capital	19,366,471	19,029,178
Accumulated deficit during the development stage	(16,879,511)	(14,204,323)
Total Stockholders' Equity	2,491,602	4,829,496
Total Liabilities and Stockholders' Equity	$8,429,188	$10,714,921

See notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Cumulative from
	March 19, 2001
	(Inception) to	Three Months
	March 31,	Ended March 31,
	2006	2006	2005
Revenue:
Interest and other income	$502,641	$111,192	$4,809
Research	243,750	18,750	18,750
	746,391	129,942	23,559

Expenses:
General and administrative	6,378,591	566,969	312,880
Beneficial conversion feature	1,625,000	-	-
Research and development	7,292,630	1,801,135	378,497
Stock option compensation expense	1,541,686	336,094	73,963
Patent fees	247,089	19,403	28,584
Interest	261,948	60,452	19,469
Depreciation and amortization	278,958	21,077	16,517
	17,625,902	2,805,130	829,910
Net Loss	$(16,879,511)	$(2,675,188)	$(806,351)

Loss per weighted average number of shares outstanding basic and diluted		$(0.06)	$(0.02)

Weighted average number of shares outstanding basic and diluted		46,412,688	38,133,330

See notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Cumulative from
	March 19, 2001
	(Inception) to	Three Months Ended
	March 31,	March 31,
	2006	2006	2005
Cash Flows from Operating Activities:
Net loss	$(16,879,511)	$(2,675,188)	$(806,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	1,625,000	—	—
Compensatory stock	21,877	—	—
Depreciation and amortization	278,958	21,077	16,517
Stock option compensation expense	1,541,686	336,094	73,963
Deferred revenue	1,256,250	(18,750)	(18,750)
Changes in assets and liabilities:
Prepaid expenses and other	(59,874)	(5,100)	8,127
Accounts payable and accrued expenses	702,696	115,084	16,485
Net Cash Used in Operating Activities	(11,512,918)	(2,226,783)	(710,009)
Cash Flows from Investing Activities
Short-term investments	(7,339,687)	1,097,497	—
Purchase of equipment	(445,187)	—	—
Net Cash (Used in) Provided by Investing Activities	(7,784,874)	1,097,497	—
Cash Flows from Financing Activities
Issuance of common stock	14,882,550	1,200	—
Proceeds from long-term debt	5,150,000	—	3,850,000
Principal payments on long-term debt	(227,576)	(44,173)	(46,875)
Net Cash (Used in) Provided by Financing Activities	19,804,974	(42,973)	3,803,125
Net (Decrease) Increase in Cash and Cash Equivalents	507,182	(1,172,259)	3,093,116
Cash and Cash Equivalents - beginning of period	—	1,679,441	1,015,979

Cash and Cash Equivalents - end of period	$507,182	$507,182	$4,109,095
Supplemental Cash Flow Information
Interest paid	$12,377	$2,702	$659

Non-cash investing and financing activities:
In February 2005, the Company entered into a licensing agreement in exchange for debt of $356,215

See notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

The accompanying unaudited financial statements of Rexahn Pharmaceuticals, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 2, there have been no significant changes in our accounting policies since December 31, 2005. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies (cont'd)

Reverse Merger Acquisition (cont'd)

As part of the Acquisition Merger, the Company assumed the convertible notes and the conversion price was adjusted to reflect the merger exchange ratio.

For accounting purposes, the Acquisition Merger is accounted for as a reverse acquisition of CRS (legal acquirer) by Rexahn (accounting acquirer). As a result, following the Acquisition Merger, the historical financial statements of Rexahn became the historical financial statements of the Company.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective January 1, 2006 for the Company and was adopted using a modified prospective method during the quarter ended March 31, 2006. Note 4 provides disclosure on the effect of the adoption of SFAS No. 123R on net income and earnings per share.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

3.	Common Stock

Authorized
500,000,000 shares of common stock, voting, par value $0.0001
	March 31, 2006	December 31, 2005

46,415,632 shares (2005 - 46,410,632) of common stock	$4,642	$4,641

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

3.	Common Stock (cont'd)

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

On February 22, 2006, an option holder exercised their options to purchase shares of the Company's common stock for cash of $1,200. Pursuant to the agreement, the Company issued an aggregate 5,000 shares.

4.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan. Under the plan, the Company grants stock options to key employees, directors and consultants of the Company. For all grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary and the remaining 40% on the third anniversary. For grants to non employee directors and consultants of the Company after September 12, 2005, the vesting period is 100% on the first anniversary of the grant date, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements. Options authorized for issuance under the plan total 6,992,500 and as of March 31, 2006, 1,182,500 options are available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

Effective January 1, 2006, the plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the SEC staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

4.	Stock-Based Compensation (cont'd)

Prior to January 1, 2006, the Company accounted for similar employee transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for employee fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While SFAS No. 123, for employee options, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123", was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting SFAS No. 123R, the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards will be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123R, the Company's results of operations for the three months ended March 31, 2006 include share-based employee compensation expense totaling approximately $151,482. Such amounts have been included in the Statements of Operations in stock option compensation expense. No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. No stock option compensation expense was recorded under APB No. 25 in the Statements of Operations for the three months ended March 31, 2005.

Employee stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

4.	Stock-Based Compensation (cont'd)

Accounting for Non-employee Awards:

The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with SFAS No. 123 and EITF No. 96-18. The adoption of SFAS No. 123R and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”).

Stock compensation expense related to non-employee options was $184,613 and $73,963 for the three month periods ended March 31, 2006 and 2005, respectively. Such amounts have been included in the Statements of Operations in stock option compensation expense.

The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $0 and $0.61, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123R and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2006	2005

Black-Scholes Weighted Average Assumptions:
Expected dividend yield	0	0
Expected volatility	100%	100%
Risk free interest rate	4.82%	4.46%
Expected term (in years)	4.75 years	5 years

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of SFAS No. 123R:

The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

4.	Stock-Based Compensation (cont'd)

Three Months Ended March 31, 2005
Net loss, as reported	$(806,351)
Add: Employee stock option compensation expense included in reported net loss	—
Deduct: Employee stock option compensation expense determined under fair value-based method for all employee awards (no tax effect)	(132,828)

Pro forma net loss	$(939,179)
Net loss per share:	__________________
Basic and diluted-as reported	$(0.02)
Basic and diluted-pro forma	$(0.02)

The Company did not grant any options under the plan during the three months ended March 31, 2006.

The following table represents the Company's stock options granted, exercised, and forfeited during the three months ended March 31, 2006.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

4.	Stock-Based Compensation (cont'd)

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value

Outstanding at January 1, 2006	5,770,000	$0.84	-	-

Granted	-	-	-	-
Exercised	(5,000)	$0.24	-	-
Cancelled	-	-	-	-

Outstanding at March 31, 2006	5,765,000	$0.84	8.5 years	$4,093,150

Exercisable at March 31, 2006	2,070,125	$0.65	7.9 years	$1,863,113

A total of 5,000 and no options were exercised the first quarter of 2006 and 2005, respectively. The intrinsic value of the options exercised was $9,550 for the period ended March 31, 2006 and 2005.

As of March 31, 2006, there was $2,984,194 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

5.	Income Taxes

As of March 31, 2006 and 2005, the Company had $14,774,728 and $7,879,793, respectively, of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2024.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

6.	Commitments and Contingencies

a)
On January 3, 2006, the Company contracted with Formatech to perform RX-0201 experiments in an effort to develop a more concentrated dosage form. The cost of the project is $40,000, of which $20,000 was paid in the three months ended March 31, 2006. The remaining $20,000 will be paid upon delivery of the formal report, expected in 2006. In addition, on January 6, 2006, the Company entered into a drug packaging agreement with Formatech for Phase II clinical trials of RX-0201. In accordance with the agreement, the cost of the project is $128,250, of which $51,300 was paid during the three months ended March 31, 2006. The remainder will be paid during 2006.

b)
On January 6, 2006, the Company contracted with Amarex, LLC to conduct Phase II clinical studies. In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244. The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing. The Company paid $174,027 towards the cost of the study in the three months ended March 31, 2006 and a monthly payment of $18,633 was included in accounts payable and accrued expenses at March 31, 2006.

c)
On March 1, 2006, the Company entered into a research program with Ewha Womans University. The effective period of the agreement is from March 1, 2006 to February 28, 2007. In accordance with the agreement, the cost of the research program is $40,000 and is payable upon full execution of the agreement. The Company included $40,000 in accounts payable and accrued expenses at March 31, 2006.

d)
The Company entered into numerous consulting agreements in connection with the RX-0201 drug discovery and development program as well as strategic development and other areas of corporate activity. The remaining terms of the agreements range from 6 months to 5 years and result in a minimum commitment of $58,000.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three Months Ended March 31, 2006 and 2005
(Unaudited)

7.	Subsequent Events

On April 19, 2006, the Company executed definitive agreements with Future Systems, Inc. ("FSI"), a Korean stock exchange (KOSDAQ) listed information technology company based in Seoul, Korea. Pursuant to the agreements, the Company will transfer to FSI exclusive rights and a non-exclusive license to develop, manufacture, and sell products based on Rexahn’s RX-0201, RX-0047 and RX-10100 drug candidates in certain territories for approximately $35.8 million, and simultaneously, FSI will issue and sell 4,326,854 shares of its common stock to the Company, representing approximately 28% of FSI’s outstanding shares, after giving effect to the subscription. The investment, of approximately $35.8 million, would make the Company the largest single stockholder of FSI. In addition, the Company entered into an agreement with FSI and Core F.G. Co., Ltd., the general partner of Triplewin Corporate Restructuring Partnership, the current majority shareholder of FSI, with respect to the management of FSI in connection with redirecting FSI’s business focus to the biopharmaceutical industry. Completion of the transactions is subject to customary closing conditions, including approval by FSI shareholders, and the transactions are expected to close during the second quarter of 2006.

8.	Comparative Information

Certain amounts for fiscal 2005 have been reclassified to conform with the current year's financial statement presentation.

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Our company resulted from the merger of Corporate Road Show.Com Inc., a New York corporation incorporated in November 1999 ("CPRD"), and Rexahn, Corp, a Maryland corporation, immediately after giving effect to our reincorporation as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." In connection with that transaction, a wholly owned subsidiary of ours merged with and into Rexahn, Corp, with Rexahn, Corp remaining as the surviving corporation and a wholly owned subsidiary of ours. In exchange for their shares of capital stock in Rexahn, Corp, the former stockholders of Rexahn, Corp received shares of common stock representing approximately 91.8% of our outstanding equity after giving effect to the transaction. Further, upon the effective time of the merger, our historic business was abandoned and the business plan of Rexahn, Corp was adopted. The transaction was therefore accounted for as a reverse acquisition with Rexahn, Corp as the accounting acquiring party and CPRD as the acquired party. In September 2005, Rexahn, Corp was merged with and into our company.

Our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the Food and Drug Administration ("FDA") or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of common stock and debt securities, and collaboration agreements with our strategic investors.

RECENT DEVELOPMENTS

On April 19, 2006, we executed definitive agreements with Future Systems, Inc., or FSI, a Korean stock exchange (KOSDAQ) listed information technology company based in Seoul, Korea, pursuant to which we will transfer to FSI exclusive rights and a non-exclusive license to develop, manufacture, and sell products based on our RX-0201, RX-0047 and RX-10100 drug candidates in certain territories for approximately $35.8 million, and simultaneously, FSI will issue and sell 4,326,854 shares of its common stock to us, representing approximately 28% of FSI’s outstanding shares, after giving effect to the subscription. The investment, of approximately $35.8 million, would make us the largest single stockholder of FSI. In addition, we entered into an agreement with FSI and Core F.G. Co., Ltd., the general partner of Triplewin Corporate Restructuring Partnership, the current majority shareholder of FSI, with respect to the management of FSI in connection with redirecting FSI’s business focus to the biopharmaceutical industry. Completion of the transactions is subject to customary closing conditions, including approval by FSI shareholders, and the transactions are expected to close during the second quarter of 2006.

The principal agreements include a share subscription agreement, an intellectual property assignment and license agreement and a management agreement.

This acquisition will allow us to exploit an additional source of capital, exploit additional market opportunities by taking advantage of skilled labor, manufacturing, and market extension, extend the reach of our intangible assets and reduce risk through diversification.

Index

FSI is expected to redirect its business focus to the biopharmaceutical industry and will be organized into the following three major departments:

•	Generic drug development;
•	Nano DDS drug development; and
•	Marketing Rexahn’s cancer and neuro drug candidates in Asia.

In the future, we believe this acquisition will allow us to collaborate with FSI on new drug developments, merge or acquire a pharmaceutical company in Korea, license late stage or marketed products, establish business development in Asia (e.g., manufacturing, licensing, sales, marketing, strategic partnering, etc.) and obtain financing through public offerings in Korea.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. This Quarterly Report contains statements accompanied by such phrases as "believe", "estimate", "expect", "anticipate", "may", "intend" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

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

CRITICAL ACCOUNTING POLICIES

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are in accordance with United States generally accepted accounting principles ("GAAP") and their basis of application is consistent with that of the previous year.

Index

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement is effective beginning with this fiscal quarter, and has been adopted using the modified prospective method.

For all non-employee stock-based compensation we use the fair value method in accordance with SFAS No. 123 and EITF 96-18.

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

Prior to the adoption of SFAS No. 123R, we used the intrinsic value method to account for stock-based compensation in accordance with APB Opinion No. 25 and, as permitted by SFAS No. 123, provided pro forma disclosures of net loss and loss per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of our common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

Index

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2006:

Total Revenues

For the three months ended March 31, 2006, we recorded revenue of $129,942, including $18,750 from the recognition of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder. We recorded $111,192 of interest and other income from the investment of our cash and cash equivalents and other short-term investments for the three months ended March 31, 2006, compared to $4,809 for the same period in 2005. The increase of $106,383 in total revenues, or 452%, was primarily due to an increase in interest income in the three months ended March 31, 2006, compared to the same period in 2005 as a result of higher cash and cash equivalent balances during the 2006 period.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $254,089, or 81%, from $312,880 for the three months ended March 31, 2005 to $566,969, for the three months ended March 31, 2006. The increase was due primarily to professional fees and expenses incurred in connection with our being a public company following our reverse merger transaction completed on May 13, 2005, including legal and accounting fees and expenses.

Index

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Research and development expenses increased $1,422,638, or 376%, from $378,497 for the three months ended March 31, 2005 to $1,801,135 for the three months ended March 31, 2006. The increase was due primarily to the fact that the clinical trials of RX-0201, one of our drug candidates, are continuing and we have taken preliminary steps to prepare other drug candidates for clinical trials. We expect that research and development expenses will continue to increase as our other drug candidates move into the clinical trials phases of development.

Stock Option Compensation Expenses

In 2003 our board of directors adopted and our shareholders approved the Rexahn Stock Option Plan. Under the plan, we incurred compensation expenses of $336,094 for the three months ended March 31, 2006, compared to compensation expenses of $73,963 for options issued to employees and non-employees for the three months ended March 31, 2005.

Patent Fees

Our patent fees decreased $9,181, or 32%, from $28,548 for the three months ended March 31, 2005 to $19,403 for the three months ended March 31, 2006. The decrease was due primarily to a decrease in the number of patent filings made during the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Interest Expense

Interest expense increased $40,983, or 211% from $19,469 for the three months ended March 31, 2005 to $60,452 for the three months ended March 31, 2006. The increase was attributable to the interest on the convertible notes issued February 2005 being reflected for a full period compared to a partial period in 2005.

Depreciation and Amortization

Depreciation and amortization expenses increased $4,560, or 28%, from $16,517 for the three months ended March 31, 2005 to $21,077 for the three months ended March 31, 2006. The increase was due primarily to a move to a new facility in July 2004 and the related purchase of new laboratory equipment.

Net Loss

As a result of the above, the net loss for the three months ended March 31, 2006 was $2,675,188, or $0.06 per share, compared to a net loss of $806,351 or $0.02 per share, for the three months ended March 31, 2005.

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

RX-0201

RX-0201 is currently our leading drug candidate and has been in a Phase I clinical trial at Georgetown University's Lombardi Cancer Center since September 2004 and the University of Alabama at Birmingham since August 2005. The costs incurred for the clinical trial to date have been approximately $800,000. As the main purpose of this clinical trial is to establish the safety of RX-0201, the parameters that determine the completion of this project are a direct function of the safety profile of this compound in humans. As this is the first time that RX-0201 has been administered to humans, the safety profile in humans is unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints are met is an estimate. If more doses are required than estimated, completion of the Phase I clinical trials may be delayed. Therefore, the costs, timing and efforts necessary to complete this program also are estimates. We currently estimate that the completion of the Phase I clinical trial will require approximately $250,000 and anticipate its completion in the third quarter of 2006.

RX-0047 and RX-5902

RX-0047 and RX-5902 are all in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA. To date, the costs incurred for development of these compounds to date have been approximately $750,000 for RX-0047, and $250,000 for RX-5902. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000. These compounds may be entered into these Phase I clinical trials in late 2006 or early 2007.

Index

The conduct of the clinical trial and toxicology studies described above are being accomplished in conjunction with third-party clinical research organizations, or CROs, at external locations. This business practice is typical for the pharmaceutical industry and companies like us. As a result, the risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control. A delay in any of these programs may not necessarily have a direct impact on our daily operations. However, to the extent that a delay results in additional cost to us, a higher than expected expense may result.

RX-10100

RX-10100 is in early pre-IND stages of development and the next scheduled event is the synthesis and testing of novel formulations for pre-clinical and clinical evaluations. We currently estimate that these studies will require approximately $300,000 and $450,000, respectively. We are preparing to initiate a Phase I/II clinical trial of RX-10100 during 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2,226,783 for the three months ended March 31, 2006 compared to cash used in operating activities of $710,009 for the same period ended March 31, 2005. The operating cash flows during the three months ended March 31, 2006 reflect our loss from operations of $2,675,188, offset by non-cash charges of $338,421 and a net increase in cash components of working capital of $109,984. Non-cash charges consist of depreciation and amortization of $21,077, stock option compensation expense of $336,904 and deferred revenue of $18,750. The increase in working capital primarily consists of a $115,084 increase in accounts payable and accrued expenses.

There was no cash provided by or used in investing activities during the three months ended March 31, 2005. Cash investing activities of $1,097,497 during the three months ended March 31, 2006 reflects short-term investments of $1,097,497. Cash provided by financing activities of $3,803,125 during the three months ended March 31, 2005 consisted of proceeds from the issuance of long-term debt in financing transactions of $3,850,000, offset by principal payments on long-term debt of $46,875. Cash used in financing activities of $42,973 during the three months ended March 31, 2006 consisted of principal payments on long-term debt of $44,173, offset by proceeds from the issuance of common stock.

For the three months ended March 31, 2006, and the years ended December 31, 2005 and 2004, we experienced net losses of $2,675,188, $6,349,540 and $3,723,442, respectively. Our accumulated deficit as of March 31, 2006, and December 31, 2005 and 2004 was $16,879,511, $14,204,323 and $7,854,783, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings. During the three months ended March 31, 2006, we had a net decrease in cash and cash equivalents of $1,172,259. This decrease primarily resulted from net losses of $2,675,188. Total cash resources as of March 31, 2006 were $507,182 compared to $4,109,095 as of March 31, 2005.

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

Index

CONTRACTUAL OBLIGATIONS

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrollment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. For the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, we paid $0, $0 and $17,426, respectively towards the cost of this program.

On August 17, 2004, we entered into an agreement with Formatech, Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total cost of these services is $46,700. For the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, we paid $0, $10,400 and $22,900, respectively, towards the cost of these studies. The remainder consists of a $5,200 payment due during 2006 and $8,200 due during 2007.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease are as follows:

For the years ending December 31
2006	$209,874
2007	216,170
2008	222,655
2009	112,972

$761,671

On August 1, 2005, we signed a one year contract with the University of Massachusetts Medical School ("UMASS") to test proprietary drugs in preclinical behavioral assays of anxiety and cognition. We agreed to provide UMASS with a grant of $76,666, which includes the full direct and indirect costs of the preclinical study, payable in four equal quarterly installments of $19,167. For the year ended December 31, 2005, we made two quarterly payments totaling $38,334 and an additional $19,167 payment during the quarter ended March 31, 2006. The remainder is due in 2006.

On August 3, 2005, we engaged Montgomery Pacific Group ("MPG") to act as our financial advisor for a one-year term in connection with our growth strategies, certain licensing activities and acquisition of certain assets. In consideration of the services, we agreed to pay MPG an advisory fee, consisting of an initial retainer fee and success fees subject to the successful closing of licensing transactions, acquisitions and private placements. An initial retainer fee of $50,000 was paid during the year ended December 31, 2005. Dr. John Holaday, a former director of ours, is a partner of MPG.

Index

On October 6, 2005, we entered into an agreement with Avecia Biotechnology Inc. ("Avecia"). Avecia will manufacture and supply us with RX-0201 and related drug services. The total cost of the project is $1,749,443. For the three months ended March 31, 2006 and the years ended December 31, 2005, we paid $1,228,043 and $521,400, respectively, towards the cost of these studies. We included $45,000 in accrued expenses at March 31, 2006.

On January 3, 2006, we contracted with Formatech to perform RX-0201 experiments in an effort to develop a more concentrated dosage form. The cost of the project is $40,000, of which $20,000 was paid in the three months ended March 31, 2006. The remaining $20,000 will be paid upon delivery of the formal report, expected in 2006. In addition, on January 6, 2006, we entered into a drug packaging agreement with Formatech for Phase II clinical trials of RX-0201. In accordance with the agreement, the cost of the project is $128,250, of which $51,300 was paid during the three months ended March 31, 2006. The remainder will be paid during 2006.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies. In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244. The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing. We paid $174,027 towards the cost of the study in the three months ended March 31, 2006 and a monthly payment of $18,633 was included in accrued expenses at March 31, 2006.

On March 1, 2006, we entered into a research program with Ewha Womans University. The effective period of the agreement is from March 1, 2006 to February 28, 2007. In accordance with the agreement, the cost of the research program is $40,000 and is payable upon full execution of the agreement. We included $40,000 in accrued expenses at March 31, 2006.

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

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans and our capital resources (including the proceeds of our 2005 financings), we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase I clinical trials for RX-10100. Over the next 12 months we expect to spend a minimum of approximately $3 million on clinical development for Phase I and Phase II clinical trials of RX-0201 (including our commitments described under "Contractual Commitments" of this Item 2), $2.5 million on general corporate expenses, and $250,000 on facilities rent. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including pre-clinical studies and Phase I clinical trials for RX-0047 and in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-5209, RX-10100 and other new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate $10 million through the first quarter of 2007.

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

Index

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

We have generated no revenues to date from product sales. Our accumulated deficit as of March 31, 2006 and December 31, 2005 was $16,879,511 and $14,204,323, respectively. For the quarter ended March 31, 2006 and the year ended December 31, 2005, we had net losses of $2,675,188 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

Index

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

Index

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

Index

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

Index

•
Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, ("DEA"), and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards, but we may be ultimately responsible for any of their failures.

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

Index

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and PCT patent applications for anti-Akt compounds, including RX-0201, anti-HIF compounds, including RX-0047. We have also filed three U.S. provisional patent applications for new anti-cancer quinazoline compounds, new anti-cancer nucleoside products and a drug target, cenexin, a polo-box binding protein. In December 2004, we also filed two Korean patent applications for new anti-cancer piperazine compounds. Through our licensing agreement with Revaax Pharmaceuticals LLC, we hold exclusive rights to five patents and 14 patent applications, with respect to certain chemical structures related to antibiotics, but without antibiotic efficacy. However, we cannot predict:

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

Index

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

Index

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments. Our accumulated deficit as of March 31, 2006 and December 31, 2005 was $16,879,511 and $14,204,323, respectively. For the quarter ended March 31, 2006 and the year ended December 31, 2005, we had net losses of $2,675,188 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

Index

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

Some or all of the "restricted" shares of our common stock issued in the merger of CPRD and Rexahn, Corp or held by other stockholders may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1 percent of the outstanding shares (approximately 464,416 shares) during a three month period. Any of the restricted shares may be freely sold by a non-affiliate after they have been held two years.

Trading of our common stock is limited.

Trading of our common stock is currently conducted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board ("OTC-BB"). The liquidity of our securities has been limited, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us.

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

Index

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to affect, our financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We are not subject to any pending legal proceedings, nor are we aware of any threatened claim against us.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Index

Item 6.  EXHIBITS

Exhibit Number	Description

10.1
Extension of Stock Option Agreements dated May 2, 2006 by and between the Company and John Holaday, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2006, is incorporated by reference.

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

REXAHN PHARMACEUTICALS, INC.

/s/ Ted T.H. Jeong
Name: Ted T. H. Jeong
Title: Chief Financial Officer and Secretary
Date: May 15, 2006

Index

EXHIBIT INDEX

Exhibit Number	Description

10.1
Extension of Stock Option Agreements dated May 2, 2006 by and between the Company and John Holaday, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2006, is incorporated by reference.

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