Form 10QSB
period 2006-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2006-08-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 50,265,632 issued and outstanding as of August 14, 2006

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

REXAHN PHARMACEUTICALS, INC.

i

Index

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REXAHN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,592	$1,679,441
Short-term investments	6,224,614	8,437,184
Prepaid expenses and other	58,002	54,774

Total Current Assets	6,350,208	10,171,399
Equipment, Net	170,165	203,632
Intangible Assets, Net	331,093	339,890

Total Assets	$6,851,466	10,714,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$241,969	$587,612
Licensing fee payable	85,120	172,813

Total Current Liabilities	327,089	760,425
Long-term convertible debt	-	3,850,000
Deferred revenue	1,237,500	1,275,000

Total Liabilities	1,564,589	5,885,425

Commitment and Contingencies (note 6)

Stockholders' Equity
Common stock, par value $0.0001	5,028	4,641
Treasury stock, 14,205 shares, at cost	(28,410)	-
Additional paid-in capital	23,691,719	19,029,178
Accumulated deficit during the development stage	(18,381,460)	(14,204,323)

Total Stockholders' Equity	5,286,877	4,829,496

Total Liabilities and Stockholders' Equity	$6,851,466	$10,714,921

See notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,
	2006	2006	2005	2006	2005

Revenue:
Interest and other income	$590,728	$88,087	$31,960	$199,279	$36,769
Research	262,500	18,750	18,750	37,500	37,500

	853,228	106,837	50,710	236,779	74,269

Expenses:
General and administrative	6,969,190	590,599	883,950	1,157,568	1,196,832
Beneficial conversion feature	1,625,000	-	-	-	-
Research and development	7,741,950	449,320	176,940	2,250,455	555,436
Stock option compensation expense	2,013,911	472,225	131,598	808,319	227,309
Patent fees	291,975	44,886	26,858	64,289	55,442
Interest	292,517	30,569	57,750	91,021	77,219
Depreciation and amortization	300,145	21,187	16,517	42,264	33,033

	19,234,688	1,608,786	1,293,613	4,413,916	2,145,271

Net Loss	$(18,381,460)	$(1,501,949)	$(1,242,903)	$(4,177,137)	$(2,071,002)

Loss per weighted average number of shares outstanding basic and diluted		$(0.03)	$(0.03)	$(0.09)	$(0.05)

Weighted average number of shares basic and diluted		48,488,709	39,834,175	47,456,433	38,987,503

See notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Cumulative from March 19, 2001	Six Months Ended
	(Inception) to	June 30,
	June 30, 2006	2006	2005

Cash Flows from Operating Activities:
Net loss	$(18,381,460)	$(4,177,137)	$(2,071,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	1,625,000	—	—
Compensatory stock	21,877	—	—
Depreciation and amortization	300,145	42,264	33,034
Stock option compensation expense	2,013,911	808,319	227,309
Deferred revenue	1,237,500	(37,500)	(37,500)
Changes in assets and liabilities:
Prepaid expenses and other	(58,002)	(3,228)	(33,618)
Accounts payable and accrued expenses	241,969	(345,643)	181,113

Net Cash Used in Operating Activities	(12,999,060)	(3,712,925)	(1,700,664)

Cash Flows from Investing Activities
Short-term investments	(6,224,614)	2,212,570	—
Purchase of equipment	(445,187)	—	—

Net Cash (Used in) Provided by Investing Activities	(6,669,801)	2,212,570	—

Cash Flows from Financing Activities
Issuance of common stock	14,885,959	4,609	—
Proceeds from long-term debt	5,150,000	—	3,850,000
Principal payments on long-term debt	(271,096)	(87,693)	(93,750)
Purchase of treasury stock	(28,410)	(28,410)	—

Net Cash Provided by (Used in) Financing Activities	19,736,453	(111,494)	3,756,250

Net Increase (Decrease) in Cash and Cash Equivalents	67,592	(1,611,849)	2,055,586

Cash and Cash Equivalents - beginning of period	—	1,679,441	1,015,979

Cash and Cash Equivalents - end of period	$67,592	$67,592	$3,071,565

Supplemental Cash Flow Information
Interest paid	$292,912	$280,535	$659

Non-cash investing and financing activities:
In February 2005, the Company entered into a licensing agreement in exchange for debt of $375,000.
In May 2006, the convertible debt of $3.85 million was converted into 3.85 million shares of the Company's common stock.

See notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

1.	Organization

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

1.	Organization (cont'd)

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

Recent Accounting Pronouncements

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

3.	Long-Term Convertible Debt

On February 28, 2005, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, as amended, $3,850,000 aggregate principal amount of 6% convertible notes due on February 28, 2008. The notes are subject to conversion into shares of common stock of the Company, at the holder's option, at any time from and after the earlier of (i) the date of the first anniversary of the closing of the Acquisition Merger (May 13, 2006) and (ii) May 26, 2006 to the maturity date, February 28, 2008. The notes will be automatically converted upon (i) the closing of the sale of all or substantially all of the assets of the Company or any merger, consolidation or other business combination and (ii) the maturity date. The conversion price is equal to the lesser of $1.00 per share (as adjusted in the Acquisition Merger) and a floating price determined by the average of three lowest current market prices of Company common stock during the 40 calendar day period immediately preceding conversion. On May 13, 2006, owners of the convertible debt exercised their option to convert the entire principal amount of the notes into 3,850,000 shares of the Company’s common stock.

4.	Common Stock

Authorized
500,000,000 shares of common stock, voting, par value $0.0001

	June 30, 2006	December 31, 2005

Issued
50,279,837 shares (2005 - 46,410,632) of common stock
Outstanding
50,265,632 shares (2005 - 46,410,632) of common stock	$5,028	$4,641
14,205 shares (2005 - 0) of treasury stock	28,410	—

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

4.	Common Stock (cont'd)

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

On April 12, 2006, an option holder exercised their option to purchase shares of Rexahn’s common stock for a cash payment of $3,409. Pursuant to the agreement, the Company issued an aggregate 14,205 shares. On the same date, the Company agreed to purchase the shares of Rexahn common stock for treasury in exchange for the aggregate purchase price of $28,410 in cash.

On May 13, 2006, owner’s of the $3,850,000 convertible debt issued on February 28, 2005, exercised their option to convert the entire principal amount of the note into shares of the Company’s common stock. Based on a $1.00 per share conversion price, the Company issued 3,850,000 shares of common stock in connection with the transaction (See Note 3).

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

5.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan. Under the plan, the Company grants stock options to key employees, directors and consultants of the Company. For all grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary and the remaining 40% on the third anniversary. For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is 100% on the first anniversary of the grant date, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements. Options authorized for issuance under the plan total 17,000,000 after giving effect to an amendment to the Company's Stock Option Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and as of June 30, 2006, 10,204,205 options are available for issuance.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

5.	Stock-Based Compensation (cont'd)

Prior to January 1, 2006, the Company accounted for similar employee transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for employee stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While SFAS No. 123, for employee options, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123", was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company has complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

As a result of the adoption of SFAS No. 123R, the Company's results of operations for the three and six months ended June 30, 2006 include share-based employee compensation expense totaling approximately $178,314 and $329,795, respectively.  Such amounts have been included in the Statements of Operations in stock option compensation expense. No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. No stock option compensation expense was recorded under APB No. 25 in the Statements of Operations for the three and six months ended June 30, 2005.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

5.	Stock-Based Compensation (cont'd)

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

Accounting for Non-Employee Awards

The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with SFAS No. 123 and EITF No. 96-18. The adoption of SFAS No. 123R and SAB No. 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to apply the additional guidance set forth in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”).

Stock compensation expense related to non-employee options was $293,912 and $478,525 for the three and six months ended June 30, 2006, respectively, and $96,020 and $227,309 for the three and six months ended June 30, 2005, respectively. Such amounts have been included in the Statements of Operations in stock option compensation expense.

The weighted average estimated fair value of stock options granted in the six months ended June 30, 2006 and 2005 was $0.92 and $0.61, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123R and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

5.	Stock-Based Compensation (cont'd)

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Black-Scholes Weighted Average Assumptions:	2006	2005	2006	2005
Expected dividend yield	0	0	0	0
Expected volatility	100%	100%	100%	100%
Risk free interest rate	4.990%	4.54%	4.990%	4.54%
Expected term (in years)	5 years	5 years	5 years	5 years

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of SFAS No. 123R

The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards during the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net loss, as reported	$(1,242,903)	$(2,071,002)
Add: Employee stock option compensation expense included in reported net loss	-	155,640
Deduct: Employee stock option compensation expense determined under fair value-based method for all employee awards (no tax effect)	(166,972)	(238,900)

Pro forma net loss	$(1,409,875)	$(2,154,262)
Net loss per share:
Basic and diluted-as reported	$(0.03)	$(0.05)
Basic and diluted-pro forma	$(0.03)	$(0.06)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

5.	Stock-Based Compensation (cont'd)

The following table represents all of the Company's stock options granted, exercised, and forfeited during the six months ended June 30, 2006.

	Shares Subject to Options	Weighted Avg.Option Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	5,770,000	$0.84	-	-
Granted	1,045,000	1.20	-	-
Exercised	(19,205)	0.24	-	-
Cancelled	-	-	-	-

Outstanding at June 30, 2006	6,795,795	$0.89	8.5 years	$7,543,333

Exercisable at June 30, 2006	2,515,337	$0.76	7.8 years	$3,119,018

A total of 14,205 options were exercised in the second quarter of 2006. No options were exercised in the same period last year. The intrinsic value of the options exercised was $17,188 for the six months ended June 30, 2006.

As of June 30, 2006, there was $4,153,045 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

6.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services.  The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months.  The costs to be incurred are estimated and are subject to revision.  As of June 30, 2006, the total value of these agreements was approxiamtely $1,375,000 and the Company had made payments totaling $556,000 under the terms of the agreements.

b)
The Company signed an agreement with a public relations company to provide services for a period of 12 months for consideration of an initiation fee of $5,000 and periodic payments totaling  $30,000.  As of June 30, 2006, the Company had paid $10,000 in connection with this agreement.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

6.	Commitments and Contingencies (cont'd)

c)
On April 19, 2006, the Company executed definitive agreements with Future Systems, Inc. ("FSI"), a Korean stock exchange (KOSDAQ) listed information technology company based in Seoul, Korea. Pursuant to the agreements, the Company would transfer to FSI exclusive rights and a non-exclusive license to develop, manufacture, and sell products based on Rexahn’s RX-0201, RX-0047 and RX-10100 drug candidates in certain territories for approximately $35.8 million, and simultaneously, FSI would issue and sell 4,326,854 shares of its common stock to the Company, representing approximately 28% of FSI’s outstanding shares, after giving effect to the subscription. The investment, of approximately $35.8 million, would have made the Company the largest single stockholder of FSI. In addition, the Company entered into an agreement with FSI and Core F.G. Co., Ltd., the general partner of Triplewin Corporate Restructuring Partnership, the then-current majority shareholder of FSI, with respect to the management of FSI in connection with redirecting FSI’s business focus to the biopharmaceutical industry. Completion of the transactions was subject to customary closing conditions, including approval by FSI shareholders.  On June 8, 2006, the Company terminated the agreements entered into with FSI and Core F.G. Co., Ltd., including a share subscription agreement, an intellectual property assignment and license agreement and a management agreement, providing for, among other things, the assignment and license by the Company to FSI of certain intellectual property rights for the Company's drug candidates in specified markets and the acquisition by the Company of an ownership interest in FSI. The termination followed a vote on the proposed transactions that was not approved by the FSI shareholders at a meeting in Seoul, Korea on June 7, 2006.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

7.	Comparative Information

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

RECENT DEVELOPMENTS

On April 19, 2006, we executed definitive agreements with Future Systems, Inc., or FSI, a Korean stock exchange (KOSDAQ) listed information technology company based in Seoul, Korea, pursuant to which we would transfer to FSI exclusive rights and a non-exclusive license to develop, manufacture, and sell products based on our RX-0201, RX-0047 and RX-10100 drug candidates in certain territories for approximately $35.8 million, and simultaneously, FSI would issue and sell 4,326,854 shares of its common stock to us, representing approximately 28% of FSI’s outstanding shares, after giving effect to the subscription. The investment, of approximately $35.8 million, would have made us the largest single stockholder of FSI. In addition, we entered into an agreement with FSI and Core F.G. Co., Ltd., the general partner of Triplewin Corporate Restructuring Partnership, the then-current majority shareholder of FSI, with respect to the management of FSI in connection with redirecting FSI’s business focus to the biopharmaceutical industry. Completion of the transactions was subject to customary closing conditions, including approval by FSI shareholders.

On June 8, 2006, we terminated the agreements entered into with FSI and Core F.G. Co., Ltd., including a share subscription agreement, an intellectual property assignment and license agreement and a management agreement, providing for, among other things, the assignment and license by us to FSI of certain intellectual property rights for our drug candidates in specified markets and the acquisition by the Company of an ownership interest in FSI. The termination followed a vote on the proposed transactions that was not approved by the FSI shareholders at a meeting in Seoul, Korea on June 7, 2006.

Index

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement was effective January 31, 2006, and has been adopted using the modified prospective method.

Index

For all non-employee stock-based compensation we use the fair value method in accordance with SFAS No. 123 and EITF 96-18.

In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. As option valuation models require the input of highly subjective assumptions, changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

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

Index

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statement in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

RESULTS OF OPERATIONS

Comparison of Three Months and Six Months Ended June 30, 2006 and 2005:

Total Revenues

For the three months and six months ended June 30, 2006, we recorded revenue of $106,837 and $236,779, respectively, compared to $50,710 and $74,269 in the same period last year.  Revenues include $18,750 and $37,500 from the recognition of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder in the three and six months ended June 30, 2006 and the same period last year.  We recorded $88,087 and $199,279, respectively, of interest and other income from the investment of our cash and cash equivalents and other short-term investments for the three months and six months ended June 30, 2006, compared to $31,960 and $36,769, respectively, for the same periods in 2005. The increase of $56,127 and $162,510 in total revenues, or 111% and 219%, respectively, was primarily due to an increase in interest income in the three months and six months ended June 30, 2006, compared to the same periods in 2005 as a result of higher cash and cash equivalent balances during the 2006 period.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses decreased $293,351 and $39,263, or 33% and 3%, respectively, from $883,950 and $1,196,832, respectively, for the three months and six months ended June 30, 2005 to $590,599 and $1,157,568, respectively, for the three months and six months ended June 30, 2006. The decreases were primarily due to professional fees and expenses incurred during the 2005 periods in connection with our reverse merger transaction completed on May 13, 2005, including legal and accounting fees and expenses, which did not recur during the 2006 periods.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Index

Research and development expenses increased $272,380 and $1,695,019, or 154% and 305%, respectively, from $176,940 and $555,436, respectively, for the three months and six months ended June 30, 2005 to $449,320 and $2,250,455, respectively, for the three months and six months ended June 30, 2006. The increase was due primarily to the fact that the clinical trials of RX-0201, one of our drug candidates, are continuing and we have taken preliminary steps to prepare other drug candidates for clinical trials. We expect that research and development expenses will continue to increase as our other drug candidates move into the clinical trials phases of development.

Stock Option Compensation Expenses

In 2003 our board of directors adopted and our shareholders approved the Rexahn Stock Option Plan. Under the plan, we incurred compensation expenses of $472,225 and $808,319, respectively, for the three months and six months ended June 30, 2006, compared to compensation expenses of $131,598 and $227,309, respectively, for options issued to employees and non-employees for the three months and six months ended June 30, 2005. The increase is due to the adoption of SFAS No. 123R, effective January 1, 2006, and an increase in the number of outstanding shares subject to options during the six months ended June 30, 2006 compared to the same period last year.

Patent Fees

Our patent fees increased $18,028 and $8,847, or 67% and 16%, respectively, from $26,858 and $55,442, respectively, for the three months and six months ended June 30, 2005 to $44,886 and $64,289, respectively, for the three months and six months ended June 30, 2006. The increase was due primarily to an increase in the number of patent filings made during the six months ended June 30, 2006 compared to the same period last year.

Interest Expense

Interest expense decreased $27,181, or 47%, and increased $13,802, or 18%, from $57,750 and $77,219, respectively, for the three months and six months ended June 30, 2005 to $30,569 and $91,021, respectively, for the three months and six months ended June 30, 2006. The decrease during the three month period ended June 30, 2006 is due to conversion and payment of total accrued interest related to the debt in May 2006 while interest was accrued for the entire corresponding period last year. The increase during the six month period was attributable to the interest on the convertible notes issued February 2005 being reflected for a full period compared to a partial period in 2005.

Depreciation and Amortization

Depreciation and amortization expenses increased $4,670 and $9,231, or 28% and 28% respectively, from $16,517 and $33,033, respectively, for the three months and six months ended June 30, 2005 to $21,187 and $42,264, respectively, for the three months and six months ended June 30, 2006. The increase was due primarily to a move to a new facility in July 2004 and the related purchase of new laboratory equipment.

Net Loss

As a result of the above, the net loss for the three months and six months ended June 30, 2006 was $1,501,949 and $4,177,136, or $0.03 and $0.09 per share, respectively, compared to a net loss of $1,242,903 and $2,071,002, or $0.03 and $0.05 per share, respectively, for the three months and six months ended June 30, 2005.

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

RX-0201

RX-0201 is currently our leading drug candidate and has been in a Phase I clinical trial at Georgetown University's Lombardi Cancer Center since September 2004 and the University of Alabama at Birmingham since August 2005. The costs incurred for the clinical trial to date have been approximately $1,000,000. As the main purpose of this clinical trial is to establish the safety of RX-0201, the parameters that determine the completion of this project are a direct function of the safety profile of this compound in humans. As this is the first time that RX-0201 has been administered to humans, the safety profile in humans is unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints are met is an estimate. If more doses are required than estimated, completion of the Phase I clinical trials may be delayed. Therefore, the costs, timing and efforts necessary to complete this program also are estimates. We currently estimate that the completion of the Phase I clinical trial will require approximately $250,000 and anticipate its completion in the third quarter of 2006.

Index

RX-0047 and RX-5902

RX-0047 and RX-5902 are all in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA. To date, the costs incurred for development of these compounds to date have been approximately $800,000 for RX-0047, and $300,000 for RX-5902. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000. These compounds may be entered into these Phase I clinical trials in late 2006 or early 2007.

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

RX-10100

RX-10100 is in early pre-IND stages of development and the next scheduled event is the synthesis and testing of novel formulations for pre-clinical and clinical evaluations. We currently estimate that these studies will require approximately $300,000 and $450,000, respectively. We are preparing to initiate a Phase II clinical trial of RX-10100 during 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3,712,925 for the six months ended June 30, 2006 compared to cash used in operating activities of $1,700,664 for the same period ended June 30, 2005. The operating cash flows during the six months ended June 30, 2006 reflect our loss from operations of $4,177,137, offset by non-cash charges of $813,083 and a net decrease in cash components of working capital of $348,871. Non-cash charges consist of depreciation and amortization of $42,264, stock option compensation expense of $808,319 and deferred revenue of $37,500. The decrease in working capital primarily consists of a $345,643 decrease in accounts payable and accrued expenses.

There was no cash provided by or used in investing activities during the six months ended June 30, 2005. Cash investing activities of $2,212,570 during the six months ended June 30, 2006 reflects short-term investments of $2,212,570. Cash provided by financing activities of $3,756,250 during the six months ended June 30, 2005 consisted of proceeds from the issuance of long-term debt in financing transactions of $3,850,000, offset by principal payments on long-term debt of $93,750. Cash used in financing activities of $83,084 during the six months ended June 30, 2006 consisted of principal payments on long-term debt of $87,693, offset by proceeds from the issuance of common stock.

For the six months ended June 30, 2006, and the years ended December 31, 2005 and 2004, we experienced net losses of $4,177,135, $6,349,540 and $3,723,442, respectively. Our accumulated deficit as of June 30, 2006, and December 31, 2005 and 2004 was $18,381,460, $14,204,323 and $7,854,783, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and income from short-term investments.  During the six months ended June 30, 2006, we had a net decrease in cash and cash equivalents of $1,611,849. This decrease primarily resulted from net losses of $4,177,137. Total cash resources as of June 30, 2006 were $67,592 compared to $1,679,441 as of December 31, 2005.

Index

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

CONTRACTUAL OBLIGATIONS

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrollment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. For the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, we paid $0, $0 and $17,426, respectively, towards the cost of this program.

On August 17, 2004, we entered into an agreement with Formatech, Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total cost of these services is $46,700. For the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, we paid $5,200, $10,400 and $22,900, respectively, towards the cost of these studies. The remainder consists of a $8,200 payment due during 2007.

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
$761,671

On August 1, 2005, we signed a one-year contract with the University of Massachusetts Medical School ("UMASS") to test proprietary drugs in preclinical behavioral assays of anxiety and cognition. We agreed to provide UMASS with a grant of $76,666, which includes the full direct and indirect costs of the preclinical study, payable in four equal quarterly installments of $19,167. For the year ended December 31, 2005, we made two quarterly payments totaling $38,333 and the remaining two quarterly payments totaling $38,333 during the six months ended June 30, 2006.

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

Index

On October 6, 2005, we entered into an agreement with Avecia Biotechnology Inc. ("Avecia"). Avecia will manufacture and supply us with RX-0201 and related drug services. The total cost of the project is $1,738,000. For the six months ended June 30, 2006 and the years ended December 31, 2005, we paid $1,216,600 and $521,400, respectively, towards the cost of these studies.

On January 3, 2006 and March 29, 2006, we contracted with Formatech to perform RX-0201 experiments in an effort to develop a more concentrated dosage form. The cost of the project was $57,000, the total cost of which was paid in the six months ended June 30, 2006. In addition, on January 6, 2006, we entered into a drug packaging agreement with Formatech for Phase II clinical trials of RX-0201. In accordance with the agreement, the estimated cost of the project is $128,250 plus pass through expenses, of which $131,789 was paid during the six months ended June 30, 2006.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies. In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244. The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing. We paid $241,357 towards the cost of the study in the six months ended June 30, 2006 and a monthly payment of $18,633 was included in accrued expenses at June 30, 2006.

On March 1, 2006, we entered into a research program with Ewha Woman's University. The effective period of the agreement is from March 1, 2006 to February 28, 2007. In accordance with the agreement, the cost of the research program is $40,000 and is paid upon full execution of the agreement. The Company paid $40,000 in connection with the agreement during the six months ended June 30, 2006.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop a short-acting extended release formulation for RX-10100. In accordance with the agreement, the estimated contract duration is seven months for an estimated cost of $443,975, of which $26,201 was paid during the six months ended June 30, 2006. The service costs are payable based upon a payment schedule related to certain milestones.

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

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans and our capital resources (including the proceeds of our 2005 financings), we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase I clinical trials for RX-10100. Over the next 12 months we expect to spend a minimum of approximately $3 million on clinical development for Phase I and Phase II clinical trials of RX-0201 (including our commitments described under "Contractual Commitments" of this Item 2), $2.5 million on general corporate expenses, and $250,000 on facilities rent. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including pre-clinical studies and Phase I clinical trials for RX-0047 and in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-5209, RX-10100 and other new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate $10 million through the second quarter of 2007.

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

To date, we have generated no product revenues. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Over the next year we expect to spend approximately $3 million on clinical development for Phase II clinical trials of RX-0201 and RX-10100 and Phase I clinical trials for RX-5902. Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next year, including the clinical trials of RX-0201, RX-10100 and RX-5902.

Index

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next year, could aggregate $20 million through the second quarter of 2008.

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

We have generated no revenues to date from product sales. Our accumulated deficit as of June 30, 2006 and December 31, 2005 was $18,381,460 and $14,204,323, respectively. For the six months ended June 30, 2006 and the year ended December 31, 2005, we had net losses of $4,177,137 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

Index

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. In 2006, we expect to have one oncology drug candidate entering Phase II clinical trials, one neuroscience drug candidate entering Phase II clinical trials and one oncology drug candidate in Phase I clinical trials.

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

Index

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

We have no experience in drug formulation or manufacturing. Internally, we lack the resources and expertise to formulate or manufacture our own drug candidates. Therefore, we rely on third party expertise to support us in this area. For example, we have entered into contracts with third-party manufacturers such as Raylo Chemicals Inc., Formatech, Inc., Avecia Biotechnology Inc. and UPM Pharmaceuticals, Inc. to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials. If any of our drug candidates receive FDA approval, we will rely on these or other third-party contractors to manufacture our drugs. Our reliance on third-party manufacturers exposes us to the following potential risks:

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

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency ("DEA"), and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards, but we may be ultimately responsible for any of their failures.

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

Index

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

Index

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments. Our accumulated deficit as of June 30, 2006 and December 31, 2005 was $18,381,460 and $14,204,323, respectively. For the six months ended June 30, 2006 and the year ended December 31, 2005, we had net losses of $4,177,137 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

Index

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

Some or all of the "restricted" shares of our common stock issued in the merger of CPRD and Rexahn, Corp or held by other stockholders may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1 percent of the outstanding shares (approximately 500,000 shares) during a three month period. Any of the restricted shares may be freely sold by a non-affiliate after they have been held two years.

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

These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Currently, there are approximately 250 holders of record of our common stock.

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

Index

Item 3.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to affect, our financial reporting.

Index

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are not subject to any pending legal proceedings, nor are we aware of any threatened claim against us.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company on June 2, 2006 in Rockville, Maryland, the following matters were voted on by the Company’s stockholders and approved by the following votes:

	Number of Shares
	Voted For	Withheld
1. Election of directors:
Chang H. Ahn	43,259,576	0
Charles Beever	43,259,576	0
Kwang Soon Cheong	43,259,576	0
Ted T.H. Jeong	43,259,576	0
Y. Michele Kang	43,259,576	0
David McIntosh	43,259,576	0
Young-Soon Park	43,259,576	0

	Number of Shares
	Voted For	Voted Against	Abstentions	Broker Non-Votes
2. Proposal to amend the Company’s Stock Option Plan	43,259,526	50	0	0
3. Proposal to ratify appointment of Lazar Levine & Felix LLP as the Company’s independent auditors	43,259,576	0	0	N/A

Item 5.   OTHER INFORMATION

None.

Index

Item 6.   EXHIBITS

Exhibit Number	Description

10.1	Termination Agreement, dated June 7, 2006, by and between Core F.G. Co., Ltd., Rexahn Pharmaceuticals, Inc. and Future Systems, Inc. (English Translation)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.

/s/ Ted T.H. Jeong
Name: Ted T. H. Jeong
Title: Chief Financial Officer and Secretary
Date: August 14, 2006

Index

EXHIBIT INDEX

Exhibit Number	Description

10.1	Termination Agreement, dated June 7, 2006, by and between Core F.G. Co., Ltd., Rexahn Pharmaceuticals, Inc. and Future Systems, Inc. (English Translation)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350