Form 10QSB
period 2006-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2006-11-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 50,275,632 issued and outstanding as of November 14, 2006

Transitional Small Business Disclosure Format (check one):     Yes ☐     No ☒

REXAHN PHARMACEUTICALS, INC.

i

Index

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REXAHN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,038,752	$10,116,625
Prepaid expenses and other	99,308	54,774
Total Current Assets	5,138,060	10,171,399
Equipment, Net	168,820	203,632
Intangible Assets, Net	326,532	339,890

Total Assets	$5,633,412	$10,714,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$289,799	$587,612
Licensing fee payable	42,243	172,813
Total Current Liabilities	332,042	760,425
Long-Term Convertible Debt	-	3,850,000
Deferred Revenue	1,218,750	1,275,000

Total Liabilities	1,550,792	5,885,425

Commitment and Contingencies (note 7)

Stockholders' Equity:
Common stock, par value $0.0001	5,028	4,641
Treasury stock, 14,205 shares, at cost	(28,410)	-
Additional paid-in capital	24,196,117	19,029,178
Accumulated deficit during the development stage	(20,090,115)	(14,204,323)

Total Stockholders' Equity	4,082,620	4,829,496

Total Liabilities and Stockholders' Equity	$5,633,412	$10,714,921

See notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2006	2005	2006	2005

Revenues:
Interest and other income	$661,826	$71,098	$57,542	$270,377	$94,311
Research	281,250	18,750	18,750	56,250	56,250

	943,076	89,848	76,292	326,627	150,561

Expenses:
General and administrative	9,221,845	1,004,030	830,422	2,662,756	2,168,185
Beneficial conversion feature	1,625,000	-	-	-	-
Research and development	9,142,283	635,047	275,819	3,192,663	917,633
Patent fees	392,586	100,611	52,039	164,900	107,481
Interest	296,515	3,998	59,808	95,019	137,027
Depreciation and amortization	354,962	54,817	30,074	97,081	63,107

	21,033,191	1,798,503	1,248,162	6,212,419	3,393,433

Net Loss	$(20,090,115)	$(1,708,655)	$(1,171,870)	$(5,885,792)	$(3,242,872)

Loss per share - basic and diluted		$(0.03)	$(0.03)	$(0.12)	$(0.08)

Weighted average number of shares outstanding - basic and diluted		50,265,632	43,943,795	48,990,761	40,648,411

See notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to	Nine Months Ended September 30,
	September 30, 2006	2006	2005
Cash Flows from Operating Activities:
Net loss	$(20,090,115)	$(5,885,792)	$(3,242,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	1,625,000	—	—
Compensatory stock	21,877	—	—
Depreciation and amortization	354,962	97,081	63,107
Stock option compensation expense	2,518,309	1,312,717	465,427
Deferred revenue	1,218,750	(56,250)	(56,250)
Changes in assets and liabilities:
Prepaid expenses and other	(99,308)	(44,534)	(15,245)
Accounts payable and accrued expenses	289,799	(297,813)	148,354
Net Cash Used in Operating Activities	(14,160,726)	(4,874,591)	(2,637,479)
Cash Flows from Investing Activities:
Purchase of equipment	(494,098)	(48,911)	(45,117)
Net Cash Used in Investing Activities	(494,098)	(48,911)	(45,117)
Cash Flows from Financing Activities:
Issuance of common stock	14,885,959	4,609	8,349,982
Proceeds from long-term debt	5,150,000	—	5,150,000
Principal payments on long-term debt	(313,973)	(130,570)	(138,567)
Purchase of treasury stock	(28,410)	(28,410)	—
Net Cash Provided by (Used in) Financing Activities	19,693,576	(154,371)	13,361,415
Net Increase (Decrease) in Cash and Cash Equivalents	5,038,752	(5,077,873)	10,678,819
Cash and Cash Equivalents - beginning of period	—	10,116,625	1,015,979
Cash and Cash Equivalents - end of period	$5,038,752	$5,038,752	$11,694,798
Supplemental Cash Flow Information
Interest paid	$292,912	$280,535	$2,277
Non cash investing and financing activities
In February 2005, the Company entered into a licensing agreement in exchange for debt of $375,000.
In May 2006, the convertible debt of $3.85 million was converted into 3.85 million shares of the Company’s common stock.

See notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
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

Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Fair Value Measurements". SFAS No. 158 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective periods beginning January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transitions. FIN 48 is effective for fiscal years beginning on or after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No.108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

3.	Equipment, Net

	Cost	September 30, 2006 Accumulated Depreciation	Cost	December 31, 2005 Accumulated Depreciation

Furniture and fixtures	$31,713	$19,629	$31,713	$15,060
Office equipment	43,648	32,716	43,648	25,007
Lab equipment	412,050	268,087	363,140	197,701
Computer equipment	5,066	4,670	5,066	4,161
Cylinders and designs	2,000	555	2,000	6

	$494,477	$325,657	$445,567	$241,935

Net carrying amount		$168,820		$203,632

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Furniture and fixtures	7 years	Double declining balance
Office equipment	5 years	Double declining balance
Lab equipment	7 years	Double declining balance
Computer equipment	3 years	Straight line
Cylinders and designs	7 years	Double declining balance

4.	Long-Term Convertible Debt

On February 28, 2005, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, as amended, $3,850,000 aggregate principal amount of 6% convertible notes due on February 28, 2008. The notes are subject to conversion into shares of common stock of the Company, at the holder's option, at any time from and after the earlier of (i) the date of the first anniversary of the closing of the Acquisition Merger (May 13, 2006) and (ii) May 26, 2006 to the maturity date, February 28, 2008. The notes would be automatically converted upon (i) the closing of the sale of all or substantially all of the assets of the Company or any merger, consolidation or other business combination and (ii) the maturity date. The conversion price is equal to the lesser of $1.00 per share (as adjusted in the Acquisition Merger) and a floating price determined by the average of three lowest current market prices of Company common stock during the 40 calendar day period immediately preceding conversion. On May 13, 2006, owners of the convertible notes exercised their rights to convert the entire principal amount of the notes into 3,850,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

5.	Common Stock

Authorized
500,000,000 shares of common stock, voting, par value $0.0001 per share
	September 30, 2006	December 31, 2005
Issued
50,279,837 shares (2005 - 46,410,632) of common stock
Outstanding
50,265,632 shares (2005 - 46,410,632) of common stock	$5,028	$4,641
14,205 shares (2005 - 0) of treasury stock	$28,410	—

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

On February 22, 2006, an option holder exercised its options to purchase shares of the Company's common stock for cash of $1,200. Pursuant to the agreement, the Company issued an aggregate 5,000 shares.

On April 12, 2006, an option holder exercised its options to purchase shares of Rexahn’s common stock for cash of $3,409. Pursuant to the agreement, the Company issued an aggregate 14,205 shares. On the same date, the Company agreed to purchase the shares of Rexahn common stock for treasury in exchange for the aggregate purchase price of $28,410 in cash.

On May 13, 2006, owners of the $3,850,000 convertible notes issued on February 28, 2005, exercised their rights to convert the entire principal amount of the note into shares of the Company’s common stock. Based on a $1.00 per share conversion price, the Company issued 3,850,000 shares of common stock in connection with the transaction (See Note 4).

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

6.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan. Under the plan, the Company grants stock options to key employees, directors and consultants of the Company. For all grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary and the remaining 40% on the third anniversary. For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is 100% on the first anniversary of the grant date, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements. Options authorized for issuance under the plan total 17,000,000 after giving effect to an amendment to the Company's Stock Option Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and as of September 30, 2006, 10,729,205 options are available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

Effective January 1, 2006, the plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. SFAS No. 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth in SEC SAB No. 107, which provides the SEC staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar employee transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for employee stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

6.	Stock-Based Compensation (cont'd)

Accounting for Employee Awards (cont'd)

While SFAS No. 123, for employee options, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123", was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

As a result of the adoption of SFAS No. 123R, the Company's results of operations for the three and nine months ended September 30, 2006 include share-based employee compensation expense totaling $175,336 and $505,131, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses. No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its net deferred tax assets. No stock option compensation expense was recorded under APB No. 25 in the Statements of Operations for the three and nine months ended September 30, 2005.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

6.	Stock-Based Compensation (cont'd)

Accounting for Non-Employee Awards

The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 ("EITF Issue No. 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees". The adoption of SFAS No. 123R and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18.

Stock compensation expense related to non-employee options was $329,062 and $807,586 for the three and nine months ended September 30, 2006, respectively and $87,811 and $158,531 for the three and nine months ended September 30, 2005, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2006 and 2005 was $0.92 and $2.27, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123R and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between the date of grant and exercise of options for all employees.

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2006	2005
Black-Scholes Weighted Average Assumptions:
Expected dividend yield	0	0
Expected volatility	100%	100%
Risk free interest rate	4.59%	4.54%
Expected term (in years)	5 years	5 years

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

6.	Stock-Based Compensation (cont'd)

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of SFAS No. 123R

The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	(1,171,870)	$(3,242,872)
Add: Employee stock option compensation expense included in reported net loss	150,306	305,946
Deduct: Employee stock option compensation expense determined under fair value-based method for all employee awards (no tax effect)	(164,576)	(403,476)

Pro forma net loss	$(1,186,140)	$(3,340,402)

Net loss per share:
Basic and diluted-as reported	$(0.03)	$(0.08)
Basic and diluted-pro forma	$(0.03)	$(0.08)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

6. Stock-Based Compensation (cont'd)

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of SFAS No. 123R (cont'd)

The following table represents all of the Company's stock options granted, exercised, and forfeited during the nine months ended September 30, 2006.

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value

Outstanding at January 1, 2006	5,770,000	$0.84	-	-
Granted	1,045,000	1.20	-	-
Exercised	(19,205)	0.24	-	-
Cancelled	(525,000)	0.80	-	-

Outstanding at September 30, 2006	6,270,795	$0.90	8.2 years	$8,450,098
Exercisable at September 30, 2006	2,937,129	$0.82	7.7 years	$4,205,992

No options were exercised in the third quarter of 2006 or the same period in 2005.

As of September 30, 2006, there was $3,506,296 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately two years.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

7.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2006, the total value of these agreements was approximately $1,900,000 and the Company had made payments totaling $1,000,000 under the terms of the agreements

b)
The Company signed an agreement with a public relations company to provide services for a period of 12 months for consideration of an initiation fee of $5,000 and periodic payments totaling $30,000.  As of September 30, 2006, the Company had paid $17,332 in connection with this agreement.

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

Index

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RECENT DEVELOPMENTS

On April 19, 2006, we executed definitive agreements with Future Systems, Inc., or FSI, a Korean stock exchange (KOSDAQ) listed information technology company based in Seoul, Korea, pursuant to which we would transfer to FSI exclusive rights and a non-exclusive license to develop, manufacture, and sell products based on our RX-0201, RX-0047 and RX-10100 drug candidates in certain territories for approximately $35.8 million, and simultaneously, FSI would issue and sell 4,326,854 shares of its common stock to us, representing approximately 28% of FSI's outstanding shares, after giving effect to the subscription. The investment, of approximately $35.8 million, would have made us the largest single stockholder of FSI. In addition, we entered into an agreement with FSI and Core F.G. Co., Ltd., the general partner of Triplewin Corporate Restructuring Partnership, the then-current majority shareholder of FSI, with respect to the management of FSI in connection with redirecting FSI's business focus to the biopharmaceutical industry. Completion of the transactions was subject to customary closing conditions, including approval by FSI shareholders.

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

Index

On October 17, 2006, we announced the conclusion of the Phase I clinical trial of RX-0201, our leading drug candidate. The cost incurred for the clinical trial was approximately $1,300,000. RX-0201 is a first-in-class signal inhibitor that directly blocks the production of Akt, a protein kinase that plays a key role in cancer progression. Akt is over-activated in a significant number of cancers, such as breast, colorectal, gastric, head and neck, ovarian, pancreatic, prostate, and thyroid cancers. Akt's transformation ability, as well as its role in cancer progression, makes it a highly attractive and unique target in the treatment of cancer.

The Phase I clinical trial of RX-0201, which took place at Georgetown University's Lombardi Cancer Center beginning in September 2004 and at the University of Alabama at Birmingham beginning in August 2005, was primarily to determine the safety and tolerability of the drug in patients with advanced cancer. We expect to file a complete final report of Phase I results with the Food and Drug Administration in early 2007.

The Phase II clinical trial of RX-0201 is expected to begin in early 2007 in patients with advanced renal cell carcinoma who have failed previous treatments. The trial is the first of multiple trials planned for RX-0201. In January 2005, we received "orphan drug designation" from the Food and Drug Administration for RX-0201 for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer. The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people. Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States. In the future, we plan to apply RX-0201 to the treatment of other orphan indications and other cancers.

On November 6, 2006, we announced that we had been granted a U.S. patent for RX-0201. The patent covers the nucleotide sequences of the anti-sense compounds that target and inhibit the expression of Akt in human tissues or cells. The patent also covers the method of using the compounds to induce cytotoxicity in cancer cells.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement was effective January 1, 2006 and has been adopted using the modified prospective method.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

Index

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statement in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No.108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

On September 15, 2006, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Fair Value Measurements". SFAS No. 158 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective periods beginning January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months and Nine Months Ended September 30, 2006 and 2005:

Total Revenues

For the three months and nine months ended September 30, 2006, we recorded revenues of $89,848 and $326,627, respectively, compared to $76,292 and $150,561 in the same period last year. Revenues include $18,750 and $56,250 from the recognition of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder in the three and nine months ended September 30, 2006 and the same period last year. We recorded $71,098 and $270,397, respectively, of interest and other income from the investment of our cash and cash equivalents and other short-term investments for the three months and nine months ended September 30, 2006, compared to $57,542 and $94,311, respectively, for the same periods in 2005. The increase of $13,556 and $176,066 in total revenues, or 18% and 117%, respectively, was primarily due to an increase in interest income in the three months and nine months ended September 30, 2006, compared to the same periods in 2005 as a result of higher cash and cash equivalent balances and higher interest rates during the 2006 period.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $173,608 and $494,571, or 21% and 23%, respectively, from $830,422 and $2,168,185, respectively, for the three months and nine months ended September 30, 2005 to $1,004,030 and $2,662,756, respectively, for the three months and nine months ended September 30, 2006. The increases were primarily due to professional fees and expenses incurred during the 2006 periods related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and during the first nine months of 2006, professional fees and expenses related to the FSI transaction. Higher general and administrative expenses during the 2006 periods were also attributable to the adoption of SFAS No. 123R, effective January 1, 2006, and an increase in the number of outstanding shares subject to options during the three and nine months ended September 30, 2006 compared to the same periods last year. We incurred stock option compensation expense of $147,633 and $288,565, respectively, for the three months and nine months ended September 30, 2005 compared to $311,387 and $810,397, respectively, for the three months and nine months ended September 30, 2006.

Index

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel and stock option compensation expenses, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Research and development expenses increased $359,228 and $2,275,030, or 130% and 248%, respectively, from $275,819 and $917,633, respectively, for the three months and nine months ended September 30, 2005 to $635,047 and $3,192,663, respectively, for the three months and nine months ended September 30, 2006. The increases during the 2006 periods were due primarily to the fact that the clinical trials of RX-0201, one of our drug candidates, are continuing and we have taken preliminary steps to prepare other drug candidates for clinical trials. We expect that research and development expenses will continue to increase as our other drug candidates move into the clinical trials phases of development. Higher research and development expenses during the 2006 periods were also attributable to the adoption of SFAS No. 123R, effective January 1, 2006, and an increase in the number of outstanding shares subject to options during the three and nine months ended September 30, 2006 compared to the same periods last year. We incurred stock option compensation expense of $90,485 and $176,862, respectively, for the three months and nine months ended September 30, 2005 compared to $193,011 and $502,319, respectively, for the three months and nine months ended September 30, 2006.

Patent Fees

Our patent fees increased $48,572 and $57,419, or 93% and 53%, respectively, from $52,039 and $107,481, respectively, for the three months and nine months ended September 30, 2005 to $100,611 and $164,900, respectively, for the three months and nine months ended September 30, 2006. The increases during the 2006 periods were due primarily to an increase in the number of patent filings made during the three and nine months ended September 30, 2006 compared to the same periods last year.

Interest Expense

Interest expense decreased $55,810 and $42,008, or 93% and 31%, respectively, from $59,808 and $137,027, respectively, for the three months and nine months ended September 30, 2005 to $3,998 and $95,019, respectively, for the three months and nine months ended September 30, 2006. The decreases during the three month and nine month periods ended September 30, 2006 were due to conversion of debt in May 2006.

Depreciation and Amortization

Depreciation and amortization expenses increased $24,743 and $33,974, or 82% and 54% respectively, from $30,074 and $63,107, respectively, for the three months and nine months ended September 30, 2005 to $54,817 and $97,081, respectively, for the three months and nine months ended September 30, 2006. The increase was due primarily to the purchase of new laboratory equipment.

Index

Net Loss

As a result of the above, the net loss for the three months and nine months ended September 30, 2006 was $1,708,655 and $5,885,792, or $0.03 and $0.12 per share, respectively, compared to a net loss of $1,171,870 and $3,242,872, or $0.03 and $0.08 per share, respectively, for the three months and nine months ended September 30, 2005.

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

RX-0201

On October 17, 2006, we announced the conclusion of the Phase I clinical trial of RX-0201, our leading drug candidate. The cost incurred for the clinical trial was approximately $1,300,000. RX-0201 is a first-in-class signal inhibitor that directly blocks the production of Akt, a protein kinase that plays a key role in cancer progression. Akt is over-activated in a significant number of cancers, such as breast, colorectal, gastric, head and neck, ovarian, pancreatic, prostate, and thyroid cancers. Akt's transformation ability, as well as its role in cancer progression, makes it a highly attractive and unique target in the treatment of cancer.

The Phase I clinical trial of RX-0201, which took place at Georgetown University's Lombardi Cancer Center beginning in September 2004 and at the University of Alabama at Birmingham beginning in August 2005, was primarily to determine the safety and tolerability of the drug in patients with advanced cancer. We expect to file a complete final report of Phase I results with the Food and Drug Administration in early 2007.

Index

As the main purpose of the clinical trial was to establish the safety of RX-0201, the parameters that determined the completion of this project were a direct function of the safety profile of this compound in humans. As this was the first time that RX-0201 had been administered to humans, the safety profile in humans was unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints would be met was estimated.

The Phase II clinical trial of RX-0201 is expected to begin in early 2007 in patients with advanced renal cell carcinoma who have failed previous treatments. The trial is the first of multiple trials planned for RX-0201. In January 2005, we received "orphan drug designation" from the Food and Drug Administration for RX-0201 for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer. The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people. Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States. In the future, we plan to apply RX-0201 to the treatment of other orphan indications and other cancers.

RX-0047 and RX-5902

RX-0047 and RX-5902 are both in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA. RX-0047 directly inhibits HIF-1 alpha by reducing expressions of its mRNA and protein, resulting in the arrest of tumor growth and tumor metastasis, while reversing radiation resistance and inducing apoptosis. While it will be developed initially as an orphan drug, RX-0047 may also be developed to target a broad spectrum of human cancers, which will significantly expand its potential market. RX-5902, a piperazine analogue, is a G2/M-specific cell cycle inhibitor. In pre-clinical studies, it strongly induced apoptosis (cell death) and inhibited proliferation of various human cancer cells at nanomolar concentrations. To date, the costs incurred for development of these compounds to date have been approximately $800,000 for RX-0047, and $300,000 for RX-5902. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000. These compounds may be entered into these Phase I clinical trials in late 2007 or early 2008.

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

RX-10100

RX-10100 is in early pre-IND stages of development and the next scheduled event is the synthesis and testing of novel formulations for pre-clinical and clinical evaluations. We currently estimate that these studies will require approximately $250,000 and $500,000, respectively. We are preparing to initiate a Phase II clinical trial of RX-10100 during early 2007.

Index

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $4,874,591 for the nine months ended September 30, 2006 compared to cash used in operating activities of $2,637,479 for the same period ended September 30, 2005. The operating cash flows during the nine months ended September 30, 2006 reflect our loss from operations of $5,885,792 offset by non-cash charges of $1,353,548 and a net decrease in cash components of working capital of $342,347. Non-cash charges consist of depreciation and amortization of $97,081, stock option compensation expense of $1,312,717 and amoritization of deferred revenue of $(56,250). The decrease in working capital primarily consists of a $297,813 decrease in accounts payable and accrued expenses and an increase of $44,534 to prepaid and other assets.

Cash used in investing activities during the nine months ended September 30, 2005 reflects $45,117 of capital expenditures for the purchase of equipment. Cash used in investing activities during the nine months ended September 30, 2006 reflects $48,911 of capital expenditures for the purchase of equipment. Cash provided by financing activities of $13,361,415 during the nine months ended September 30, 2005 reflects proceeds from the issuance of common stock and long-term debt in financing transactions of $8,349,982 and $5,150,000, respectively, net of principal payments on long-term debt of $138,567. Cash used in financing activities of $154,371 during the nine months ended September 30, 2006 consisted of principal payments on long-term debt of $130,570 and the purchase of treasury stock in the amount of $28,410, offset by proceeds of $4,609 from the issuance of common stock.

For the nine months ended September 30, 2006, and the years ended December 31, 2005 and 2004, we experienced net losses of $5,885,792, $6,349,540 and $3,723,442, respectively. Our accumulated deficit as of September 30, 2006, and December 31, 2005 and 2004 was $20,090,115, $14,204,323 and $7,854,783, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents. During the nine months ended September 30, 2006, we had a net decrease in cash and cash equivalents of $5,077,873. This decrease primarily resulted from the net loss of $5,885,792. Total cash and cash equivalents as of September 30, 2006 were $5,038,752 compared to $10,116,625 as of December 31, 2005.

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

CONTRACTUAL OBLIGATIONS

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrollment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. For the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, we paid $0, $0 and $17,426, respectively, towards the cost of this program.

Index

On August 17, 2004, we entered into an agreement with Formatech, Inc. to monitor and perform stability studies on our drug candidate, RX-0201. The total cost of these services is $46,700. For the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, we paid $5,200, $10,400 and $22,900, respectively, towards the cost of these studies. The remainder consists of a $8,200 payment due during 2007.

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
$761,671

On August 1, 2005, we signed a one-year contract with the University of Massachusetts Medical School ("UMASS") to test proprietary drugs in preclinical behavioral assays of anxiety and cognition. We agreed to provide UMASS with a grant of $76,666, which includes the full direct and indirect costs of the preclinical study, payable in four equal quarterly installments of $19,167. For the year ended December 31, 2005, we made two quarterly payments totaling $38,333 and the remaining two quarterly payments totaling $38,333 during the nine months ended September 30, 2006.

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

On October 6, 2005, we entered into an agreement with Avecia Biotechnology Inc. ("Avecia"). Avecia supplied us with RX-0201 and related drug services. The total cost of the project is $1,738,000. For the nine months ended September 30, 2006 and the year ended December 31, 2005, we paid $1,216,600 and $521,400, respectively, towards the cost of these studies.

On January 3, 2006 and March 29, 2006, we contracted with Formatech to perform RX-0201 experiments in an effort to develop a more concentrated dosage form. The cost of the project was $57,000, the total cost of which was paid in the nine months ended September 30, 2006. In addition, on January 6, 2006, we entered into a drug packaging agreement with Formatech for Phase II clinical trials of RX-0201. In accordance with the agreement, the estimated cost of the project is $128,250 plus pass through expenses (e.g., outsourced testing), of which $138,540 was paid during the nine months ended September 30, 2006.

Index

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies. In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses. The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing. We paid $283,599 towards the cost of the study in the nine months ended September 30, 2006 and a monthly payment of $18,633 was included in accrued expenses at September 30, 2006.

On March 1, 2006, we entered into a research program with Ewha Woman's University. The effective period of the agreement is from March 1, 2006 to February 28, 2007. In accordance with the agreement, the cost of the research program is $40,000 and is paid upon full execution of the agreement. The Company paid $40,000 in connection with the agreement during the nine months ended September 30, 2006.

On April 1, 2006, we entered into research agreement with Korean Research Institute of Bioscience and Biotechnology to evaluate antitumor activity, toxicology, pharmacokinetics and mechanisms of action for RX-5902. In accordance with the agreement, the estimated contract duration is twelve months for an estimated cost of $120,000, of which $60,000 was paid during the nine months ended September 30, 2006.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop a short-acting extended release formulation for RX-10100. In accordance with the agreement, the estimated contract duration is seven months for an estimated cost of $443,975, of which $111,444 was paid during the nine months ended September 30, 2006. The service costs are payable based upon a payment schedule related to certain milestones.

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

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Based on our current plans and our capital resources (including the proceeds of our 2005 financings), we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of RX-0201 and the pre-clinical studies and Phase II clinical trials for RX-10100. Over the next 12 months we expect to spend a minimum of approximately $1 million on clinical development for Phase II clinical trials of RX-0201 (including our commitments described under "Contractual Commitments" of this Item 2), $3 million on general corporate expenses, and approximately $216,000 on facilities rent. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-5902, Phase II clinical trials for RX-10100 and other new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate $5 million through the third quarter of 2007.

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

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next year, could aggregate $15 million through the second quarter of 2008.

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

We have generated no revenues to date from product sales. Our accumulated deficit as of September 30, 2006 and December 31, 2005 was $20,090,115 and $14,204,323, respectively. For the nine months ended September 30, 2006 and the year ended December 31, 2005, we had net losses of $5,885,792 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. In 2006, we expect to have one oncology drug candidate in Phase I clinical trials. In 2007, we expect to have RX-0201, an oncology drug candidate and RX-10100, a neuroscience drug candidate, entering Phase II clinical trials.

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

Index

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

Index

Much of our drug development program depends upon third-party researchers, and the results of our clinical trials and such research activities are, to a limited extent, beyond our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials. For example, the Phase I clinical trials of RX-0201 were conducted at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center with the assistance of Amarex, LLC, a pharmaceutical clinical research service provider who will be responsible for creating the reports that will be submitted to the FDA. We also relied on TherImmune Research Corporation (currently Gene Logic Laboratories, Inc.), a discovery and pre-clinical service provider, to summarize RX-0201's pre-clinical data. While we make every effort internally to oversee their work, these collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

Index

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, drug approval and commercialization and potentially result in higher costs and/or reduced revenues.

We have no experience selling, marketing or distributing products and currently no internal capability to do so.

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and PCT patent applications for anti-Akt compounds, including RX-0201, and anti-HIF compounds, including RX-0047. In November 2006, we were granted a U.S. patent for our anti-Akt compounds, including RX-0201. The patent covers the nucleotide sequences of the anti-sense compounds that target and inhibit the expression of Akt in human tissues or cells. The patent also covers the method of using the compounds to induce cytotoxicity in cancer cells. We have also filed three U.S. provisional patent applications for new anti-cancer quinazoline compounds, new anti-cancer nucleoside products and a drug target, cenexin, a polo-box binding protein. In December 2004, we also filed two Korean patent applications for new anti-cancer piperazine compounds. Through our licensing agreement with Revaax Pharmaceuticals LLC, we hold exclusive rights to five patents and 14 patent applications, with respect to certain chemical structures related to antibiotics, but without antibiotic efficacy. However, we cannot predict:

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

Index

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

Index

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments. Our accumulated deficit as of September 30, 2006 and December 31, 2005 was $20,090,115 and $14,204,323, respectively. For the nine months ended September 30, 2006 and the year ended December 31, 2005, we had net losses of $5,885,792 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to affect, our financial reporting.

Index

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not subject to any pending legal proceedings, nor are we aware of any threatened claim against us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On September 1, 2006, George Steinfels, a business development executive, resigned from his position with the Company.

Index

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.

/s/ Ted T.H. Jeong
Name: Ted T. H. Jeong
Title: Chief Financial
Officer and Secretary
Date: November 14, 2006

Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350