Form 10KSB
period 2006-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2007-04-02
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year: $75,000

As of March 30, 2007, the aggregate market value of the voting common equity held by non-affiliates of the issuer was approximately $57,195,481 based on the closing trade reported on the Over-the-Counter Bulletin Board.

As of March 30, 2007, the number of shares of the issuer's common stock outstanding was: 50,308,132

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

Any references to "we", "us", "our," the "Company" or "Rexahn" shall mean Rexahn Pharmaceuticals, Inc.

We are a clinical stage biopharmaceutical company dedicated to the discovery, development, and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other unmet medical needs. We develop therapies that make it possible to regain normalcy for patients suffering from disease. We have one drug candidate entering Phase II clinical trials this year and five other drug candidates in pre-clinical development. We plan to enter two drug candidates into Phase II clinical trials this year, subject to obtaining sufficient additional financing. We intend to leverage our drug-discovery technologies, scientific expertise and developmental know-how to develop and commercialize signal inhibitor cancer drugs with greater clinical benefits for patients and new drugs for the treatment of diseases of the central nervous system. We will continue to identify internally developed compounds as potential drug candidates, as well as assess compounds developed by others and, if necessary, license the rights to these compounds in order to develop and commercialize them as drugs. For a description of our pipeline drug candidates, see "Our Pipeline Drug Candidates" in this Item 1.

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

We currently have a number of drug candidates in clinical development for cancer, CNS disorders and sexual dysfunction. Our lead anti-cancer drug candidate, Archexin, which we previously referred to as RX-0201, completed Phase I clinical trials in 2006 and will begin its Phase II clinical trials in the second quarter of 2007 in patients with advanced stage renal cell carcinoma (RCC), an abnormal growth of cells lining the tubules of the kidney. Additional Archexin Phase II clinical trials in gastrointestinal (GI) indications, such as pancreatic and stomach cancers, are expected to follow. Archexin received "orphan drug" designation from the Food and Drug Administration, or FDA, for five cancer indications (RCC, pancreatic cancer, stomach cancer, brain cancer and ovarian cancer). The FDA's orphan drug program is intended to stimulate research, development and approval of products that treat rare diseases. With orphan drug designation, sponsor companies benefit from an expedited FDA approval process, seven years of marketing exclusivity after approval and tax incentives for clinical research. We plan to enter our RX-10100 drug candidates into Phase II trials for two separate indications, anxiety (as Serdaxin) and sexual dysfunction (as Zoraxel), in 2007, subject to obtaining sufficient additional financing. Based on early studies, both candidates appear to act on serotonin and dopamine, which are key neurotransmitters in the brain implicated in anxiety and sexual dysfunction.

Index

Company Background

Our company resulted from a merger of Corporate Road Show.Com Inc., originally a New York corporation ("CPRD"), and Rexahn, Corp, a Maryland corporation, immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CPRD as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." ("Rexahn Pharmaceuticals"), with Rexahn, Corp surviving as a wholly owned operating subsidiary of ours (the "Merger"). The Merger was effective as of May 13, 2005. On September 29, 2005, Rexahn, Corp, was merged with and into us and Rexahn, Corp's separate existence was terminated.

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

Industry Background

Overview

Our research and development focuses on three therapeutic areas that affect the lives of many people—cancer, diseases of the central nervous system (namely anxiety, depression) and sexual dysfunction. All of these disorders can have a debilitating effect on the quality of life for patients who suffer from them. Our strategy is to develop drugs that satisfy unmet needs in the market and to allow patients suffering from disease to regain normalcy in their lives.

According to the American Cancer Society's Cancer Facts & Figures 2007, cancer is the second leading cause of death among Americans and is responsible for one of every four deaths in the United States. In 2007, more than 560,000 Americans are expected to die of cancer and close to 1.4 million new cases are expected to be diagnosed. These estimates do not include non-invasive cancer or more than 1 million cases of basal and squamous cell skin cancers expected to be diagnosed in 2007.

The high rate of cancer prevalence and the inadequacy of available treatments justify continued investment in new therapies. In the United States alone, over $25 billion in cancer therapeutics are sold annually. According to a market research report by Datamonitor, sales of anti-cancer drugs are predicted to grow each year, reaching $55 billion globally in 2009. The report attributes the growth in sales to increased demand for innovative drugs, which are expected to rise in market share from 18% to 33% of total anti-cancer drug sales by 2009.

The National Institute of Mental Health, or NIMH, estimates that 26.2 percent of adults, or 57.7 million people, suffer from a diagnosable mental disorder in a given year. The NIMH also reports that nearly half of those with a mental disorder suffer from two or more disorders. With this large prevalence and given many people suffer from more than one mental disorder at a given time, the burden of illness is significant and mental disorders are the leading cause of disability in the United States. The anti-anxiety and anti-depression market is estimated to be over $22 billion by 2010 according to a Business Communications article entitled "The Expanding Market for Psychotherapeutic Drugs".

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

Index

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

Unmet Needs in Cancer Therapies

While surgery remains the best available treatment for long-term survival provided the cancer is still localized and radiation and chemotherapy offer more limited benefits for those whose disease is more widespread at the time of diagnosis, a considerable number of unmet needs remain in the treatment of cancer.

•
Long-term control of advanced tumors: For advanced cancer (particularly stage III-IV disease in which the cancer has spread throughout the body), surgery cannot eliminate the tumor and the patient becomes reliant on chemotherapy and/or radiation. However, current chemotherapy, in the majority of cases, fails to eliminate the tumor, tending to, at best, shrink the tumor and fails to extend the patient’s life. These limitations translate into a need for safer and effective cancer therapies offering a significant improvement in survival time or long-term chronic disease control.

•
Decreased relapse for early-stage patients: While many early-stage patients will enter remission as a result of treatment with surgery and radiation therapy and chemotherapy as well, the rate of relapse is high, as small numbers of tumor cells remain after the treatments despite standard surgical and radiation therapies. Upon relapse, the tumor is often more aggressive than the initial occurrence, and unresponsive to standard first-line therapies. The development of therapies that can maintain a patient in remission following treatment for the initial tumor, rather than permitting relapse, is a significant unmet need.

•
Less toxic therapies: Current chemotherapeutic drugs are associated with a high level of toxicities, due to their nonspecific mechanism of targeting all rapidly dividing cells, rather than cancer tumor cells in particular. For patients with terminal disease, the maintenance of quality of life, in addition to extending life, is of prime importance; however, treatment-related toxicities severely impair the quality of life of cancer patients.

Current Renal Cell Carcinoma Treatments

Renal cell carcinoma (RCC) is one of the most difficult cancers to treat. Current treatments for RCC include radiation, surgery and chemotherapy. Only 20% of metastatic RCC tumors respond to standard therapy, leaving 80% of advanced RCC patients without any effective treatment. Further, up to 50% of stage I-III RCC patients relapse following treatment. With existing therapies, the five-year survival rate for RCC patients is less than 20%.

Index

Given the poor prognosis of patients with advanced stage RCC disease, we believe the development of an effective and less toxic treatment for RCC represents a significant unmet need in the marketplace.

Unmet Needs in RCC Treatment

Our first anti-cancer drug candidate on the market will focus on patients with RCC. Each year nearly 208,000 people worldwide are diagnosed with RCC, the most common form of kidney cancer. More than 102,000 die from RCC annually according to the Kidney Cancer Association (2005). In the United States, approximately 30,000 new cases are diagnosed each year, accounting for 3% of all cancer cases and approximately 1.5% of all cancer deaths.

Current CNS Treatments

Anxiety is the stress response (e.g., fight, fright, flight) that is provoked by a genuine threat or challenge. In a healthy individual, such stress is used as a spur for appropriate action. However, in an individual with anxiety, such stress induces an excessive or inappropriate state of arousal characterized by feelings of apprehension, uncertainty and/or fear, resulting in paralyzing the individual into action or withdrawal. An anxiety disorder persists once the threat is removed, while a healthy response to a threat resolves. Anxiety is linked to high levels of amygdale action that are associated with an increased prevalence of anxiety symptoms and dispositional negative affect.

Anxiety disorders are classified according to the severity and duration of their symptoms and specific behavioral characteristics. Categories include:

•	Generalized anxiety disorder (GAD), which is long lasting and low-grade.
•	Panic disorder, which has more dramatic symptoms.
•	Phobias.
•	Obsessive−compulsive disorder (OCD).
•	Post−traumatic stress disorder (PTSD)
•	Separation anxiety disorder (which is almost always seen in children).

Social phobia, also known as social anxiety disorder, is the fear of being publicly scrutinized and humiliated and is exhibited by extreme shyness and discomfort in social settings. This phobia often leads people to avoid situations and is not due to a physical, mental problem. According to the U.S. National Morbidity Survey from 1994, social phobia is the third most common psychiatric disorder in the United States. Prevalence has been estimated at 7%.

The anxiety and depression markets are dominated by a few classes of products. Selective serotonin reuptake inhibitors (SSRIs) and serotonin norepinephrine reuptake inhibitors (SNRIs) are the two major classes of anti-depressants. SSRIs and benzodiazepines are the most frequently used products to treat anxiety. While many of these products help to control anxiety and depression for some patients, they have significant drawbacks that limit patient use, such as being potentially habit-forming, causing drowsiness, limitations on use with certain pre-existing medical conditions, slow onset of action, causing sexual dysfunction, insomnia and interacting with certain food or drugs. The marketing exclusivity period of many currently marketed drugs for the treatment of anxiety and depression are close to ending, resulting in fierce competition from generic drug makers. While major pharmaceutical companies are trying to extend the protection of their blockbuster drugs, they also want to develop new classes of drugs that will give another decade of exclusivity with better efficacy. Serdaxin, as a dual action drug candidate, has a potential to address this market.

Index

Unmet Needs in CNS Therapies

The marketing exclusivity period of many key drugs for the treatment of anxiety and depression has expired or is close to expiration and has resulted in fierce competition from generic drug makers. Major pharmaceutical companies are waiting for better and safer new classes of drugs that will give them another decade of exclusivity in the market.

•
Better safety profile: Adverse reactions associated with current SSRI anxiolytics and antidepressants include nausea, sexual dysfunction, insomnia, suicidal tendency and weight gain. The occurrence of one or more of these side effects in patients is the primary reason that over 30% of patients discontinue use of these treatments.

•
Fast therapeutic onset with immediate results:  Onset of therapeutic action within the first week of use has been one of the key goals for all drug discovery programs involved in treating anxiety and depression. All current medications require several weeks to see therapeutic onset.

•
Broad spectrum of activity: The vast majority of patients who suffer from anxiety also display symptoms of depression and vice versa. In the past, each disorder was treated with separate medications. Recent clinical studies have demonstrated the ability of SSRIs to be somewhat effective in treating both anxiety and depression. Newer drugs should have more potent efficacy with better safety profiles than SSRIs to address both symptoms of anxiety and depression.

Current Sexual Dysfunction Treatment

There are currently only three oral drugs approved on the market to treat erectile dysfunction. All three products are selective inhibitors of phosphodiesterase type 5 (PDE5). These drugs may result in numerous adverse reactions, including cardiovascular effects and death. Zoraxel is not a PDE5 inhibitor, but works through a brain mediated mechanism that produces release of serotonin and dopamine. There are currently no products on the market to treat premature ejaculation, although a few products are in development.

Unmet Needs in Sexual Dysfunction

Premature ejaculation represents the largest segment of male sexual dysfunction. An estimated 30 million men in the United States and 36 million in Europe suffer from premature ejaculation, however, there are few treatment options available. There is presently no approved drug for treatment of premature ejaculation.

Market Opportunity

We believe that several factors make drug development for cancer and diseases of the central nervous system attractive to large pharmaceutical companies, including:

•
Favorable Environment for Formulary Access and Reimbursement. Given the significant death rate, the relatively poor performance of existing drugs, and the life threatening nature of cancer, decisions by medical providers and health insurance companies are more heavily focused on outcomes than product cost for cancer drugs compared to drugs from other therapeutic classes. As a result cancer drugs with proven efficacy are expected to gain rapid formulary listing and patient reimbursement, and in addition, drugs that have orphan designations are generally reimbursed by insurance companies given that there are few, if any, alternatives. Since mental disorders affect an estimated 57.7 million people in the United States, the burden of illness is significant for insurance companies as well as for employers. Given the significant cost of treating behavioral health problems, there is a favorable environment for formulary access and reimbursement for effective products that treat multiple disorders.

Index

•
Focus on Specialty Markets. Cancer patients are treated by oncologists, a group of physician specialists who are early adopters of new therapies. Marketing products to this physician group can be accomplished with a specialty sales force that requires less investment than a typical product sales force that markets to primary care physicians and general practitioners.

•
Lower Development Expenses/Shorter Development Time. Drugs for life-threatening diseases such as cancer are often treated by the Food and Drug Administration (FDA) as candidates for fast track, priority and accelerated reviews. Clinical studies for cancer require fewer patients than those for non-life threatening diseases. This results in reduced cost and shorter clinical trials. Our lead CNS product, Serdaxin, is also expected to have lower development expenses as well as shorter development time given the drug has been on the market for 20 years for other treatments, with a well-established safety record.

Our therapeutic areas focus on large markets with significant unmet needs. The high rate of cancer prevalence and the inadequacy of available treatments justify continued investment in new therapies. Datamonitor estimates that in 2004, drugs for the treatment of cancer represented a $40 billion market. In the United States alone, over $25 billion in cancer therapeutics are sold annually. Sales of cancer drugs are predicted to grow annually reaching $55 billion globally in 2009. Datamonitor attributes the sales growth will be driven mainly by innovative drugs, increasing the market share of innovative cancer therapy from 18% presently to 33% of total cancer sales by 2009.

Our Strategy

Our goal is to build value through a strong drug pipeline and marketed products in each of our market segments (cancer, CNS and sexual dysfunction) or sub-segments; however, to date, we have no marketed products. To achieve these goals, our strategy has several key components:

Target Signal Transducer Molecules With Multiple Drug Candidates

We plan to expand our drug candidate pipeline and introduce several new signal inhibitor drugs into clinical trials over the next five years. By identifying and characterizing the genes and proteins that control the signaling pathways and gene expression of cancer cells, we seek to develop DNA/RNA-based and small-molecule drugs to treat a broad range of diseases caused by abnormal expression or functions of those genes and proteins. In addition to developing our own signal transduction inhibitors, we will use our technology platforms to screen and identify compounds developed by other companies, either on their own or in collaboration with us, which could be effective signal transduction inhibitors for anti-cancer applications.

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

Index

Clinically Develop Drug Candidates as Orphan Drugs to Reduce Time-to-Market

Under the Orphan Drug Act, the FDA may expedite approval of new drugs that treat diseases affecting less than 200,000 patients each year. This category of diseases is called an "orphan indication". Incentives in the Orphan Drug Act include a faster time-to-market of the drug (with FDA approval possible after Phase II trials instead of Phase III trials) and seven years of drug marketing exclusivity for the sponsor. In addition, the FDA sometimes provides orphan research grants to aid in the costs of developing an orphan drug. Once the drug candidate has received orphan drug approval, the sponsor may conduct larger, more extensive clinical trials seeking approval for other, more widespread diseases. We plan to develop drug candidates initially for orphan category cancers in order to reduce the time-to-market for these potential products. Our drug candidates may also be effective against non-orphan category cancers, providing additional market opportunities for off-label use. This would enable us to either license these drugs for further development by major pharmaceutical companies or conduct the necessary studies to seek FDA approval for additional disease treatment indications. In the future, we may develop drug candidates for other orphan category diseases to take advantage of our expertise with the orphan drug development process.

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

Our Pipeline Drug Candidates

Our anti-cancer therapeutic technology consists of both proprietary RNA/DNA-based signal transduction inhibitors and small molecule candidate compounds believed to be effective for treating a large number of human cancers. We have a number of drug candidates in clinical development for cancer, CNS disorders and sexual dysfunction. In 2006, Phase I clinical trials of Archexin in patients with advanced cancer was successfully completed. In 2007, we plan to initiate Phase II clinical trials targeting patients with renal cell cancer (Archexin), and plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials targeting patients with social phobia (Serdaxin) and sexual dysfunction (Zoraxel). The following description of our pipeline drug candidates is based on clinical and pre-clinical trials and studies.

Index

Cancer

Our unique approach to improving cancer patients’ lives is to develop potent, targeted therapeutics with fewer side effects than current chemotherapeutics, which are highly toxic.

We develop targeted therapeutics that directly disrupt the signals responsible for the disease progression. Through a process known as signal transduction, external information is transmitted from the cell surface to specific internal signal molecules for specific functional responses, such as cell growth or cell death. The signaling pathways are comprised of functionally diverse molecules, including proteins. Most, if not all, cancer disease states arise from aberrant cell communication. Our drug candidates target critical signal molecules in cell signaling pathways, which are believed to have a broad and highly effective impact on cell survival, proliferation, metastasis and angiogenesis.

Our signal targets (e.g. Akt and HIF-1) are over-expressed and/or over-activated in many different types of human solid tumors, giving our anticancer drugs utility across a wide range of cancers.

Archexin: First-in-class Akt Inhibitor

Our leading anti-cancer drug candidate, Archexin, inhibits cellular communication of both activated and native Akt. Akt is an important target in the treatment of cancer because it plays a key role in cancer progression by stimulating cell proliferation and cell survival, and promoting angiogenesis. Archexin inhibits Akt by significantly reducing expressions of its mRNA and subsequently its protein, resulting in disruption of signaling by both activated and native Akt. Small molecule compounds may only be able to inhibit either activated or native protein.

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin. The Phase I clinical trial of Archexin, which took place at Georgetown University's Lombardi Cancer Center beginning in September 2004 and at the University of Alabama at Birmingham beginning in August 2005, was primarily to determine the safety and tolerability of the drug in patients with advanced cancer. The Phase I study demonstrated that fatigue was the dose limiting toxicity. Unlike most anti-cancer drugs, no hematological abnormalities were observed. The Phase II trial, which is expected to last 1 ½ to 2 years, is expected to begin in the second quarter of 2007 and will be a multi-center study in the U.S. and worldwide. To enhance cellular uptake and improve tumor targeting, we are also developing a nanotechnology-based delivery system for Archexin. With an outstanding profile of safety established, the goal of Phase II is to determine the efficacy of Archexin in patients with late stage renal cell carcinoma, one of the orphan indications for which we received orphan drug designation from the FDA. In addition, we plan to expand Archexin to the treatment of other orphan and non-orphan indications.

In November 2006, we announced that we had been granted a U.S. patent for our anti-Akt compounds, including Archexin. The patent covers the nucleotide sequences of the anti-sense compounds that target and inhibit the expression of Akt in human tissues or cells. The patent also covers the method of using the compounds to induce cytotoxicity in cancer cells.

Index

RX-5902: Microtubule Inhibitor and RX-0047: First-in-class HIF-1 Alpha Inhibitor

Our RX-5902 and RX-0047 drug candidates are both in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA. RX-5902, a piperazine analogue, is a microtubule inhibitor specifically acting on G2/M cell cycle. In pre-clinical studies, it strongly induced apoptosis and inhibited proliferation of various human cancer cells at nanomolar concentrations, and significantly reduced the growth of tumors in animal xenograft models. RX-5902 demonstrated potent anti-proliferating effects on drug-resistant cancer cells and showed synergism with known anti-cancer drugs as well. RX-5902 appears to process excellent oral bioavailability and thus may be developed in both intravenous and oral forms. RX-5902 is expected to enter Phase I clinical trials in 2008. RX-0047 directly inhibits HIF-1 by reducing expressions of its mRNA and protein. HIF-1 is a major regulating mechanism of cancer cell growth, invasion, angiogenesis and radiation resistance. HIF is known to be over-expressed in a broad range of human cancers and is associated with increased mortality, metastasis and/or resistance to radiation therapy.

Preclinical studies demonstrated that RX-0047 inhibits proliferation of various human cancer cells at nanomolar concentrations and significantly reduced tumor growth and metastasis in animal xenograft models. Phase I clinical trials of RX-0047 are expected to begin in 2008.

CNS

CNS disorders are another one of our therapeutic focus areas. We have exclusive patent rights (five U.S. patents and multiple pending patents) on a series of compounds that affect anxiety, depression, cognition, aggression and neurodegenerative diseases.

Serdaxin, Rexahn’s leading CNS drug candidate, modulates both serotonin and dopamine neurotransmitters, simultaneously, making it a potent therapy for anxiety and depression. The active ingredient of Serdaxin has been in medical use in other treatments for more than two decades and its safety has been well established.

Serdaxin

Serdaxin acts on the neurotransmission systems of serotonin and dopamine, which are key controlling mechanisms of anxiety and mood disorders.

It has been recognized that Serotonin is linked to the negative affect mood factor leading to negative mood states such as anxiety, disgust, fear, guilt, hostility, irritability and loneliness. Recent findings indicate that dopamine is linked to the positive affect related to positive mood states such as happiness, pleasure, motivation, and energy mood factor. Symptoms of mood disorders are causally related and clinical evidence identifies low levels of dopamine in the brain of patients. The negative mood states as well as loss of the positive mood states are common to both anxiety and mood disorders.

Serdaxin modulates both serotonin and dopamine at the same time with unique mechanisms of action that is different from currently marketed anxiolytic and anti-depressant drugs such as benzodiazepines and SSRIs. In animal models of hamsters, mice, rats and monkeys, Serdaxin increased levels of serotonin and dopamine in the brain, exhibited potent anxiolytic activities, and induced significant active imaging changes in the rat brain in fMRI(functional magnetic resonance imaging) tests. However, Serdaxin did not disrupt learning and memory functions unlike current anxiolytic drugs.

We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin, beginning in the second half of 2007,  focusing on patients with social phobia, a category of anxiety.

Index

Sexual Dysfunction

We also aim to develop therapeutics for sexual dysfunction indications.

Zoraxel

Similar to Serdaxin for CNS disorders, Zoraxel, our leading sexual dysfunction drug candidate, modulates both serotonin and dopamine neurotransmitters, which coordinate copulatory rate and sexual function. The active ingredient of Zoraxel has been in medical use in other treatments for more than two decades and its safety has been well established.

As coordinated changes in serotonin and dopamine release in different areas of the brain appears to play a critical role in controlling sexual dysfunction, Zoraxel will also be evaluated in the treatment of patients with sexual dysfunction (erectile dysfunction and premature ejaculation) more safely and effectively by enhancing dual neurotransmitters simultaneously. In rodent and monkey models of sexual dysfunction, Zoraxel was shown to significantly enhance sexual activities.

We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Zoraxel for sexual dysfunctions beginning in the second half of 2007.

Competition

Our principal drug candidates under development are expected to address unmet medical needs within the oncology, CNS and sexual dysfunction markets. For many of these disease treatment indications, our drug candidates will be competing with products and therapies either currently existing or expected to be developed. Competition among these products will be based, among other things, on product efficacy, safety, and reliability, price and patent position. An important factor will be the timing of market introduction of our competitive products. Accordingly, the relative speed with which we can bring drug candidates to the market is expected to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

There are a number of pharmaceutical and biotechnology companies both privately and publicly held that are conducting research and development activities on technologies and products for treatment of cancers, CNS diseases and sexual dysfunction. We cannot assure you that our competitors will not succeed in developing products based on technology which is similar to ours, or other novel technologies that are more effective than any which are being developed by us or which would render our technology and products obsolete and noncompetitive prior to recovery by us of the research, development and commercialization expenses incurred with respect to those products.

Our competitors engaged in developing treatments for cancer, CNS and sexual dysfunction include major pharmaceutical, specialized biotechnology firms, and academic and other research institutions. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we can.

As we expand our drug development programs to include diseases other than cancer, CNS and sexual dysfunction, we will also face competition from pharmaceutical and biotechnology companies conducting research and development activities on technologies and products for treatment of those other diseases, increasing both the number and the types of competitors we face. For many of the same reasons described above with respect to our competitors in the cancer, CNS and sexual dysfunction market, we cannot assure you that we will compete successfully against these additional competitors.

Index

Competition for Archexin

Direct competitors for Archexin are anti-cancer therapies that treat RCC. Current noninvasive treatments for RCC include immunotherapy and chemotherapy. Immunotherapy manipulates the immune system to improve the body's natural defense against cancers, using cytokines such as interferon-alpha. However, cytokine therapy has several shortcomings, such as high cost and severe toxicities. Chemotherapy usually targets cells that divide quickly, including normal cells such as those found in the blood, hair, and the lining of the gastrointestinal tract. Chemotherapy can damage these healthy cells leading to serious side effects such as nausea, anemia, hair loss, fatigue, nerve pain, infection and even treatment-related cancers.

Nexavar, developed by Bayer/Onyx, and Sutent, developed by Pfizer, are the most recently FDA-approved drugs to treat metastatic RCC. These drugs showed only limited extension of PFS (Progression-Free Survival) in patients with no prior cytokine therapy. Both have side effects such as skin rash, diarrhea, and hypertension.

We believe that the efficacy and safety profile of Archexin will make it an excellent alternative to existing therapies for RCC and other cancer indications. With fatigue as Archexin’s only dose limiting toxicity, we believe that Archexin can be an important addition to current treatments.

Competition for Serdaxin

SSRIs and anxiolytics are most frequently used to treat anxiety. While many of these products help to control anxiety, they have significant drawbacks that limit patient compliance, such as being potentially habit-forming, causing drowsiness, motor impairment, slow onset of action, sexual dysfunction, insomnia, weight gain, and suicidal tendencies.

Major competitors of Serdaxin are SSRIs currently on the market (e.g., Zoloft, Prozac and Paxil). Certain SSRIs are approved to treat depression, anxiety, and/or premenstrual dysphonic disorder (PMDD). The most common side effects of SSRIs include dry mouth, insomnia, sexual side effects (e.g., decreased libido, delayed ejaculation), diarrhea, nausea, and sleepiness.

Despite their shortcomings, anxyliotics and SSRIs are expected to continue to dominate the market for anxiety therapy. However, we believe that Serdaxin may be a superior treatment for the following reasons:

•	Safety: Serdaxin has established an excellent safety profile, and appears to avoid the major side effects associated with SSRIs and anxyliotics.

•
Potency: Combined effects of the serotonin and dopamine appear to be pharmacologically superior to SSRIs and anxyliotics, potentially covering patients from both negative mood states and loss of positive mood states.

•	Patent: Unlike the most SSRIs whose patents have expired or will soon expire, Serdaxin’s patent extends until 2024 or longer.

Index

Competition for Zoraxel

There is currently no approved drug for treating premature ejaculation, though many are under development. Two leading candidates in various stages of development are Dapoxetine, developed by ALZA and Johnson & Johnson, and PSD502, developed by Plethora Solutions.

Dapoxetine has been demonstrated to be relatively effective in treating premature ejaculation when administered from 30 minutes to 4 hours before sexual activity. However, the sponsor of the drug had withdrawn its NDA application, in part due to potential tumor formation.

PSD502 is a topical mixture for treatment of premature ejaculation. Side effects observed in Phase II clinical trials include hypoesthesia, a partial loss of sensitivity to sensory stimuli. PSD502 is currently in Phase III of development by Plethora Solutions.

Despite several drugs under development (e.g., SSRIs with short half-lives, such as Dapoxetine)) we believe Zoraxel will provide superior benefits to the potential competitors for patients with sexual dysfunction with its excellent safety profile and CNS-based dual neurotransmitter mechanisms that control sexual activities.

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

Certain drugs are eligible in the United States for designation by the FDA as "orphan" drugs if their use is intended to treat a disease that affects less than 200,000 persons in the U.S. or the disease affects more than 200,000 persons in the United States but there is no reasonable expectation that the cost of developing and marketing a drug will be recovered from the U.S. sales of such drug. In order for a sponsor to obtain orphan designation for a drug product, an application must be submitted for approval to the FDA's Office of Orphan Products Development. The approval of an application for orphan designation is based upon the information submitted by the sponsor. A drug that has obtained orphan designation is said to have "orphan status". Each designation request must stand on its own merit. Sponsors requesting designation of the same drug for the same disease treatment indication as a previously designated product must submit their own data in support of their designation request. The approval of an orphan designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies.

Orphan drugs may obtain FDA approval after successful Phase II trials, rather than after completion of Phase III trials, resulting in faster time-to-market for those drugs. If a sponsor obtains orphan drug designation for a particular compound and is the first to obtain FDA regulatory approval of that compound, then that sponsor is granted marketing exclusivity for a period of seven years. As a result, orphan drug designation blocks all other competitors from marketing the same drug for the approved use for seven years.

Index

Sales and Marketing

We seek to market our products as a market leader or first-in-class drug in each of its therapeutic categories or subcategories. We will have two distinct marketing channels, depending on the relative market size and required resources. For orphan indication drugs targeting specialized physicians, we plan to maintain our own marketing campaign by building a specialty sales force. In cancer treatment, the oncologist is virtually the sole decision maker, with certain limitations by health insurance companies. The specialty sales representatives will regularly visit oncologists, especially those who have experience of treating orphan cancer such as RCC.

We will form a co-marketing partnership with a large pharmaceutical company to market non-orphan indication drugs like Serdaxin and Zoraxel for CNS diseases and sexual dysfunction, which has a much larger market segment. The number of potential patients and clinicians who treat such patients are many. The partner’s sales reps will cover broader stakeholders which will include physicians, patients and insurance companies. We believe that a large pharmaceutical partner is best equipped to manage and execute the most effective means of reaching the consumers and of differentiating our product from those already on the market.

Research and Development

Our research and development has focused on proprietary multi-targeting genomics and nanotechnology-based projects. Our genomics-based platform technology is aimed at novel targets to affect multiple signaling events in cancer cell proliferation and growth. We are also exploring nanomedicine-based approaches to develop a targeted drug delivery system to improve the efficacy and safety of its therapeutics. For a discussion of collaboration arrangements pursuant to which we obtain research and development services from universities, research institutions and other organizations, see "Collaboration Agreements" and "Certain Relationships and Related Transactions" in Item 12 of this Annual Report.

Multi-Targeting Genomics Platform

Cancer is a complex disease caused by multiple factors including multiple genetic changes. Due to the multiplicity of its causal mechanisms, cancer treatment involves a combination of drugs with different mechanisms of action. The resulting outcome is a severe compounded accumulation of toxicities from each drug. Our approach is to control multiple mechanisms of cancer cell proliferation and growth with a single agent, instead of a combination therapy, so that only toxicities, if there are any, from the single agent may be expressed. We have conducted numerous genomics-based studies and established an integrated system, named CAMTAS, which enabled us to discover potentially important targets that control multiple genes. We believe that this novel approach will lead to the discovery of new cancer drugs based on newly discovered targets, offering greater clinical benefits for cancer patients.

Nanomedicine Delivery System

We are developing unique nanomedicine delivery systems that may increase the availability of a drug at the disease site, minimize adverse reactions, and/or provide longer duration of action of a drug in the body. Currently, nanoliposome- and nanopolymer-based anti-cancer drugs are under development. To accelerate its efforts, we are collaborating with the Center for Nanomedicine of the University of Maryland. Recently, the Maryland Industrial Partnerships (MIPS) program awarded us with a two-year grant to develop nanomedicine-based anti-cancer drugs.

Index

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

Intellectual Property

Proprietary protection for our drug candidates, processes and know-how is important to our business. We plan to aggressively prosecute and defend our patents and proprietary technology. Our policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. As of March 2007, we have one U.S. patent issued, one allowed and three patent applications pending in cancer treatment. In March 2005, we licensed-in CNS-related intellectual property (five U.S. patents, five pending patents and multiple worldwide coverage) from Revaax Pharmaceuticals, LLC. The intellectual property rights acquired cover use of certain compounds for anxiety, depression, aggression, cognition, Attention Deficit Hyperactivity Disorder, neuroprotection and sexual dysfunction. See "Collaboration Arrangements" and "Certain Relationships and Related Transactions" in Item 12 of this Annual Report on Form 10-KSB for a description of the intellectual property rights we have or share in connection with our collaborative research and development relationships with universities, research institutions and other organizations.

Collaboration and License Arrangements

We have numerous collaborative research and development relationships with universities, research institutions and other organizations. Also see the discussion in "Certain Relationships and Related Transactions" in Item 12 of this Annual Report on Form 10-KSB. A brief description of some of these relationships is below:

UPM Pharmaceuticals, Inc. ("UPM"). On April 3, 2006, we entered into an agreement with UPM to develop a short-acting extended release formulation for Serdaxin and Zoraxel.

Korean Research Institute of Bioscience and Biotechnology ("KRIBB"). On April 1, 2006, we entered into a research agreement with KRIBB to evaluate anti-tumor activity, toxicology, pharmacokinetics and mechanisms of action for RX-5902.

Ewha Womans University ("Ewha"). On March 1, 2004, we entered into an agreement with Ewha to collaborate with and sponsor Ewha's research in the area of carbocyclic nucleoside, which relates to our anticancer drug discovery efforts. Intellectual property made or developed in the course of this agreement is or will be owned by us. On March 1, 2006, we entered into a research program with Ewha.

Amarex, LLC ("Amarex"). On January 6, 2006, we contracted with Amarex to conduct Phase II clinical studies of Archexin.

Index

Korea Research Institute of Chemical Technology ("KRICT"). On June 1, 2005, we entered into a joint research agreement with KRICT with respect to research regarding protein kinases in human cancer diseases. The research term expired in early 2006. Intellectual property made or developed under this agreement is jointly owned by us and KRICT.

The University of Maryland ("UMD"). On March 15, 2005, we entered into a Maryland Industrial Partnership agreement with the Biotechnology Institute of UMD to collaborate with and sponsor UMD's research in the area of ligand screening for novel anticancer therapeutics. Intellectual property made or developed under this agreement is jointly owned by us and UMD.

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

Formatech, Inc. ("Formatech"). On August 17, 2004 we entered into an agreement with Formatech to monitor and perform stability studies on our drug candidate, Archexin. On January 3, 2006 and March 29, 2006, we contracted with Formatech to perform Archexin experiments in an effort to develop a more concentrated dosage form.

Employees

We currently have 15 employees, all of whom are based at our Rockville, Maryland office. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relationships with our employees are satisfactory.

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

To date, we have generated no product revenues. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Over the next year we expect to spend approximately $1 million on clinical development for Phase II clinical trials of Archexin. Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next year, including the clinical trials of Archexin. We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel beginning in the second half of 2007 at an additional cost of up to approximately $3 million.

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next year, could aggregate up to $7 million through the end of 2007.

We will need additional financing to continue to develop our drug candidates, which may not be available on favorable terms, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete our planned pre-clinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. Any additional sources of financing will likely involve the sale of our equity securities or securities convertible into our equity securities, which may have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have generated no revenues to date from product sales. Our accumulated deficit as of December 31, 2006 and 2005 was $20,690,326 and $14,204,323, respectively. For the years ended December 31, 2006 and 2005, we had net losses of $6,486,003 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

We have a limited operating history.

We are a development-stage company with a limited number of drug candidates. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our drug candidates. The successful commercialization of our drug candidates will require us to perform a variety of functions, including, but not limited to:

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

We will need FDA approval to commercialize our drug candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of our drug candidates, we must submit to the FDA a New Drug Application ("NDA") demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA's regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Two of our drug candidates, Archexin and RX-0047, are ASO compounds. To date, the FDA has not approved any NDAs for any ASO compounds. In addition, both Archexin and RX-0047 are of a drug class (Akt inhibitor, in the case of Archexin, and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date. After the clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. In 2007, we expect Archexin, an oncology drug candidate, to enter Phase II clinical trials. We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel, neuroscience and sexual dysfunction dmg candidates, beginning in the second half of 2007.

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

Index

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

Index

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials and toxicology studies. This business practice is typical for the pharmaceutical industry and companies like us. For example, the Phase I clinical trials of Archexin were conducted at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center and the University of Alabama at Birmingham, with the assistance of Amarex, LLC, a pharmaceutical clinical research service provider who is responsible for creating the reports that will be submitted to the FDA. We also relied on TherImmune Research Corporation (now named Bridge Global Pharmaceutical Services, Inc.), a discovery and pre-clinical service provider, to summarize Archexin 's pre-clinical data. While we make every effort internally to oversee their work, these collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed. The risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control. A delay in any of these programs may not necessarily have a direct impact on our daily operations. However, to the extent that a delay results in additional cost to us, a higher than expected expense may result. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations, such as Keryx Biopharmaceuticals, Genta Incorporated and Imclone Systems Incorporated. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as more experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

Index

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and PCT patent applications for anti-Akt compounds, including Archexin, anti-HIF compounds, including RX-0047. In November 2006, we were granted a U.S. patent for our anti-Akt compounds, including Archexin. The patent covers the nucleotide sequences of the anti-sense compounds that target and inhibit the expression of Akt in human tissues or cells. The patent also covers the method of using the compounds to induce cytotoxicity in cancer cells. We have also filed three U.S. provisional patent applications for new anti-cancer quinazoline compounds, new anti-cancer nucleoside products and a drug target, cenexin, a polo-box binding protein. In December 2004, we also filed two Korean patent applications for new anti-cancer piperazine compounds. Through our licensing agreement with Revaax, we hold exclusive rights to five patents and 14 patent applications, with respect to certain chemical structures related to antibiotics, but without antibiotic efficacy. However, we cannot predict:

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

Our license agreement with Revaax is subject to termination by Revaax if we materially breach our obligations under the agreement, including breaches with respect to certain installment payments and royalty payments, if such breaches are not cured within a 60-day period. The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding. If this license agreement is terminated, we will lose all of our rights to develop and commercialize the licensed compounds, including Serdaxin and Zoraxel, which would significantly harm our business and future prospects.

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

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. Although we currently carry clinical trial insurance and product liability insurance we, or any collaborators, may not be able to maintain such insurance at a reasonable cost. Even if our agreements with any future collaborators entitles us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

An investment in shares of our common stock is very speculative and involves a very high degree of risk.

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments. Our accumulated deficit as of December 31, 2006 and 2005 was $20,690,326 and $14,204,323, respectively. For the years ended December 31, 2006 and 2005, we had net losses of $6,486,003 and $6,349,540, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

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

Index

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

Some or all of the "restricted" shares of our common stock issued in the merger of CPRD and Rexahn, Corp or held by other stockholders may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1 percent of the outstanding shares (approximately 500,000 shares) during a three-month period. Any of the restricted shares may be freely sold by a non-affiliate after they have been held two years.

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

These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Currently, there are approximately 500 holders of record of our common stock.

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

As of March 30, 2007, we are authorized to issue two classes of capital stock, which are common stock and preferred stock. Our total authorized shares of common stock and preferred stock are 500,000,000 shares, par value $0.0001 per share, and 100,000,000 shares, par value $0.0001, respectively. As of March 30, 2007, we have 50,308,132 shares of common stock outstanding and approximately 500 stockholders of record of common stock. As of March 30, 2007, no shares of preferred stock are outstanding.

Our common stock is traded on the Over the Counter Bulletin Board (the "OTC-BB") under the ticker symbol "RXHN." Prior to May 13, 2005, the Company common stock was traded on the OTC-BB under the ticker symbol "CPRD" since November 2004. The quarterly reported high and low bid and asked prices for our common stock are shown below for the eight fiscal quarters ended December 31, 2006. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions.

Period	High	Low
2005
First Quarter[1]	$0.15	$0.02
Second Quarter [1,2]	$4.00	$0.30
Third Quarter	$4.60	$2.50
Fourth Quarter	$3.25	$1.50
2006
First Quarter	$2.50	$1.11
Second Quarter	$2.00	$1.15
Third Quarter	$5.00	$1.50
Fourth Quarter	$3.05	$1.01
________________________
[1]	Reflects adjustments made in accordance with a 1-for-100 reverse stock split in May 2005.
[2]	The merger of Corporate Road Show.Com and Rexahn, Corp was completed on May 13, 2005.

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

Critical Accounting Policies

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are in accordance with United States generally accepted accounting principles, or GAAP, and their basis of application is consistent with that of the previous year.

Index

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Shared-Based Payment" ("SFAS No. 123R"). This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amount in the statement of operations. The implementation of this statement was effective January 1, 2006 and has been adopted by the Company using the modified prospective method.

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

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method to account for stock-based compensation in accordance with APB Opinion No. 25 and, as permitted by SFAS No. 123, provided pro forma disclosures of net loss and loss per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of our common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

Index

Our results include non-cash compensation expense as a result of stock option grants. For stock-based awards prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Compensation expense for options granted to employees represents the difference between the fair market value of our common stock and the exercise price of the options at the date of grant. This amount is being recorded over the respective vesting periods of the individual stock options. We expect to record additional non-cash compensation expense in the future, which may be significant. Compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as the fair value of the equity instruments issued.

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

The exercise prices of the options granted to employees were below the fair market value of the common stock on the date of the grant. In December 2005, employees holding stock options that were not vested as of December 31, 2004 and stock options that were granted on or after January 1, 2005 agreed to amend the exercise prices of those options from $0.24 per share to $0.80 per share, the fair market value of the common stock (as determined by the board of directors), in order to comply with the requirements of Internal Revenue Code Section 409A. The repricing of the options issued to employees was accounted as a cancellation of existing options and issuance of new options. The effective date of this repricing was January 1, 2005. The amendment was accounted for prospectively and resulted in a reversal of stock option compensation expense of $306,896 related to employee options recorded in the period from January 1, 2005 to September 30, 2005. There was no impact on the Company's results of operations for the year ended December 31, 2004. Using the intrinsic value method, the total compensation cost for the year ended December 31, 2005 amounted to $0 (2004-$658,000) and is being amortized over the vesting period.

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

Index

See Note 8 to the Financial Statements in Item 7 of this Annual Report for further information on our stock option compensation expense.

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statement in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and results of operations

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and has applied SAB No. 108 in connection with the preparation of is annual financial statements for the year ending December 31, 2006. The application of SAB No. 108 did not to have a material effect on its financial position and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective periods beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

Index

Results of Operations

Comparison of the Year Ended December 31, 2006 and the Year Ended December 31, 2005

Total Revenues

During 2003 we entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder. Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist us with the research, development and clinical trials necessary for registration of our Archexin drug candidate in Asia. This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import Archexin in Asia. A one-time contribution to the joint development and research of Archexin of $1,500,000 was paid to us in 2003 in accordance with the agreement. The amount of revenue from this contribution is being recognized as income over the term of this agreement which terminates at the later of 20 years or the term of the patent on the licensed product. We use 20 years as the basis for revenue recognition and accordingly $75,000 was included in revenues in each fiscal year beginning with 2003 and the remaining $1,200,000 is reflected as deferred revenue on the balance sheet as of December 31, 2006. We adopted SAB No. 104, "Revenue Recognition - Nonrefundable Upfront Fees" with respect to the accounting for this transaction. These fees are to be used in the cooperative funding of the costs of development of Archexin.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $249,750, or 8.9%, from $2,801,743 in fiscal 2005 to $3,051,493 in fiscal 2006. The increase was due primarily to an increase in professional fees and expenses incurred related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and professional fees related to the Company's proposed transaction with Future Systems, Inc in early 2006. Higher general and administrative expenses during fiscal 2006 were also attributable to the higher stock compensation expense resulting from the adoption of SFAS No. 123R, effective January 1, 2006.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Research and development expenses increased $1,608,857, or 93.7%, from $1,716,566 in fiscal 2005 to $3,325,423 in fiscal 2006. The increase was due primarily to the fact that several of our drug candidates are continuing to undergo clinical trials and we have taken preliminary steps to prepare other drug candidates for clinical trials. We expect that research and development expenses will continue to increase as our other drug candidates move into the clinical trials phases of development. Higher research and development expenses during fiscal 2006 were also attributable to the higher stock compensation expense resulting from the adoption of SFAS No. 123R, effective January 1, 2006 and an increase in the number of outstanding shares subject to options during fiscal 2006 compared to fiscal 2005.

Index

Patent Fees

Our patent fees increased $112,549, or 63%, from $178,625 in fiscal 2005 to $291,174 in fiscal 2006. The increase was due primarily to an increase in the number of patent filings made during fiscal 2006 compared to fiscal 2005.

Depreciation and Amortization

Depreciation expense increased $28,110, or 29.2%, from $96,400 in fiscal 2005 to $124,510 in fiscal 2006. The increase was due primarily to the purchase of new laboratory equipment.

Interest Expense

Our interest expense decreased $97,165, or 49.3%, from $196,816 in fiscal 2005 to $99,651 in fiscal 2006. The decrease was due primarily to conversion of $3,850,000 principal amount of the Company's convertible notes into common stock in May 2006.

Interest Income

In fiscal 2006, we recorded $331,248 of interest income from the investment of our cash and cash equivalents and other short-term investments, compared to $190,610 recorded in fiscal 2005. The increase of $140,638, or 73.8%, was primarily due to higher cash and cash equivalent balances and higher interest rates during fiscal 2006.

Research and Development Projects

Research and development expenses are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred. Our research and development programs are related to our five lead drug candidates, Archexin, RX-0047, RX-5902, Serdaxin and Zoraxel.

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage by each program. Each of our lead drug candidates is in various stages of completion as described below. As we expand our clinical studies, we will enter into additional development agreements. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced drug candidates, Archexin, Serdaxin and Zoraxel, is uncertain, and because RX-0047 and RX-5902 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates. If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

Index

Archexin

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate. The costs incurred for the clinical trial was approximately $1,500,000.

The Phase I clinical trial of Archexin, which took place at Georgetown University's Lombardi Cancer Center beginning in September 2004 and at the University of Alabama at Birmingham beginning in August 2005, was primarily to determine the safety and tolerability of the drug in patients with advanced cancer. We expect to file a complete final report of Phase I results with the Food and Drug Administration this year.

As the main purpose of the clinical trial was to establish the safety of Archexin, the parameters that determined the completion of this project were a direct function of the safety profile of this compound in humans. As this was the first time that Archexin had been administered to humans, the safety profile in humans was unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints would be met was estimated.

The Phase II clinical trial of Archexin is expected to begin this year in patients with advanced renal cell carcinoma who have failed previous treatments. The trial is the first of multiple trials planned for Archexin. We estimate that the Phase II trials will be completed in 2009 and will require approximately $5,000,000. In January 2005, we received "orphan drug designation" from the FDA for Archexin for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer. The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people. Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States. In the future, we plan to apply Archexin to the treatment of other orphan indications and other cancers.

RX-0047 and RX-5902

RX-0047 and RX-5902 are both in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA. Through December 31, 2006, the costs incurred for development of these compounds to date have been approximately $800,000 for RX-0047, and $300,000 for RX-5902. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000. These compounds may be entered into these Phase I clinical trials in 2008.

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

Index

Serdaxin and Zoraxel

Serdaxin and Zoraxel are scheduled to enter Phase II trials in 2007, subject to obtaining sufficient additional financing. We currently estimate that these studies will require approximately $4,000,000 and $3,000,000, respectively.

Liquidity and Capital Resources

Cash used in operating activities was $5,843,198 in fiscal 2006 compared to $4,131,450 in fiscal 2005. Fiscal 2006 operating cash flows reflect our loss from continuing operations of $6,486,003, offset by net non-cash charges of $1,083,406 and a net decrease in cash components of working capital of $440,661. Non-cash charges consist of depreciation and amortization of $124,510, stock option compensation expense of $1,033,956 and amortization of deferred revenue of $75,000. The decrease in working capital primarily consists of a $12,249 decrease in accounts payable and accrued expenses and an increase of $428,412 to prepaid and other assets. Fiscal 2005 operating cash flows reflect our loss from continuing operations of $6,349,540, offset by net non-cash charges of $2,105,025 and a net increase in cash components of working capital of $113,065. Non-cash charges consisted of $1,625,000 representing the beneficial conversion feature of our convertible notes, compensatory stock expense of $21,877, depreciation of $96,400 and stock option compensation expense of $436,748. The increase in working capital primarily consisted of the beneficial conversion feature charge of $1,625,000, a $205,978 increase in stock option compensation expenses and a $43,611 increase in depreciation, offset by a decrease in accounts payable of $37,843.

Cash used in investing activities of $52,952 in fiscal 2006 reflects capital expenditures of $52,952 for the purchase of equipment. Cash used in investing activities of $7,915,750 in fiscal 2005 consisted of purchases of short-term investments of $7,821,667, in addition to capital expenditures of $94,083 for the purchase of equipment.

Cash used in financing activities of $186,415 in fiscal 2006 consists of principal payments on long-term debt of $172,813 and the purchase of treasury stock in the amount of $28,410, offset by proceeds of $14,808 from the issuance of common stock upon the exercise of stock options. Cash provided by financing activities of $13,326,179 in fiscal 2005 consisted of proceeds of $8,359,582 from the issuance of common stock and $5,150,000 from proceeds of long-term debt, offset by principal payments on long-term debt of $183,403.

For the years ended December 31, 2006 and 2005, we experienced net losses of $6,486,003 and $6,349,540, respectively. Our accumulated deficit as of December 31, 2006 and 2005 were $20,690,326 and $14,204,323, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents. During fiscal 2006, we had a net decrease in cash and cash equivalents of $6,082,565. This decrease primarily resulted from the cash used in operating activities of $5,843,198, investing activities of $52,952 and financing activites of $186,415.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity and debt offerings we may make, cash on hand, licensing fees and grants. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.

Index

Contractual Obligations

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $223,126, based on the fees, enrollment and completion of 20 patients and is payable based on the progress of the treatment over the effective period of the agreement. We expect to make payments under the agreement in 2007.

On August 17, 2004, we entered into an agreement with Formatech, Inc. to monitor and perform stability studies on our drug candidate, Archexin. The total cost of these services is $46,700. For the years ended December 31, 2006 and 2005, we paid $5,200 and $10,400, respectively, towards the cost of these studies. A payment of $8,200 is due during 2007.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease are as follows:

For the years ended December 31
2007	$216,170
2008	222,655
2009	112,972
$551,797

On January 3, 2006 and March 29, 2006, we contracted with Formatech to perform Archexin experiments in an effort to develop a more concentrated dosage form. The cost of the project was $57,000, the total cost of which was paid in the year ended December 31, 2006. In addition, on January 6, 2006, we entered into a drug packaging agreement with Formatech for Phase II clinical trials of Archexin. In accordance with the agreement, the estimated cost of the project is $128,250 plus pass through expenses (e.g., outsourced testing), of which 138,540 was paid during the year ended December 31, 2006.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies. In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses. The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing. We paid $361,973 towards the cost of the study in the year ended December 31, 2006.

On March 1, 2006, we entered into a research program with Ewha Woman's University. The effective period of the agreement was from March 1, 2006 to February 28, 2007. In accordance with the agreement, the cost of the research program was $40,000 and was paid upon full execution of the agreement. The Company paid $40,000 in connection with the agreement during the year ended December 31, 2006.

Index

On April 1, 2006, we entered into research agreement with Korean Research Institute of Bioscience and Biotechnology to evaluate antitumor activity, toxicology, pharmacokinetics and mechanisms of action for RX-5902. In accordance with the agreement, the estimated contract duration is twelve months for a cost of $120,000, which was paid during the year ended December 31, 2006.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop several release formulation for Serdaxin and Zoraxel. In accordance with the agreement, the estimated contract duration was seven months for an estimated cost of $443,975, of which $112,124 was paid during the year ended December 31, 2006. The service costs were payable based upon a payment schedule related to certain milestones.

On April 19, 2006, we executed definitive agreements with Future Systems, Inc. ("FSI"), a Korean stock exchange (KOSDAQ) listed information technology company based in Seoul, Korea. Pursuant to the agreements, we would transfer to FSI exclusive rights and a non-exclusive license to develop, manufacture, and sell products based on Rexahn’s RX-0201, RX-0047 and RX-10100 drug candidates in certain territories for approximately $35.8 million, and simultaneously, FSI would issue and sell 4,326,854 shares of its common stock to us, representing approximately 28% of FSI’s outstanding shares, after giving effect to the subscription. The investment, of approximately $35.8 million, would have made us the largest single stockholder of FSI. In addition, we entered into an agreement with FSI and Core F.G. Co., Ltd., the general partner of Triplewin Corporate Restructuring Partnership, the then-current majority shareholder of FSI, with respect to the management of FSI in connection with redirecting FSI’s business focus to the biopharmaceutical industry. Completion of the transactions was subject to customary closing conditions, including approval by FSI shareholders.  On June 8, 2006, we terminated the agreements entered into with FSI and Core F.G. Co., Ltd., including a share subscription agreement, an intellectual property assignment and license agreement and a management agreement, providing for, among other things, the assignment and license by us to FSI of certain intellectual property rights for our drug candidates in specified markets and the acquisition by us of an ownership interest in FSI. The termination followed a vote on the proposed transactions that was not approved by the FSI shareholders at a meeting in Seoul, Korea on June 7, 2006.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of Archexin. Over the next 12 months we expect to spend a minimum of approximately $1.0 million on clinical development for Phase II clinical trials of Archexin (including our commitments described under "Contractual Commitments" of this Item 6), $2.6 million on general corporate expenses, and approximately $216,000 on facilities rent. We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel beginning in the second half of 2007 at an additional cost of up to approximately $3 million. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-5902, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $7 million through the end of 2007.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Index

Item 7.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$4,034,060	$10,116,625
Prepaid expenses and other	483,186	54,774
Total Current Assets	4,517,246	10,171,399
Equipment, Net (note 3)	149,993	203,632
Intangible Assets, Net (note 4)	321,971	339,890
Total Assets	$4,989,210	$10,714,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$575,363	$587,612
Licensing fee payable (note 4)	-	172,813
Total Current Liabilities	575,363	760,425
Long-Term Convertible Debt (note 5)	-	3,850,000
Deferred Revenue (note 6)	1,200,000	1,275,000

Total Liabilities	1,775,363	5,885,425
Commitment and Contingencies (note 10)
Stockholders' Equity (note 7):
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 50,322,337 issued (2005- 46,410,632) and 50,308,132 outstanding (2005- 46,410,632)	5,032	4,641
Treasury stock, 14,205 (2005 - 0) shares, at cost	(28,410)	-
Additional paid-in capital	23,927,551	19,029,178
Accumulated deficit during the development stage	(20,690,326)	(14,204,323)

Total Stockholders' Equity	3,213,847	4,829,496

Total Liabilities and Stockholders' Equity	$4,989,210	$10,714,921

See the notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Operations

	Cumulative from March 19, 2001 (Inception) to	Years Ended December 31,
	December 31, 2006	2006	2005
Revenues:
Research	$300,000	$75,000	$75,000

Expenses:
General and administrative	9,610,582	3,051,493	2,801,743
Research and development	9,275,043	3,325,423	1,716,566
Patent fees	518,860	291,174	178,625
Depreciation and amortization	382,391	124,510	96,400

Total Expenses	19,786,876	6,792,600	4,793,334

Loss from Operations	(19,486,876)	(6,717,600)	(4,718,334)

Other (Income) Expense
Interest income	(722,697)	(331,248)	(190,610)
Interest expense	301,147	99,651	196,816
Beneficial conversion feature	1,625,000	-	1,625,000
	1,203,450	(231,597)	1,631,206
Net Loss	$(20,690,326)	$(6,486,003)	$(6,349,540)

Loss per weighted average number of shares outstanding, basic and diluted		$(0.13)	$(0.15)

Weighted average number of shares outstanding, basic and diluted		48,865,988	41,976,959

See the notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
Period from March 19, 2001 (Inception) to December 31, 2006

						Accumulated
						Deficit
						During	Total
	Common Stock		Treasury Stock		Additional	the	Stockholders’
	Number		Number		Paid in	Development	Equity
	of shares	Amount	of shares	Amount	Capital	Stage	(Deficit)

Opening balance, March 19, 2001	-	$-	-	$-	$-	$-	$-
Common shares issued	7,126,666	71,266	-	-	4,448,702	-	4,519,968
Net loss	-	-	-	-	-	(625,109)	(625,109)

Balance, December 31, 2001	7,126,666	71,266	-	-	4,448,702	(625,109)	3,894,859
Net loss	-	-	-	-	-	(1,181,157)	(1,181,157)

Balance, December 31, 2002	7,126,666	71,266	-	-	4,448,702	(1,806,266)	2,713,702
Common shares issued	500,000	5,000	-	-	1,995,000	-	2,000,000
Stock option compensation	-	-	-	-	538,074	-	538,074
Net loss	-	-	-	-	-	(2,775,075)	(2,775,075)

Balance, December 31, 2003	7,626,666	76,266	-	-	6,981,776	(4,581,341)	2,476,701
Common shares issued	1,500	15	-	-	1,785	-	1,800
Stock option compensation	-	-	-	-	230,770	-	230,770
Net loss	-	-	-	-	-	(3,273,442)	(3,273,442)

Balance, December 31, 2004	7,628,166	$76,281	-	$-	$7,214,331	$(7,854,783)	$(564,171)

See the notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
Period from March 19, 2001 (Inception) to December 31, 2006

						Accumulated
						Deficit
						During	Total
	Common Stock		Treasury Stock		Additional	the	Stockholders’
	Number		Number		Paid in	Development	Equity
	of shares	Amount	of shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2004	7,628,166	$76,281	-	$-	$7,214,331	$(7,854,783)	$(564,171)
Stock split (5 for 1)	30,512,664	(72,467)	-	-	72,467	-	-
Common shares issued in connection with merger	3,397,802	340	-	-	(340)	-	-

Common stock issued for cash	4,175,000	417	-	-	8,349,565	-	8,349,982
Common shares issued on conversion of convertible debt	650,000	65	-	-	1,299,935	-	1,300,000
Exercise of stock options	40,000	4	-	-	9,596	-	9,600
Common shares issued in exchange for services	7,000	1	-	-	21,876	-	21,877
Beneficial conversion feature	-	-	-	-	1,625,000	-	1,625,000
Stock option compensation	-	-	-	-	436,748	-	436,748
Net loss	-	-	-	-	-	(6,349,540)	(6,349,540)

Balance, December 31, 2005	46,410,632	4,641	-	-	19,029,178	(14,204,323)	4,829,496
Exercise of stock options	61,705	6	-	-	14,802	-	14,808
Common shares issued on conversion of convertible debt	3,850,000	385	-	-	3,849,615	-	3,850,000
Purchase of treasury stock	-	-	14,205	(28,410)	-	-	(28,410)
Stock option compensation	-	-	-	-	1,033,956	-	1,033,956
Net loss	-	-	-	-	-	(6,486,003)	(6,486,003)

Balance, December 31, 2006	50,322,337	$5,032	14,205	$(28,410)	$23,927,551	$(20,690,326)	$3,213,847

See the notes accompanying the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows

	Cumulative from March 19, 2001 (Inception) to	Years Ended December 31,
	December 31, 2006	2006	2005
Cash Flows from Operating Activities:
Net loss	$(20,690,326)	$(6,486,003)	$(6,349,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	1,625,000	-	1,625,000
Compensatory stock	21,877	-	21,877
Depreciation and amortization	382,391	124,510	96,400
Stock option compensation expense	2,239,548	1,033,956	436,748
Amortization of deferred revenue	(300,000)	(75,000)	(75,000)
Changes in assets and liabilities:
Prepaid expenses and other	(483,186)	(428,412)	(38,579)
Accounts payable and accrued expenses	575,363	(12,249)	151,644
Net Cash Used in Operating Activities	(16,629,333)	(5,843,198)	(4,131,450)
Cash Flows from Investing Activities:
Purchase of equipment	(498,139)	(52,952)	(94,083)
Net Cash Used in Investing Activities	(498,139)	(52,952)	(94,083)
Cash Flows from Financing Activities:
Issuance of common stock	14,896,158	14,808	8,359,582
Proceeds from long-term debt	5,150,000	-	5,150,000
Proceeds from research contribution	1,500,000	-	-
Payment of licensing fees	(356,216)	(172,813)	(183,403)
Purchase of treasury stock	(28,410)	(28,410)	-
Net Cash Provided by (Used in) Financing Activities	21,161,532	(186,415)	13,326,179
Net Increase (Decrease) in Cash and Cash Equivalents	4,034,060	(6,082,565)	9,100,646
Cash and Cash Equivalents - beginning of period	-	10,116,625	1,015,979
Cash and Cash Equivalents - end of period	$4,034,060	$4,034,060	$10,116,625
Supplemental Cash Flow Information
Interest paid	$292,912	$280,535	$4,316

Non-cash investing and financing activities:

In February 2005, the Company entered into a licensing agreement in exchange for debt of $356,216.

In December 2005, the Company’s convertible notes of $1.3 million were converted into 650,000 shares of the Company’s common stock.

In May 2006, the Company’s convertible notes of $3.85 million were converted into 3.85 million shares of the Company’s common stock.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

1.	Operations and Organization (cont’d)

Merger of Subsidiary

On September 29, 2005, the Company's wholly owned subsidiary, Rexahn, was merged with and into the Company and Rexahn's separate existence was terminated.

2.	Summary of Significant Accounting Policies

a)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments with remaining maturities of three months or less at acquisition.

b)	Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

	Life	Depreciation Method
Furniture and fixtures	7 years	double declining balance
Office equipment	5 years	double declining balance
Lab equipment	5-7 years	double declining balance
Computer equipment	5 years	straight line
Leasehold improvements	3 years	straight line
Cylinders and designs	3 years	straight line

c)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, as well as stock compensation related to these costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

d)	Use of Estimates

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

e)	Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate fair value because of the short-term maturity of these financial instruments.

f)	Income Taxes

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

g)	Earnings or Loss Per Share

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

The following potentially dilutive securities have been excluded from the diluted net earnings (loss) per share calculations for the years ended December 31, 2006 and 2005 because their effect would have been antidilutive:

	December 31,
	2006	2005
Shares subject to options	6,123,295	5,770,000
Shares potentially issued upon conversion of convertible debt	-	3,850,000
Total	6,123,295	9,620,000

h)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the estimated grant date fair value of those awards. SFAS No. 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

h)	Stock-Based Compensation (cont’d)

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB No.25”), and, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), provided pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards was recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost was amortized over the vesting period. The Company accounted for forfeitures as they occurred.

The Company adopted SFAS No.123R using the modified prospective transition method, which requires the recognition of compensation expense for awards granted after January 1, 2006 that are expected to vest and for unvested awards granted prior to adoption of SFAS No. 123R that are expected to vest. The compensation expense related to the awards granted prior to adoption SFAS No. 123R is based on the grant date fair value estimated in accordance with SFAS No. 123 and the stock based compensation expense for awards granted on or after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Prior period results have not been adjusted to reflect the adoption of SFAS No.123R.

For non-employee stock-based compensation, the Company uses the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (“EITF 96-18”).

i)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset less costs of selling.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

j)	Concentration of Credit Risk

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

k)	Recent Accounting Pronouncements Affecting the Company

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008.   The Company is currently evaluating the impact, if any, adoption of SFAS No. 157 will have on our financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

k)	Recent Accounting Pronouncements Affecting the Company(cont’d)

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No.108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The application of SAB No. 108 did not have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

m)	Comparative information

Certain amounts for fiscal 2005, as well as cumulative amounts from March 19, 2001 to December 31, 2006, have been reclassified to conform with the current year's financial statement presentation.

3.	Equipment, Net

	December 31,	December 31,
	2006	2005

Furniture and fixtures	$31,713	$31,713
Office equipment	43,648	43,648
Lab equipment	416,093	363,140
Computer equipment	5,066	5,066
Cylinders and designs	2,000	2,000

	498,520	445,567
Less: Accumulated depreciation	348,526	241,935

Net carrying amount	$149,993	$203,632

Depreciation expense was $106,591 and $80,074 for 2006 and 2005, respectively.

4.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license, of Revaax's licensed technology and products. The agreement calls for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006. Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into. The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality. The asset is amortized on a straightline basis over the estimated useful life of 20 years. The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%. As at December 31, 2006 the outstanding balance was paid. Amortization expense was $17,919 and $16,326 for 2006 and 2005, respectively. The Company tested the asset for impairment and found none.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

5.	Long-Term Convertible Debt

On February 28, 2005, the Company issued, in a transaction exempt from registration under the Securities Act of 1933, as amended, $3,850,000 aggregate principal amount of 6% convertible notes due on February 28, 2008. The notes were subject to conversion into shares of common stock of the Company, at the holder's option, at any time from and after the earlier of (i) the date of the first anniversary of the closing of the Acquisition Merger (May 13, 2006) or (ii) May 26, 2006 to the maturity date, February 28, 2008. The notes would be automatically converted upon (i) the closing of the sale of all or substantially all of the assets of the Company or any merger, consolidation or other business combination or (ii) the maturity date. The conversion price was equal to the lesser of $1.00 per share (as adjusted in the Acquisition Merger) and a floating price determined by the average of three lowest current market prices of Company common stock during the 40 calendar day period immediately preceding conversion. On May 13, 2006, owners of the convertible notes exercised their rights to convert the entire principal amount of the notes into 3,850,000 shares of the Company’s common stock at a conversion price of $1.00 per share.

On August 8, 2005, the Company completed a private placement of $1.3 million aggregate principal amount of convertible notes. The holders of these notes were entitled any time after September 19, 2005 until August 8, 2008, or upon the occurrence and continuance of any of the events of default, to convert the principal amount of any convertible notes or portions thereof into common stock at a conversion price of $2.00 per share. The Company evaluated this transaction and determined that based on the market price of the Company's common stock on August 8, 2005 of $4.50 per share, there was an associated deferred beneficial conversion feature of $2.50 per share, or a total of $1,625,000, and recorded such amount as interest to be recognized over the term of the note. On December 2, 2005, the note holders exercised their rights to convert the entire principal amount of the notes into an aggregate of 650,000 shares of the Company's common stock. Upon conversion, the deferred beneficial conversion feature of $1,625,000 was recorded as an increase in net loss and an increase in the value of additional paid in capital.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

6.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder. Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia. This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement. The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $75,000 was included in revenues for each of the years ended December 31, 2006 and 2005. The remaining $1,200,000 at December 31, 2006 (2005-$1,275,000) is reflected as deferred revenue on the balance sheet. The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2009.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

7.	Common Stock

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

The following transactions occurred during fiscal years 2001 through 2006:

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

f)
In July 2003, the shareholders described in b)(iii) and e) transferred an aggregate of 1,268,332 shares of common stock to a voting trust. The trust allows for the unified voting of the stock by the trustees. The appointed trustees are senior management of the Company who, together with their existing shares, control a majority of the voting power of the Company.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

7.	Common Stock (cont’d)

g)	On August 20, 2003 the Company issued 500,000 shares of common stock to KT&G Corporation for cash of $2,000,000.

h)	On October 29, 2004, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800 and the Company issued an aggregate of 1,500 shares.

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

l)
On December 2, 2005, the holders of a convertible note, representing $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the note into the Company's common stock. Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company's common stock for cash of $9,600.and the Company issued an aggregate of 40,000 shares.

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $1,200 and the Company issued an aggregate of 5,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

7.	Common Stock (cont’d)

o)
On April 12, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,409 and the Company issued an aggregate of 14,205 shares. On the same date, the Company agreed to repurchase common stock from the option holder based on the then market price for treasury in exchange for the aggregate purchase price of $28,410 in cash.

p)
On May 13, 2006, holders of the $3,850,000 convertible notes issued on February 28, 2005, exercised their rights to convert the entire principal amount of the notes into shares of the Company’s common stock. Based on a $1.00 per share conversion price, the Company issued 3,850,000 shares of common stock in connection with the conversion (See note 5).

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

8.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan. Under the plan, the Company grants stock options to key employees, directors and consultants of the Company. For all grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary and the remaining 40% on the third anniversary. For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements. Options authorized for issuance under the plan total 17,000,000 after giving effect to an amendment to the Company's Stock Option Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and as of December 31, 2006, 10,876,705 options are available for issuance (2005- 1,182,500).

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

8.	Stock-Based Compensation (cont'd)

Prior to adoption of the plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

Effective January 1, 2006, the plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB No. 25, and related interpretations. SFAS No. 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth in SEC SAB No. 107, which provides the SEC staff's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

8.	Stock-Based Compensation (cont'd)

As a result of the adoption of SFAS No. 123R, the Company's results of operations for the year ended December 31, 2006 include share-based employee compensation expense totaling $656,169. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses. No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its net deferred tax assets. No stock option compensation expense was recorded under APB No. 25 in the Statements of Operations for the year ended December 31, 2005.

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

Accounting for Non-Employee Awards

The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with SFAS No. 123 and EITF 96-18. The adoption of SFAS No. 123R and SAB No. 107, as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18.

Stock compensation expense related to non-employee options was $377,787 for the year ended December 31, 2006 and $436,748 for the year ended December 31, 2005. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

The weighted average estimated fair value of stock options granted in the year ended December 31, 2006 and 2005 was $0.83 and $0.77, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS No. 123R and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon the contract life with non-employees.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

8.	Stock-Based Compensation (cont'd)

The assumptions made in calculating the fair values of options are as follows:

	2006	2005
Black-Scholes weighted average assumptions:
Expected dividend yield	0	0
Expected volatility	100%	100%
Risk free interest rate	4.70%-5.00%	4.54%
Expected term (in years)	1-5 years	5 years

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of SFAS No. 123R

The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the year ended December 31, 2005.

Year Ended December 31, 2005
Net loss, as reported	$(6,349,540)
Add, Stock-based employee compensation recorded under APB No. 25 intrinsic share method included in reported net loss	-
Deduct, Stock-based employee compensation expense determined under fair value-based method for all employee awards (no tax effect)	(638,918)

Pro forma net loss	$(6,988,458)
Net loss per share:
Basic and diluted-as reported	$(0.15)
Basic and diluted-pro forma	$(0.17)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

8.	Stock-Based Compensation (cont'd)

The following table represents all of the Company's stock options granted, exercised and cancelled during the year ended December 31, 2006 and 2005.

	2006		2005

	Shares Subject to Options	Weighted Avg. Option Prices	Shares Subject to Options	Weighted Avg. Option Prices

Outstanding at January 1	5,770,000	$0.84	2,775,000	$0.24
Cancelled due to repricing	-	-	(927,500)	0.24
Granted due to repricing	-	-	927,500	0.80
Granted	1,165,000	1.31	3,810,000	1.01
Exercised	(61,705)	0.24	(40,000)	0.24
Cancelled	(750,000)	0.80	(775,000)	0.24

Outstanding at December 31	6,123,295	$0.94	5,770,000	$0.84

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

8.	Stock-Based Compensation (cont'd)

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
Outstanding at December 31, 2006	6,123,295	$0.94	8.0 years	$-

Exercisable at December 31, 2006	3,035,628	$0.85	7.6 years	$-

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregated Intrinsic Value
Outstanding at December 31, 2005	5,770,000	$0.84	8.7 years	$6,693,200

Exercisable at December 31, 2005	1,677,708	$0.54	7.9 years	$2,449,454

A total of 61,705 and 40,000 options were exercised during the year ended December 31, 2006 and 2005, respectively. The intrinsic value of the options exercised was $78,288 and $70,400 in 2006 and 2005, respectively.

As of December 31, 2006, there was $2,242,525 (2005- $2,933,431) of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.8 years (2005- 2.2 years).

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

9.	Income Taxes

The components of deferred income taxes are as follows:

	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$7,918,491	$5,397,643
Valuation allowance	(7,918,491)	$(5,397,643)

Deferred income taxes	$-	$-

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

As of December 31, 2006 and 2005, the Company had approximately $20,838,000 and $14,204,000, respectively, of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2024.

10.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2006, the total value of these agreements was approximately $1,800,000 (2005-$1,900,000) and the Company had made payments totaling $1,150,000 under the terms of the agreements as at December 31, 2006 (2005-$1,000,000). All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

10.	Commitments and Contingencies (cont’d)

b)
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

c)
On September 12, 2005, the Company and three of its key executives entered into employment agreements. Two of the three agreements expire on September 12, 2007 and result in an annual commitment of $360,000. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

d)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease are as follows:

For the years ended December 31

2007	$216,170
2008	222,655
2009	112,972
$551,797

e)
Regulation by governmental authorities in the United States and other countries constitutes a significant consideration in our product development, manufacturing and marketing strategies. The Company expects that all of drug candidates will require regulatory approval by appropriate governmental agencies prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing, as well as to other approval processes by the FDA and by similar health authorities in foreign countries. United States federal regulations control the ongoing safety, manufacture, storage, labeling, record keeping, and marketing of all biopharmaceutical products intended for therapeutic purposes. The Company believes that it is in compliance in all material respects with currently applicable rules and regulations.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Rexahn Pharmaceuticals, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of Rexahn Pharmaceuticals, Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and the cumulative period from inception (March 19, 2001) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the cumulative period from inception (March 19, 2001) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York
March 30, 2007

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period, December, 2006, covered by this Annual Report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.	Other Information

None.

Index

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Dr. Chang H. Ahn	55	Chairman of the Board, Chief Executive Officer and Director
Dr. Young-Soon Park	60	Director
Charles Beever	54	Director
Kwang Soo Cheong	45	Director
Y. Michele Kang	47	Director
David McIntosh	48	Director
Tae Heum Jeong	36	Chief Financial Officer, Secretary and Director

Chang H. Ahn. Dr. Ahn has served as Chairman of the Board, Chief Executive Officer and a Director since May 2005. Dr. Ahn served as Chairman and Chief Executive Officer of Rexahn, Corp from its incorporation in March 2001 to May 2005. From 1988 to 2001, Dr. Ahn held dual positions as both Expert Regulatory Pharmacologist and Lab Head at the FDA's Center for Drug Evaluation and Research. Prior to joining the FDA in 1988, Dr. Ahn carried out cancer research at the National Cancer Institute, as well as at Emory University's School of Medicine. In 2003 and 2004, Dr. Ahn organized and chaired the U.S.-Korea Bio Business and Partnership Forum, for which Maryland State and Montgomery County are partners. He also served as president of the Society of Biomedical Research from 2000 to 2003. Dr. Ahn holds a Ph.D. in pharmacology from Ohio State University. He also holds two B.S. degrees in pharmacy from Creighton University and Seoul National University. Dr. Ahn and Inok Ahn are husband and wife.

Young-Soon Park. Dr. Park has served as a director since May 2005. Dr. Park served as a director of Rexahn, Corp from March 2001 to May 2005. She is the founder of Onnuri Health Group and has served as its Chief Executive Officer and Chairman of the Board of Directors since 1992. She is also the Chairman of the Board of Directors of Onnuri Pharmacy Welfare Association since 1997. She had served as the Chief Executive Officer and Chairman of Rexgene Biotech from 2000 until 2002. Dr. Park received a B.A. in pharmacy from Pusan University and a Ph.D. in pharmacy from Wonkwang University.

Charles Beever. Mr. Beever has served as a director since May 2006. He has been a partner and Vice President of Booz Allen & Hamilton, Inc. since October 1993, and served as staff member and Engagement Manager at Booz Allen Hamilton from January 1984 to October 2003. Prior to joining Booz Allen Hamilton, Mr. Beever served as Plant Production Manager from October 1981 to January 1984, Industrial Engineering Manager from June 1979 to October 1981 and Production Supervisor from July 1978 to June 1979 at McGraw-Edison Company. Mr. Beever holds a B.A. in Economics from Haverford College, where he was elected to Phi Beta Kappa, and an M.B.A. from the Harvard Graduate School of Business Administration.

Kwang Soo Cheong.  Dr. Cheong has served as a director since May 2006.  He is a faculty member at the Department of Finance of the Johns Hopkins University Carey Business School (Assistant Professor: 2001-2005 & Associate Professor: 2006 to date).  Dr. Cheong was an Assistant Professor of Economics at the University of Hawaii from 1994 to 2001, and he was a lecturer at the Department of Economics of Stanford University from 1993 to 1994.  During the summer of 1995, Dr. Cheong was a Visiting Fellow in the Taxation and Welfare Division at the Korea Development Institute in Korea.  Dr. Cheong holds a B.A. in Economics and an M.A. in Economics from Seoul National University, and a Ph.D. in Economics from Stanford University.

Index

Y. Michele Kang. Ms. Kang has served as a director since May 2006. She has been Vice President and General Manager of Northrop Grumman Information Technology's Health Solutions division since 2003; Vice President and Deputy General Manager, Global Information Technology of Northrop Grumman Mission Systems from 2001 to 2003; and Vice President, e-Business of Northrop Grumman Mission Systems from 2000 to 2001. She is a member of the eHealth Initiative Leadership Council and a member of the steering committee of Connecting for Health. Prior to joining Northrop Grumman, Ms. Kang was a partner in the Strategic Advisory Services group of Ernst & Young LLP. Ms. Kang received a B.A. in Economics from the University of Chicago and a Master's degree in Public and Private Management from the Yale School of Management.

David McIntosh. Mr. McIntosh has served as a director since May 2005. Mr. McIntosh served as a director of Rexahn, Corp from March 2004 to May 2005. He has been a partner at Mayer, Brown, Rowe & Maw LLP (law firm) since 2001. Mr. McIntosh was a member of the United States House of Representatives, representing the 2nd District of Indiana from 1995 to 2001. From 1993 to 1994, he was a director of the Hudson Institute Competitiveness Center. He served on President Bush's Council on Competitiveness as Executive Director from 1989 to 1993. He also served as the Special Assistant to President Reagan for Domestic Affairs from 1987 to 1989 and was the Special Assistant to the Attorney General of the United States from 1986 to 1987. Mr. McIntosh received a B.A. from Yale College and a J.D. from the University of Chicago Law School.

Tae Heum Jeong. Mr. Jeong has served as Chief Financial Officer and Secretary since May 2005 and as a director since June 2005. Mr. Jeong served as Chief Financial Officer of Rexahn, Corp from December 2002 to May 2005. From 1997 to November 2002, Mr. Jeong served as a senior investment manager at Hyundai Venture Investment Corporation, a venture capital firm where he managed the biotech investment team. He was also a committee member of the Industrial Development Fund of Korea's Ministry of Commerce, Industry and Energy from 2000 to 2002. Mr. Jeong holds a B.S. in chemistry and an M.S. specializing in bio-medicinal chemistry, from Pohang University of Science and Technology (POSTECH).

Board Composition

Our board of directors is currently composed of seven members, of whom four have been determined by the board to be "independent directors", as defined by the rules of the Nasdaq Stock Market, as applicable and as may be modified or supplemented.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administration functions. In connection with the election of the new directors, the Board of Directors also established three committees of the Board and named the following directors to serve on those committees:

Audit Committee

The Audit Committee, among other things:

•	appoints or replaces and oversee our independent auditors and approves all audit engagement fees and terms;

•
preapproves all audit (including audit-related) services, internal control-related services and permitted non-audit services (including fees and terms thereof) to be performed for us by our independent auditors;

Index

•	reviews and discusses with our management and independent auditors significant issues regarding accounting and auditing principles and practices and financial statement presentations;

•
reviews and approves our procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding accounting or auditing matters; and

•	reviews and oversees our compliance with legal and regulatory requirements.

Kwang Soo Cheong, Charles Beever, and Y. Michele Kang serve as members of our Audit Committee. Dr. Cheong serves as Chair of the Audit Committee and as the Audit Committee's audit committee expert. Each of the members meets the criteria for independence required by the Nasdaq Stock Market and Rule 10A-3 under the Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things:

•	reviews, evaluates and seeks out candidates qualified to become Board members;

•	reviews committee structure and recommends directors for appointment to committees;

•	develops, reevaluates (not less frequently than every three years) and recommends the selection criteria for Board and committee membership;

•	establishes procedures to oversee evaluation of our Board, its committees, individual directors and management; and

•	develops and recommends guidelines on corporate governance.

Y. Michele Kang, David McIntosh and Young Soon Park serve as members of our Nominating and Corporate Governance Committee. Ms. Kang serves as Chair of the Nominating and Corporate Governance Committee. Each of the members meets the criteria for independence required by the Nasdaq Stock Market.

The Committee reviews, evaluates and seeks out candidates qualified to become Board members, consistent with criteria approved by the Board, who may be submitted by Directors, officers, employees, shareholders and others for recommendation to the Board of Directors. In fulfilling this responsibility, the Committee shall also consult with the Board of Directors and the chief executive officer concerning director candidates. While we do not have in place formal procedures by which shareholders may recommend director candidates to the Committee, shareholders may communicate with the members of the Board of Directors, including the Committee by writing to the Secretary of the Company at our headquarters address. In addition, our amended By-Laws establish a procedure with regard to shareholder proposals for the annual meeting of shareholders, including nominations of persons for election to the board of directors.

Compensation Committee

The Compensation Committee, among other things:

•	fixes salaries of executive officers and reviews salary plans for other executives in senior management positions;

Index

•	reviews and makes recommendations with respect to the compensation and benefits for non-employee directors, including through equity-based plans;

•	evaluates the performance of our CEO and other senior executives and assists the Board in developing and evaluating potential candidates for executive positions; and

•	administers our incentive compensation, deferred compensation and equity-based plans pursuant to the terms of the respective plans.

David McIntosh, Charles Beever, and Kwang Soo Cheong serve as members of our Compensation Committee. Mr. McIntosh serves as Chairman of the Compensation Committee. Each of the members meets the criteria for independence required by the Nasdaq Stock Market.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

Section 16 Reports

We believe that during fiscal 2006, our executive officers and directors and more than 10% beneficial owners timely filed all forms required to be filed under Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation

Executive Compensation

The following table sets forth the annual and long-term compensation, from all sources, of the Chief Executive Officer of the Company and the other executive officers of the Company for the fiscal year ended December 31, 2006. The compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees.

Index

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chang H. Ahn	2006	$330,769	-	-	$183,000	-	-	-	$513,769
Chairman of the Board and Chief Executive Officer

Tae Heum Jeong	2006	$148,829	-	-	$91,500	-	-	-	$240,329
Chief Financial Officer

George F. Steinfels[1]	2006	$125,273	-	-	$91,500	-	-	-	$216,773
Former Chief Business Officer and Senior Vice President, Clinical Development

[1]	Dr. Steinfels resigned from all his positions with the Company in September 2006.

Outstanding Equity Awards at Fiscal Year-End

Shown below is information with respect to (i) the unexercised options to purchase Rexahn Pharmaceuticals common stock derived from options to purchase Rexahn common stock granted to the named executive officers in fiscal year 2006 and prior years and held by them at December 31, 2006, after giving effect to the Merger exchange ratio of five shares of Rexahn Pharmaceuticals common stock for each share of Rexahn common stock, (ii) common stock that has not vested and (iii) equity incentive plans awards for each named executive officer outstanding as of the fiscal year ended December 31, 2006.

Index

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) Exer-cisable[1]	Number of Securities Underlying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chang H. Ahn	600,000	400,000	-	0.80	1/20/2015	-	-	-	-
Tae Heum Jeong	150,000	-	-	0.24	8/5/2013	-	-	-	-
	100,000	-	-	0.80	8/5/2013
	300,000	200,000	-	0.80	1/20/2015
George F. Steinfels[2]	-	-	-	-	-	-	-	-	-

[1]	Represents option awards under the Company's Stock Option Plan which vest 30%, 30% and 40% on the first, second and third anniversaries of the date of grant.

[2]	Dr. Steinfels resigned from all his positions with the Company in September 2006.

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

Index

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

Index

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

Index

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

George Steinfels. Dr. Steinfels' employment agreement dated September 12, 2005 provided that Dr. Steinfels serve as Chief Business Officer of the Company until September 12, 2007, unless Dr. Steinfels' employment is sooner terminated as further described below. If Dr. Steinfels' employment continued beyond September 12, 2007, such employment would become "at will," unless his employment agreement was expressly extended. On September 1, 2006, George Steinfels resigned from his positions with the Company.

Dr. Steinfels was paid an annual base salary of $200,000, which was subject to periodic review and potential increase at the Board's sole discretion. During his employment, Dr. Steinfels was eligible to receive an annual cash bonus, as determined by the CEO in his sole discretion, in an amount not exceeding 50% of his annual base salary. In order to receive such cash bonus, Dr. Steinfels must have been actively employed by the Company on the date on which such cash bonus was scheduled to be paid to him. Dr. Steinfels, during his employment, was also eligible to receive options to purchase shares of the Company's stock, to be awarded in the Board's sole discretion under the Stock Option Plan. In addition, Dr. Steinfels was eligible for additional bonus in the form of cash and/or stock that may have been awarded in the Board's sole discretion.

Index

The circumstances under which Dr. Steinfels employment agreement may terminate and the related terms and conditions of any payments and benefits payable to Dr. Steinfels as a result of the termination were substantially similar to Mr. Jeong's employment agreement. Dr. Steinfels resigned from all his positions with the Company in September 2006 and no additional amounts were paid in connection with the termination of his employment agreement.

Dr. Steinfels is restricted from soliciting employees or customers of the Company during and for 12 months after the employment period.

To the extent that any amounts payable to Dr. Ahn, or Mr. Jeong described above constitute an amount payable under a "nonqualified deferred compensation plan," as defined in Section 409A, following a "separation from service," as defined in Section 409A, such payment will not be made until the date that is six months following the executive's "separation from service," but only if the executive is then deemed to be a "specified employee" under Section 409A.

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

Director Compensation

The table below sets forth information concerning the compensation of the directors of the Company for the fiscal year ended December 31, 2006.

Director Compensation

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Young-Soon Park	$1,000	-	$39,754	-	-	-	$40,754
Charles Beever	$3,000	-	$4,545	-	-	-	$7,545
Kwang Soo Cheong	$3,000	-	$4,545	-	-	-	$7,545
Y. Michele Kang	$2,000	-	$4,545	-	-	-	$6,545
David McIntosh	$4,000	-	$36,556	-	-	-	$40,556

(1)	Director Name	Aggregate Number of Option Awards at Fiscal Year End	Option Exercise Price ($)	Option Expiration Date
	Young-Soon Park	220,000	$3.00	9/12/2015
		20,000	$1.20	5/1/2016
	Charles Beever	20,000	$1.20	5/1/2016
	Kwang Soo Cheong	20,000	$1.20	5/1/2016
	Y. Michele Kang	20,000	$1.20	5/1/2016
	David McIntosh	125,000	$0.80	4/20/2014
		20,000	$3.00	9/12/2015
		20,000	$1.20	5/1/2016

Our non-employee director compensation policy is as follows:

Index

(a)	each of the non-employee directors of the Company will receive 20,000 options to purchase shares of the common stock of the Company for each year he or she serves on the Board; and

(b)	each of the non-employee directors of the Company will receive an additional board meeting fee of $1,000 for each meeting he or she participates in.

On May 1, 2006, each of our directors received 20,000 options to purchase shares of common stock with an exercise price of $1.20 per share, the fair market value on the date of grant. The options fully vest on May 1, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2006, about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	6,123,295	$0.94	10,876,705
Equity compensation plans not approved by stockholders	──	──	──
Total	6,123,295	$0.94	10,876,705

Security Ownership of Certain Beneficial Owners

The table below sets forth the beneficial ownership of common stock as of December 31, 2006 by the following individuals or entities:

•	each person, or group of affiliated persons, known to us to own beneficially own 5% or more of the outstanding common stock;

•	each director;

•	each executive officer; and

•	all of the directors and executive officers as a group.

Index

Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote and subject to community property laws where applicable, each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him, her or it. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that will be subject to options held by that person that are exercisable as of March 30, 2007, or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Rexahn Pharmaceuticals Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Directors and Executive Officers:
Chang H. Ahn*	14,900,000(1)	29.62%
Charles Beever*(2)	20,000	Less than 1%
Kwang Soo Cheong*(2)	20,000	Less than 1%
Tae Heum Jeong*	1,050,000(3)	2.09%
Y. Michele Kang*(2)	20,000	Less than 1%
David McIntosh*	165,000(4)	Less than 1%
Young-Soon Park*	3,365,000(5)	6.69%
All executive officers and directors as a group (7 persons)	19,540,000	38.84%

Holders of more than 5% of shares:
Rexgene Biotech Co., Ltd.**	4,791,670(6)	9.52%
Chong Kun Dang Pharmaceutical Corp.***	3,000,000(6)(7)	5.96%
KT&G Corporation****	2,500,000(6)	4.97%

*	c/o Rexahn Pharmaceuticals, Inc., 9620 Medical Center Drive, Rockville, MD 20850.

**	9F Wooyoung Venture Bldg. 1330-13, Seocho-dong, Seocho-gu, Seoul 137-070, Korea.

***	368,3-ga, Chungjeong-ro , Seodaemun-gu, Seoul 120-756, Korea.

****	100 Pyongchon-dong, Daedeog-gu, Daejeon 306-130, Korea.

(1)
Includes Dr. Ahn’s options to purchase 600,000 shares of common stock that are currently exercisable or exercisable within 60 days of May 1, 2007, 500,000 shares held by Dr. Ahn’s wife, Inok Ahn, and Mrs. Ahn’s options to purchase 300,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2007.

(2)	Charles Beever, Kwang Soo Cheong and Y. Michele Kang became directors on May 1, 2006.

(3)	Includes Mr. Jeong’s options to purchase 550,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2007.

(4)	Includes Mr. McIntosh’s options to purchase 165,000 shares common stock that are currently exercisable or exercisable within 60 days of March 30, 2007.

(5)	Includes Dr. Park's options to purchase 240,000 shares common stock that are currently exercisable or exercisable within 60 days of March 30, 2007.

(6)	The boards of directors of each of Rexgene, Chong Kun Dang and KT&G, each a Korean corporation, have sole voting and sole investment power as to the shares owned by their respective corporations.

Index

(7)
Includes 750,000 shares of common stock held by Kyungbo Pharm, a subsidiary of Chong Kun Dang. Excludes 2,000,000 shares of common stock held by Jang-Han Rhee, Chief Executive Officer of Chong Kun Dang and a former director of Rexahn.

Item 12.	Certain Relationships and Related Transactions; and Director Independence

Related Transactions

On February 6, 2003, Rexahn entered into a research collaboration agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), the holder of approximately 10.32% of outstanding common stock. Dr. Young-Soon Park, holder of approximately 19.93% of outstanding common stock and a director, served as the Chairman of Rexgene Biotech until 2003.

Under the agreement we and Rexgene agreed to jointly develop and implement a research and development plan (including conducting clinical and animal trials in various countries and exchanging data derived from such trials) in order to register Archexin, one of our drug candidates, for sale and use in Asian countries. We contributed a license to technology relating to Archexin, and Rexgene contributed $1,500,000 as initial contributions under the agreement. In addition, Rexgene agreed to conduct clinical trials in Asian countries at its own expense, and we agreed to conduct clinical and animal trials in the United States and in non-Asian countries at our own expense. We and Rexgene also agreed to share data, improvements, developments, discoveries and inventions resulting from the agreement. Under the agreement, Rexgene also received an exclusive license from us to exploit any results from the research development in Asian countries, and we received an exclusive license to exploit any results from the research and development everywhere in non-Asian countries. Pursuant to the terms of the agreement, Rexgene also agreed to pay us 3% of the profits derived from the sale of Archexin in Asian countries. The agreement, if not earlier terminated by either us or Rexgene, will terminate on the expiration of the patents resulting from the agreement, or if no such patents are granted, 20 years from February 6, 2003.

On September 3, 2003, we entered into a joint research and development agreement with Chong Kun Dang Pharmaceutical Corp. ("CKD"), the holder of approximately 6.96% of outstanding common stock.

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

Director Independence

Charles Beever, Kwang Soo Cheong, Y. Michele Kang and David McIntosh, serve as independent directors under the applicable listing standards of the Nasdaq Stock Market, as may be modified or supplemented. John Holaday, a former director, served as an independent directors during 2006 under the applicable listing standards of the Nasdaq Stock Market.

Index

Item 13.	Exhibits

Exhibit Number	Exhibit Description

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

*10.4
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and G. Steinfels, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

10.5.
Research Collaboration Agreement dated February 6, 2003 by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB the fiscal year ended December 31, 2005, is incorporated herein by reference.

10.6.
Revaax License Agreement, dated February 8, 2005, by and between Rexahn Pharmaceuticals, Inc. and Revaax Pharmaceuticals LLC, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fisal year ended December 31, 2005, is incorporated herein by reference.

23.	Consent of Lazar, Levine & Felix, LLP, independent registered public accounting firm.

24.	Power of Attorney.

31.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
_______________________

*	Management contract or compensation plan or arrangement.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Lazar Levine & Felix LLP for the audits of the Company's annual financial statements for the years ended December 31, 2006 and 2005, respectively.

	2006		2005
Audit Fees	$77,500	[1]	$61,000

Audit-Related Fees	—		—

Tax Fees	—		—

All Other Fees	—		—

[1]
Audit Fees relate to the audit of the Company's financial statements and reviews of certain financial statements included in the Company's quarterly reports on Form 10-QSB. The amount shown represents the maximum fees for such services.

Our Audit Committee reviews all audit fees at least annually.

Index

SIGNATURES

In accordance with the requirements of Section  13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2007.

REXAHN PHARMACEUTICALS, INC.
By:	/s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this report has been signed on the 2nd day of April, 2007 by the following persons on behalf of the issuer and in the capacities indicated:

Name	Title

Chang H. Ahn*	Chairman and Chief Executive Officer
Chang H. Ahn
Tae Heum Jeong*	Chief Financial Officer, Secretary and Director
Tae Heum Jeong
Young-Soon Park*	Director
Young-Soon Park
David McIntosh*	Director
David McIntosh
Charles Beever*	Director
Charles Beever
Kwang Soo Cheong*	Director
Kwang Soo Cheong
Y. Michele Kang*	Director
Y. Michele Kang

* By:	/s/ Tae Heum Jeong
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

*10.4
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and G. Steinfels, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

10.5.
Research Collaboration Agreement dated February 6, 2003 by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB the fiscal year ended December 31, 2005, is incorporated herein by reference.

10.6.
Revaax License Agreement, dated February 8, 2005, by and between Rexahn Pharmaceuticals, Inc. and Revaax Pharmaceuticals LLC, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, is incorporated herein by reference.

23.	Consent of Lazar, Levine & Felix, LLP, independent registered public accounting firm.

Index

Exhibit Number	Exhibit Description	Page

24.	Power of Attorney.

31.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
_______________________

*	Management contract or compensation plan or arrangement.