Form 10QSB
period 2007-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2007-05-15
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 50,326,132 issued and outstanding as of May 11, 2007

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

REXAHN PHARMACEUTICALS, INC.

i

Index

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,196,108	$4,034,060
Prepaid expenses and other	445,911	483,186

Total Current Assets	3,642,019	4,517,246

Equipment, Net (note 3)	138,233	149,993

Intangible Assets, Net (note 4)	317,410	321,971

Total Assets	$4,097,662	$4,989,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$597,972	$575,363

Total Current Liabilities	597,972	575,363
Deferred Revenue (note 5)	1,181,250	1,200,000

Total Liabilities	1,779,222	1,775,363

Commitment and Contingencies (note 9)

Stockholders' Equity (note 6):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 50,322,337 issued and 50,308,132 outstanding	5,032	5,032
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)
Additional paid-in capital	24,216,471	23,927,551
Accumulated deficit during the development stage	(21,874,653)	(20,690,326)

Total Stockholders' Equity	2,318,440	3,213,847

Total Liabilities and Stockholders' Equity	$4,097,662	$4,989,210

(See the notes accompanying the condensed financial statements)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to	Three Months Ended March 31,
	March 31, 2007	2007	2006
Revenues:
Research	$318,750	$18,750	$18,750

Expenses:
General and administrative	10,244,308	633,726	804,682
Research and development	9,848,825	573,782	1,899,516
Patent fees	552,698	33,838	19,403
Depreciation and amortization	398,713	16,322	21,077

Total Expenses	21,044,544	1,257,668	2,744,678

Loss from Operations	(20,725,794)	(1,238,918)	(2,725,928)

Other (Income) Expense
Interest income	(777,288)	(54,591)	(111,192)
Interest expense	301,147	-	60,452
Beneficial conversion feature	1,625,000	-	-
	1,148,859	(54,591)	(50,740)
Net Loss	$(21,874,653)	$(1,184,327)	$(2,675,188)

Loss per weighted average number of shares outstanding, basic and diluted		$(0.02)	$(0.06)

Weighted average number of shares outstanding, basic and diluted		50,308,132	46,412,688

(See the notes accompanying the condensed financial statements)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to	Three Months Ended March 31,
	March 31, 2007	2007	2006
Cash Flows from Operating Activities:
Net loss	$(21,874,653)	$(1,184,327)	$(2,675,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	1,625,000	-	-
Compensatory stock	21,877	-	-
Depreciation and amortization	399,094	16,321	21,077
Stock option compensation expense	2,528,467	288,920	336,094
Amortization of deferred revenue	(318,750)	(18,750)	(18,750)
Changes in assets and liabilities:
Prepaid expenses and other	(445,911)	37,275	(5,100)
Accounts payable and accrued expenses	597,972	22,609	115,084
Net Cash (Used in) Operating Activities	(17,466,904)	(837,952)	(2,226,783)
Cash Flows from Investing Activities:
Purchase of equipment	(498,520)	-	-
Net Cash (Used in) Investing Activities	(498,520)	-	-
Cash Flows from Financing Activities:
Issuance of common stock	14,896,158	-	1,200
Proceeds from long-term debt	5,150,000	-	-
Proceeds from research contribution	1,500,000	-	-
Payment of licensing fees	(356,216)	-	-
Principal payments on long-term debt	(28,410)	-	(44,173)
Net Cash Provided by (Used in) Financing Activities	21,161,532	-	(42,973)
Net Increase (Decrease) in Cash and Cash Equivalents	3,196,108	(837,952)	(2,269,756)
Cash and Cash Equivalents - beginning of period	-	4,034,060	10,116,625
Cash and Cash Equivalents - end of period	$3,196,108	$3,196,108	$7,846,869
Supplemental Cash Flow Information
Interest paid	$292,912	$-	$2,702

(See the notes accompanying the condensed financial statements)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 2, there have been no significant changes in our accounting policies since December 31, 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or any future period.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

1.	Operations and Organization (cont’d)

an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration.

As part of the Acquisition Merger, the Company assumed the convertible notes as described in note 6 and the conversion price was adjusted to reflect the merger exchange ratio.

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

b)	Recent Accounting Pronouncements Affecting the Company

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions and disclosure requirements.  We have adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on our financial statements to date.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

3.	Equipment, Net

	March 31,	December 31,
	2007	2006

Furniture and fixtures	$31,713	$31,713
Office equipment	43,648	43,648
Lab equipment	416,093	416,093
Computer equipment	5,066	5,066
Cylinders and designs	2,000	2,000

	498,520	498,520
Less: Accumulated depreciation	(360,287)	(348,526)

Net carrying amount	$138,233	$149,993

Depreciation expense was $11,760 and $16,516 for the three months ended March 31, 2007 and 2006, respectively.

4.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license, of Revaax's licensed technology and products.  The agreement calls for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straightline basis over the estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%. As at December 31, 2006 the outstanding balance was paid.  Amortization expense was $4,453 for the three months ended both March 31, 2007 and 2006. The Company has determined that there was no impairment as of March 31, 2007.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

5.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $18,750 was included in revenues for the three months ended March 31, 2007 and 2006.  The remaining $1,181,250 at March 31, 2007 (December 31, 2006-$1,200,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2009.

6.	Common Stock

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

The following transactions occurred during fiscal years 2001 through March 31, 2007:

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

6.	Common Stock (cont’d)

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

6.	Common Stock (cont’d)

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company's common stock for cash of $9,600 and the Company issued an aggregate of 40,000 shares.

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $1,200 and the Company issued an aggregate of 5,000 shares.

o)
On April 12, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,409 and the Company issued an aggregate of 14,205 shares.  On the same date, the Company agreed to repurchase common stock from the option holder based on the then market price for treasury in exchange for the aggregate purchase price of $28,410 in cash.

p)
On May 13, 2006, holders of $3,850,000 convertible notes issued on February 28, 2005, exercised their rights to convert the entire principal amount of the notes into shares of the Company’s common stock.   Based on a $1.00 per share conversion price, the Company issued 3,850,000 shares of common stock in connection with the conversion.

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

7.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan.  Under the plan, the Company grants stock options to key employees, directors and consultants of the Company.  For all grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary and the remaining 40% on the third anniversary.  For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements.  Options authorized for issuance under the plan total 17,000,000 after giving effect to an amendment to the Company's Stock Option Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and as of March 31, 2007, 10,700,000 options are available for issuance.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont'd)

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

As a result of the adoption of SFAS No. 123R, the Company's results of operations for the periods ended March 31, 2007 and 2006 include share-based employee compensation expense totaling $157,082 and $151,481, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its net deferred tax assets.

Employee stock option compensation expense in the first quarter of 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont'd)

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

Stock compensation expense related to non-employee options was $131,837 for the period ended March 31, 2007 and $184,613 for the period ended March 31, 2006.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

There were 275,000 and 0 options granted during the three month period ended March 31, 2007 and 2006, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During the first quarter of 2007, the Company took into consideration guidance under SFAS No. 123R and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon the contract life with non-employees.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2007	2006

Black-Scholes weighted average assumptions:
Expected dividend yield	0	0
Expected volatility	100%	100%
Risk free interest rate	4.56%-5.07%	4.82%
Expected term (in years)	1-5 years	4.75 years

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont'd)

	2007		2006
	Shares Subject to Options	Weighted Avg. Option Prices	Shares Subject to Options	Weighted Avg. Option Prices

Outstanding at January 1	6,123,295	$0.94	5,770,000	$0.84
Granted	275,000	1.34	–	–
Exercised	–	–	(5,000)	0.24
Cancelled	(207,500)	1.20	–	–

Outstanding at March 31	6,190,795	$0.95	5,765,000	$0.84

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont'd)

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term
Outstanding at March 31, 2007	6,190,795	$0.95	7.8 years
Exercisable at March 31, 2007	3,217,170	$0.86	7.3 years

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term
Outstanding at March 31, 2006	5,765,000	$0.84	8.5 years
Exercisable at March 31, 2006	2,070,125	$0.65	7.9 years

A total of 0 and 5,000 options were exercised during the first quarter of 2007 and 2006, respectively.  The intrinsic value of the options exercised was $0 and $9,550 for the period ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $2,027,808 of total unrecognized compensation cost related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.4 years.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

8.	Income Taxes

The components of deferred income taxes are as follows:

	March 31, 2007	December 31, 2006
Deferred income tax assets:
Net operating loss carryforwards	$8,368,536	$7,918,491

Valuation allowance	(8,368,536)	(7,918,491)

Deferred income taxes	$-	$-

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

As of March 31, 2007 and 2006, the Company had approximately $22,022,462 and $14,774,728, respectively, of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2024.

9.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2007, the total value of these agreements was approximately $1,900,000 and the Company had made payments totaling $1,200,000 under the terms of the agreements as at March 31, 2007.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

9.	Commitments and Contingencies (cont’d)

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

c)
On September 12, 2005 the Company and three of its key executives entered into employment agreements. Two of the three agreements expire on September 12, 2007 and result in an annual commitment of $360,000. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

d)
In April 2004, the Company signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the lease agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of March 31, 2007 are as follows:

Remainder of 2007	$162,924
2008	224,844
2009	115,164
$502,932

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 and 2006
(Unaudited)

9.	Commitments and Contingencies (cont’d)

e)
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

f)
On January 4, 2007, the Company signed an agreement with Interventure Co. Ltd (“Interventure”) engaging Interventure to provide financial and business consulting services to the Company. Per this agreement, the Company agreed to pay Interventure $20,000 upon closing of the financing of over $1,000,000 secured by Interventure. In addition, in the event of a financing is arranged by Interventure and successfully consummated by the Company, the Company agreed to pay Interventure a success fee of 3% of total such financing. In accordance with the agreement, the contract duration is for a period of one year.

g)
On February 1, 2007, the Company contracted with the University of Maryland Baltimore to develop polymer conjugates for cancer therapy.  In accordance with the agreement, the contract duration is 12 months for a total cost of $55,000.

h)
On March 5, 2007, the Company entered into an agreement with Rx Communications Group LLC (“Rx”) for Rx to provide investor relations services to the Company. Under this agreement, the Company agreed to pay Rx a monthly fixed retainer amount of $10,000 commencing March 1, 2007. In accordance with the agreement, the agreement continues until either party provides prior written notice of at least 30 days to the other party of its intention to terminate the agreement.

10.	Comparative Information

Certain amounts for prior periods, as well as cumulative amounts during the development stage, have been reclassified to conform with the current period's financial statement presentation.

Index

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.  We are a development stage company and have no product sales to date and we will not generate any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates.  Our major sources of working capital have been proceeds from various private financings, primarily private sales of common stock and debt securities, and collaboration agreements with our strategic investors.

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

Index

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions and disclosure requirements.  The Company adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on the Company's financial statements to date.

Index

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2007 and 2006:

Total Revenues

For the three months ended March 31, 2007 and 2006, we recorded revenues of $18,750 from the recognition of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder.  We recorded $54,591 of interest and other income from the investment of our cash and cash equivalents and other short-term investments for the three months ended March 31, 2007, compared to $111,192 for the same period in 2006.  The decrease of $56,601 in interest income of 51% in the three months ended March 31, 2007 compared to the same period in 2006 as a result of lower cash and cash equivalent balances during the 2007 period.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses decreased $170,956, or 21%, from $804,682 for the three months ended March 31, 2006 to $633,726 for the three months ended March 31, 2007.  The decrease was primarily due to professional fees and expenses incurred during the 2006 periods related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and professional fees and expenses related to the Company's proposed transaction with Future Systems, Inc. in 2006 which did not recur in 2007.  Higher general and administrative expenses during the 2006 periods were also attributable to stock option compensation expense of $237,713 for the three months ended March 31, 2006 compared to $157,530 for the three months ended March 31, 2007.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $1,325,734, or 70%, from $1,899,516 for the three months ended March 31, 2006 to $573,782 for the three months ended March 31, 2007.  The decrease was due primarily to the fact that several of our drug candidates underwent clinical trials in 2006 and we had taken preliminary steps to prepare other drug candidates for clinical trials during that time.  We expect that research and development expenses will increase as our other drug candidates move into the clinical trials phases of development.  Higher research and development expenses during the 2006 period was also attributable to stock option compensation expense of $131,390 for the three months ended March 31, 2006 compared to $157,530 for the three months ended March 31, 2007.

Patent Fees

Our patent fees increased $14,435, or 74%, from $19,403 for the three months ended March 31, 2006 to $33,838 for the three months ended March 31, 2007.  The increase during the 2007 period was due primarily to an increase in the number of patent filings made during the three months ended March 31, 2007 compared to the same period last year.

Index

Interest Expense

Interest expense decreased $60,452, or 100%, from $60,452 for the three months ended March 31, 2006 to $0 for the three months ended March 31, 2007.  The decrease during the three month period ended March 31, 2007 was primarily due to conversion of $3,850,000 principal amount of the Company's convertible notes into common stock in May 2006.

Interest Income

Interest income decreased $56,601, or 51%, from $111,192 for the three months ended March 31, 2006 to $54,591 for the three months ended March 31, 2007.  The decrease during the three month period ended March 31, 2007 was primarily due to higher cash and cash equivalent balances in the same period last year.

Depreciation and Amortization

Depreciation and amortization expenses decreased $4,755, or 22%, from $21,077 for the three months ended March 31, 2006 to $16,322 for the three months ended March 31, 2007.  The decrease was due primarily to amortization of fixed assets.

Net Loss

As a result of the above, the net loss for the three months ended March 31, 2007 was $1,184,327, or $0.02 per share, compared to a net loss of $2,675,188, or $0.06 per share, for the three months ended March 31, 2006.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our five lead drug candidates, Archexin (which was previously referred to as RX-0201), RX-0047, RX-5902, Serdaxin and Zoraxel (Serdaxin and Zoraxel were previously referred to as RX-10100).

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

RX-0047 and RX-5902

RX-0047 and RX-5902 are both in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA.  Through March 31, 2007, the costs incurred for development of these compounds to date have been approximately $800,000 for RX-0047, and $300,000 for RX-5902.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000.  These compounds may be entered into these Phase I clinical trials in 2008.

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $837,952 for the three months ended March 31, 2007 compared to cash used in operating activities of $2,226,783 for the same period ended March 31, 2006.  The operating cash flows during the three months ended March 31, 2007 reflect our loss from operations of $1,184,327, offset by non-cash charges of $286,491 and a net decrease in cash components of working capital of $59,884.  Non-cash charges consist of depreciation and amortization of $16,322, stock option compensation expense of $288,920 and amortization of deferred revenue of $(18,750).  The decrease in working capital primarily consists of a $22,609 increase in accounts payable and accrued expenses and an a decrease of $37,275 to prepaid and other assets.

There was no cash used in investing activities during the three months ended March 31, 2007 Cash used in financing activities of $42,973 during the three months ended March 31, 2006 consisted of principal payments on long-term debt of $44,173 offset by proceeds from the issuance of common stock.  There was no cash used in financing activities during the three months ended March 31, 2007.

For the three months ended March 31, 2007, and the years ended December 31, 2006 and 2005, we experienced net losses of $1,184,327, $6,486,003 and $6,349,540, respectively.  Our accumulated deficit as of March 31, 2007, and December 31, 2006 and 2005 was $21,874,653, $20,690,326 and $14,204,323, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During the three months ended March 31, 2007, we had a net decrease in cash and cash equivalents of $837,952 resulting from the cash used in operating activities. Total cash and cash equivalents as of March 31, 2007 were $3,196,108 compared to $4,034,060 as of December 31, 2006.

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

CONTRACTUAL OBLIGATIONS

On August 17, 2004, we entered into an agreement with Formatech, Inc. to monitor and perform stability studies on our drug candidate, Archexin.  The total cost of these services is $46,700.  For the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, we paid $0, $5,200 and $10,400, respectively, towards the cost of these studies.  A payment of $8,200 is due during 2007.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004.  The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent.  Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Index

Minimum future rental payments under this lease as of March 31, 2007 are as follows:

Remainder of 2007	$162,924
2008	224,844
2009	115,164
$502,932

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies.  In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing.  We paid $56,579 and $361,973 towards the cost of the study in the three months ended March 31, 2007 and in the year ended December 31, 2006, respectively.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop a short-acting extended release formulation for Serdaxin and Zoraxel.  In accordance with the agreement, the estimated contract duration is seven months for an estimated cost of $443,975 plus pass through expenses, of which $2,773 and $112,124 was paid during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.  The service costs are payable based upon a payment schedule related to certain milestones.

On February 1, 2007, we contracted with the University of Maryland Baltimore to develop polymer conjugates for cancer therapy.  In accordance with the agreement, the contract duration is 12 months for a total cost of $55,000, all of which was paid in April 2007.

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

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of Archexin.  Over the next 12 months we expect to spend a minimum of approximately $1.0 million on clinical development for Phase II clinical trials of Archexin, $2.6 million on general corporate expenses, and approximately $216,000 on facilities rent.  We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel beginning in the second half of 2007 at an additional cost of up to approximately $3 million.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-5902, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $7 million through the first quarter of 2008.

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

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next year, could aggregate up to $7 million through the first quarter of 2008.

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

We have generated no revenues to date from product sales.  Our accumulated deficit as of March 31, 2007 and December 31, 2006 was $21,874,653 and $20,690,326, respectively.  For the three months ended March 31, 2007 and the year ended December 31, 2006, we had net losses of $1,184,327 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design.  In 2007, we expect Archexin, an oncology drug candidate, to enter Phase II clinical trials.  We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel, neuroscience and sexual dysfunction drug candidates, beginning in the second half of 2007.

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

Index

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

Index

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will be issued;

•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments.  Our accumulated deficit as of March 31, 2007 and December 31, 2006 was $21,874,653 and $20,690,326, respectively.  For three months ended March 31, 2007 and the year ended December 31, 2006, we had net losses of $1,184,327 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as:

Index

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

Index

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, our financial reporting.

Index

PART II – OTHER INFORMATION

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
Date: May 15, 2007

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