Form 10QSB
period 2007-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2007-08-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
☐Yes         ☒ No

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 50,355,337 issued and 50,341,132 outstanding as of August 14, 2007

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

REXAHN PHARMACEUTICALS, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,193,239	$4,034,060
Prepaid expenses and other	532,637	483,186
Total Current Assets	2,725,876	4,517,246
Equipment, Net (note 3)	127,378	149,993
Intangible Assets, Net (note 4)	312,849	321,971
Total Assets	$3,166,103	$4,989,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$571,070	$575,363
Total Current Liabilities	577,070	575,363
Deferred Revenue (note 5)	1,162,500	1,200,000

Total Liabilities	1,733,570	1,775,363
Commitment and Contingencies (note 9)
Stockholders' Equity (note 6):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 50,340,337 (2006- 50,322,337) issued and 50,326,132 (2006- 50,308,132) outstanding	5,034	5,032
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)
Additional paid-in capital	24,513,974	23,927,551
Accumulated deficit during the development stage	(23,058,065)	(20,690,326)

Total Stockholders' Equity	1,432,533	3,213,847

Total Liabilities and Stockholders' Equity	$3,166,103	$4,989,210

See the notes accompanying the condensed financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Cumulative from March 19, 2001 (Inception)	Three Months Ended June 30,		Six Months Ended June 30,
	to June 30,
	2007	2007	2006	2007	2006

Revenue:
Research	$337,500	$18,750	$18,750	$37,500	$37,500

Expenses:
General and administrative	11,026,848	782,540	855,044	1,416,266	1,610,227
Research and development	10,250,334	401,509	657,100	975,291	2,606,115
Patent fees	593,698	41,000	44,886	74,838	64,289
Depreciation and amortization	414,128	15,415	21,187	31,737	42,264

Total Expenses	22,288,008	1,240,464	1,578,217	2,498,132	4,322,895

Loss from Operations	(21,947,508)	(1,221,714)	(1,559,467)	(2,460,632)	(4,285,395)

Other (Income) Expense
Interest income	(815,590)	(38,302)	(88,087)	(92,893)	(199,279)
Interest expense	301,147	-	30,569	-	91,021
Beneficial conversion feature	1,625,000	-	-	-	-
	1,110,557	(38,302)	(57,518)	(92,893)	(108,258)
Net Loss	$(23,058,065)	$(1,183,412)	$(1,501,949)	$(2,367,739)	$(4,177,137)

Loss per weighted average number of shares outstanding, basic and diluted		$(0.02)	$(0.03)	$(0.05)	$(0.09)

Weighted average number of shares outstanding, basic and diluted		50,322,769	48,488,709	50,315,491	47,456,433

See the notes accompanying the condensed financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Cumulative from March 19, 2001 (Inception) to	Six Months Ended June 30,
	June 30, 2007	2007	2006
Cash Flows from Operating Activities:
Net loss	$(23,058,065)	$(2,367,739)	$(4,177,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	1,625,000	-	-
Compensatory stock	21,877	-	-
Depreciation and amortization	414,509	31,737	42,264
Stock option compensation expense	2,822,509	572,025	808,319
Amortization of deferred revenue	(337,500)	(37,500)	(37,500)
Changes in assets and liabilities:
Prepaid expenses and other	(532,637)	(49,451)	(3,228)
Accounts payable and accrued expenses	571,070	(4,293)	(345,643)
Net Cash Used in Operating Activities	(18,473,237)	(1,855,221)	(3,712,925)
Cash Flows from Investing Activities:
Purchase of equipment	(498,520)	-	-
Net Cash Used in Investing Activities	(498,520)	-	-
Cash Flows from Financing Activities:
Issuance of common stock	14,899,622	14,400	4,609
Proceeds from long-term debt	5,150,000	-	-
Proceeds from research contribution	1,500,000	-	-
Payment of licensing fees	(356,216)	-	(87,693)
Principal payments on long-term debt	(28,410)	-	(28,410)
Net Cash Provided by (Used in) Financing Activities	21,164,996	14,400	(111,494)
Net Increase (Decrease) in Cash and Cash Equivalents	2,193,239	(1,840,821)	(3,824,419)
Cash and Cash Equivalents - beginning of period		4,034,060	10,116,625
Cash and Cash Equivalents - end of period	$2,193,239	$2,193,239	$6,292,206
Supplemental Cash Flow Information
Interest paid	$292,912	$-	$280,535

See the notes accompanying the condensed financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 2, there have been no significant changes in our accounting policies since December 31, 2006. The results of operations for the three and six month period ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or any future period.

Although we currently believe that our cash and cash equivalents will be sufficient to meet our minimum planned operating needs for the next 6 months, including the amounts payable under the contractual commitments described above, as our drug candidates move into the clinical trials phase of development, we expect to enter into additional agreements of the same type, which may require additional contractual commitments.  These additional commitments may have a negative impact on our future cash flows.  For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants.  Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

2.	Summary of Significant Accounting Policies

a)
The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

2.	Summary of Significant Accounting Policies (cont'd)

b)	Recent Accounting Pronouncements Affecting the Company:
In June 2006, FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes".  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes".  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions and disclosure requirements.  The Company adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on the Company's financial statements to date.

In February 2007, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its results of operations or financial condition.

c)	Earnings per share:
The following weighted average number of shares was used for the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic:	50,322,769	48,488,709	50,315,491	47,456,433
Diluted:	50,322,769	48,488,709	50,315,491	47,456,433

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted shares.  For purpose of computing diluted earnings per share,  3,283,800 and 2,980,729 common share equivalents were assumed to be outstanding for the three and six months period ended June 30, 2007 and 2,788,230 and 2,924,777 common share equivalents were assumed to be outstanding for the three and six months period ended June 30, 2006, respectively.  For the three and six months ended June 30, 2007and 2006, all common share equivalents were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive as a result of the net loss applicable to this period.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

3.	Equipment, Net

	June 30, 2007	December 31, 2006

Furniture and fixtures	$31,713	$31,713
Office equipment	43,648	43,648
Lab equipment	416,093	416,093
Computer equipment	5,066	5,066
Cylinders and designs	2,000	2,000

	498,520	498,520
Less: Accumulated depreciation	(371,142)	(348,527)

Net carrying amount	$127,378	$149,993

Depreciation expense was $22,615 and $33,467 for the six months ended June 30, 2007 and 2006, respectively.

4.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license, of Revaax's licensed technology and products.  The agreement calls for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straight-line basis over the estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%. As at December 31, 2006 the outstanding balance was paid.  Amortization expense was $9,122 and $8,797 for the six months ended June 30, 2007 and 2006, respectively. The Company has determined that there was no impairment as of June 30, 2007 and December 31, 2006.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

5.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $37,500 was included in revenues for the six months ended June 30, 2007 and 2006.  The remaining $1,162,500 at June 30, 2007 (December 31, 2006- $1,200,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2009.

6.	Common Stock

The following transactions occurred during fiscal years 2001 through June 30, 2007:

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

6.	Common Stock (cont'd)

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

6.	Common Stock (cont’d)

p)
On May 13, 2006, holders of the $3,850,000 convertible notes issued on February 28, 2005, exercised their rights to convert the entire principal amount of the notes into shares of the Company’s common stock.   Based on a $1.00 per share conversion price, the Company issued 3,850,000 shares of common stock in connection with the conversion.

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company's common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares .

7.	Stock-Based Compensation

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

For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements, subject to the fulfillment of certain conditions in the individual stock option grant agreements.  Options authorized for issuance under the plan total 17,000,000 after giving effect to an amendment to the Company's Stock Option Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and as of June 30, 2007, 10,620,000 options are available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont'd)

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

As a result of the adoption of SFAS No. 123R, the Company's results of operations for the three months and six months periods ended June 30, 2007 include share-based employee compensation expense totaling $146,030 and $303,113 respectively, and for the three months and six months periods ended June 30, 2006 include $178,313 and $329,794 respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its net deferred tax assets.

Employee stock option compensation expense in the first two quarters of 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont’d)

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

Stock compensation expense related to non-employee options were $137,075 and $268,912 for the three months and six months periods ended June 30, 2007, respectively, and $293,912 and $478,525 for the three months and six months periods ended June 30, 2006, respectively.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

There were 425,000 stock options granted during the six month period ended June 30, 2007. A total of 1,045,000 stock options were granted in the same period last year. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During the first two quarters of 2007, the Company took into consideration guidance under SFAS No. 123R and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon the contract life with non-employees.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont'd)

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Black-Scholes Weighted Average Assumptions:
Expected dividend yield	0	0	0	0
Expected volatility	102%	100%	102%	100%
Risk free interest rate	4.28-4.93%	4.99%	4.28-4.93%	4.99%
Expected term (in years)	1- 5 years	5 years	1- 5 years	5 years

	2007		2006
	Shares Subject to Options	Weighted Avg. Option Prices	Shares Subject to Options	Weighted Avg. Option Prices
Outstanding at January 1	6,123,295	$0.94	5,770,000	$0.84
Granted	425,000	1.44	1,045,000	1.20
Exercised	(18,000)	.80	(19,205)	0.24
Cancelled	(277,500)	1.10	–	–
Outstanding at June 30	6,252,795	$0.96	6,795,795	$0.89

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

7.	Stock-Based Compensation (cont'd)

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term

Outstanding at June 30, 2007	6,252,795	$0.96	7.3 years
Exercisable at June 30, 2007	3,171,670	$0.86	7.2 years

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term

Outstanding at June 30, 2006	6,795,795	$0.89	8.5 years
Exercisable at June 30, 2006	2,515,337	$0.76	7.8 years

As of June 30, 2007 and 2006, there was $1,818,334 and $4,153,045 of total unrecognized compensation cost, respectively, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.1 years and 2 years, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

8.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2007, the total value of Research and Development agreements for our drug candidates was approximately $1,430,000 and the Company had made payments totaling $757,000 under the terms of the agreements as at June 30, 2007.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On September 12, 2005 the Company and three of its key executives entered into employment agreements. One of the three agreements with an annual commitment of $200,000 expired in September 2006.  Another one of the three agreements expires on September 12, 2007 and results in an annual commitment of $160,000. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

c)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of June 30, 2007 are as follows:
Remainder of 2007	$109,680
2008	222,655
2009	112,972

$445,307

d)
Regulation by governmental authorities in the United States and in other countries constitutes a significant consideration in our product development, manufacturing and marketing strategies. The Company expects that all of its drug candidates will require regulatory approval by appropriate governmental agencies prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing, as well as to other approval processes by the FDA and by similar health authorities in foreign countries. United States federal regulations control the ongoing safety, manufacture, storage, labeling, record keeping, and marketing of all biopharmaceutical products intended for therapeutic purposes. The Company believes that it is in compliance in all material respects with currently applicable rules and regulations.

e)
On January 4, 2007, the Company signed a one year agreement with Interventure Co. Ltd (“Interventure”) engaging Interventure to provide financial and business consulting services to the Company.  The Company agreed to pay Interventure $20,000 upon closing of over $1,000,000 of financing secured by Interventure. In addition, in the event that additional financing is arranged by Interventure and successfully consummated by the Company, the Company agreed to pay Interventure a success fee of 3% of such financing.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

8.	Commitments and Contingencies (cont’d)

f)
On March 5, 2007, the Company entered into an agreement with Rx Communications Group LLC (“Rx”) for Rx to provide investor relations services to the Company. Under this agreement, the Company agreed to pay Rx a monthly fixed retainer amount of $10,000 commencing March 1, 2007. In accordance with the agreement, the contract may be terminated by either party upon thirty (30) days' prior written notice to the other party.

g)
On May 30, 2007, the Company engaged Rodman and Renshaw, LLC (“Rodman”) to serve as the placement agent in connection with the proposed offer and placement of securities of the Company.  Pursuant to the agreement, the Company shall pay Rodman a cash placement fee equal to 7% of the aggregate proposed offering.

9.	Reclassifications

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report.  This Quarterly Report contains statements accompanied by such phrases as "believe", "estimate", "expect", "anticipate", "may", "intend" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	our lack of profitability and the need to raise additional capital to operate our business;
•	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;
•	successful and timely completion of clinical trials for our drug candidates;
•	demand for and market acceptance of our drug candidates;
•	the availability of qualified third-party researchers and manufacturers for our drug development programs;
•	our ability to develop and obtain protection of our intellectual property; and
•	other risks and uncertainties, including those detailed from time to time in our filings with the Securities and Exchange Commission.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes".  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes".  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions and disclosure requirements.  The Company adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on the Company's financial statements to date.

In February 2007, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its results of operations or financial condition.

Index

RESULTS OF OPERATIONS

Comparison of the Three Months and Six Months Ended June 30, 2007 and 2006:

Total Revenues

For the three months and six months ended June 30, 2007, we recorded revenue of $18,750 and $37,500, respectively, compared to $18,750 and $37,500, respectively, in the same period last year.  Revenues include the amortization of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder in the three months and six months ended June 30, 2007, respectively, and the same periods last year.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses decreased $72,504 and $193,961, respectively, or 8% and 12%, respectively, from $855,044 and $1,610,227, respectively, for the three months and six months ended June 30, 2006 to $782,540 and $1,416,266, respectively, for the three months and six months ended June 30, 2007.  The decreases were primarily due to professional fees and expenses related to the Company's proposed transaction with Future Systems, Inc. in 2006 which did not recur in the first half of  2007.  Higher general and administrative expenses during the 2006 periods were also attributable to stock option compensation expense of $264,445 and $452,659 respectively, for the three months and six months ended June 30, 2006 compared to $148,390 and $305,923, respectively, for the three months and six months ended June 30, 2007.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $255,591 and $1,630,824, respectively, or 39% and 63%, respectively, from $657,100 and $2,606,115, respectively, for the three months and six months ended June 30, 2006 to $401,509 and $975,291, respectively, for the three months and six months ended June 30, 2007.  The decreases were due primarily to the fact that several of our drug candidates underwent clinical trials in 2006 and we had taken preliminary steps to prepare other drug candidates for clinical trials during that time.  Dependent upon the Company raising sufficient capital, we expect that research and development expenses will increase as additional drug candidates move into the clinical trials phases of development.  Higher research and development expenses during the 2006 periods were also attributable to stock option compensation expense of $207,780 and $355,660, respectively, for the three months and six months ended June 30, 2006 compared to $134,713 and $266,100, respectively, for the three months and six months ended June 30, 2007.

Patent Fees

Our patent fees decreased $3,886 and increased $10,549, respectively, or 9% and 16%, respectively, from $44,886 and $64,289, respectively, for the three months and six months ended June 30, 2006 to $41,000 and $74,838, respectively, for the three months and six months ended June 30, 2007.  The decrease during the three months and increase during the six months ended June 30, 2007 were due primarily to an increase in the number of patent filings made during first quarter ended March 31, 2007 and a decrease in the number of patent filings made during the second quarter ended June 30, 2007 compared to the same periods last year.

Index

Interest Expense

Interest expense decreased $30,569, and $91,021, respectively, or 100% and 100%, respectively, from $30,569 and $91,021, respectively, for the three months and six months ended June 30, 2006 to $0, for the three months and six months ended June 30, 2007.  The decreases during the three months and six months ended June 30, 2007 were primarily due to conversion of $3,850,000 principal amount of the Company's convertible notes into common stock in May 2006.

Interest Income

Interest income decreased $49,785 and $106,386, respectively, or 57% and 53%, respectively, from $88,087 and $199,279, respectively, for the six months ended June 30, 2006 to $38,302 and $92,893, respectively, for the three months and six months ended June 30, 2007.  The decreases during the three month and six month periods ended June 30, 2007 were primarily due to higher cash and cash equivalent balances in the same periods last year.

Depreciation and Amortization

Depreciation and amortization expenses decreased $5,772 and $10,527, respectively, or 27% and 25%, respectively, from $21,187 and $42,264, respectively, for the three months and six months ended June 30, 2006 to $15,415 and $31,737, respectively, for the three months and six months ended June 30, 2007.  The decreases were due primarily to amortization of fixed assets.

Net Loss

As a result of the above, the net loss for the three months and six months ended June 30, 2007 was $1,183,412 and $2,367,739, respectively, or $0.02 and $0.05, per share, respectively, compared to a net loss of $1,501,949 and $4,177,137, or $0.03 and $0.09 per share, respectively, for the three months and six months ended June 30, 2006.

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

Index

Archexin

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.  In May 2007, we received approval from the U.S. Food & Drug Administration (FDA) to initiate a Phase II clinical trial for our lead oncology compound, Archexin, in patients with renal cell carcinoma (RCC).  Enrollment is expected to begin in the third quarter of 2007.  The costs incurred for the clinical trial was approximately $1,500,000.

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

The Phase II clinical trial of Archexin is expected to begin in the third quarter of this year in patients with advanced renal cell carcinoma who have failed previous treatments.  The trial is the first of multiple trials planned for Archexin.  We estimate that the Phase II trials will be completed in 2009 and will require approximately $5,000,000.  In January 2005, we received "orphan drug designation" from the FDA for Archexin for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer.  The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people.  Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States.  In the future, we plan to apply Archexin to the treatment of other orphan indications and other cancers.

Serdaxin and Zoraxel

Serdaxin and Zoraxel are scheduled to enter Phase II trials in 2007, subject to obtaining sufficient additional financing.  We currently estimate that these studies will require approximately $4,000,000 and $3,000,000, respectively.

RX-0047 and RX-5902

RX-0047 and RX-5902 are both in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA.  Through June 30, 2007, the costs incurred for development of these compounds to date have been approximately $800,000 for RX-0047, and $300,000 for RX-5902.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000.  In June of 2007, we were granted a U.S. patent for our RX-0047 compound, which is scheduled to enter Phase I Clinical trials in 2008.  RX-5902 may be entered into these Phase I clinical trials in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,855,221 for the six months ended June 30, 2007 compared to cash used in operating activities of $3,712,925 for the same period ended June 30, 2006.  The operating cash flows during the six months ended June 30, 2007 reflect our loss from operations of $2,367,739, offset by non-cash charges of $566,262 and a net decrease in cash components of working capital of $53,744.  Non-cash charges consist of depreciation and amortization of $31,737, stock option compensation expense of $572,025 and amortization of deferred revenue of $(37,500).  The decrease in working capital primarily consists of a $4,293 decrease in accounts payable and accrued expenses and an increase of $49,591 of prepaid and other assets.

There was no cash provided by or used in investing activities during the six months ended June 30, 2007 and 2006.

Cash provided by financing activities was $14,400 for the six months ended June 30, 2007 compared to cash used in financing activities of $111,494 for the same period ended June 30, 2006.   The cash provided by financing activities during the six months ended June 30, 2007 consists of issuance of common stock.  The increase in cash flows from financing activities is mainly due to principal payments on long-term debt of $28,410 and payment of licensing fees of $87,693 in the six month period ended June 30, 2006.  There were no such costs incurred in the current period.

For the six months ended June 30, 2007, and the year ended December 31, 2006, we experienced net losses of $2,367,739 and $6,486,003, respectively.  Our accumulated deficit as of June 30, 2007, and December 31, 2006 and 2005 was $23,058,065, $20,690,326 and $14,204,323, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During the six months ended June 30, 2007, we had a net decrease in cash and cash equivalents of $1,855,221 resulting from the cash used in operating activities.  Total cash and cash equivalents as of June 30, 2007 were $2,193,239 compared to $4,034,060 as of December 31, 2006.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants.  Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

CONTRACTUAL OBLIGATIONS

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004.  The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent.  Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Index

Minimum future rental payments under this lease as of June 30, 2007 are as follows:

Remainder of 2007	$109,680
2008	222,655
2009	112,972

$445,307

      On September 12, 2005 the Company and three of its key executives entered into employment agreements.  One of the three agreements with an annual commitment of $200,000 expired in September 2006.  Another one of the three agreements expires on September 12, 2007 and results in an annual commitment of $160,000.  One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

       On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for Archexin.  In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing.  We paid $76,801 and $361,973 towards the cost of the study in the six months ended June 30, 2007 and in the year ended December 31, 2006, respectively.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop a short-acting extended release formulation for Serdaxin and Zoraxel.  In accordance with the agreement, the estimated contract duration is seven months for an estimated cost of $443,975 plus pass through expenses, of which $2,773 and $112,124 was paid during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.  The service costs are payable based upon a payment schedule related to certain milestones.

        On January 4, 2007, the Company signed a one year agreement with Interventure Co. Ltd ("Interventure") engaging Interventure to provide financial and business consulting services to the Company.  The Company agreed to pay Interventure $20,000 upon closing of over $1,000,000 of financing secured by Interventure.  In addition, in the event that additional financing is arranged by Interventure and successfully consummated by the Company, the Company agreed to pay Interventure a success fee of 3% of such financing.

On February 1, 2007, we contracted with the University of Maryland Baltimore to develop polymer conjugates for cancer therapy.  In accordance with the agreement, the contract duration is 12 months for a total cost of $55,000, all of which was paid in April 2007.

On March 5, 2007, the Company entered into an agreement with Rx Communications Group LLC ("Rx") for Rx to provide investor relations services to the Company.  Under this agreement, the Company agreed to pay Rx a monthly fixed retainer amount of $10,000 commencing March 1, 2007.  In accordance with the agreement, the contract may be terminated by either party upon thirty (30) days' prior written notice to the other party.

On May 18, 2007, we contracted with LabConnect to conduct Phase II clinical trials laboratory testing services for Archexin.  In accordance with the agreement, the estimated contract duration is until the end of 2009 for a total cost of $197,220.  We paid $54,444 towards the cost of the study in the six months ended June 30, 2007.

On May 30, 2007, the Company engaged Rodman and Renshaw, LLC ("Rodman") to serve as the placement agent in connection with the proposed offer and placement of our securities.  Pursuant to the agreement, we will pay Rodman a cash placement fee equal to 7% of the aggregate proposed offering.

The Company also has agreements with other companies to perform clinical studies with various remaining terms from two months to three years.  The total cost for these agreements is approximately $103,000, of which $85,000 has been expended.  These agreements may be terminated upon written notice to the other party.

Although we currently believe that our cash and cash equivalents will be sufficient to meet our minimum planned operating needs for the next 6 months, including the amounts payable under the contractual commitments described above, as our drug candidates move into the clinical trials phase of development, we expect to enter into additional agreements of the same type, which may require additional contractual commitments.  These additional commitments may have a negative impact on our future cash flows.  For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants.  Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 6 months, which would entail focusing our resources on Phase II clinical trials of Archexin.  Over the next 12 months we expect to spend a minimum of approximately $500,000 on clinical development for Phase II clinical trials of Archexin, $2.0 million on general corporate expenses, and approximately $219,000 on facilities rent.  We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel beginning in the winter of 2007 at an additional cost of up to approximately $3 million.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-0047 and RX-5902, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $7 million through the third quarter of 2008.

Index

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  These factors include the following:

•	the progress of our product development activities;

•	the number and scope of our product development programs;

•	the progress of our pre-clinical and clinical trial activities;

•	additional contractual commitments which may be required as our drug candidates move into the clinical trials phase of development;

•	the progress of the development efforts of parties with whom we have entered into collaboration agreements;

•	our ability to maintain current collaboration programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

IMPACT OF INFLATION

To date inflationary factors have not had a significant effect on our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CERTAIN BUSINESS RISKS

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues.  Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next six months, including the clinical trials of Archexin.  We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel beginning in the winter of 2007 at an additional cost of up to approximately $3 million.

Index

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for other new drug candidates, as well as other research and development projects, which togeth er with the current operating plan for the next year, could aggregate up to $7 million through the third quarter of 2008.

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

We have generated no revenues to date from product sales.  Our accumulated deficit as of June 30, 2007 and December 31, 2006 was $23,058,065 and $20,690,326, respectively.  For the six months ended June 30, 2007 and the year ended December 31, 2006, we had net losses of $2,367,739 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

Index

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

We will need FDA approval to commercialize our drug candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions.  In order to obtain FDA approval of our drug candidates, we must submit to the FDA a New Drug Application ("NDA") demonstrating that the drug candidate is safe for humans and effective for its intended use.  This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials.  Satisfaction of the FDA's regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing.  We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses.  Two of our drug candidates, Archexin and RX-0047, are ASO compounds.  To date, the FDA has not approved any NDAs for any ASO compounds, except one eye care medicine, Vitravene (fomivirsen sodium injectable). In addition, both Archexin and RX-0047 are of a drug class (Akt inhibitor, in the case of Archexin, and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date.  After the clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design.  In 2007, we expect Archexin, an oncology drug candidate, to enter Phase II clinical trials.  We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel, neuroscience and sexual dysfunction drug candidates, beginning in the winter of 2007.

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

Index

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations, such as Keryx Biopharmaceuticals Genta Incorporated and Imclone Systems Incorporated.  In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as more experience in:

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  We have filed U.S. and PCT patent applications for anti-Akt compounds, including Archexin, and for anti-HIF compounds, including RX-0047.  In November 2006, we were granted a U.S. patent for our anti-Akt compounds, including Archexin.  The patent covers the nucleotide sequences of the anti-sense compounds that target and inhibit the expression of Akt in human tissues or cells.  The patent also covers the method of using the compounds to induce cytotoxicity in cancer cells.  In June of 2007, we were granted a U.S. patent for our RX-0047 compound, which is scheduled to enter Phase I Clinical trials in 2008.  We have also filed three U.S. provisional patent applications for new anti-cancer quinazoline compounds, new anti-cancer nucleoside products and a drug target, cenexin, a polo-box binding protein.  In December 2004, we also filed two Korean patent applications for new anti-cancer piperazine compounds.  Through our licensing agreement with Revaax, we hold exclusive rights to five patents and 14 patent applications, with respect to certain chemical structures related to antibiotics, but without antibiotic efficacy.  However, we cannot predict:

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

Index

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments.  Our accumulated deficit as of June 30, 2007 and December 31, 2006 was $23,058,065 and $20,690,326, respectively.  For six months ended June 30, 2007 and the year ended December 31, 2006, we had net losses of $2,367,739 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

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

Further, the stock market, in general, and the market for biotechnology companies, in particular, have experienced extreme price and volume fluctuations.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  You should also be aware that price volatility might be worse if the trading volume of our common stock is low, which has been the case historically.  We have not paid, and do not expect to pay, any cash dividends because we anticipate that any earnings generated from future operations will be used to finance our operations and as a result, you will not realize any income from an investment in our common stock until and unless you sell your shares at a profit.

Some or all of the "restricted" shares of our common stock issued in the merger of CPRD and Rexahn, Corp in May 2007 or held by other stockholders may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1 percent of the outstanding shares (approximately 500,000 shares) during a three-month period.  Any of the restricted shares may be freely sold by a non-affiliate after they have been held two years.

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
These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  Currently, there are approximately 510 holders of record of our common stock.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to affect, our financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not subject to any pending legal proceedings, nor are we aware of any threatened claim against us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company on June 11, 2007 in Rockville, Maryland, the following matters were voted on by the Company's stockholders and approved by the following votes:

	Number of Shares
	Voted For	Withheld
1. Election of directors:
Chang H. Ahn	36,834,958	50
Charles Beever	36,834,958	50
Kwang Soon Cheong	36,834,958	50
Ted T.H. Jeong	36,834,958	50
Y. Michele Kang	36,834,958	50
David McIntosh	36,834,958	50

	Number of Shares
	Voted For	Voted Against	Abstentions
2. Proposal to ratify appointment of Lazar Levine & Felix LLP as the Company's Independent auditors	36,835,008	0	0

Index

Item 5.	OTHER INFORMATION

On June 11, 2007, we implemented a new non-employee director compensation policy for service on our Board of Directors, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as follows:

Position	Compensation

Director	$1,000 per board meeting (up to maximum of $4,000 per annum)

Audit Committee (Chairman)	$3,000 per annum

Audit Committee (Member)	$1,500 per annum

Compensation Committee (Chairman)	$2,000 per annum

Compensation Committee (Member)	$1,000 per annum

Nominating and Corporate Governance Committee (Chairman)	$1,000 per annum

Nominating and Corporate Governance Committee (Member)	$1,000 per annum

No director is compensated for more than one committee membership per year in addition to their board retainer, and directors who are officers receive no compensation for the board related work whatsoever.

Index

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Summary of New Director Compensation Policy

10.2	Form of Option Grant Agreement for Non-Employee Directors and Consultants

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.

/s/ Ted T.H. Jeong
Name: Ted T. H. Jeong
Title: Chief Financial Officer and Secretary
Date: August 14, 2007

Index

EXHIBIT INDEX

Exhibit Number	Description
10.1	Summary of New Director Compensation Policy

10.2	Form of Option Grant Agreement for Non-Employee Directors and Consultants

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350