Form 10QSB
period 2007-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2007-11-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 50,374,837 issued and 50,360,632 outstanding as of November 14, 2007

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

REXAHN PHARMACEUTICALS, INC.

INDEX

		PAGE(S)
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements:
	Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	2
	Statements of Operations – Three Months and Nine Months Ended September 30, 2007 and 2006 and March 19, 2001 (Inception) to September 30, 2007 (unaudited)	3
	Statements of Cash Flows – Nine Months Ended September 30, 2007 and 2006 and March 19, 2001 (Inception) to September 30, 2007 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	13
Item 3.	Controls and Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures	32

i

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,367,801	$4,034,060
Prepaid expenses and other	417,330	483,186
Total Current Assets	1,785,131	4,517,246
Equipment, Net (note 3)	117,356	149,993
Intangible Assets, Net (note 4)	308,396	321,971
Total Assets	$2,210,883	$4,989,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$432,307	$575,363
Total Current Liabilities	432,307	575,363
Deferred Revenue (note 5)	1,143,750	1,200,000

Total Liabilities	1,576,057	1,775,363
Commitment and Contingencies (note 8)
Stockholders' Equity (note 6):
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 50,374,837 (2006 – 50,322,337) issued and 50,360,632 (2006 – 50,308,132) outstanding	5,037	5,032
Additional paid-in capital	24,755,640	23,927,551
Accumulated deficit during the development stage	(24,097,441)	(20,690,326)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	634,826	3,213,847

Total Liabilities and Stockholders' Equity	$2,210,883	$4,989,210

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from March 19, 2001 (Inception) to September 30,
	2007	2006	2007	2006	2007

Revenue:
Research	$18,750	$18,750	$56,250	$56,250	$356,250

Expenses:
General and administrative	555,625	1,004,030	1,971,891	2,662,756	11,582,473
Research and development	465,934	635,047	1,441,225	3,192,663	10,716,268
Patent fees	45,698	100,611	120,536	164,900	639,396
Depreciation and amortization	14,475	54,817	46,212	97,081	428,603

Total Expenses	1,081,732	1,794,505	3,579,864	6,117,400	23,366,740

Loss from Operations	(1,062,982)	(1,775,755)	(3,523,614)	(6,061,150)	(23,010,490)

Other (Income) Expense
Interest income	(23,606)	(71,098)	(116,499)	(270,377)	(839,196)
Interest expense	-	3,998	-	95,019	301,147
Beneficial conversion feature	-	-	-	-	1,625,000
	(23,606)	(67,100)	(116,499)	(175,358)	1,086,951
Net Loss	$(1,039,376)	$(1,708,655)	$(3,407,115)	$(5,885,792)	$(24,097,441)

Loss per weighted average number of shares outstanding basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.12)

Weighted average number of shares basic and diluted	50,338,393	50,265,632	50,323,209	48,990,761

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Cumulative from March 19,2001 (Inception) to
	2007	2006	September 30, 2007
Cash Flows from Operating Activities:
Net loss	$(3,407,115)	$(5,885,792)	$(24,097,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	46,212	97,081	428,984
Stock option compensation expense	786,094	1,312,717	3,036,596
Amortization of deferred revenue	(56,250)	(56,250)	(356,250)
Changes in assets and liabilities:
Prepaid expenses and other	65,856	(44,534)	(417,330)
Accounts payable and accrued expenses	(143,056)	(297,813)	432,307
Net Cash Used in Operating Activities	(2,708,259)	(4,874,591)	(19,326,257)
Cash Flows from Investing Activities:
Purchase of equipment	-	(48,911)	(498,520)
Net Cash Used in Investing Activities	-	(48,911)	(498,520)
Cash Flows from Financing Activities:
Issuance of common stock	42,000	4,609	14,927,204
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Payment of licensing fees	-	(130,570)	(356,216)
Principal payments on long-term debt	-	(28,410)	(28,410)
Net Cash Provided by (Used in) Financing Activities	42,000	(154,371)	21,192,578
Net Increase (Decrease) in Cash and Cash Equivalents	(2,666,259)	(5,077,873)	1,367,801
Cash and Cash Equivalents - beginning of period	4,034,060	10,116,625	-
Cash and Cash Equivalents - end of period	$1,367,801	$5,038,752	$1,367,801
Supplemental Cash Flow Information	$-	$280,535	$292,912
Interest paid

1.	Operations and Organization and Going Concern

Operations and Organization

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The accompanying condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 2, there have been no significant changes in our accounting policies since December 31, 2006. The results of operations for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or any future period.

Going Concern

The Company's consolidated condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern. For the nine-month periods ended September 30, 2007 and 2006, the Company experienced net losses of $3,407,115 and $5,885,792, respectively. At September 30, 2007, the Company has an accumulated deficit of $24,097,441.

The Company is negotiating and has received term sheets for $4,000,000 of equity with two private investors.  If finalized, the Company believes it will have sufficient cash to operate for at least twelve months.  The Company’s ability to continue as a going concern is contingent upon its ability to maintain the financing and strategic alliances necessary to complete product development, obtain the necessary licensing for its products and attain profitable operations. Although the Company is in clinical trials, there can be no assurance of the success of the clinical trials or of the marketability of the drugs. The Company has entered into negotiations on strategic alliances including research funding collaborations, as well as equity financing with international pharmaceutical companies and other investors in the United States, Europe and Asia. The Company also plans to pursue additional financing.  There can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.  The consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

c)	Earnings per share:

The following weighted average number of shares was used for the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
Basic:	50,338,393	50,265,632	50,323,209	48,990,761
Diluted:	50,338,393	50,265,632	50,323,209	48,990,761

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the same basis, including if dilutive, common share equivalents, which include outstanding options and restricted shares. For purpose of computing diluted earnings per share, 3,283,800 and 2,980,729 common share equivalents for the three months and nine months ended September 30, 2007, and 2,788,230 and 2,924,777 common share equivalents for the three months and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive as a result of the net loss applicable to these periods.

3.	Equipment, Net

	September 30,	December 31,
	2007	2006

Furniture and fixtures	$31,713	$31,713
Office equipment	43,648	43,648
Lab equipment	416,093	416,093
Computer equipment	5,066	5,066
Cylinders and designs	2,000	2,000

	498,520	498,520
Less: Accumulated depreciation	381,164	348,527

Net carrying amount	$117,356	$149,993

Depreciation expense was $32,637 and $83,723 for the nine months ended September 30, 2007 and 2006, respectively.

4.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license, of Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license was measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straightline basis over the estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%. As at December 31, 2006 the outstanding balance was paid.  Amortization expense was $13,575 and $13,358 for the nine months ended September 30, 2007 and 2006, respectively, and $4,453 and $4,561 for the three months ended September 30, 2007 and 2006, respectively.  Management does not believe that there is an impairment of intangible assets at September 30, 2007.

5.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $56,250 was included in revenues for the nine months ended September 30, 2007 and 2006.  The remaining $1,143,750 at September 30, 2007 (December 31, 2006-$1,200,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2009.

6.	Common Stock

The following transactions occurred during fiscal years 2001 through September 30, 2007:

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

i)
Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn's common stock was adjusted to reflect the par value of Corporate Road Show Com Inc. (“CRS”) common stock.  In the acquisition merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. For purposes of the Statement of Stockholders' Equity, the five-for-one stock split is reflected as a one-line adjustment.  All shares and earnings per share information has been retroactively restated in these financial statements.

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

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company's common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company's common stock for cash of $15,600 and the Company issued an aggregate of 19,500 shares.

7.	Stock-Based Compensation

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

For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the plan total 17,000,000 after giving effect to an amendment to the Company's Stock Option Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and as of September 30, 2007, 10,695,000 options are available for issuance.

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

As a result of the adoption of SFAS No. 123R, the Company's results of operations for the three months and nine months periods ended September 30, 2007 include share-based employee compensation expense totaling $144,880 and $447,996 respectively, and for the three months and nine months periods ended September 30, 2006 include $175,336 and $505,131 respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Employee stock option compensation expense in the first three quarters of 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

Stock compensation expense related to non-employee options were $69,188 and $338,098 for the three months and nine months periods ended September 30, 2007, respectively, and $329,062 and $807,586 for the three months and nine months periods ended September 30, 2006, respectively.

Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

There were 425,000 stock options granted during the nine month period ended September 30, 2007. A total of 1,045,000 stock options were granted in the same period last year. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During the first three quarters of 2007, the Company took into consideration guidance under SFAS No. 123R and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon the contract life with non-employees.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Black-Scholes Weighted Average Assumptions:
Expected dividend	0	0	0	0
Expected volatility	100%	100%	100%	100%
Risk free interest rate	2.67-4.99%	4.59%	2.67-4.99%	4.59%
Expected term (in years)	0.3- 5 years	5 years	0.3- 5 years	5 years

	2007		2006
	Shares Subject to Options	Weighted Avg. Option Prices	Shares Subject to Options	Weighted Avg. Option Prices

Outstanding at January 1	6,123,295	$0.94	5,770,000	$0.84

Granted	425,000	1.44	1,045,000	1.20

Exercised	(52,500)	0.80	(19,205)	0.24

Cancelled	(352,500)	1.35	(525,000)	0.80

Outstanding at September 30	6,143,295	$0.95	6,270,795	$0.90

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Avg. Remaining Contractual Term

Outstanding at September 30, 2007	6,143,295	$0.95	7.1 years

Exercisable at September 30, 2007	3,093,420	$0.84	6.9 years

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Avg. Remaining Contractual Term

Outstanding at September 30, 2006	6,270,795	$0.90	8.2 years

Exercisable at September 30, 2006	2,937,129	$0.82	7.7 years

As of September 30, 2007 and 2006, there was $1,883,885 and $3,506,296 of total unrecognized compensation cost, respectively, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.2 years and 1.75 years, respectively.

8.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2007, the total value of these agreements was approximately $2,273,406 and the Company had made payments totaling $1,370,061 under the terms of the agreements as at September 30, 2007.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On September 12, 2005 the Company and three of its key executives entered into employment agreements. One of the three agreements with an annual commitment of $200,000 expired in September 2006. Another one of the three agreements was renewed on September 12, 2007 and results in an annual commitment of $160,000 and expires September 12, 2009. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

c)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of September 30, 2007 are as follows:

Remainder of	2007	$54,841
	2008	222,655
	2009	112,973
		$390,469

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

e)
On January 4, 2007 The Company signed an agreement with Interventure Co. Ltd (“Interventure”) engaging Interventure to provide financial and business consulting services to the Company. The Company agreed to pay Interventure $20,000 upon closing of the financing of over $1,000,000 of financing secured by Interventure. In addition, in the event that additional financing is arranged by Interventure and successfully consummated by the Company, the Company agreed to pay Interventure a success fee of 3% of such financing.

f)
On March 5, 2007, the Company entered into an agreement with Rx Communications Group LLC (“Rx”) for Rx to provide investor relations services to the Company. Under this agreement, the Company agreed to pay Rx a monthly fixed retainer amount of $10,000 commencing March 1, 2007.  In accordance with the agreement, the contract may be terminated by either party upon thirty (30) days prior written notice to the other party.

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

RESULTS OF OPERATIONS

Comparison of the Three Months and Nine Months Ended September 30, 2007 and 2006:

Total Revenues

For the three months and nine months ended September 30, 2007, we recorded revenue of $18,750 and $56,250, respectively, compared to $18,750 and $56,250, respectively, in the same period last year.  Revenues result from the amortization of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses decreased $447,405 and $690,865, respectively, or 45% and 26%, respectively, from $1,004,030 and $2,662,756, respectively, for the three months and nine months ended September 30, 2006 to $555,625 and $1,971,891, respectively, for the three months and nine  months ended September 30, 2007.  The decreases were primarily due to lower stock option compensation expenses.  Higher general and administrative expenses during the 2006 periods were attributable to stock option compensation expense of $311,387 and $810,397 respectively, for the three months and nine months ended September 30, 2006 compared to $115,565 and $421,487, respectively, for the three months and nine months ended September 30, 2007.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $169,113 and $1,751,438, respectively, or 27% and 55%, respectively, from $635,047 and $3,192,663, respectively, for the three months and nine months ended September 30, 2006 to $465,934 and $1,441,225, respectively, for the three months and nine months ended September 30, 2007.  The decreases were due primarily to the fact that several of our drug candidates underwent clinical trials in 2006 and we had taken preliminary steps to prepare other drug candidates for clinical trials during that time.  Dependent upon the Company raising sufficient capital, we expect that research and development expenses will increase as additional drug candidates move into the clinical trials phases of development.  Higher research and development expenses during the 2006 periods were also attributable to stock option compensation expense of $193,011 and $502,319, respectively, for the three months and nine months ended September 30, 2006 compared to $98,506 and $364,607, respectively, for the three months and nine months ended September 30, 2007.

Patent Fees

Our patent fees decreased $54,913 and $44,364, respectively, or 55% and 27%, respectively, from $100,611and $164,900, respectively, for the three months and nine months ended September 30, 2006 to $45,698 and $120,536, respectively, for the three months and nine months ended September 30, 2007.  The decrease during the three months and nine months ended September 30, 2007 were due primarily to a decrease in the number of patent filings made during three and nine months ended September 30, 2007 compared to the same periods last year.

Interest Expense

Interest expense decreased $3,998, and $95,019, respectively, or 100% and 100%, respectively, from $3,998 and $95,019, respectively, for the three months and nine months ended September 30, 2006 to $0, for the three months and nine months ended September 30, 2007.  The decreases during the three months and nine months ended September 30, 2007 were primarily due to conversion of $3,850,000 of principal amount of the Company's convertible notes into common stock in May 2006.

Interest Income

Interest income decreased $47,492 and $153,878, respectively, or 67% and 57%, respectively, from $71,098 and $270,377, respectively, for the nine months ended September 30, 2006 to $23,606 and $116,499, respectively, for the three months and nine months ended September 30, 2007.  The decreases during the three month and nine month periods ended September 30, 2007 were primarily due to higher cash and cash equivalent balances in the same periods last year.

Depreciation and Amortization

Depreciation and amortization expenses decreased $40,342 and $50,869, respectively, or 74% and 52%, respectively, from $54,817 and $97,081 respectively, for the three months and nine months ended September 30, 2006 to $14,475 and $46,212, respectively, for the three months and nine months ended September 30, 2007.  The decreases were due primarily to amortization of fixed assets.

Net Loss

As a result of the above, the net loss for the three months and nine months ended September 30, 2007 was $1,039,376 and $3,407,115, respectively, or $0.02 and $0.07, per share, respectively, compared to a net loss of $1,708,655 and $5,855,792, or $0.03 and $0.12 per share, respectively, for the three months and nine months ended September 30, 2006.

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

Archexin

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.  In May 2007, we received approval from the U.S. Food & Drug Administration (FDA) to initiate a Phase II clinical trial for our lead oncology compound, Archexin, in patients with renal cell carcinoma (RCC).  Enrollment is expected to begin in the fourth quarter of 2007.  The costs incurred for the clinical trial were approximately $1,500,000.

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

The Phase II clinical trial of Archexin began in the third quarter of this year in patients with advanced renal cell carcinoma who have failed previous treatments.  The trial is the first of multiple trials planned for Archexin.  We estimate that the Phase II trials will be completed in 2009 and will require approximately $5,000,000.  In January 2005, we received "orphan drug designation" from the FDA for Archexin for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer.  The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people.  Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States.  In the future, we plan to apply Archexin to the treatment of other orphan indications and other cancers.

Serdaxin and Zoraxel

Serdaxin and Zoraxel are scheduled to enter Phase II trials in 2007, subject to obtaining sufficient additional financing.  We currently estimate that these studies will require approximately $4,000,000 and $3,000,000, respectively.

RX-0047 and RX-5902

RX-0047 and RX-5902 are both in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA.  Through September 30, 2007, the costs incurred for development of these compounds to date have been approximately $800,000 for RX-0047, and $300,000 for RX-5902.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $3,000,000.  In June of 2007, we were granted a U.S. patent for our RX-0047 compound, which is scheduled to enter Phase I Clinical trials in 2008.  RX-5902 may be entered into these Phase I clinical trials in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2,708,259 for the nine months ended September 30, 2007 compared to cash used in operating activities of $4,874,591 for the same period ended September 30, 2006.  The operating cash flows during the nine months ended September 30, 2007 reflect our loss from operations of $3,407,115, offset by non-cash charges of $776,056 and a net decrease in cash components of working capital of $77,200.  Non-cash charges consist of depreciation and amortization of $46,212, stock option compensation expense of $786,094 and amortization of deferred revenue of $(56,250).  The decrease in working capital primarily consists of a $143,056 decrease in accounts payable and accrued expenses and a decrease of $65,856 of prepaid and other assets.

There was no cash provided by or used in investing activities during the nine months ended September 30, 2007 and $48,911 used in 2006.

Cash provided by financing activities was $42,000 for the nine months ended September 30, 2007 compared to cash used in financing activities of $154,371 for the same period ended September 30, 2006.   The cash provided by financing activities during the nine months ended September 30, 2007 consists of issuance of common stock.  The increase in cash flows from financing activities is mainly due to principal payments on long-term debt of $28,410 and payment of licensing fees of $130,570 in the nine month period ended September 30, 2006.  There were no such costs incurred in the current period.

For the nine months ended September 30, 2007, and the year ended December 31, 2006, we experienced net losses of $3,407,115 and $6,486,003, respectively.  Our accumulated deficit as of September 30, 2007, and December 31, 2006 and 2005 was $24,097,441, $20,690,326 and $14,204,323, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During the nine months ended September 30, 2007, we had a net decrease in cash and cash equivalents of $2,666,259 resulting from the cash used in operating activities.  Total cash and cash equivalents as of September 30, 2007 were $1,367,801 compared to $4,034,060 as of December 31, 2006.

The Company is negotiating and has received term sheets for $4,000,000 of equity with two private investors.  If finalized, the Company believes it will have sufficient cash to operate for at least twelve months.  The Company’s ability to continue as a going concern is contingent upon its ability to maintain the financing and strategic alliances necessary to complete product development, attain the necessary licensing for its products and attain profitable operations. Although the Company is in clinical trials, there can be no assurance of the success of the clinical trials or of the marketability of the drug.  The Company has entered into negotiations on strategic alliances including research funding collaborations, as well as equity financing with international pharmaceutical companies and other investors in the United States, Europe and Asia. The Company also plans to pursue additional financing.  There can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

CONTRACTUAL OBLIGATIONS

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004.  The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent.  Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of September 30, 2007 are as follows:

Remainder of	2007	$54,841
	2008	222,655
	2009	112,973
		$390,469

On September 12, 2005, the Company and three of its key executives entered into employment agreements.  One of the three agreements with an annual commitment of $200,000 expired in September 2006.  Another one of the three agreements was renewed on September 12, 2007 and results in an annual commitment of $160,000. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for Archexin.  In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an initiation fee of $149,061 due upon signing.  We paid $167,693 and $361,973 towards the cost of the study in the nine months ended September 30, 2007 and in the year ended December 31, 2006, respectively.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop a short-acting extended release formulation for Serdaxin and Zoraxel.  In accordance with the agreement, the estimated contract duration is seven months for an estimated cost of $443,975 plus pass through expenses, of which $0 and $112,124 was paid during the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.  The service costs are payable based upon a payment schedule related to certain milestones. On January 4, 2007, the Company signed a one year agreement with Interventure Co. Ltd ("Interventure") engaging Interventure to provide financial and business consulting services to the Company.  The Company agreed to pay Interventure $20,000 upon closing of over $1,000,000 of financing secured by Interventure.  In addition, in the event that additional financing is arranged by Interventure and successfully consummated by the Company, the Company agreed to pay Interventure a success fee of 3% of such financing.

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

On May 18, 2007, we contracted with LabConnect to conduct Phase II clinical trials laboratory testing services for Archexin.  In accordance with the agreement, the estimated contract duration is until the end of 2009 for a total cost of $197,220.  We paid $54,444 towards the cost of the study in the nine months ended September 30, 2007.

On May 30, 2007, the Company engaged Rodman and Renshaw, LLC ("Rodman") to serve as the placement agent in connection with the proposed offer and placement of our securities.  Pursuant to the agreement, we will pay Rodman a cash placement fee equal to 7% of the aggregate proposed offering.

The Company also has agreements with other companies to perform clinical studies with various remaining terms from two months to three years.  The total cost for these agreements is approximately $120,000, of which $58,000 has been expended.  These agreements may be terminated upon written notice to the other party.

Although we currently believe that our cash and cash equivalents will be sufficient to meet our minimum planned operating needs for the next 3 months, including the amounts payable under the contractual commitments described above, as our drug candidates move into the clinical trials phase of development, we expect to enter into additional agreements of the same type, which may require additional contractual commitments.  These additional commitments may have a negative impact on our future cash flows.  For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, licensing fees and grants.  Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources (but without giving effect the $4,000,000 financing for which we have received term sheets and are currently negotiating), we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next three months, which would entail focusing our resources on Phase II clinical trials of Archexin.  Over the next 12 months we expect to spend a minimum of approximately $500,000 on clinical development for Phase II clinical trials of Archexin, $2 million on general corporate expenses, and approximately $219,000 on facilities rent.  We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel beginning in the winter of 2007 at an additional cost of up to approximately $3 million.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies and Phase I clinical trials for RX-0047 and RX-5902, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $7 million through the third quarter of 2008.

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

IMPACT OF INFLATION

To date, inflationary factors have not had a significant effect on our operations.

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

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next year, could aggregate up to $ 7 million through the third quarter of 2008.

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

We have generated no revenues to date from product sales.  Our accumulated deficit as of September 30, 2007 and December 31, 2006 was $24,097,441 and $20,690,326, respectively.  For the nine months ended September 30, 2007 and the year ended December 31, 2006, we had net losses of $3,407,115 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which is very expensive, time-consuming and difficult to design.  In 2007,  Archexin, an oncology drug candidate, entered Phase II clinical trials.   We plan to initiate, subject to obtaining sufficient additional financing, Phase II clinical trials of Serdaxin and Zoraxel, neuroscience and sexual dysfunction drug candidates, beginning in the winter of 2007.

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments.  Our accumulated deficit as of September 30, 2007 and December 31, 2006 was $24,097,441 and $20,690,326, respectively.  For nine months ended September 30, 2007 and the year ended December 31, 2006, we had net losses of $3,407,115 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

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

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to affect, our financial reporting.

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
/s/ Ted T. H. Jeong
Name: Ted T. H. Jeong
Title: Chief Financial Officer and Secretary
Date: November 14, 2007

EXHIBIT INDEX

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