Form 10KSB
period 2007-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2008-03-31
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-50590

REXAHN PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9620 Medical Center Drive
Rockville, Maryland 20850
(Address of principal executive offices)

(240) 268-5300
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: Yes ☐ No ☒.

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

State issuer's revenues for its most recent fiscal year: $75,000.

As of March 28, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $103,589,122 based on the closing trade reported on the Over-the-Counter Bulletin Board.

As of March 28, 2008, the number of shares of the issuer's common stock outstanding was: 55,935,649.

Documents incorporated by reference:  Certain information contained in the issuer’s definitive Proxy Statement for the 2008 annual meeting of stockholders (the “Definitive Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III hereof.

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

REXAHN PHARMACEUTICALS, INC.

Index

PART I

Item 1.  Description of Business

Any references to "we", "us", "our," the "Company" or "Rexahn" shall mean Rexahn Pharmaceuticals, Inc.

We are a clinical stage biopharmaceutical company dedicated to the discovery, development, and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other unmet medical needs.  We develop therapies that make it possible to regain normalcy for patients suffering from disease.  We have three drug candidates entering Phase II clinical trials this year and four other drug candidates in pre-clinical development.  We intend to leverage our drug-discovery technologies, scientific expertise and developmental know-how to develop and commercialize targeted cancer drugs with greater clinical benefits for patients and new drugs for the treatment of diseases of the central nervous system and sexual dysfunction.  We will continue to identify internally developed compounds as potential drug candidates, as well as assess compounds developed by others and, if necessary, license the rights to these compounds in order to develop and commercialize them as drugs.  For a description of our pipeline drug candidates, see "Our Pipeline Drug Candidates" in this Item 1.

Our principal corporate offices are located at 9620 Medical Center Drive, Rockville, Maryland 20850 in Maryland's I-270 technology corridor.  Our telephone number is (240) 268-5300.

Rexahn is developing targeted cancer drugs and nano-medicines to address unmet needs in cancer treatment, and significantly improve quality of life and survival of patients.

•
Targeted cancer drugs.  Signal transduction is the process of relaying external information from the surface of cells to a specific internal response, such as cancer cell proliferation. Signals are conveyed through tightly regulated communication networks and pathways that consist of functionally diverse molecules such as protein kinases, transcription factors and their interacting molecules. As understanding of the molecular basis for signal transduction of cancer cells continues to increase, the identification of molecular targets and development of more targeted therapeutics have evolved.[1]

Rexahn is developing targeted cancer drugs that inhibit cancer cell signal transduction and block the production of proteins involved in tumor growth and survival. The protein kinase Akt, and the transcription factor hypoxia-Inducible Factor-1 alpha (HIF-1α) are key signal proteins important for tumor growth and expansion. Akt is often over-expressed and activated in major human solid tumors, and may contribute to cancer cell survival, proliferation, metastasis, and resistance.2 HIF-1α plays a vital role in angiogenesis and is overexpressed in many human cancers, including renal cell carcinoma, ovarian, pancreatic, and prostate cancers. HIF-1α overexpression is correlated with tumor growth, metastasis and patient mortality.3

[1]	Pipeline Insight: Cancer Overview, September 2007 (Datamonitor).
[2]	Seton-Rogers S. Akt-1 wears many hats. Nature Reviews – Cancer, June 2007; 7.
[3]	Konac E et al. An investigation of relationships between hypoxia-inducible factor-1 alpha gene polymorphisms and ovarian, cervical and endometrial cancers. Cancers Detect Prev. 2007;31(2):102-9.

Index

•
Cancer Nanomedicines.  Innovative cancer nanomedicines offer significant advantages and treatment benefits, including: improved quality of life for cancer patients through improved target drug delivery, reduced side effects, and greater treatment effectiveness.

ArchexinTM, RX-0201-nano and other Rexahn targeted cancer drugs have the potential to address key market needs by delivering:

(1)           New treatments for relapsed and refractory cancers. Targeting key signal molecules responsible for cancer relapse with new potent anticancer drugs could significantly improve cancer treatment outcomes, and inhibit and down-regulate cancer signaling molecules.

(2)           Cancer treatments that address drug resistance. Both Akt and HIF-1α are closely involved in cancer resistance. The activation of Akt is a main mechanism for drug resistance of EGFR tyrosine kinase inhibitors (TKIs). TKIs are currently considered a major advance in cancer treatment, but once the drug resistance to the TKIs occurs, those drugs are not effective anymore. Therefore, need for a drug like ArchexinTM that inhibits activated Akt is in high demand.4  HIF-1α is a key mechanism of radiation resistance. Treatment with radiation is sometimes a cure method in cancer treatment, therefore, resistance; therefore, direct inhibition of HIF-1 may address radiation resistance and lead to better treatment outcomes.

(3)           Less toxic and more effective cancer drugs. Increased selectivity for a growing range of cancer molecular targets offers the opportunity to commercialize more effective and less toxic cancer treatments.5

We currently have a number of drug candidates in clinical development. Our lead anti-cancer drug candidate, Archexin™, which we previously referred to as RX-0201, completed Phase I clinical trials in 2006 and is currently in Phase II clinical trials for patients with renal cell carcinoma (RCC), an abnormal growth of cells lining the tubules of the kidney.  Archexin™ received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program is intended to stimulate research, development and approval of products that treat rare diseases.  With orphan drug designation, sponsor companies benefit from an expedited FDA review or approval process, seven years of marketing exclusivity after approval and tax incentives for clinical research.

Rexahn is currently developing SerdaxinTM for treatment of depression, and ZoraxelTM for treatment of sexual dysfunction. ZoraxelTM is in Phase II clinical trials in male erectile dysfunction and is a dual enhancer of serotonin and dopamine that are key brain neurotransmitters important for sexual function such as sexual arousal, erection and ejaculation. Phase II clinical trials for SerdaxinTM are also planned in 2008. Further, Rexahn leverages its proprietary nanomedicine research and multi-target aimed ligands platform to strengthen its pre-clinical pipeline, and develop cancer drugs that offer greater therapeutic benefits and quality of life for patients.

[4]	Arteaga CL. HER3 and mutant EGFR meet MET. Nature Medicine, June 2007; 13 (6): 675-7.
[5]	Cancer, 2007 (Datamonitor).

Index

Company Background

Our company resulted from a merger of Corporate Road Show.Com Inc., originally a New York corporation ("CPRD"), and Rexahn, Corp, a Maryland corporation immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CPRD as a Delaware corporation under the name "Rexahn Pharmaceuticals, Inc." ("Rexahn Pharmaceuticals"), with Rexahn, Corp surviving as a wholly owned operating subsidiary of ours (the "Merger").  The Merger was effective as of May 13, 2005.  On September 29, 2005, Rexahn, Corp, was merged with and into us and Rexahn, Corp's separate existence was terminated.

Rexahn, Corp was founded in March 2001 and began as a biopharmaceutical company focusing on oncology drugs.  Dr. Chang Ahn, our Chairman, a former Food and Drug Administration, or FDA, reviewer, and National Cancer Institute, or NCI, research scientist, helped guide the company's initial research and commercialization efforts in targeted cancer drugs.  Our mission is to discover, develop and market innovative therapeutics that address unmet medical needs.

Industry Background

Overview

Our research and development focuses on three therapeutic areas that affect the lives of many people—cancer, CNS and mood disorders, and sexual dysfunction.  All of these disorders can have a debilitating effect on the quality of life for patients who suffer from them.  Our strategy is to develop drugs that satisfy unmet needs in the market and help patients regain quality of life by providing innovative therapeutics.

According to the American Cancer Society's Cancer Facts & Figures 2008, cancer is the second leading cause of death among Americans and is responsible for one of every four deaths in the United States.  In 2008, more than 565,650 Americans are expected to die of cancer and approximately 1,437,180 new cases are expected to be diagnosed.  These estimates do not include non-invasive cancer (except urinary bladder) or more than 1 million cases of basal and squamous cell skin cancers expected to be diagnosed in 2008.

Worldwide, it is predicted that the number of new cancer cases diagnosed will rise to 16 million annually in 2020 from 11 million in 2002, with cancer-related deaths reaching 10 million in 2020 versus 6.7 million in 2002.6 Cancer drug sales in 2005 were estimated to be $42 billion worldwide. Global sales of cancer drugs are predicted to grow to $60 billion by 2010, driven mainly by commercialization of molecular targeted therapies.7

According to the World Health Organization (WHO), 154 million cases of depression are reported worldwide annually. Antidepressant drugs are the largest segment of global CNS therapeutics sales, forecasted at $18 billion for 2008.8  There are 45 million estimated prevalent cases of major depressive disorder (MDD) in the US, with prevalence rates ranging from 7% to 15%.9 In 2006, US revenues for antidepressants accounted for 77% of global total sales. Among the various drug classes of antidepressants, the selective serotonin re-uptake inhibitors/ serotonin-norepinephrine reuptake inhibitors or SSRI/SNRI drugs generated approximately 59% of MDD-specific revenues while non-SSRI/SNRIs accounted for 41%.10 Market opportunities include new depression drugs that reduce the time to therapeutic onset, have new mechanisms of action for better efficacy and significantly reduced adverse reactions, and address the needs of an aging elderly population with concomitant neurodegenerative illnesses.

[6]	Cancer, 2007 (Datamonitor).
[7]	Pipeline Insight: Cancer Overview Emerging Therapeutic and Market Opportunities, July 2006 (Datamonitor).
[8]	The Lifestyle Drugs Outlook to 2008.
[9]	Pipeline Insight: Depression, March 2007 (Datamonitor).
[10]	Commercial Insight: Depression, June 2007 (Datamonitor).

Index

There are 150 million estimated men with erectile dysfunction or ED worldwide. In the year 2025, it is estimated that 322 million men worldwide will suffer from some degree of sexual dysfunction.11 Current worldwide sales for all ED drugs are about $3 billion.12  ED is estimated to affect up to 30 million men in the United States13, with 52% of men between the ages of 40 and 70 reporting difficulty with erectile function.1 About 30% of patients are refractory to PDE-5 inhibitors such as Viagra® and Cialis®, providing significant market opportunity for new class of ED drugs.

Current Cancer Treatments

The life-threatening nature of cancer, and the various ways of trying to cure cancer to save lives, has led to treatment(s) with surgery, radiation therapy, and chemotherapy. Surgery is widely used to treat, and in many cases cure cancer; however, there may be related or significant complications and surgery may be ineffective if metastasis has occurred.  Radiation therapy, or radiotherapy, can be highly effective.  Ionizing radiation deposits energy that injures or destroys cells in the area being treated by damaging their genetic material, making it impossible for these cells to continue to grow.  Although radiation damages both cancer cells and normal cells, the normal cells are generally able to repair themselves and function properly.  In certain cancer tumor types, radiotherapy cure rates are as high as for surgery and can be used when surgery would be unable to remove the tumor completely or is deemed inappropriate.  Cytotoxic cancer drugs destroy cancer cells by interfering with various stages of the cell division process.  Chemotherapy is used as a primary treatment for leukemia, other blood cancers, and inoperable or metastatic solid cancer tumors.  However, many current cytotoxic chemotherapy drugs have limited efficacy and debilitating adverse side effects and may result in the development of multi-drug resistance.

Unmet Needs in Cancer Therapies
Despite significant advances in cancer research and treatments, high unmet needs remain including:

•
Long-term management of cancers:  Surgery, chemotherapy or radiation therapy may not result in long-term remission, though surgery and radiation therapies are considered cure methods.  Therefore, there is a need for more effective drugs and adjuvant therapies to treat relapsed and refractory cancers.

•	Multi-drug resistance: Multi-drug resistance is a major obstacle in successful clinical outcomes for patients with chemotherapeutics.

•	Debilitating toxicity by chemotherapy: Chemotherapy as a mainstay of cancer treatment induces severe adverse reactions and toxicities, affecting quality of life or life itself.

[11]	Ayta et al. The likely worldwide increase in erectile dysfunction between 1995 and 2025. BJU Int. 1999; 84:50-56.
[12]	Pharmaventures, PharmaDeals May 2005: 16-17.
[13]	Benet and Melman. The epidemiology of erectile dysfunction. Urol Clin North Am 1995; 22:699–709.
[14]	Feldman, et al. Impotence and its medical and psychosocial correlates: Results of the Massachusetts Male Aging Study. J. Urol. 1994; 151:54–61.

Index

Current Renal Cell Carcinoma Treatments

There are two main treatment approaches for RCC. First, for earlier stages I-III, radical or nephron-sparing surgery is used to remove part, or all, of the kidney for tumor resection. Second, the typical treatment approach for advanced, stage IV RCC involves immunotherapy using the cytokines interleukin-2 (IL-2) and interferon-alpha (IFN-alpha). Cytokines have limited efficacy and significant toxicities. Only 4% to 6% of all RCC tumors respond completely to immunotherapy.  From 2006 and onward, immunotherapy has been giving way to the advent of new RCC treatment using molecular targeted therapeutics such as Nexavar and Sutent.

Unmet Needs in RCC Treatment

The lead indication for ArchexinTM is renal cell carcinoma (RCC). RCC incidence is increasing by 3% annually.15 Among the most difficult cancers to treat, RCC has an estimated 208,000 incident cases worldwide and 40,000 U.S. cases. More than 102,000 die from RCC annually according to the Kidney Cancer Association (2005). Only 20% of metastatic RCC tumors respond to standard therapy, leaving 80% of advanced RCC patients with no effective treatment. Further, up to 30 to 50% of RCC stage I-III patients relapse following treatment or surgical resection. Once metastatic disease develops, five-year survival is low and ranges from 0% to 20%.16 There remain high unmet needs in RCC such as the need for adjuvant therapy following surgery, drug resistance, and less toxic and more effective drugs.

Archexin™:  First-in-class anti-cancer Akt Inhibitor

ArchexinTM is a first-in-class, potent inhibitor of the Akt-1 protein kinase in cancer cells. ArchexinTM is in Phase II trials for treatment of renal cell carcinoma (RCC) and has US FDA orphan drug designations for five cancers (RCC, glioblastoma, and cancers of the ovary, stomach and pancreas). Multiple indications for other solid tumors can also be pursued. ArchexinTM is differentiated by its ability to inhibit both activated and inactivated forms of Akt, and to potentially reverse the drug resistance observed with the protein kinase inhibitors, whereas other targeted drugs may only inhibit inactivated Akt and be vulnerable to development of drug resistance.

Role of Akt in Cancer. Akt activation plays a key role in cancer cell proliferation, survival, angiogenesis and drug resistance. Akt is over-activated in many human cancers (e.g., breast, colorectal, gastric, pancreatic, prostate, and melanoma cancers). A method to control the Akt activity involves inhibition of signaling molecules upstream of Akt in cancer cells (e.g., EGFR or VEGFR inhibitors). In this case, only the activity of native Akt is indirectly affected. However, signal transmission for cancer progression and resistance occurs when Akt is activated, thus inhibition of the activated Akt becomes more important. ArchexinTM inhibits both activated and native Akt.

How ArchexinTM Inhibits the Akt. ArchexinTM is an antisense oligonucleotide (ASO) compound that is complementary to Akt mRNA, and highly selective for inhibiting mRNA expression and production of Akt protein.

Clinical Development.  The Phase II clinical study of ArchexinTM is a multicenter trial in patients with relapsed or refractory RCC.  In this trial, ArchexinTM is administered by continuous infusion for up to 6 cycles of therapy. ArchexinTM has demonstrated excellent tolerability and minimal side effects in the Phase I clinical trial. The dose-limiting toxicity of ArchexinTM was grade 3 (G3) fatigue at the dose of 315 mg/m2/day. No significant hematological abnormalities were observed.

[15]	McLaughlin and Lipworth, 2000; Datamonitor.
[16]	Mekhail et al, 2005.

Index

We have been granted a U.S. patent for our Akt inhibitor compounds, including Archexin™. Our composition of matter patent covers broad claims for the nucleotide sequences of the anti-sense compounds that target and inhibit the expression of Akt in human tissues or cells, and the method of using the compounds to induce cytotoxicity in cancer cells.

Current CNS Treatments

The U.S. National Institute of Mental Health (NIMH) estimates that 26 percent of adults, or more than 55 million Americans, suffer from a diagnosable mental disorder in a given year. The depression market is one of the more mature and established markets in CNS therapeutics. Current treatments for depression focus on serotonin-based drugs (e.g., selective serotonin reuptake inhibitors, SSRIs) as a first-line treatment. Many depression patients are refractory to the various classes of antidepressants and suffer from severe side effects.

Unmet Needs in Depression

High unmet needs for treating Major Depressive Disorder (MDD) include17:

•
Faster onset of action. Current anti-depressants take four to six weeks to relieve depression symptoms. The delay in onset of anti-depressant activity is associated with the most common antidepressant drug classes including: selective serotonin reuptake inhibitors (SSRIs), serotonin-norepinephrine reuptake inhibitors (SNRIs), monoamine oxidase inhibitors (MAOIs), and tricyclic antidepressants (TCAs).

•
Fewer side effects. The most widely used anti-depressants, SSRIs, are linked with side effects of insomnia, weight gain and sexual dysfunction. The safety of SSRIs has also been called into question over concerns about inducing suicidal ideations. Use of benzodiazepines is linked with side effects of cognitive deficit and motor impairment.

•
Improved compliance. High rate of serious side effects among patients taking anti-depressant drugs leads many to stop taking the prescribed medicines, resulting in high non-compliance rates of 40% to 65%.

•
Need for greater efficacy.  Remission is one key objective of depression treatment.  The proportion of patients achieving remission after antidepressant treatment ranges from 35% to 55% depending on the severity of depression.[18]  New drugs with much higher efficacy as well as wider coverage of the depression patients are needed.

•	Reduced MDD relapse. High relapse rate of about 35% and lingering symptoms are serious problems in antidepressant treatment.

[17]	Depression, June 2007; Stakeholder Insight: Major Depressive Disorder (MDD), March 2006 (Datamonitor).

[18]
Remission rates tend to vary based on factors such as: treatment algorithm and drugs prescribed, patient geographic population or country, prescribing doctor (primary care, psychiatrist), and time at which remission rates are measured (3, 6, 8, or 10 weeks of treatment). Depression, June 2007; MDD, March 2006 (Datamonitor).

Index

Serdaxin™: Antidepressant Drug

Serdaxin™ is being developed to treat depression and mood disorders, and has proven and well-established safety in humans. SerdaxinTM is a dual enhancer of serotonin and dopamine levels in the brain. It has a non-SSRI mechanism, and may effectively treat negative mood state and loss of positive mood state, and mixture of both mood states as well.  The SSRI class of antidepressants is suggested to be effective in treating the negative mood state, but not effective for the mood disorder resulting from loss of positive mood state. The loss of positive mood state may respond well to dopamine-based drugs. Studies to date indicate that SerdaxinTM has no motor impairment and cognition deficit of benzodiazepines, and no insomnia, weight gain, nausea and sexual dysfunction – potentially resulting in greater medication compliance.  Of the disadvantages linked to SSRIs, SNRIs, and benzodiazepines, SerdaxinTM addresses most of the highest unmet needs by providing potentially faster onset of action, better and broader efficacy and fewer side effects.

Current Sexual Dysfunction Treatment

The launch of Viagra® in 1998 as the first orally available phosphodiesterase (PDE)-5 inhibitor established a new standard of care for ED. Viagra® pioneered the ED market, and generated blockbuster sales. Cialis® and Levitra® were subsequently launched in 2003 as second-generation PDE-5 inhibitor drugs.

The PDE-5 inhibitors are the standard of care in ED therapeutics. Viagra® has brand and prescriber loyalty, and long-standing established clinical data. Cialis® has a longer-lasting effect and is available in two formulations, a long acting and daily dose. Levitra® has greater selectivity to act on erectile tissue.19 The majority of ED drugs in the R&D pipeline work by a ‘me-too’ PDE-5 inhibitor mechanism of action, and are unlikely to establish a new standard of care for the future.20 Dopamine agonists are in clinical trials for ED, but those drugs tend to have side effects of nausea and vomiting. Generics will further impact competitive dynamics starting 2012 with Viagra® patent expiry followed by Cialis® and Levitra® in 2016 and 2018, respectively.21

Unmet Needs in Sexual Dysfunction

Viagra®, Cialis®, and Levitra® are about 45% to 70% effective with potential side effects such as headaches, GI stomach upset, and cardiovascular issues.  PDE-5 inhibitors are designed for erectile function only, working by peripheral action on the blood vessels and erectile tissue. Certain segments of the ED patient population that respond less to PDE-5 inhibitors include diabetics, obese or post-surgical prostatectomy or coronary risk patients.22 PDE-5 inhibitors have significant drawbacks of cardiovascular risks and other side effects (e.g., priapism, severe hypotension, myocardial infarction, ventricular arrhythmias, sudden death and increased intraocular pressure). Beyond the PDE-5 inhibitors, there is currently no single class of ED drugs to dominate the market.22

Zoraxel™: Erectile Dysfunction (ED) Drug

ZoraxelTM is a CNS-based sexual dysfunction drug that has extensive and excellent safety in humans. ZoraxelTM is a dual serotonin and dopamine enhancer in the brain, where these neurotransmitters play a key role in three phases (sexual motivation-arousal, erection and release) of sexual activity. ZoraxelTM may be the first ED drug to affect all three phases of the sexual activity. In pre-clinical studies and animal models, ZoraxelTM significantly improved sexual performance and suggested positive behavioral effects on sexual motivation and arousal.

[19]	Pharmaventures, 2005.
[20]	Erectile Dysfunction, 2006 (Datamonitor).
[21]
Gresser U and Gleiter CH. Erectile Dysfunction: Comparison of efficacy and side effects of the PDE-5 inhibitors sildenafil, vardenafil and tadalafil (Review of Literature). Eur J Med Res (2002) 7:435-46.

[22]	Stakeholder Opinions: Erectile Dysfunction, December 2006 (Datamonitor).

Index

ZoraxelTM Phase II trials for treatment of erectile dysfunction are in progress. The PDE-5 inhibitors are the standard of care in ED therapeutics and are designed for erectile function only, working by peripheral action on the blood vessels and erectile tissue. In contrast, ZoraxelTM, which acts in the CNS affecting all three phases of sexual activity, including sexual arousal and release, may be superior to PDE-5 inhibitors, and offer clinical benefits over dopamine agonists.  ZoraxelTM appears to be well-tolerated with excellent safety.

Market Opportunity

There are several favorable environmental factors for commercializing new cancer and CNS drugs that may be first in class or market leaders, including:

•
Favorable Environment for Formulary Access and Reimbursement.  Cancer drugs with proven efficacy or survival benefit, and cost-effective clinical outcomes would be expected to gain rapid market uptake, formulary listing and payer reimbursement. In addition, drugs that have orphan designations are generally reimbursed by insurance companies given that there are few, if any, alternatives.  Because mental disorders affect more than 55 million estimated Americans, the burden of illness is significant for insurance companies as well as for employers.  Given the significant cost of treating behavioral health problems, there is a favorable environment for formulary access and reimbursement for effective products that treat multiple disorders.

•
Focus on Specialty Markets.  The marketing of new drugs to specialty physicians can be accomplished with a specialty sales force that requires fewer personnel and lower related costs than a typical sales force that markets to primary care physicians and general practitioners.

•
Expedited Regulatory or Commercialization Pathways.  Drugs for life-threatening diseases such as cancer are often treated by the U.S. Food and Drug Administration (FDA) as candidates for fast track, priority and accelerated reviews.  Expedited regulatory review may lead to clinical studies that require fewer patients, or expedited clinical trials. Our lead CNS product, Serdaxin™, is also expected to have expedited or shortened clinical development timelines because its active pharmaceutical ingredient, or API, has extensive and well established safety in humans.

Our Strategy

Our strategy has several key components:

•	Develop innovative therapeutics with the potential to be first-in-class or market leaders.

•	Adopt orphan drug approach to reduce time to market.

•	Strengthen our development efforts and pipeline through strategic alliances and partnerships.

Index

•	Maximize advanced nanotechnology for developing innovative nano-medicines.

Further, we plan to expand our R&D pipeline and introduce more new drugs into clinical trials over the next five years.  By identifying and characterizing the genes and proteins that control the signaling pathways and gene expression of cancer cells, we seek to develop unique and differentiated drugs to treat a broad range of diseases.  In addition, we will use our technology platforms to screen and identify compounds that could be promising lead product candidates to advance into research and clinical testing.

Target Signal Transduction Molecules with Multiple Drug Candidates

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

Establish Partnerships with Large Pharmaceutical Companies

We seek to establish partnerships with large pharmaceutical companies in order to reduce drug development costs, expand the disease treatment indications, and leverage greater commercial and market opportunities.  We plan to market products for which we obtain regulatory approval either directly or through co-promotion arrangements or other licensing, distribution, or alliance arrangements with large pharmaceutical companies. To date, we have not entered into such agreements with any large pharmaceutical companies.

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

We plan to develop drug candidates initially for orphan category cancers in order to reduce the time-to-market.  This would enable us to either license these drugs for further development in multiple indications by major pharmaceutical companies or conduct the registration trials ourselves.

In-License Unique Technology

We continually review opportunities to in-license and advance compounds in oncology and other strategic therapeutic areas that have value creating potential and will strengthen our R&D pipeline.  For example, in February 2005, we licensed the intellectual property of Revaax Pharmaceuticals LLC ("Revaax") to develop new drugs for treatment of CNS and mood disorders, and as a result of this licensing agreement, have advanced Serdaxin™ and Zoraxel™ into clinical trials planned for 2008.

Index

Capitalize on Our Management Team's Expertise for Drug Development and Product Commercialization

Commercializing drugs requires regulatory, clinical development, and marketing skill sets that our management team possesses.  Our regulatory knowledge comes from team members who have either been regulatory reviewers at the FDA or regulatory consultants who have prepared and filed regulatory documents in the U.S. and worldwide.  Our management team also possesses clinical development experience in oncology and several other therapeutic areas, that facilitates strategic approaches to, and competitive advantages in, the design, risk assessment, and implementation of drug development programs. We also have prior experience in pharmaceutical alliances, product launches and marketing.

Our Pipeline Drug Candidates

We have three clinical stage or clinic ready drugs in development, and several more pre-clinical drugs, including the following:

Clinical Stage Pipeline

(1)	Archexin™: First-in-class anti-cancer Akt inhibitor

(2)	Serdaxin™: Antidepressant Drug

(3)	Zoraxel™: Erectile Dysfunction (ED) drug

Pre-clinical Pipeline

(4)	RX-0201-Nano: Nanoliposomal anti-cancer Akt-1 inhibitor

(5)	RX-0047-Nano: Nanoliposomal anti-cancer HIF-1 alpha inhibitor

(6)	Nano-polymer Anticancer Drugs: HPMA-docetaxel and HPMA-gemcitabine

We have discussed our clinical stage pipeline in detail above.

Pre-clinical Pipeline

Our pre-clinical pipeline includes:

(1) RX-0201-Nano: Nanoliposomal anti-cancer Akt-1 inhibitor

RX-0201, the active ingredient of ArchexinTM, is a first-in-class, potent inhibitor of the Akt-1 protein kinase. RX-0201-Nano is a nanoliposomal product of RX-0201 with high incorporation efficiency and good stability. Nanoliposomal delivery of RX-0201 may provide significant clinical benefits including targeted higher cellular uptake, extended circulation time, reduced drug-related toxicity, and improved efficacy. Phase I trials are planned for 2009.

(2) RX-0047-Nano: Nanoliposomal anti-cancer HIF-1α inhibitor

RX-0047-Nano is a nanoliposomal cancer drug candidate that selectively inhibits expression of the HIF-1α transcription factor. HIF-1α is a key signaling molecule in angiogenesis, cancer cell survival and invasion, and radiation resistance.  RX-0047 is a first-in-class anticancer candidate that directly inhibits expression of mRNA and protein of HIF-1α. HIF-1α is over-expressed in a broad range of human cancers, and associated with increased cancer mortality and resistance. In pre-clinical studies, RX-0047 significantly downregulated expression of HIF-1α mRNA and protein. At nanomolar concentrations, RX-0047 inhibited proliferation of cancer cells from human solid tumors and growth of implanted tumors in xenograft animal models, and reversed resistance in radiation-resistant cancer cells. RX-0047 inhibited growth of solid tumors in lung as well as prostate cancer xenograft models, and significantly blocked metastasis in a lung metastatic model. RX-0047-Nano is expected to provide significant clinical benefits including targeted higher cellular uptake, extended circulation time, reduced drug-related toxicity, and improved efficacy. Phase I trials are planned for 2009.

Index

(3) Nano-polymer Anticancer Drugs- HPMA-docetaxel and HPMA-gemcitabine

A major problem with many cancer drugs is their lack of tumor specificity and dose-limiting toxicity. Nano-polymer conjugated drugs may deliver drugs more precisely to tumor tissues with less toxic effects. Rexahn’s HPMA-docetaxel and HPMA-gemcitabine are expected to achieve the anticancer effects of docetaxel and gemcitabine, respectively, at much lower dose levels with significantly fewer side effects. Phase I trials may be initiated in 2009.

Competition

We are developing new drugs to address unmet medical needs in oncology, CNS disorders, and sexual dysfunction markets.  Our drug candidates will be competing with products and therapies that either currently exist or are expected to be developed.  Competition among these products will be based, among other things, on product efficacy, safety, reliability, price, launch timing and execution, and patent position.  Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

There are a number of pharmaceutical and biotechnology companies that are conducting research and development on technologies and products for treatment of cancers, CNS diseases and sexual dysfunction.  Our competitors may succeed in developing products based on novel technologies that are more effective than ours, which could render our technology and products noncompetitive prior to recovery by us of expenses incurred with respect to those products.

Our competitors may include major pharmaceutical, specialized biotechnology firms, and academic and other research institutions.  Many of our competitors have substantially greater financial, technical and human resources than we do.  In addition, many of our competitors have significantly greater experience than we do in undertaking pre-clinical testing and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care.

As we expand our drug development programs to include diseases other than cancer, CNS and sexual dysfunction, we will also face competition from pharmaceutical and biotechnology companies conducting research and development on products for treatment of those other diseases, increasing our competition.  For many of the same reasons described above, we cannot assure you that we will compete successfully.

Index

Competition for Archexin™ in Treating RCC

Prior to 2006 there were few, if any, FDA-approved drugs for treatment of RCC. There are currently no approved RCC adjuvant therapies. RCC treatments include surgery or nephrectomy, and cytokines, immunotherapy, and cytotoxic drugs. Newer drugs for RCC include multi-targeted kinase inhibitors (TKIs) and angiogenesis inhibitors, such as: Nexavar (Bayer/Onyx), Sutent (Pfizer), Torisel (Wyeth), and Avastin (Roche/Genentech).1  These targeted drugs are gaining market uptake as front line and second line therapies; however, they have shown only limited extended survival benefit and may have side effects such as skin rash, diarrhea, and hypertension. Cytotoxic drugs usually target, in a non-specific way, all rapidly dividing cells including normal and healthy or non-cancerous cells such as those found in the blood, hair, and the lining of the gastrointestinal tract. Chemotherapy or cytotoxic drugs can damage these healthy cells leading to serious and debilitating side effects such as nausea, anemia, neutropenia, hair loss, fatigue, thrombocytopenia, neuropathic pain, nerve pain, infection and even treatment-related cancers.  Rexahn is developing ArchexinTM to establish a new standard of care in treating RCC and many other solid tumors. ArchexinTM has demonstrated potential for greater efficacy and safety, with minimal drug toxicity and side effects, and can be an important addition to current cancer treatments.

Competition for Serdaxin™ in Treating Depression

The market for branded antidepressant drugs is facing fierce generic competition and saturation of product reformulations. SSRI/SNRI drugs are the standard of care for treatment of depression. Leading brands include Effexor (Wyeth) and Lexapro (Forest/Lundbeck) with 2008 sales forecasts of $1.75 billion and $1.85 billion, respectively, for the 7 major markets (US, Japan, and the 5 EU major country markets).24 As generic antidepressants continue entering the market, the patent protected brands and new market entrants will need to be highly differentiated from established generic drugs.  Of the pipeline antidepressant drugs in clinical development, SerdaxinTM could face competition from the anticipated launch(es) for agomelatine starting in 2009 (EU) and 2010 (US). Novartis/Servier is commercializing agomelatine as an orally available once-daily treatment. It is a melatonergic antidepressant that has a response rate in clinical trials similar to SSRIs.  Another antidepression drug in clinical trials is Sanofi-Aventis’ Saredutant. Saredutant is a NK2 receptor antagonist and would be anticipated to launch in the US and EU in 2010.23 The most common side effects of SSRI antidepressant drug class include weight gain, dry mouth, insomnia, sexual dysfunction, diarrhea, nausea, and sleepiness. Despite its shortcomings, the SSRI class of drugs is the most widely used to treat depression.  However, we believe that Serdaxin™ may be a market leader and first in class antidepressant.  SerdaxinTM has extensive and well-established safety in humans, and may possess greater efficacy and better tolerability compared with existing antidepressants.

Competition for Zoraxel™ in Treating ED

The PDE-5 inhibitors are the standard of care in ED therapeutics.  The majority of ED drugs in the R&D pipeline work by a ‘me-too’ PDE-5 inhibitor mechanism of action, and are unlikely to establish a new standard of care.25 Dopamine agonists are in clinical trials for ED, but those drugs tend to have side effects of nausea and vomiting.

[23]	Cancer, 2007 (Datamonitor).
[24]	Depression, June 2007; MDD, March 2006 (Datamonitor).
[25]	Erectile Dysfunction, 2006 (Datamonitor).

Index

Beyond the PDE-5 inhibitors, there is currently no single class of ED drugs to dominate the pipeline.  There are niche and larger market opportunities for ZoraxelTM.  ZoraxelTM works in the CNS by potentially affecting all three phases of sexual activity, including sexual arousal and release. ZoraxelTM may be superior to PDE-5 inhibitors, offer clinical benefits over dopamine agonists, and provide a first in class ED drug that is well-tolerated with excellent safety.

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

In Phase II, the drug is administered to groups of patients (up to a total of 500) to determine its preliminary efficacy against the targeted disease and the requisite dose and dose intervals.  In a typical development program, additional animal toxicology studies precede this phase.  Some Phase I clinical studies may also proceed in parallel with some Phase II studies.

In Phase III, the drug is administered to a larger group of patients (usually 1,000 to 3,000 or more) by physicians (study site investigators) in a network of participating clinics and hospitals.  The extensive clinical testing is intended to confirm Phase II results and to document the nature and incidence of adverse reactions.  Studies also are performed in patients with concomitant diseases and medications.  While larger patient populations are evaluated in Phase III at multiple study sites, many clinical trial programs or registration studies could be conducted concurrently for the sake of time and efficiency.

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

Index

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for expanded labeling or treatment indications.   Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's effects.  Side effects resulting from the use of drug products may prevent or limit the further marketing of the products.

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

Sales and Marketing

Rexahn plans to commercialize unique and differentiated drugs that are first-in-class or market leaders, and establish new standards of care. We plan to develop cancer drugs for orphan indications initially, and then expand into more highly prevalent cancers. Currently, ArchexinTM has Orphan drug designation for five cancer indications. For drugs that require larger pivotal trials and/or large sales force, Rexahn seeks alliances and corporate partnerships with larger pharmaceutical firms. We also seek acquisition or in-licensing candidates to strengthen our product pipeline.

While Rexahn may build an in-house sales force for detailing specialty physician markets, the company would seek pharmaceutical or commercialization partners to market drug(s) to larger primary care physician audiences. There are inherent risks and advantages to establishing in-house sales force and commercial functions. The company would consider investment return metrics such as time to breakeven, internal rate of return, return on capital, etc.

Rexahn also could seek to expand from its clinical-stage capabilities into a fully integrated biopharmaceutical company by using the following business models, or combination thereof:  Fully-integrated pharma company (FIPCO) with its own sales force; Specialty sales force focused on niche markets, deployed in combination with contract sales force and/or co-promotion efforts with pharmaceutical partners; or Sales force with specific geographic rights or indications carved out. Strategic plans for pricing, branding, customer segmentation and targeting, product positioning, reimbursement strategies, channel strategies, sales force sizing; and logistics and supply chain planning, would be driven, in part, by business considerations as set forth above, capital requirements, and commercial opportunity and forecasts.

Index

Research and Development

Our research technologies are focused on our proprietary multi-target aimed ligands platform and nano-based drug delivery. For a discussion of collaboration arrangements pursuant to which we obtain research and development services from universities, research institutions and other organizations, see "Collaboration and License Agreements" in this Item.

For the year ending December 31, 2007, we spent $1,527,294 on research and development activities, which included payroll of $488,200, studies of $252,709, consulting of $251,637, and stock compensation of $534,748.  For the year ending December 31, 2006, we spent $3,325,423 on research and development activities, which included payroll of $684,689, studies of $2,053,303, consulting of $172,307, and stock compensation of $414,844.

Multi-Target Ligands Platform

Rexahn has developed a unique multi-target aimed ligands (MuTAL) platform. Because cancer is a complex disease caused by multiple factors as well as genetic modifications, cancer treatment involves a combination of drugs with different mechanisms of action, which compound degree and extent of toxicities.  Our approach is to control multiple targets important for cancer proliferation with a single agent. In doing so, Rexahn utilizes a proprietary, genomics-based integrated computational modeling system to discover potentially important biological protein targets that control multiple genes or signaling events involved in cancer.

Nanomedicine Delivery System

We are developing unique nanomedicine delivery systems that may increase the availability of a drug at the disease site, minimize adverse reactions, and/or provide longer duration of action of a drug in the body. Rexahn has been awarded grants from Maryland Industrial Partnerships (MIPS). We are currently testing multiple nanoliposomal- and nanopolymer-based delivery technologies, and collaborating with the Center for Nanomedicine of the University of Maryland to develop nano-medicines.

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

Intellectual Property

Proprietary protection for our drug candidates, processes and know-how is important to our business.  We plan to aggressively prosecute and defend our patents and proprietary technology.  Rexahn has several U.S. and international patents issued for broad IP coverage of our drug candidates in cancer, CNS, behavioral and mood disorders, neuroprotection and sexual dysfunction.  Additional U.S., Europe, and foreign patents are pending.  Our policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of our business.  We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

Index

In March 2005, we licensed-in CNS-related intellectual property from Revaax Pharmaceuticals, LLC.  The intellectual property rights acquired cover use of certain compounds for anxiety, depression, aggression, cognition, Attention Deficit Hyperactivity Disorder, neuroprotection and sexual dysfunction.  See "Collaboration and License Arrangements" in this Item for additional information.

Collaboration and License Arrangements

We have numerous collaborative research and development relationships with universities, research institutions and other organizations.  A description of some of these relationships is below:

UPM Pharmaceuticals, Inc. ("UPM").  On April 3, 2006, we entered into an agreement with UPM to develop product formulations for Serdaxin™ and Zoraxel™, respectively.

Korean Research Institute of Bioscience and Biotechnology ("KRIBB").  On April 1, 2006, we entered into a research agreement with KRIBB to evaluate anti-tumor activity, toxicology, pharmacokinetics and mechanisms of action for RX-5902.

Ewha Womans University ("Ewha").  On March 1, 2004, we entered into an agreement with Ewha to collaborate with and sponsor Ewha's research in the area of carbocyclic nucleoside, which relates to our anticancer drug discovery efforts.  Intellectual property made or developed in the course of this agreement is or will be owned by us.  In March 1, 2006, we entered into another research program with Ewha.

Amarex, LLC ("Amarex").  On January 6, 2006, we contracted with Amarex to conduct Phase II clinical studies of Archexin™.

Korea Research Institute of Chemical Technology ("KRICT").  On June 1, 2005, we entered into a joint research agreement with KRICT with respect to research regarding protein kinases in human cancer diseases.  The research term expired in early 2006.  Intellectual property made or developed under this agreement is jointly owned by us and KRICT.  On March 1, 2007, we entered into a research agreement with KRICT with respect to research regarding evaluation of plasma pharmacokinetics of RX-10100 in male Beagle dogs.  Inventions or discoveries made or developed under this agreement is solely owned by us.

The University of Maryland ("UMD").  On March 15, 2005, we entered into a Maryland Industrial Partnership agreement with the Biotechnology Institute of UMD to collaborate with and sponsor UMD's research in the area of ligand screening for novel anticancer therapeutics.  Intellectual property made or developed under this agreement is jointly owned by us and UMD.

Index

The University of Maryland Baltimore (“UMB”).  On February 1, 2007, we entered into a Maryland Industrial Partnership agreement with the UMB to collaborate with and sponsor the joint development of polymer-drug conjugates for cancer therapy, for the targeted delivery of cancer drugs.  Intellectual property made or developed under this agreement is jointly owned by us and UMB.

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

Formatech, Inc. ("Formatech").  On August 17, 2004 we entered into an agreement with Formatech to monitor and perform stability studies on our drug candidate, Archexin™.  On January 3, 2006 and March 29, 2006, we contracted with Formatech to perform experiments on Archexin™ dosage form and concentrations.

Employees

We currently have 15 full-time employees, all of whom are based at our Rockville, Maryland office.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe our relationships with our employees are satisfactory.

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

To date, we have generated no product revenues.  Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants.  Over the next 12 months we expect to spend approximately $1 million on clinical development for Phase II clinical trials of Archexin™.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next 12 months, including the clinical trials of Archexin™.  We plan to initiate Phase II clinical trials of Serdaxin™ and Zoraxel™ beginning in 2008 at an additional cost of up to approximately $1 million.

However, changes may occur that would consume our existing capital at a faster rate than projected, including but not limited to, the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including Phase I clinical trials for other new drug candidates, as well as other research and development projects, which together with the current operating plan for the next year, could aggregate up to $6 million through the first quarter of 2009.

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

We have generated no revenues to date from product sales.  Our accumulated deficit as of December 31, 2007 and 2006 was $24,994,331 and $20,690,326, respectively.  For the years ended December 31, 2007 and 2006, we had net losses of $4,304,005 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

To date, our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology, drug candidate research and development and undertaking, through third parties, pre-clinical trials and clinical trials of our principal drug candidates.  These operations provide a limited basis for assessment of our ability to commercialize drug candidates.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates.

We will need FDA approval to commercialize our drug candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions.  In order to obtain FDA approval of our drug candidates, we must submit to the FDA a New Drug Application ("NDA") demonstrating that the drug candidate is safe for humans and effective for its intended use.  This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials.  Satisfaction of the FDA's regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing.  We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses.  Two of our drug candidates, Archexin™ and RX-0047, are ASO compounds.  To date, the FDA has not approved any NDAs for any ASO compounds.  In addition, each of Archexin™, RX-0201-nano and RX-0047-nano is of a drug class (Akt inhibitor, in the case of Archexin™ and RX-0201-nano, and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date, nor have we submitted such NDA.  After the clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

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

Our drug candidates are in an early stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design.  In 2007, Archexin™, an oncology drug candidate, entered Phase II clinical trials. We plan to initiate Phase II clinical trials of Serdaxin™ and Zoraxel™, neuroscience and sexual dysfunction drug candidates, beginning in 2008.

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials and toxicology studies.  This business practice is typical for the pharmaceutical industry and companies like us.  For example, the Phase I clinical trials of Archexin™ were conducted at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center and the University of Alabama at Birmingham, with the assistance of Amarex, LLC, a pharmaceutical clinical research service provider who is responsible for creating the reports that will be submitted to the FDA.  We also relied on TherImmune Research Corporation (now named Bridge Global Pharmaceutical Services, Inc.), a discovery and pre-clinical service provider, to summarize Archexin™ 's pre-clinical data.  While we make every effort internally to oversee their work, these collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs.  These investigators may not assign priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves.  If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed.  The risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control.  A delay in any of these programs may not necessarily have a direct impact on our daily operations.  However, to the extent that a delay results in additional cost to us, a higher than expected expense may result. These collaborators may also have relationships with other commercial entities, some of whom may compete with us.  If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

Index

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, such as Keryx Biopharmaceuticals, Genta Incorporated and Imclone Systems Incorporated, as well as academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as more experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

Large pharmaceutical companies such as Bristol-Myers Squibb, Eli-Lilly, Novartis and Glaxo-SmithKline currently sell both generic and proprietary compounds for the treatment of cancer.  In addition, companies pursuing different but related fields represent substantial competition.  Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do.  These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

Index

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  We have filed U.S. and PCT patent applications for anti-Akt compounds, including Archexin™ and anti-HIF compounds, including RX-0047.  In November 2006, we were granted a U.S. patent for our anti-Akt compounds, including Archexin™.  The patent covers the nucleotide sequences of the anti-sense compounds that target and inhibit the expression of Akt in human tissues or cells.  The patent also covers the method of using the compounds to induce cytotoxicity in cancer cells.  We have also filed three U.S. provisional patent applications for new anti-cancer quinazoline compounds, new anti-cancer nucleoside products and a drug target, cenexin, a polo-box binding protein.  In December 2004, we also filed two Korean patent applications for new anti-cancer piperazine compounds.  Through our licensing agreement with Revaax, we hold exclusive rights to five patents and 14 patent applications, with respect to certain chemical structures related to antibiotics, but without antibiotic efficacy.  However, we cannot predict:

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

Index

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

Our license agreement with Revaax is subject to termination by Revaax if we materially breach our obligations under the agreement, including breaches with respect to certain installment payments and royalty payments, if such breaches are not cured within a 60-day period.  The agreement also provides that it may be terminated if we become involved in a bankruptcy, insolvency or similar proceeding.  If this license agreement is terminated, we will lose all of our rights to develop and commercialize the licensed compounds, including Serdaxin™ and Zoraxel™, which would significantly harm our business and future prospects.

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

Index

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments.  Our accumulated deficit as of December 31, 2007 and 2006 was $24,994,331 and $20,690,326, respectively.  For the years ended December 31, 2007 and 2006, we had net losses of $4,304,005 and $6,486,003, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

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

Index

Some or all of the "restricted" shares of our common stock issued in the merger of CPRD and Rexahn, Corp or held by other stockholders may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock.  In general, an affiliated person who has held restricted shares for a period of six months may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1 percent of the outstanding shares (approximately 550,000 shares) during a three-month period.  Non-affiliates may sell restricted securities after six months without any limits on volume.

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

These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  Currently, there are approximately 600 holders of record of our common stock.

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

Item 2.  Description of Property.

We lease approximately 8,030 square feet of laboratory and office space at 9620 Medical Center Drive, Rockville, Maryland, 20850.  The facility is equipped with the requisite laboratory services required to conduct our business and we believe that our existing facilities are adequate to meet our needs for the foreseeable future.  Our lease expires on June 30, 2009.  We do not own any real property.

Index

Item 3.  Legal Proceedings.
We are not subject to any pending legal proceedings, nor are we aware of any threatened claim against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Index

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

As of March 28, 2008, we are authorized to issue two classes of capital stock, which are common stock and preferred stock.  Our total authorized shares of common stock and preferred stock are 500,000,000 shares, par value $0.0001 per share, and 100,000,000 shares, par value $0.0001, respectively.  As of March 28, 2008, we have 55,935,649 shares of common stock outstanding and approximately 600 stockholders of record of common stock.  As of March 28, 2008, no shares of preferred stock are outstanding.

Our common stock is traded on the Over the Counter Bulletin Board (the "OTC-BB") under the ticker symbol "RXHN."  Prior to May 13, 2005, the Company common stock was traded on the OTC-BB under the ticker symbol "CPRD" since November 2004.  The quarterly reported high and low bid and asked prices for our common stock are shown below for the eight fiscal quarters ended December 31, 2007.  The prices presented are bid and ask prices, which reflect inter-dealer prices and do not include retail mark-ups and mark-downs or any commission.  The prices may not necessarily reflect actual transactions.

Period	High	Low
2006
First Quarter	$2.50	$1.11
Second Quarter	$2.00	$1.15
Third Quarter	$5.00	$1.50
Fourth Quarter	$3.05	$1.01
2007
First Quarter	$1.85	$1.10
Second Quarter	$2.52	$1.25
Third Quarter	$2.20	$1.01
Fourth Quarter	$2.45	$1.05

In January of 2008, we applied for listing on the American Stock Exchange.  On March 7, 2008, we received an acknowledgement from the American Stock Exchange that our application was received.  There is no guarantee that our application for listing on the American Stock Exchange will be approved.

Dividends

We have not paid any cash dividends on common stock and do not expect to do so in the foreseeable future.  We anticipate that any earnings generated from future operations will be used to finance our operations.  No restrictions exist upon our ability to pay dividends.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2007.

Index

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	6,045,795	$0.97	10,954,205
Equity compensation plans not approved by stockholders	──	──	──
Total	6,045,795	$0.97	10,954,205

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

Index

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

Stock-Based Compensation

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.  See Note 7 to the Financial Statements in Item 7 of this Annual Report for further details.

Recently Issued Accounting Standards

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

Index

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal year end December 31, 2007. Adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b - Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe that adoption of this statement would have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In June 2007, the EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (EITF 07-03). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company is currently evaluating the potential impact from adopting EITF 07-03 on the financial position or results of operations.

Index

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141R is not currently expected to have a material effect of the Company's Financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Results of Operations

Comparison of the Year Ended December 31, 2007 and the Year Ended December 31, 2006

Total Revenues

During 2003 we entered into a collaborative research agreement with Rexgene Biotech Co., Ltd.  ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist us with the research, development and clinical trials necessary for registration of our Archexin™ drug candidate in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import Archexin™ in Asia.  A one-time contribution to the joint development and research of Archexin™ of $1,500,000 was paid to us in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of this agreement which terminates at the later of 20 years or the term of the patent on the licensed product.  We use 20 years as the basis for revenue recognition and accordingly $75,000 was included in revenues in each fiscal year beginning with 2003 and the remaining $1,125,000 is reflected as deferred revenue on the balance sheet as of December 31, 2007.  We adopted SAB No. 104, "Revenue Recognition - Nonrefundable Upfront Fees" with respect to the accounting for this transaction.  These fees are to be used in the cooperative funding of the costs of development of Archexin™.

Index

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses decreased $323,341, or 10.6%, from $3,051,493 in fiscal 2006 to $2,728,152 in fiscal 2007.  The decrease was due primarily to a decrease in professional fees and expenses.  Lower general and administrative expenses during fiscal 2007 were also attributable to lower stock compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $1,798,129, or 54.1%, from $3,325,423 in fiscal 2006 to $1,527,294 in fiscal 2007.  The decrease was due primarily to the fact that we paid a $1.8 million fee for drug manufacturing in 2006.  We expect that research and development expenses will increase as our other drug candidates move into the clinical trials phases of development.

Patent Fees
Our patent fees decreased $104,561, or 35.9%, from $291,174 in fiscal 2006 to $186,613 in fiscal 2007.  The decrease was primarily due to the fact that we filed fewer new patent applications in 2007 as compared to 2006.

Depreciation and Amortization

Depreciation expense decreased $59,440, or 47.7%, from $124,510 in fiscal 2006 to $65,070 in fiscal 2007.  The decrease was due primarily to fewer unamortized balances in 2007 when compared to 2006.

Interest Expense

Our interest expense decreased $99,651, or 100%, from $99,651 in fiscal 2006 to $0 in fiscal 2007.  The decrease was due primarily to conversion of $3,850,000 principal amount of the Company's convertible notes into common stock in May 2006.

Interest Income

In fiscal 2007, we recorded $128,124 of interest income from the investment of our cash and cash equivalents and other short-term investments, compared to $331,248 recorded in fiscal 2006.  The decrease of $203,124, or 61.3%, was primarily due to lower cash and cash equivalent balances and lower interest rates during fiscal 2007.

Index

Research and Development Projects

Research and development expenses are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three clinical stage lead drug candidates, Archexin™, Serdaxin™ and Zoraxel™ and pre-clinical stage nano drug candidates, RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs.  We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage by each program.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin™, Serdaxin™ and Zoraxel™, is uncertain, and because RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin™, our leading drug candidate.  The costs incurred for the clinical trial was approximately $1,500,000.

The Phase I clinical trial of Archexin™, which took place at Georgetown University's Lombardi Cancer Center beginning in September 2004 and at the University of Alabama at Birmingham beginning in August 2005, was primarily to determine the safety and tolerability of the drug in patients with advanced cancer.  As the main purpose of the clinical trial was to establish the safety of Archexin ™, the parameters that determined the completion of this project were a direct function of the safety profile of this compound in humans.  As this was the first time that Archexin™ had been administered to humans, the safety profile in humans was unknown and, therefore, the number of doses required to determine the dosage at which the FDA safety endpoints would be met was estimated.

As the main purpose of the clinical trial was to establish the safety of Archexin™, the parameters that determined the completion of this project were a direct function of the safety profile of this compound in humans.  As this was the first time that Archexin™ had been administered to humans, the safety profile in humans was unknown and therefore, the number of doses required to determine the dosage at which the FDA safety endpoints would be met was estimated.

The Phase II clinical trial of Archexin™ began in the third quarter of 2007 in patients with advanced renal cell carcinoma who have failed previous treatments.  The trial is the first of multiple trials planned for Archexin™.  We estimate that the Phase II trials will be completed in 2009 and will require approximately $5,000,000.  In January 2005, we received "orphan drug designation" from the FDA for Archexin™ for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer.  The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people.  Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States.  In the future, we plan to apply Archexin™ to the treatment of other orphan indications and other cancers.

Index

Serdaxin™

SerdaxinTM is being developed to treat depression and mood disorders, and has proven and well-established safety in humans.  Through December 31, 2007, the costs incurred for development of these compounds to date have been approximately $400,000.  Serdaxin™ is scheduled to enter Phase II trials in the second half of 2008. We currently estimate that these studies will require $3,000,000.

Zoraxel™

ZoraxelTM is a CNS-based sexual dysfunction drug that has extensive and excellent safety in humans. Through December 31, 2007, the costs incurred for development of these compounds to date have been approximately $500,000. Zoraxel™ is scheduled to enter Phase II trials in the first half of 2008. We currently estimate that these studies will require approximately $4,000,000.

Pre-clinical Pipeline

RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA.  Through December 31, 2007, the costs incurred for development of these compounds to date have been approximately $1,000,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound for a total of $4,500,000.  These compounds may be entered into these Phase I clinical trials in 2009.

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

Liquidity and Capital Resources

Cash used in operating activities was $3,394,839 in fiscal 2007 compared to $5,843,198 in fiscal 2006.  Fiscal 2007 operating cash flows reflect our loss from continuing operations of $4,304,005, offset by net non-cash charges of $1,111,716 and a net decrease in cash components of working capital of $202,550.  Non-cash charges consist of depreciation and amortization of $65,070, stock option compensation expense of $1,121,646 and amortization of deferred revenue of $75,000.  The decrease in working capital primarily consists of a $31,469 increase in accounts payable and accrued expenses and an increase of $234,019 to prepaid and other assets.  Fiscal 2006 operating cash flows reflect our loss from continuing operations of $6,486,003, offset by net non-cash charges of $1,083,466 and a net decrease in cash components of working capital of $440,661.  Non-cash charges consisted of depreciation and amortization of $124,510, stock option compensation expense of $1,033,956 and amortization of deferred revenue of $75,000.  The decrease in working capital primarily consists of a $12,249 decrease in accounts payable and accrued expenses and an increase of $428,412 to prepaid and other assets.

Index

No cash was used in investing activities in fiscal 2007.  Cash used in investing activities of $52,952 in fiscal 2006 consisted of capital expenditures for the purchase of equipment.

Cash used in financing activities of $6,720,350 in fiscal 2007 consists of proceeds from the issuance of common stock for cash of $6,800,023 offset by share issuance costs of $139,674 and upon the exercise of stock options of $60,000.  Cash used in financing activities of $186,415 in fiscal 2006 consists of principal payments on long-term debt of $172,813 and the purchase of treasury stock in the amount of $28,410, offset by proceeds of $14,808 from the issuance of common stock upon the exercise of stock options.

For the years ended December 31, 2007 and 2006, we experienced net losses of $4,304,005 and $6,486,003, respectively.  Our accumulated deficit as of December 31, 2007 and 2006 was $24,994,331 and $20,690,326, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During fiscal 2007, we had a net increase in cash and cash equivalents of $3,325,511.  This increase primarily resulted from the cash provided by financing activities of $6,720,350, offset by cash used in operating activities of $3,394,839.

On December, 24, 2007 we received approximately $6,800,000 in net proceeds upon closing of the sales of our securities. Such sales consisted of the following: (1) sale to KT&G Corporation of 2,142,858 shares of our common stock and a warrant to purchase 428,572 shares of our common stock for total consideration of $3,000,000; (2) sale to Rexgene Biotech Co., Ltd. of 714,286 shares of our common stock and a warrant to purchase 142,857 shares of our common stock for total consideration of $1,000,000; (3) sale to Jungwoo Family Co., Ltd. of 142,857 shares of our common stock and a warrant to acquire up to 28,571 shares of our common stock for aggregate cash consideration of $200,000; (4) sale to Kumho Investment Bank of 357,143 shares of our common stock and a warrant to acquire up to 71,429 shares of our common stock for aggregate cash consideration of $500,000; and (5) sale to 26 individual Korean investors of a total of 1,500,015 shares of our common stock and a warrant to acquire up to 300,003 shares of our common stock for aggregate cash consideration of $2,100,000.

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

Contractual Obligations

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006.  The total estimated cost of the program is $223,126, based on the fees, enrollment and completion of 20 patients.  The clinical trial has been completed, but Georgetown University has not yet billed the Company for the services.  We expect to make a payment under the agreement in 2008.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004.  The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent.  Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Index

Minimum future rental payments under this lease are as follows:

For the years ended December 31
2008	$222,655
2009	112,973
$335,628

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for Archexin™.  In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an up front payment of $149,061 due upon signing.  We paid $540,346 towards the cost of the study as of December 31, 2007. In 2007, we added additional services to the Phase II clinical studies.   The costs of these services totals $106,220, of which $87,603 was paid in 2007.

On October 2, 2003, we contracted with Amarex to conduct Phase I clinical studies for Archexin™ (then RX-0201).  Of the $239,337 to be paid under this contract, $194,461 was paid as of December 31, 2007.  The balance will be paid when the final report is accepted, which is expected to be in 2008.  Since 2003, additional services were added to the study .  These services were contracted for $193,331, of which $186,619 was paid in 2007.  The balance will be paid in 2008.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop several release formulations for Serdaxin™ and Zoraxel™.  In accordance with the agreement, the estimated contract duration was seven months for an estimated cost of $433,925, of which $112,937 was paid as of December 31, 2007.  The service costs were payable based upon a payment schedule related to certain milestones.  During 2007, additional services were added to the project.  The cost of the additional services is $42,050, of which $27,450 was paid as of December 31, 2007.

On February 1, 2007, we entered into research agreement with University of Maryland Baltimore Biotechnology Institute to identify new JNK inhibitors using their NMR technology.  The total amount to be paid under this contract is $17,000, of which $10,000 was paid in 2007.  The balance will be paid in 2008.

On May 18, 2007, we contracted with Lab Connect to provide sample management and central laboratory services for Phase II clinical studies for Archexin™ clinical trials.  The total contract amount is estimated to be $197,220, of which $54,444 was paid in 2007.  The balance will be paid as services are performed over the next 32 months.

On June 13, 2007, we contracted with Formatech to test the stability of Archexin™ package.  The total amount to be paid for this contract was $17,000, of which $10,000 was paid in 2007, and the balance will be paid when the final report is submitted, which is expected to be in three years.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of Archexin™, Serdaxin™ and Zoraxel™.  Over the next 12 months we expect to spend a minimum of approximately $1 million on clinical development for Phase II clinical trials of Archexin™ (including our commitments described under "Contractual Commitments" of this Item 6), $3 million on general corporate expenses, and approximately $223,000 on facilities rent.  We plan to initiate Phase II clinical trials of Serdaxin™ and Zoraxel™ beginning in 2008 at an additional cost of up to approximately $1 million for the next 12 months.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $6 million through the first quarter of 2009.

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
Rockville, Maryland

We have audited the accompanying balance sheets of Rexahn Pharmaceuticals, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and the cumulative period from inception (March 19, 2001) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the cumulative period from inception (March 19, 2001) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP
New York, New York
March 24, 2008

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$7,359,571	$4,034,060
Prepaid expenses and other	717,205	483,186
Total Current Assets	8,076,776	4,517,246
Equipment, Net (note 3)	102,951	149,993
Intangible Assets, Net (note 4)	303,943	321,971
Total Assets	$8,483,670	$4,989,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$606,832	$575,363
Total Current Liabilities	606,832	575,363
Deferred Revenue (note 5)	1,125,000	1,200,000

Total Liabilities	1,731,832	1,775,363
Commitment and Contingencies (note 9)
Stockholders' Equity (note 6):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 55,306,996 (2006 – 50,322,337) issued and 55,292,791 (2006 – 50,308,132) outstanding	5,530	5,032
Additional paid-in capital	31,769,049	23,927,551
Accumulated deficit during the development stage	(24,994,331)	(20,690,326)
Treasury stock, 14,205 (2006 – 14,205) shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	6,751,838	3,213,847

Total Liabilities and Stockholders' Equity	$8,483,670	$4,989,210

See the notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Operations

	Years Ended December 31,		Cumulative from March 19, 2001 (Inception) to December 31,2007
	2007	2006
Revenue:
Research	$75,000	$75,000	$375,000

Expenses:
General and administrative	2,728,152	3,051,493	12,338,734
Research and development	1,527,294	3,325,423	10,802,337
Patent fees	186,613	291,174	705,473
Depreciation and amortization	65,070	124,510	447,461

Total Expenses	4,507,129	6,792,600	24,294,005

Loss from Operations	(4,432,129)	(6,717,600)	(23,919,005)

Other (Income) Expense
Interest income	(128,124)	(331,248)	(850,821)
Interest expense	-	99,651	301,147
Beneficial conversion feature	-	-	1,625,000
	(128,124)	(231,597)	1,075,326
Net Loss	$(4,304,005)	$(6,486,003)	$(24,994,331)

Net loss per share, basic and diluted	$(0.09)	$(0.13)

Weighted average number of shares outstanding basic and diluted	50,332,642	48,865,988

See the notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
Period from March 19, 2001 (Inception) to December 31, 2007

				Accumulated
				Deficit			Total
	Common Stock		Additional	During the	Treasury Stock		Amount
	Number of shares	Amount	Paid in Capital	Development Stage	No. of Shares	Amount	Equity (Deficit)
Opening balance, March 19, 2001	-	$-	$-	$-	-	$-	$-
Common shares issued	7,126,666	71,266	4,448,702	-	-	-	4,519,968
Net loss	-	-	-	(625,109)	-	-	(625,109)
Balance, December 31, 2001	7,126,666	71,266	4,448,702	(625,109)	-	-	3,894,859
Net loss	-	-	-	(1,181,157)	-	-	(1,181,157)
Balance, December 31, 2002	7,126,666	71,266	4,448,702	(1,806,266)	-	-	2,713,702
Common shares issued	500,000	5,000	1,995,000	-	-	-	2,000,000
Stock option compensation	-	-	538,074	-	-	-	538,074
Net loss	-		-	(2,775,075)	-	-	(2,775,075)
Balance, December 31, 2003	7,626,666	76,266	6,981,776	(4,581,341)	-	-	2,476,701
Common shares issued	1,500	15	1,785	-	-	-	1,800
Stock option compensation	-	-	230,770	-	-	-	30,770
Net loss	-	-	-	(3,273,442)	-	-	(3,273,442)
Balance, December 31, 2004	7,628,166	76,281	7,214,331	(7,854,783)	-	-	(564,171)
Stock split (5 for 1)	30,512,664	(72,467)	72,467	-	-	-	-
Common shares issued in connection with merger	3,397,802	340	(340)	-	-	-	-
Common stock issued for cash	4,175,000	417	8,349,565	-	-	-	8,349,982
Common shares issued on conversion of convertible debt	650,000	65	1,299,935	-	-	-	1,300,000

See the notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
Period from March 19, 2001 (Inception) to December 31, 2007

				Accumulated
				Deficit			Total
	Common Stock		Additional	During the	Treasury Stock		Amount
	Number of shares	Amount	Paid in Capital	Development Stage	No. of Shares	Amount	Equity (Deficit)
Exercise of stock options	40,000	4	9,596	-	-	-	$9,600
Common shares issued in exchange for services	7,000	1	21,876	-	-	-	21,877
Beneficial conversion feature	-	-	1,625,000	-	-	-	1,625,000
Stock option compensation	-	-	436,748	-	-	-	436,748
Net loss	-	-	-	(6,349,540)	-	-	(6,349,540)
Balance, December 31, 2005	46,410,632	4,641	19,029,178	(14,204,323)	-	-	4,829,496
Exercise of stock options	61,705	6	14,802	-	-	-	14,808
Common shares issued on conversion of convertible debt	3,850,000	385	3,849,615	-	-	-	3,850,000
Purchase of treasury stock	-	-	-	-	14,205	(28,410)	(28,410)
Stock option compensation	-	-	1,033,956	-	-	-	1,033,956
Net loss	-	-	-	(6,486,003)	-	-	(6,486,003)
Balance, December 31, 2006	50,322,337	$5,032	$23,927,551	$(20,690,326)	14,205	$(28,410)	$3,213,847
Common stock issued for cash, net of costs	4,857,159	486	6,659,864	-			6,660,350
Exercise of stock options	127,500	12	59,988	-			60,000
Stock option compensation	-	-	1,121,646	-			1,121,646
Net loss	-	-		(4,304,005)			(4,304,005)
Balance, December 31, 2007	55,306,696	$5,530	$31,769,049	$(24,994,331)	14,205	$(28,410)	$6,751,838

See the notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended December 31,		Cumulative from March 19, 2001 (Inception) to December 31, 2007
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(4,304,005)	$(6,486,003)	$(24,994,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	65,070	124,510	447,842
Stock option compensation expense	1,121,646	1,033,956	3,372,150
Amortization of deferred revenue	(75,000)	(75,000)	(375,000)
Changes in assets and liabilities:
Prepaid expenses and other	(234,019)	(428,412)	(717,205)
Accounts payable and accrued expenses	31,469	(12,249)	606,832
Net Cash Used in Operating Activities	(3,394,839)	(5,843,198)	(20,012,835)

Cash Flows from Investing Activities:
Purchase of equipment	-	(52,952)	(498,520)
Net Cash Used in Investing Activities	-	(52,952)	(498,520)
Cash Flows from Financing Activities:
Issuance of common stock	6,720,350	14,808	21,605,552
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Payment of licensing fees	-	(172,813)	(356,216)
Principal payments on long-term debt	-	(28,410)	(28,410)
Net Cash Provided by (Used in) Financing Activities	6,720,350	(186,415)	27,870,926
Net Increase (Decrease) in Cash and Cash Equivalents	3,325,511	(6,082,565)	7,359,571
Cash and Cash Equivalents - beginning of period	4,034,060	(10,116,625)	-
Cash and Cash Equivalents - end of period	$7,359,571	$4,034,060	$7,359,571
Supplemental Cash Flow Information
Interest paid	$8,235	$280,535	$301,147
Non-cash financing and investing activities:
Issuance of warrants	$1,194,283	$-	$1,194,283

See the notes accompanying the financial statements

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

1.	Operations and Organization

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

Cash and cash equivalents include cash on hand and short-term investments purchased with remaining maturities of three months or less at acquisition.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

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

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, prepaid expenses and other current assets and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

g)	Net Loss Per Common Share:

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

For purpose of computing diluted earnings per share, 3,283,800 common share equivalents for the year ended, December 31, 2007 and 2,788,230 common share equivalents for the year ended, December 31, 2006, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive as a result of the net loss applicable to these periods.

h)	Stock-Based Compensation

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.  See footnote 7 for further details.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

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

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration.  The Company does not have significant off-balance sheet risk or credit concentration.  The Company maintains cash and short-term investments with major financial institutions.  From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits ("FDIC") of $100,000.  Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known. At December 31, 2007 the Company had a cash balance of $7,259,571 in excess of FDIC limits.

k)	Recent Accounting Pronouncements Affecting the Company:

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal year end December 31, 2007. Adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In December 2007, the FASB released a  FASB Staff Position (FSP FAS 157-b - Effective Date of FASB Statement No. 157) which, delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe that adoption of this statement would have a material impact on our financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In June 2007, the EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (EITF 07-03). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company is currently evaluating the potential impact from adopting EITF 07-03 on the financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

3.	Equipment, Net

	December 31,	December 31,
	2007	2006

Furniture and fixtures	$31,713	$31,713
Office equipment	43,648	43,648
Lab and computer equipment	423,159	423,159

	498,520	498,520
Less: Accumulated depreciation	395,569	348,527

Net carrying amount	$102,951	$149,993

Depreciation expense was $47,042 and $106,591 for the years ended December 31, 2007 and 2006, respectively.

4.	Intangible Asset

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straightline basis over an estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%.  During 2006 the outstanding balance was paid.  Amortization expense was $18,028 and $17,919 for the years ended December 31, 2007 and 2006, respectively. Management does not believe that there is an impairment of intangible assets at December 31, 2007.

The following table sets forth the intangible asset:

Revaax License, original cost	$356,216
Less: Accumulated Amortization	$(52,273)
Balance - December 31, 2007	$303,943

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Amortization over the next five (5) years is as follows:

2008	$17,811
2009	17,811
2010	17,811
2011	17,811
2012	17,811
Thereafter	214,888
$303,943

5.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $75,000 was included in revenues for the years ended December 31, 2007 and 2006.  The remaining $1,125,000 at December 31, 2007 (2006-$1,200,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until 2009.

6.	Stockholders’ Equity Transactions

The following transactions occurred during fiscal years 2001 through December 31, 2007:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company's founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

iv)	These share purchases were negotiated by the parties at various dates prior to the August 10, 2001 share issuance date.

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

i)
Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn's common stock was adjusted to reflect the par value of Corporate Road Show. Com Inc. (“CRS”) common stock.  In the acquisition merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. For purposes of the Statement of Stockholders' Equity, the five-for-one stock split is reflected as a one-line adjustment.  All shares and earnings per share information has been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for services.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

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

w)
On December 18, 2007, the Company issued 4,857,159 units in a private placement at a price $1.40 per share for total gross proceeds of $6,800,023.  Investors also were issued one warrant for every five shares purchased.  One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing of the private placement.  The warrants have been valued at $1,103,164.  Private placement closing costs of $139,674, included warrants issued, valued at $91,199, were recorded as a reduction of the issuance proceeds.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 105%, a risk-free interest rate of 3.09% - 3.2%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

x)	On December 27, 2007 an option holder exercised options to purchase shares of the Company's common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

7.	Stock-Based Compensation

On August 5, 2003, the Company established a stock option plan (the “Plan”).  Under the Plan, the Company grants stock options to key employees, directors and consultants of the Company.  For all grants prior to September 12, 2005 and grants to employees of the Company after September 12, 2005, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary and the remaining 40% on the third anniversary.  Options expire between 5 and 10 years from the date of grant.

For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and at December 31, 2007, 10,670,000 options were available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

Effective January 1, 2006, the plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB

The Company's results of operations for the years ended December 31, 2007 and 2006 include share-based employee compensation expense totaling $596,097 and $656,169, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense in 2007 is the estimated fair value of options granted which are recognized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

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

Stock compensation expense related to non-employee options was $525,549 for the year ended December 31, 2007, respectively, and $377,787 for the year ended December 31, 2006.

Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Total stock-based compensation recognized by the Company in the years ended December 31, 2007 and 2006, and the period from inception (March 19, 2001) to December 31, 2007, all of which relates to stock options and warrants, is as follows:

			Inception
	Years ended December 31,		(March 19, 2001) to
	2007	2006	December 31, 2007
Income statement line item:
General and administrative:
Payroll	$408,731	$517,427	$1,096,728
Consulting and other professional fees	178,167	164,413	597,102
Research and development:
Payroll	187,366	138,742	484,370
Consulting and other professional fees	347,382	213,374	1,183,014
Total	$1,121,646	$1,033,956	$3,361,214

There were 525,000 stock options granted during the year ended December 31, 2007 with a face value of $2,335,325. A total of 1,165,000 stock options were granted in the same period last year. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007, the Company took into consideration guidance under SFAS No. 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 107.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

The assumptions made in calculating the fair values of options are as follows:

	Years Ended
	December 31,
	2007	2006

Black-Scholes Weighted Average Assumptions:
Expected dividend yield	0	0
Expected volatility	100 - 105%	100%
Risk free interest rate	2.76 - 4.99%	4.70 - 5.00%
Expected term (in years)	0.05 - 5 years	1 - 5 years

The following table summarizes the employee and non-employee share-based transactions:

	Years Ended
	December 31,
	2007		2006
		Weighted Avg.		Weighted Avg.
	Number	Exercise	Number	Exercise
	of Options	Prices	of Options	Prices
Outstanding at January 1	6,123,295	$0.94	5,770,000	$0.84
Granted	525,000	1.48	1,165,000	1.31
Exercised	(127,500)	0.47	(61,705)	0.24
Cancelled	(475,000)	1.29	(750,000)	0.80

Outstanding at December 31	6,045,795	$0.97	6,123,295	$0.94

The following table summarizes information about stock options outstanding as of December 31, 2007 and 2006:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Avg. Exercise	Contractual	Intrinsic
	Options	Prices	Term	Value
Outstanding at December 31, 2007	6,045,795	$0.97	6.9 years	$8,029,932
Exercisable at December 31, 2007	3,877,795	$0.87	6.7 years	$5,521,496

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Avg. Exercise	Contractual	Intrinsic
	Options	Prices	Term	Value
Outstanding at December 31, 2006	6,123,295	$0.94	8 years	$8,472,670
Exercisable at December 31, 2006	3,035,628	$0.85	7.6 years	$4,569,743

As of December 31, 2007 and 2006, there was $1,410,269 and $2,242,525 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.2 years and 1.8 years, respectively.

8.	Income Taxes

No provision for Federal or state income taxes was required for the years ended December 31, 2007 or 2006, due to the Company’s operating losses.  At December 31, 2007 and 2006, the Company has unused net operating loss carry-forwards of approximately $ 24,994,000 and $20,838,000 which expire at various dates through 2027.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of December 31, 2007 and 2006, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	2007	2006
Net operating loss carry-forwards	$9,554,013	$7,918,491
Valuation allowance	(9,554,013)	$(7,918,491)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. federal and New York state jurisdictions. Tax years for fiscal 2004 through 2006 are open and potentially subject to examination by the federal and New York state taxing authorities.

9.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an up-front payment and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2007, the total value of these agreements was approximately $1,972,000 and the Company had made payments totaling $1,353,000 under the terms of the agreements as at December 31, 2007.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements
Years Ended December 31, 2007 and 2006

b)
The Company and two of its key executives entered into employment agreements. One of the two agreements was renewed on September 12, 2007 and results in an annual commitment of $160,000 and expires September 12, 2009. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

c)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of December 31, 2007 are as follows:

2008	$222,655
2009	112,973
$335,628

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

e)
On March 5, 2007, the Company entered into an agreement with Rx Communications Group LLC (“Rx”) for Rx to provide investor relations services to the Company. Under this agreement, the Company agreed to pay Rx a monthly fixed retainer amount of $10,000 commencing March 1, 2007.  In accordance with the agreement, the contract may be terminated by either party upon thirty (30) days prior written notice to the other party.  On November 1, 2007, the Company entered into an amendment of the agreement with Rx to provide investor relations services.  Under the amended agreement, the company agreed to pay Rx compensation for services at hourly rates commencing November 1, 2007.  In accordance with the agreement, the contract may be terminated by either party upon thirty (30) days prior written notice to the other party.

f)
On May 30, 2007, the Company engaged Rodman and Renshaw, LLC (“Rodman”) to serve as the placement agent in connection with the proposed offer and placement of securities of the Company. Pursuant to the agreement, the Company shall pay Rodman a cash placement fee equal to 7% of the aggregate proposed offering.

10.	Subsequent Events

a)	During January 2008, 50,000 stock options were cancelled due to termination of employment of an employee.

Index

b)	On March 20, 2008, we entered into the following Securities Purchase Agreements:

•
An agreement with Jungwoo Family Co., Ltd. whereby we agreed to issue to Jungwoo 285,715 shares of our common stock and a warrant to purchase 57,143 shares of our common stock for total consideration of $400,000.

•
An agreement with Super Bio Co. Ltd. whereby we agreed to issue to Super Bio 357,143 shares of our common stock and a warrant to purchase 71,429 shares of our common stock for total consideration of $500,000.

After payment of certain expenses, we expect to receive approximately $900,000 in net proceeds upon closing of the above-described sales of our securities.  We intend to use the proceeds of the sales for general corporate purposes.

Index

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Item 8B.  Other Information

None.

Index

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information to be provided under the caption “Election of Directors,” to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 9, is hereby incorporated by reference in this Item 9; and the information to be provided under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” to be contained in the Definitive Proxy Statement and required to be disclosed pursuant to Section 16(a) of the Exchange Act, is also hereby incorporated by reference in this Item 9.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Rexahn’s Code of Ethics is posted on its website, which is located at www.rexahn.com.

We intend to satisfy any disclosure requirement regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above.

Item 10.  Executive Compensation

The information to be provided under the caption “Executive Compensation and Other Matters”, to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 10, is hereby incorporated by reference in this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be provided under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Security Holders”, each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 11, is hereby incorporated by reference in this Item 11.

Item 12.  Certain Relationships and Related Transactions; and Director Independence

Related Transactions

The information to be provided under the caption “Certain Relationships and Related Transactions,” to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 12, is hereby incorporated by reference in this Item 12.

Index

Item 13.  Exhibits

Exhibit Number	Exhibit Description
3.1.
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.

3.2.	Amended and Restated Bylaws, filed as Appendix H to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.
4.1.
Specimen Certificate for the Company's Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.1.
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.2.
Form of Stock Option Grant Agreement for Employees, filed as Exhibit 4.5.1 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.3.
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.2.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and C. H. Ahn, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

*10.3.
Employment Agreement, effective September 12, 2007, by and between Rexahn Pharmaceuticals, Inc. and T. H. Jeong, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on October 9, 2007 is incorporated herein by reference.

10.4.
Research Collaboration Agreement dated February 6, 2003 by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd., filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, is incorporated herein by reference.

10.5.
Revaax License Agreement, dated February 8, 2005, by and between Rexahn Pharmaceuticals, Inc. and Revaax Pharmaceuticals LLC, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, is incorporated herein by reference.

10.6	Lease Agreement, dated April 26, 2004, by and between Red Gate III LLC and Rexahn Corporation, filed herewith.
10.7
Securities Purchase Agreement, dated as of November 19, 2007, by and between Rexahn Pharmaceuticals, Inc. and KT&G Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007, is incorporated herein by reference.

10.8
Securities Purchase Agreement, dated as of November 20, 2007, by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 21, 2007, is incorporated herein by reference.

10.9
Securities Purchase Agreement, dated as of December 17, 2007, by and between Rexahn Pharmaceuticals, Inc. and Jungwoo Family Co., Ltd, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

10.10
Securities Purchase Agreement, dated as of December 17, 2007, by and between Rexahn Pharmaceuticals, Inc. and Kumho Investment Bank, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

Index

10.11
Securities Purchase Agreement, dated as of December 17, 2007, by and between Rexahn Pharmaceuticals, Inc. and the several parties thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

10.12	Warrant, dated December 24, 2007, issued to KT&G Corporation, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 26, 2007, is incorporated herein by reference.
10.13	Warrant, dated December 24, 2007, issued to Rexgene Biotech Co., Ltd., filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 26,2007, is incorporated herein by reference.
10.14
Form of Warrant, dated December 24, 2007, issued to the purchasers pursuant to the Jungwoo Securities Purchase Agreement, the Kumho Securities Purchase Agreement, the Individual Investor Securities Purchase Agreement and to a consultant, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

10.15
Registration Rights Agreement, dated as of December 24, 2007, by and among Rexahn Pharmaceuticals, Inc. and the purchasers pursuant to the KT&G Securities Purchase Agreement, the Rexgene Securities Purchase Agreement, the Jungwoo Securities Purchase Agreement, the Kumho Securities Purchase Agreement, the Individual Investor Securities Purchase Agreement and a consulting Services Agreement, filed as Exhibit 10.9 to the Company Current Report on Form 8-K filed on December 26, 2007, is incorporated herein by reference.

10.16
Securities Purchase Agreement, dated as of March 20, 2008, by and between Rexahn Pharmaceuticals, Inc. and Jungwoo Family Co., Ltd. (the "Jungwoo Securities Purchase Agreement”), filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on March 26, 2008, is incorporated herein by reference.

10.17
Securities Purchase Agreement, dated as of March 20, 2008, by and between Rexahn Pharmaceuticals, Inc. and Super Bio Co. Ltd., (the "Super Bio Securities Purchase Agreement"), filed as Exhibit 10.2 to the Company's current report on Form 8-K filed on March 26, 2008, is incorporated herein by reference.

10.18
Form of Warrant for issuance pursuant to the Jungwoo Securities Purchase Agreement and the Super Bio Securities Purchase Agreement, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed on March 26, 2008, is incorporated herein by reference.

14.	Code of Ethics and Business Conduct
23.	Consent of Lazar, Levine & Felix, LLP, independent registered public accounting firm.
24.	Power of Attorney
31.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
_______________________
* Management contract or compensation plan or arrangement.

Index

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Lazar Levine & Felix LLP for the audits of the Company's annual financial statements for the years ended December 31, 2007 and 2006, respectively.

	2007		2006
Audit Fees	$83,000	[1]	$77,500
Audit-Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		—

1 Audit Fees relate to the audit of the Company's financial statements and reviews of certain financial statements included in the Company's quarterly reports on Form 10-QSB.  The amount shown represents the maximum fees for such services.

Our Audit Committee reviews all audit fees at least annually and approves in advance the fee arrangements.

Index

SIGNATURES

In accordance with the requirements of Section  13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2008.

REXAHN PHARMACEUTICALS, INC.

By:	/s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 2008 by the following persons on behalf of the issuer and in the capacities indicated:

Name	Title
/s/ Chang H. Ahn*	Chairman and Chief Executive Officer
Chang H. Ahn
/s/ Tae Heum Jeong*	Chief Financial Officer, Secretary and Director
Tae Heum Jeong
/s/ Freddie Ann Hoffman*	Director
Freddie Ann Hoffman
/s/ David McIntosh*	Director
David McIntosh
/s/ Charles Beever*	Director
Charles Beever
/s/ Kwang Soo Cheong*	Director
Kwang Soo Cheong
/s/ Y. Michele Kang*	Director
Y. Michele Kang

* By:	/s/ Tae Heum Jeong
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1.
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.

3.2.	Amended and Restated Bylaws, filed as Appendix H to the Company's Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.
4.1.
Specimen Certificate for the Company's Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.1.
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.2.
Form of Stock Option Grant Agreement for Employees, filed as Exhibit 4.5.1 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.3.
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company's Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.2.
Employment Agreement, dated September 12, 2005, by and between Rexahn Pharmaceuticals, Inc. and C. H. Ahn, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2005, is incorporated herein by reference.

*10.3.
Employment Agreement, effective September 12, 2007, by and between Rexahn Pharmaceuticals, Inc. and T. H. Jeong, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on October 9, 2007 is incorporated herein by reference.

10.4.
Research Collaboration Agreement dated February 6, 2003 by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd., filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, is incorporated herein by reference.

10.5.
Revaax License Agreement, dated February 8, 2005, by and between Rexahn Pharmaceuticals, Inc. and Revaax Pharmaceuticals LLC, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, is incorporated herein by reference.

10.6	Lease Agreement, dated April 26, 2004, by and between Red Gate III LLC and Rexahn Corporation, filed herewith.
10.7
Securities Purchase Agreement, dated as of November 19, 2007, by and between Rexahn Pharmaceuticals, Inc. and KT&G Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007, is incorporated herein by reference.

10.8
Securities Purchase Agreement, dated as of November 20, 2007, by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 21, 2007, is incorporated herein by reference.

10.9
Securities Purchase Agreement, dated as of December 17, 2007, by and between Rexahn Pharmaceuticals, Inc. and Jungwoo Family Co., Ltd, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

10.10
Securities Purchase Agreement, dated as of December 17, 2007, by and between Rexahn Pharmaceuticals, Inc. and Kumho Investment Bank, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

10.11
Securities Purchase Agreement, dated as of December 17, 2007, by and between Rexahn Pharmaceuticals, Inc. and the several parties thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

Index

Exhibit Number	Exhibit Description
10.12	Warrant, dated December 24, 2007, issued to KT&G Corporation, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 26, 2007, is incorporated herein by reference.
10.13	Warrant, dated December 24, 2007, issued to Rexgene Biotech Co., Ltd., filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 26,2007, is incorporated herein by reference.
10.14
Form of Warrant, dated December 24, 2007, issued to the purchasers pursuant to the Jungwoo Securities Purchase Agreement, the Kumho Securities Purchase Agreement, the Individual Investor Securities Purchase Agreement and to a consultant, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 18, 2007, is incorporated herein by reference.

10.15
Registration Rights Agreement, dated as of December 24, 2007, by and among Rexahn Pharmaceuticals, Inc. and the purchasers pursuant to the KT&G Securities Purchase Agreement, the Rexgene Securities Purchase Agreement, the Jungwoo Securities Purchase Agreement, the Kumho Securities Purchase Agreement, the Individual Investor Securities Purchase Agreement and a consulting Services Agreement, filed as Exhibit 10.9 to the Company Current Report on Form 8-K filed on December 26, 2007, is incorporated herein by reference.

10.16
Securities Purchase Agreement, dated as of March 20, 2008, by and between Rexahn Pharmaceuticals, Inc. and Jungwoo Family Co., Ltd. (the "Jungwoo Securities Purchase Agreement”), filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on March 26, 2008, is incorporated herein by reference.

10.17
Securities Purchase Agreement, dated as of March 20, 2008, by and between Rexahn Pharmaceuticals, Inc. and Super Bio Co. Ltd., (the "Super Bio Securities Purchase Agreement"), filed as Exhibit 10.2 to the Company's current report on Form 8-K filed on March 26, 2008, is incorporated herein by reference.

10.18
Form of Warrant for issuance pursuant to the Jungwoo Securities Purchase Agreement and the Super Bio Securities Purchase Agreement, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed on March 26, 2008, is incorporated herein by reference.

14	Code of Ethics and Business Conduct
23.	Consent of Lazar, Levine & Felix, LLP, independent registered public accounting firm.
24.	Power of Attorney
31.1.	Certification of Chief Executive Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2.	Certification of Chief Financial Officer of Periodic Report Pursuant to Pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
_______________________
* Management contract or compensation plan or arrangement.