Form 10-Q
period 2008-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2008-05-15
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Rexahn Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3516358

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9620 Medical Center Drive
Rockville, Maryland 20850
(Address of principal executive offices, including zip code)

Telephone: (240) 268-5300
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,935,649 shares of common stock outstanding as of May 15, 2008.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,100,003	$3,809,571
Short-term investments	4,772,350	3,550,000
Prepaid expenses and other	770,171	717,205

Total Current Assets	7,642,524	8,076,776

Equipment, Net	115,033	102,951

Intangible Assets, Net	299,490	303,943

Total Assets	$8,057,047	$8,483,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$589,442	$606,832

Total Current Liabilities	589,442	606,832
Deferred Revenue	1,106,250	1,125,000

Total Liabilities	1,695,692	1,731,832

Commitment and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 55,949,854 (2007-55,306,996) issued and 55,935,649 (2007-55,292,791) outstanding	5,594	5,530
Additional paid-in capital	32,834,811	31,769,049
Accumulated deficit during the development stage	(26,297,761)	(24,994,331)
Treasury stock, 14,205 (2007-14,205) shares, at cost	(28,410)	(28,410)
Accumulated other comprehensive (loss)	(152,879)	-

Total Stockholders' Equity	6,361,355	6,751,838

Total Liabilities and Stockholders' Equity	$8,057,047	$8,483,670

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Cumulative From March 19, 2001 (Inception) to
	2008	2007	March 31, 2008
Revenues:
Research	$18,750	$18,750	$393,750

Expenses:
General and administrative	565,980	633,726	12,904,714
Research and development	779,966	573,782	11,582,303
Patent fees	43,665	33,838	749,138
Depreciation and amortization	17,645	16,322	465,106

Total Expenses	1,407,256	1,257,668	25,701,261

Loss from Operations	(1,388,506)	(1,238,918)	(25,307,511)

Other (Income) Expense
Realized loss on securities available-for-sale	22,365	-	22,365
Interest income	(107,441)	(54,591)	(958,262)
Interest expense	-	-	301,147
Beneficial conversion feature	-	-	1,625,000
	(85,076)	(54,591)	990,250
Net Loss Before Provision for Income Taxes	$(1,303,430)	$(1,184,327)	$(26,297,761)

Provision for Income Taxes	-	-	-
Net Loss	$(1,303,430)	$(1,184,327)	$(26,297,761)
Net Loss per shares outstanding, basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	55,342,242	50,308,132

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity and Comprehensive Loss
(Unaudited)

	Common Stock	Additional paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss		Total	Total Comprehensive Loss
Balances at December 31, 2007	$5,530	$31,769,049	$(24,994,331)	$(28,410)		-	$6,751,838	-
Stock compensation expenses	-	165,825	-	-		-	165,825	-
Common stock issued	64	899,937	-	-		-	900,001	-
Net (loss)	-	-	(1,303,430)	-		-	(1,303,430)	(1,303,430)
Unrealized loss on securities available for sale	-	-	-	-	$	(152,879)	(152,879)	(152,879)
Balances at March 31, 2008	$5,594	$32,834,811	$(26,297,761)	$(28,410)	$	(152,879)	$6,361,355	$(1,456,309)

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Cumulative From March 19, 2001 (Inception) to
	2008	2007	March 31, 2008
Cash Flows from Operating Activities:
Net loss	$(1,303,430)	$(1,184,327)	$(26,297,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	17,645	16,322	465,487
Stock option compensation expense	165,825	288,920	3,537,975
Amortization of deferred revenue	(18,750)	(18,750)	(393,750)
Realized losses on securities available-for-sale	22,365	-	22,365
Changes in assets and liabilities:
Prepaid expenses and other	(52,967)	37,274	(770,171)
Accounts payable and accrued expenses	(17,390)	22,609	589,442
Net Cash Used in Operating Activities	(1,186,702)	(837,952)	(21,199,537)
Cash Flows from Investing Activities:
Purchase of equipment	(25,274)	-	(523,794)
Purchase of securities available-for-sale	(5,848,176)	-	(9,398,176)
Proceeds from sales of securities available-for-sale	4,450,583	-	4,450,583
Net Cash Used in Investing Activities	(1,422,867)	-	(5,471,387)
Cash Flows from Financing Activities:
Issuance of common stock	900,001	-	22,505,553
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Payment of licensing fees	-	-	(356,216)
Principal payments on long-term debt	-	-	(28,410)
Net Cash Provided by Financing Activities	900,001	-	28,770,927
Net Increase (Decrease) in Cash and Cash Equivalents	(1,709,568)	(837,952)	2,100,003
Cash and Cash Equivalents - beginning of period	3,809,571	4,034,060	-
Cash and Cash Equivalents - end of period	$2,100,003	$3,196,108	$2,100,003
Supplemental Cash Flow Information
Interest paid	$-	$-	$2,702

Supplemental schedule of non-cash investing activities:

The Company’s securities available-for-sale decreased in fair value by $152,879 and $0 in 2008 and 2007 respectively and was recorded as comprehensive loss as a component of stockholders’ equity.

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ( "US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 3 1,2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 3 1, 2008. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

2.	Summary of Significant Accounting Policies

a)	Basis of Accounting

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year.

b)	Short-term investments

Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Realized gains and losses are accounted on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated income statements.  We classify such investments as current on our balance sheets as the investments are readily marketable and available for use in our current operations.  Comprehensive loss for the three-month periods ended March 31, 2008 was $152,879.

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuers assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.

c)	Recent Accounting Pronouncements Affecting the Company

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the potential impact that the adoption of SFAS 157 could have on its financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

2.	Summary of SignificantAccounting Policies (cont’d)

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

2.	Summary of Significant Accounting Policies (cont’d)

In February 2008, FASB issued FASB Staff Position (“FSP”) SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”).  FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases.  FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

d)	Reclassifications

Certain prior year balances have been reclassified to conform with the current period’s interim financial statement presentation.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

3.	Equipment, Net

	March 31,	December 31,
	2008	2007

Furniture and fixtures	$31,713	$31,713
Office equipment	68,922	43,648
Lab and computer equipment	423,159	423,159

	523,794	498,520
Less: Accumulated depreciation	408,761	395,569

Net carrying amount	$115,033	$102,951

Depreciation expense was $13,192 and $11,760 for the three months ended March 31, 2008 and        2007, respectively

4.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax") whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straightline basis over an estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%.  During 2006 the outstanding balance was paid.  Amortization expense was $4,453 and $4,453 for the three months ended March 31, 2008 and 2007, respectively. Management does not believe that there is an impairment of intangible assets at March 31, 2008.

The following table sets forth the intangible asset:

	March 31,	December 31,
	2008	2007

Revaax License, original cost	$356,216	$356,216
Less: Accumulated depreciation	56,726	52,273

Balance	$299,490	$303,943

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

4.	Intangible Assets, Net (cont’d)

Amortization over the next five (5) years is as follows:

2008	$13,358
2009	17,811
2010	17,811
2011	17,811
2012	17,811
Thereafter	214,888
$299,490

5.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $18,750 was included in revenues for the three months ended March 31, 2008 and 2007.  The remaining $1,106,250 at March 31, 2008 (December 31, 2007-$1,125,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2009.

6.	Common Stock

The following transactions occurred during fiscal years 2001 through March 31, 2008:

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

6.	Common Stock (cont’d)

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

i)
Pursuant to the 2005 Agreement and Plan of Merger, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn's common stock was adjusted.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for services.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

6.	Common Stock (cont’d)

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

w)
On December 18, 2007, the Company issued 4,857,159 units in a private placement at a price $1.40 per share for total gross proceeds of $6,800,023.  Investors also were issued one warrant for every five shares purchased.  One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing of the private placement.  The warrants have been valued at $1,103,164 and were charged to additional paid in capital.  Private placement closing costs of $139,674, included warrants issued, valued at $91,199, were recorded as a reduction of the issuance proceeds.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

6.	Common Stock (cont’d)

x)	On December 27, 2007 an option holder exercised options to purchase shares of the Company's common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

y)
On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price $1.40 per share for total gross proceeds of $900,001.  One warrant will entitle the holder to purchase an additional share of common stock at a price of $1.80 at any time over a period of three years from the date of the private placement.  The warrants were valued at $128,572 and were charged to additional paid-in-capital.

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

For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and at March 31, 2008, 10,570,000 options were available for issuance.

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

The Company's results of operations for the three months ended March 31, 2008 and 2007 include share-based employee compensation expense totaling $55,473 and $157,082, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

7.	Stock-Based Compensation (cont'd)

Employee stock option compensation expense in the first quarter of 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

Stock compensation expense related to non-employee options was $110,352 for the period ended March 31, 2008 and $131,838 for the period ended March 31, 2007.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Total stock-based compensation recognized by the Company in the three months ended March 31, 2008 and 2007, and the period from inception (March 19, 2001) to March 31, 2008, all of which relates to stock options and warrants, is as follows:

	March 31,	March 31,	Inception (March 19, 2001) to March 31, 2008
	2008	2007
Income statement line item:
General and administrative
Payroll	$9,200	$106,588	$1,105,928
Consulting and other professional fees	71,656	50,943	668,758
Research and development:
Payroll	46,273	50,495	530,643
Consulting and other professional fees	38,696	80,894	1,232,646
Total	$165,825	$288,920	$3,537,975

There were 100,000 stock options granted during the three months ended March 31, 2008 at an exercise price of $2.19 with a fair value of $161,415. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2008, the Company took into consideration guidance under SFAS No. 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 107.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

7.	Stock-Based Compensation (cont'd)

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended
	March 31,
	2008	2007

Black-Scholes weighted average assumptions:
Expected dividend yield	0	0
Expected volatility	104%	100%
Risk free interest rate	1.38%-4.99%	4.56%-5.07%
Expected term (in years)	0.2-5 years	1-5 years

The following table summarizes the employee and non-employee share-based transactions:

	2008		2007
	Shares Subject to Options	Weighted Avg.Option Prices	Shares Subject to Options	Weighted Avg.Option Prices

Outstanding at January 1	6,045,795	$0.97	6,123,295	$0.94
Granted	100,000	2.19	275,000	1.34
Exercised–	–	–	–
Cancelled	(50,000)	1.34	(207,500)	1.20

Outstanding at March 31	6,095,795	$0.99	6,190,795	$0.95

The following table summarizes information about stock options outstanding as of March 31, 2008 and 2007:

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	6,095,795	$0.97	6.7 years	$9,399,997
Exercisable at March 31, 2008	4,252,045	$0.89	6.5 years	$7,003,709

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

7.	Stock-Based Compensation (cont'd)

As of March 31, 2008 and 2007, there was $1,401,761 and $2,027,808 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.1 years and 1.4 years, respectively.

8.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2008, the total maximum commitment under these agreements was approximately $2,655,872 and the Company had made payments totaling $1,748,227 under the terms of the agreements as at March 31, 2008.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and two of its key executives have entered into employment agreements. One of the   two agreements was renewed on September 12, 2007 and results in an annual commitment of $160,000 through September 12, 2009. One agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

c)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding year’s adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of March 31, 2008 are as follows:

Remainder of 2008	$166,991
2009	112,972

$279,963

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

8.	Commitments and Contingencies (cont'd)

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

9.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs —	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs —	Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for its investment assets as follows:

Investments, at fair value—The Company investments, at fair value, consists of marketable equity securities and investment securities—marked to market. The Company’s marketable equity securities are classified within level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)

9.	Fair Value Measurements (cont'd)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Debt Investments	$-	$-	$-	$-
Equity Investments Gove	$1,375,000	$1,375,000	$-	$-
Government Obligations	$3,397,350	$3,397,350	$-	$-
Total Assets	$4,772,350	$4,772,350	$-	$-

Liabilities:
	$-	$-	$-	$-
Total Liabilities	$-	$-	$-	$-

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Stock-Based Compensation

Effective January 1, 2006, the Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.  See Note 7 to the Financial Statements in Item 1 of this Quarterly Report for further details.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the potential impact that the adoption of SFAS 157 could have on its financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”).  FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases.  FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and 2007:

Total Revenues

For each of the three month periods ended March 31, 2008 and 2007, we recorded revenues of $18,750 from the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses decreased $67,746, or 10.7%, from $633,726 for the three months ended March 31, 2007 to $565,980 for the three months ended March 31, 2008.  The decrease was primarily due to lower stock option compensation expense during 2008.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $206,184, or 35.9%, from $573,782 for the three months ended March 31, 2007 to $779,966 for the three months ended March 31, 2008.  The increase was due primarily to drug candidates moving into the clinical trials phases of development.

Patent Fees

Our patent fees increased $9,827, or 29.0%, from $33,838 for the three months ended March 31, 2007 to $43,665 for the three months ended March 31, 2008.  The increase during the 2008 period was due primarily to more patent issuances during 2008.

Interest Income

Interest income increased $52,850, or 96.8%, from $54,591 for the three months ended March 31, 2007 to $107,441 for the three months ended March 31, 2008.  The increase of $52,850 in interest income or 96.8% in the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to higher cash and cash equivalent balances during the 2008 period.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1,323 for the three months ended March 31, 2008 to $17,645 compared to $16,322 for the three months ended March 31, 2007.  The increase was due primarily to additional equipment acquired.

Net Loss

As a result of the above, the net loss for the three months ended March 31, 2008 was $1,303,430, or $0.02 per share, compared to a net loss of $1,184,327, or $0.02 per share, for the three months ended March 31, 2007.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three lead drug candidates, Archexin (which was previously referred to as RX-0201), Serdaxin and Zoraxel (Serdaxin and Zoraxel were previously referred to as RX-10100) and preclinical candidates including RX-0201-Nano, RX-0047-Nano, and Nano-polymer Anticancer Drugs.

We have allocated direct and indirect costs to each program based on certain assumptions and our review of the status of each program, payroll-related expenses and other overhead costs based on estimated usage by each program.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, Serdaxin and Zoraxel, is uncertain, and because RX-0201-Nano, RX-0047-Nano, and Nano-polymer Anticancer Drugs are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.

Archexin

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.  In May 2007, we received approval from the U.S. Food & Drug Administration (FDA) to initiate a Phase II clinical trial for Archexin, in patients with renal cell carcinoma (RCC).  Archexin is currently in Phase II trials.  The costs incurred for the clinical trial were approximately $2,500,000.

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

The Phase II clinical trial of Archexin began in the third quarter of 2007 in patients with advanced RCC who have failed previous treatments.  The trial is the first of multiple trials planned for Archexin.  We estimate that the Phase II trials will be completed in 2009 and will require approximately $5,000,000.  In January 2005, we received "orphan drug designation" from the FDA for Archexin for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer.  The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people.  Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States.  In the future, we plan to apply Archexin to the treatment of other orphan indications and other cancers.

Serdaxin

SerdaxinTM is being developed to treat depression and mood disorders, and has proven and well-established safety in humans.  Serdaxin is scheduled to enter Phase II trials in the second half of 2008.  We currently estimate that Phase II trials will be completed in 2010 will require approximately $3,000,000.

Zoraxel

ZoraxelTM is a CNS-based sexual dysfunction drug that has extensive and excellent safety in humans. The Phase II clinical trial of Zoraxel began in the first half of 2008.  We currently estimate that the Phase II trials will be completed in 2009 and will require approximately $4,000,000.

Pre-clinical pipeline

Our pre-clinical pipeline includes:

(1) RX-0201-Nano: Nanoliposomal anti-cancer Akt-1 inhibitor

RX-0201, the active ingredient of Archexin, is a first-in-class, potent inhibitor of the Akt-1 protein kinase. RX-0201-Nano is a nanoliposomal product of RX-0201 with high incorporation efficiency and good stability. Nanoliposomal delivery of RX-0201 may provide significant clinical benefits including targeted higher cellular uptake, extended circulation time, reduced drug-related toxicity, and improved efficacy. Phase I trials are planned for 2009.

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

(3) Nano-polymer Anticancer Drugs- HPMA-docetaxel and HPMA-gemcitabine

A major problem with many cancer drugs is their lack of tumor specificity and dose-limiting toxicity. Nano-polymer conjugated drugs may deliver drugs more precisely to tumor tissues with less toxic effects. Rexahn’s HPMA-docetaxel and HPMA-gemcitabine are expected to achieve the anticancer effects of docetaxel and gemcitabine, respectively, at much lower dose levels with significantly fewer side effects. Phase I trials are planned in 2009.

Through March 31, 2008, the costs incurred for development of these compounds to date have been approximately $1,000,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $4,500,000.

The conduct of the clinical trials and toxicology studies described above are being accomplished in conjunction with third-party clinical research organizations, or CROs, at external locations.  This business practice is typical for the pharmaceutical industry and companies like us.  As a result, the risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control.  A delay in any of these programs may not necessarily have a direct impact on our daily operations.  However, to the extent that a delay results in additional cost to us, a higher than expected expense may result.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,186,702 for the three months ended March 31, 2008 compared to cash used in operating activities of $837,952 for the same period ended March 31, 2007.  The operating cash flows during the three months ended March 31, 2008 reflect our loss from operations of $1,303,430 and a net increase in cash components of working capital of $70,356 and by non-cash charges of $187,085.  Non-cash charges consist of depreciation and amortization of $17,645, stock option compensation expense of $165,825, amortization of deferred revenue of $(18,750), and realized loss on securities of $(22,365).  The decrease in working capital primarily consists of a $17,390 decrease in accounts payable and accrued expenses and an increase of $52,967 to prepaid and other assets.

Cash used in investing activities of $1,422,867 during the three months ended March 31, 2008 consisted of $25,274 purchases of equipment, $5,848,176 purchases of securities available-for-sale, and $4,450,583 from proceeds of disposition of securities available-for-sale.  There was no cash used in investing activities during the three months ended March 31, 2007.

Cash provided by financing activities of $900,001 during the three months ended March 31, 2008 was the result of the proceeds from the issuance of 642,858 common stock units.

For the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, we experienced net losses of $1,303,430, $4,304,005 and $6,486,003, respectively.  Our accumulated deficit as of March 31, 2008, and December 31, 2007 and 2006 was $26,297,761, $24,994,331 and $20,690,326, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During the three months ended March 31, 2008, we had a net decrease in cash and cash equivalents of $1,709,568 resulting from the cash used in operating activities.  Total cash and cash equivalents as of March 31, 2008 were $2,100,003 compared to $3,809,571 as of December 31, 2007.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, collaboration fee, licensing fees and grants.  Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.

CONTRACTUAL OBLIGATIONS

On October 2, 2003, we contracted with Amarex to conduct certain Phase I clinical studies for Archexin™ (then RX-0201).  Of the $239,337 to be paid under this contract, $194,461 was paid as of December 31, 2007.  The balance will be paid when the final report is accepted, which is expected to be later this year.   Since 2003, additional services were added to the study.  These services were contracted for $193,331, of all which was paid as of March 31, 2008.

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006.  The total estimated cost of the program could be up to $223,126 or less, based on the fees, enrollment and completion of 20 patients.  The clinical trial has been completed, but Georgetown University has not yet billed the Company for the services.  We expect to make a payment under the agreement in 2008.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004.  The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding year’s adjusted base rent.  Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of March 31, 2008 are as follows:

Remainder of 2008	$166,991
2009	112,972
$279,963

On September 12, 2005, we entered into an employment agreement with Chang H. Ahn.  The agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for Archexin™.  In accordance with the initial agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an up front payment of $149,061 due upon signing.  We paid $614,876 and $577,610 towards the initial cost of the study as of March 31, 2008 and December 31, 2007 respectively.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop several release formulations for Serdaxin™ and Zoraxel™.  In accordance with the agreement, the estimated contract duration was seven months for an estimated cost of $443,975, of which $159,280 was paid as of  March 31, 2008.   The service for $90,950 of original contract has been cancelled.  The service costs were payable based upon a payment schedule related to certain milestones.  During 2007 and 2008, additional services were added to the project.  The cost of the additional services is $302,200, of which $110,515 was paid as of March 31, 2008.

On February 1, 2007, we entered into research agreement with University of Maryland Baltimore Biotechnology Institute to identify new JNK inhibitors using their NMR technology.  The total amount to be paid under this contract is $17,000, of which $10,000 was paid in the year ended December 31, 2007.  The balance will be paid later this year.

On May 18, 2007, we contracted with Lab Connect to provide sample management and central laboratory services for Phase II clinical studies for Archexin™ clinical trials.  The total contract amount is estimated to be $197,220.  We paid $54,444 towards the cost of the study as of March 31, 2008.

On June 13, 2007, we contracted with Formatech to test the stability of Archexin™ package.  The total amount to be paid for this contract was $21,500, of which $14,500 was paid in 2007, and the balance will be paid when the final report is submitted, which is expected to be in three years.

Effective as of September 12, 2007, we entered into an employment agreement with our Chief Financial Officer Tae Heum Jeong.  The agreement expires on September 12, 2009 and results in an annual commitment of $160,000.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of Archexin, Serdaxin and Zoraxel.

Over the next 12 months we expect to spend a minimum of approximately $1 million on clinical development for Phase II clinical trials of Archexin, $1 million on clinical development for Phase II clinical trials of Serdaxin and Zoraxel, $3 million on general corporate expenses, and approximately $223,000 on facilities rent.  We plan to initiate Phase II clinical trials of Serdaxin later this year at an additional cost of up to approximately $1 million for the next 12 months.  We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $6 million through the first quarter of 2009.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  These factors include the following:

•	the progress of our product development activities;

•	the number and scope of our product development programs;

•	the progress of our pre-clinical and clinical trial activities;

•	the progress of the development efforts of parties with whom we have entered into collaboration agreements;

•	our ability to maintain current collaboration programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

Item 4T	Controls and Procedures

As of March 31, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, our financial reporting.

PART II

Item 1	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit No	Description	Location
10.1	Securities Purchase Agreement, dated as of March 20, 2008, by and between Rexahn Pharmaceuticals, Inc. and Jungwoo Family Co., Ltd.	Filed as Exhibit 10.1 to the Current Report on Form 8-K of Rexahn Pharmaceuticals, Inc. filed on March 26, 2008 and incorporated herein by reference.
10.2	Securities Purchase Agreement, dated as of March 20, 2008, by and between Rexahn Pharmaceuticals, Inc. and Super Bio Co. Ltd.	Filed as Exhibit 10.2 to the Current Report on Form 8-K of Rexahn Pharmaceuticals, Inc. filed on March 26, 2008 and incorporated herein by reference.
10.3	Form of Warrant issued pursuant to the Jungwoo Securities Purchase Agreement and the Super Bio Securities Purchase Agreement	Filed as Exhibit 10.3 to the Current Report on Form 8-K of Rexahn Pharmaceuticals, Inc. filed on March 26, 2008 and incorporated herein by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0*	Section 1350 Certificate	Filed herewith

*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: May 15, 2008		Chang H. Ahn
Chairman and Chief Executive Officer

	By:	/s/ Ted T.H. Jeong
Date: May 15, 2008		Ted T.H. Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 31, 2008

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0	Section 1350 Certificate	Filed herewith