Form 10-Q
period 2008-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2008-08-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Rexahn Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number) or organization)

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

Yes ☒ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ❑	Accelerated Filer ❑
Non-Accelerated Filer ❑ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ❑ No ☒
Indicate the number of shares outstanding of each of the issuer' s classes of common stock, as of the latest practicable date: 56,025,649 shares of common stock outstanding as of August 14, 2008.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I FINANCIAL INFORMATION

Item 1	Financial Statements
	1. Condensed Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3
	2. Condensed Statements of Operations for the three months and six months ended June 30, 2008and 2007 and March 19, 2001 (inception) to June 30, 2008 (unaudited)	4
	3. Statements of Stockholders' Equity and Comprehensive Loss for the six months ended June 30, 2008 (unaudited)	5
	4. Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and March 19, 2001 (inception) to June 30, 2008 (unaudited)	6
	5. Notes to condensed financial statements (unaudited)	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T	Controls and Procedures	27

PART II OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults Upon Senior Securities	27
Item 4A	Submission of Matters to a Vote of Security Holders	27
Item 5	Other Information	28
Item 6	Exhibits	28

SIGNATURES

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,206,322	$3,809,571
Short-term investments	4,704,750	3,550,000
Prepaid expenses and other	872,062	717,205

Total Current Assets	6,783,134	8,076,776

Equipment, Net	109,332	102,951

Intangible Assets, Net	295,037	303,943

Total Assets	$7,187,503	$8,483,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$356,806	$606,832

Total Current Liabilities	356,806	606,832
Deferred Revenue	1,087,500	1,125,000

Total Liabilities	1,444,306	1,731,832

Commitment and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 56,039,854 (2007-55,306,996) issued and 56,025,649 (2007-55,292,791) outstanding	5,603	5,530
Additional paid-in capital	33,018,088	31,769,049
Accumulated deficit during the development stage	(27,044,605)	(24,994,331)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)
Stock subscription receivable	(12,000)	-
Accumulated other comprehensive (loss)	(195,479)	-

Total Stockholders' Equity	5,743,197	6,751,838

Total Liabilities and Stockholders' Equity	$7,187,503	$8,483,670

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations

(Unaudited)

					Cumulative
					from March 19,
	Three Months		Six Months		2001
	Ended June 30,		Ended June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008
Revenues:
Research	$18,750	$18,750	$37,500	$37,500	$412,500

Expenses:
General and administrative	682,471	782,540	1,248,451	1,416,266	13,587,185
Research and development	71,206	401,509	851,172	975,291	11,653,509
Patent fees	62,539	41,000	106,204	74,838	811,677
Depreciation and amortization	10,054	15,415	27,699	31,737	475,160

Total Expenses	826,270	1,240,464	2,233,526	2,498,132	26,527,531

Loss from Operations	(807,520)	(1,221,714)	(2,196,026)	(2,460,632)	(26,115,031)

Other (Income) Expense
Realized loss on securities available-for-sale	-	-	22,365	-	22,365
Interest income	(60,676)	(38,302)	(168,117)	(92,893)	(1,018,938)
Interest expense	-	-	-	-	301,147
Beneficial conversion feature	-	-	-	-	1,625,000
	(60,676)	(38,302)	(145,752)	(92,893)	929,574
Net Loss Before Provision for Income Taxes	(746,844)	(1,183,412)	(2,050,274)	(2,367,739)	(27,044,605)

Provision for Income Taxes	-	-	-	-	-
Net Loss	$(746,844)	$(1,183,412)	$(2,050,274)	$(2,367,739)	$(27,044,605)

Net loss per share outstanding, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	55,935,649	50,322,769	55,638,945	50,315,491

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity and Comprehensive Loss
(Unaudited)

	Common Stock	Additional paid-in Capital	Accumulated Deficit	Treasury Stock	Stock Subscriptions	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Loss
Balances at December 31, 2007	$5,530	$31,769,049	$(24,994,331)	$(28,410)	$-	$-	$6,751,838	$-
Stock compensation expense	-	317,911	-	-	-	-	317,911	-
Common stock issued	64	899,937	-	-	-	-	900,001	-
Exercise of stock options	9	31,191	-	-	-	-	31,200
Stock Subscriptions	-	-	-	-	(12,000)	-	(12,000)	-
Net (loss)	-	-	(2,050,274)	-	-	-	(2,050,274)	(2,050,274)
Unrealized loss on securities available for sale	-	-	-	-		(195,479)	(195,479)	(195,479)
Balances at June 30, 2008	$5,603	$33,018,088	$(27,044,605)	$(28,410)	$(12,000)	$(195,479)	$5,743,197	$(2,245,753)

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows

(Unaudited)

			Cumulative
			From March 19,
	Six Months		2001
	Ended June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(2,050,274)	$(2,367,739)	$(27,044,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	27,699	31,737	475,160
Stock option compensation expense	317,911	572,025	3,690,062
Amortization of deferred revenue	(37,500)	(37,500)	(412,500)
Realized losses on securities available-for-sale	22,365	-	22,365
Changes in assets and liabilities:
Prepaid expenses and other	(154,857)	(49,451)	(872,062)
Accounts payable and accrued expenses	(250,026)	(4,293)	356,806

Net Cash Used in Operating Activities	(2,124,682)	(1,855,221)	(22,137,897)

Cash Flows from Investing Activities:
Purchase of equipment	(25,174)	-	(523,313)
Purchase of securities available-for-sale	(5,848,176)	-	(9,398,176)
Proceeds from sales of securities available-for-sale	4,475,582	-	4,475,582

Net Cash Used in Investing Activities	(1,397,768)	-	(5,445,907)

Cash Flows from Financing Activities:
Issuance of common stock	931,201	14,400	22,536,752
Stock subscription receivable	(12,000)	-	(12,000)
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Payment of licensing fees	-	-	(356,216)
Principal payments on long-term debt	-	-	(28,410)

Net Cash Provided by Financing Activities	919,201	14,400	28,790,126

Net Increase (Decrease) in Cash and Cash Equivalents	(2,603,249)	(1,840,821)	1,206,322

Cash and Cash Equivalents - beginning of period	3,809,571	4,034,060	-

Cash and Cash Equivalents - end of period	$1,206,322	$2,193,239	$1,206,322

Supplemental Cash Flow Information
Interest paid	$-	$-	$2,702

Supplemental schedule of non-cash investing activities:

The Company’s securities available-for-sale decreased in fair value by $195,479 in 2008 and was recorded as comprehensive loss as a component of stockholders’ equity.

(See the notes accompanying the condensed financial statements)

Rexahn Pharmaceuticals, Inc.
Notes to Unaudited Condensed Financial Statements
June 30, 2008

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008. The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

2.	Summary of Significant Accounting Policies

a)	Basis of Accounting

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year.

b)	Short-term investments

Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are reported at fair value in our accompanying Condensed Consolidated Balance Sheets, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Realized gains and losses are accounted on the basis of specific identification and are included in other income (expense) in our consolidated income statements.  We classify such investments as current on our balance sheets as the investments are readily marketable and available for use in our current operations.  Comprehensive loss for the six and three month periods ended June 30, 2008 was $195,479 and $42,600, respectively.

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment.  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below the cost basis, the financial condition of the issuer, the underlying net asset value of the issuer's assets and liabilities, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  Should the decline in the value of any investment be deemed to be other-than-temporary, the investment basis would be written down to fair market value, and the write-down would be recorded to earnings as a loss.

c)	Recent Accounting Pronouncements Affecting the Company

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS")  No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Company’s financial position or results of operations.

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 will have no impact on the Company’s financial statements.

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

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

d)	Earnings Per Share

The following weighted average number of shares was used for the computation of basic and diluted loss per share:

	For the three months ended		For the six months ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30,2007

Basic	55,935,649	50,322,769	55,638,945	50,315,491

Diluted	55,935,649	50,322,769	55,638,945	50,315,491

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the three and six month periods ended June 30, 2008 and 2007 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	For the three months ended		For the six months ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30,2007

Stock Options	4,683,795	3,171,670	4,683,795	3,171,670

Warrants	1,207,148	-	1,207,148	-

3.	Equipment, Net

	June 30,	December 31,
	2008	2007

Furniture and fixtures	$31,713	$31,713
Office equipment	68,822	43,648
Lab and computer equipment	423,159	423,159
	523,694	498,520

Less: Accumulated depreciation	414,362	395,569

Net carrying amount	$109,332	$102,951

Depreciation expense was $5,601 and $10,855 for the three months ended June 30, 2008 and 2007 respectively and $18,793 and $22,615 for the six months ended June 30, 2008 and 2007, respectively.

4.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax") whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straightline basis over an estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%.  During 2006 the outstanding balance was paid.   Amortization expense was $4,453 and $4,669 for the three months ended June 30, 2008 and 2007, respectively, and amortization expense was $8,906 and $9,122 for the six months ended June 30, 2008 and 2007, respectively.  Management does not believe that there is an impairment of intangible assets at June 30, 2008.

The following table sets forth the intangible asset:

	June 30,	December 31,
	2008	2007

Revaax license, original cost	$356,216	$356,216
Less: Accumulated amortization	61,179	52,273

Net book value	$295,037	$303,943

Amortization over the next five (5) years is as follows:
2008	$8,905
2009	17,811
2010	17,811
2011	17,811
2012	17,811
Thereafter	214,888
$295,037

5.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $18,750 was included in revenues for the six months ended June 30, 2008 and 2007.  The remaining $1,087,500 at June 30, 2008 (December 31, 2007-$1,125,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2009.

6.	Common Stock

The following transactions occurred during fiscal years 2001 through June 30, 2008:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company's founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of 1,080,000.

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

y)
On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price of $1.40 per share for total gross proceeds of $900,001.  One warrant will entitle the holder to purchase an additional share of common stock at a price of $1.80 at any time over a period of three years from the date of the private placement.  The warrants were valued at $220,005.

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $7,200 and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

7.	Stock-Based Compensation

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

For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and at June 30, 2008, 10,477,500 options were available for issuance.

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

The Company's results of operations for the three and six months ended June 30, 2008 include share-based employee compensation expense totaling $59,325 and $114,798 respectively and for the three and six months period ended June 30, 2007, include share-based employee compensation expense totaling $146,030 and $303,113 respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense in the second quarter of 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

Stock compensation expenses related to non-employee options were $92,760 and $203,113 for the three and six months period ended June 30, 2008 and $137,075 and $268,912 for the three and six months period ended June 30, 2007.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Total stock-based compensation recognized by the Company in the six months ended June 30, 2008 and 2007, and the period from inception (March 19, 2001) to June 30, 2008, all of which relates to stock options and warrants, is as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007	Inception (March 19, 2001) to June 30, 2008
Income statement line item:
General and administrative
Payroll	$18,400	$208,069	$1,115,128
Consulting and other professional fees	117,047	97,853	714,149
Research and development:
Payroll	96,398	95,044	580,768
Consulting and other professional fees	86,066	171,059	1,269,081
Total	$317,911	$572,025	$3,679,126

There were 100,000 stock options granted at an exercise price of $2.19 with a fair value of $161,415 and there were 100,000 stock options granted at an exercise price of $3.24 with a fair value of $132,620 during the six months ended June 30, 2008. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under SFAS No. 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30
	2008	2007
Black-Scholes weighted average assumptions:
Expected dividend yield	0	0
Expected volatility	104% - 106%	102%
Risk free interest rate	1.87% - 4.99%	4.28% - 4.93%
Expected term (in years)	0.2-5 years	1-5 years

The following table summarizes the employee and non-employee share-based transactions:

	2008		2007
	Shares Subject to Options	Weighted Avg. Exercise Prices	Shares Subject to Options	Weighted Avg. Exercise Prices

Outstanding at January 1	6,045,795	$0.97	6,123,295	$0.94
Granted	200,000	2.72	425,000	1.44
Exercised	(90,000)	0.35	(18,000)	0.80
Cancelled	(50,000)	1.34	(277,500)	1.10

Outstanding at June 30	6,105,795	$0.99	6,252,795	$0.96

The following table summarizes information about stock options outstanding as of June 30, 2008 and 2007:

	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	6,105,795	$0.99	6.7 years	$13,692,985

Exercisable at June 30, 2008	4,683,795	$0.95	6.3 years	$10,962,805

	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	6,252,795	$0.96	7.3 years	$6,229,698

Exercisable at June 30, 2007	3,171,670	$0.86	7.2 years	$4,579,608

As of June 30, 2008 and 2007, there was $1,382,295 and $1,818,334 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 0.65 years and 1.1 years, respectively.

8.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2008, the total maximum commitment under these agreements was estimated to be $2,621,910 and the Company had made payments totaling $1,888,478 and has accrued $123,273 under the terms of the agreements as at June 30, 2008.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and two of its key executives have entered into employment agreements. One of the two agreements was renewed on September 12, 2007 and provides for an annual salary of $160,000 through September 12, 2009. One agreement expires on September 12, 2010 and provides for an annual salary of $350,000.

c)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding year’s adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of June 30, 2008 are as follows:

Remainder of 2008	$111,328
2009	112,972
$224,300

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company determines fair values for its investment assets as follows:

Investments, at fair value—the Company's investments, at fair value, consists of marketable equity securities and investment securities—marked to market. The Company’s marketable equity securities are classified within level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	Book/ Carrying Value At June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:

Equity Investments Gove	$1,350,000	$1,350,000	$	- -	$-
Government Obligations	$3,354,750	$3,354,750	$	- -	$-
Total Assets	$4,704,750	$4,704,750	$	- -	$-

10.	Subsequent Events

On July 14, 2008, the Company entered into employment agreement with a key executive to serve as Chief Business Officer of the Company.  The agreement provides for an annual salary of $200,000 through July 13, 2009. The agreement contains change of control provisions which provide, among other things, that if the Chief Business Officer is terminated without cause within one year after a change of control, he will be entitled to a payment equal to his then current base salary, plus 50% thereof (in respect of the bonus he would have received).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Stock-Based Compensation

Effective January 1, 2006, the Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staffs views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies. See Note 7 to the Financial Statements in Item 1 of this Quarterly Report for further details.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards ("SFAS")  No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Company’s financial position or results of operations.

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 will have no impact on the Company’s financial statements.

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

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months and Six Months Ended June 30, 2008 and 2007:

Total Revenues

For the three and six month periods ended June 30 2008, we recorded revenues of $18,750 and $37,500 respectively.  We recorded the same amounts in the periods of 2007.  In all periods the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses decreased $100,069, or 12.8%, from $782,540 for the three months ended June 30, 2007 to $682,471 for the three months ended June 30, 2008.  General and administrative expenses decreased by $167,815 or 11.8% from $1,416,266 for the six months ended June 30, 2007 to $1,248,451 for the six months ended June 30, 2008.  The decrease in both periods was primarily due to lower stock option compensation expense during 2008.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Research and development expenses decreased $330,303 or 82.2% from $401,509 for the three months ended June 30, 2007 to $71,206 for the three months ended June 30, 2008.  Research and development expenses decreased $124,119 or 12.7% from $975,291 for the six months ended June 30, 2007 to $851,172 for the six months ended June 30, 2008.  The decrease in both periods was primarily due to a decline in clinical study expenses.

Patent Fees

Our patent fees increased $21,539, or 52.5%, from $41,000 for the three months ended June 30, 2007 to $62,539 for the three months ended June 30, 2008. Patent fees increased by $31,366, or 41.9% from $74,838 for the six months ended June 30, 2007 to $106,204 for the six months ended June 30, 2008.  The increases during the 2008 periods were due primarily to more patent issuances during 2008.

Interest Income

Interest income increased $22,374, or 58.4%, from $38,302 for the three months ended June 30, 2007 to $60,676 for the three months ended June 30, 2008. Interest income increased $75,224 or 81% from $92,893 for the six months ended June 30, 2007 to $168,117 for the six months ended June 30, 2008.  The increases are primarily due to higher cash and cash equivalent balances during the 2008 periods.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5,361 for the three months ended June 30, 2008 to $10,054 compared to $15,415 for the three months ended June 30, 2007. Depreciation and amortization expenses decreased by $4,038 for the six months ended June 30, 2008 to $27,699 compared to $31,737 for the six months ended June 30, 2007.

Net Loss

As a result of the above, the net loss for the three months and six months ended June 30, 2008 was $746,844 and $2,050,274, respectively, or $0.01 and $0.04 per share, respectively, compared to a net loss of $1,183,412 and $2,367,739, respectively, or $0.02 and $0.05 per share, respectively, for the three months and six months ended June 30, 2007.

Research and Development Projects

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred. Our research and development programs are related to our three lead drug candidates, Archexin (which was previously referred to as RX-0201), Serdaxin and Zoraxel (Serdaxin and Zoraxel were previously referred to as RX10100) and preclinical candidates including RX-0201-Nano, RX-0047-Nano, and Nano-polymer Anticancer Drugs.

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

Archexin

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate. In May 2007, we received approval from the U.S. Food & Drug Administration (FDA) to initiate a Phase II clinical trial for Archexin, in patients with renal cell carcinoma (RCC). Archexin is currently in Phase II trials. The costs incurred for the clinical trial were approximately $3,000,000.

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

The Phase II clinical trial of Archexin began in the third quarter of 2007 in patients with advanced RCC who have failed previous treatments. The trial is the first of multiple trials planned for Archexin. We estimate that the Phase II trials will be completed in 2009 and will require approximately $5,000,000. In January 2005, we received "orphan drug designation" from the FDA for Archexin for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer. The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people. Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States. In the second half of 2008, we plan to apply Archexin to the treatment of pancreatic cancer.

Serdaxin

SerdaxinTm is being developed to treat depression and mood disorders, and has proven and well-established safety in humans. Serdaxin is scheduled to enter Phase II trials in the second half of 2008. We currently estimate that Phase II trials will be completed in 2010 and will require approximately $3,000,000.

Zoraxel

ZoraxelTm is a CNS-based sexual dysfunction drug that has extensive and excellent safety in humans. The Phase II clinical trial of Zoraxel began in the first half of 2008. We currently estimate that the Phase II trials will be completed in 2009 and will require a total of approximately $4,000,000.

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

(2)  RX-0047-Nano: Nanoliposomal anti-cancer HIF-la inhibitor

RX-0047-Nano is a nanoliposomal cancer drug candidate that selectively inhibits expression of the HIF-la transcription factor. HIF-la is a key signaling molecule in angiogenesis, cancer cell survival and invasion, and radiation resistance. RX-0047 is a first-in-class anticancer candidate that directly inhibits expression of mRNA and protein of HIF-la. RIF- la is over-expressed in a broad range of human cancers, and associated with increased cancer mortality and resistance. In pre-clinical studies, RX-0047 significantly downregulated expression of HIF-la mRNA and protein. At nanomolar concentrations, RX-0047 inhibited proliferation of cancer cells from human solid tumors and growth of implanted tumors in xenograft animal models, and reversed resistance in radiation-resistant cancer cells. RX-0047 inhibited growth of solid tumors in lung as well as prostate cancer xenograft models, and significantly blocked metastasis in a lung metastatic model. RX-0047-Nano is expected to provide significant clinical benefits including targeted higher cellular uptake, extended circulation time, reduced drug-related toxicity, and improved efficacy. Phase I trials are planned for 2009.

(3)  Nano-polymer Anticancer Drugs- HPMA-docetaxel and HPMA-gemcitabine

A major problem with many cancer drugs is their lack of tumor specificity and dose-limiting toxicity. Nano-polymer conjugated drugs may deliver drugs more precisely to tumor tissues with less toxic effects. Rexahn's HPMA-docetaxel and HPMA gemcitabine are expected to achieve the anticancer effects of docetaxel and gemcitabine, respectively, at much lower dose levels with significantly fewer side effects. Phase I trials are planned in 2009.

Through June 30, 2008, the costs incurred for development of these compounds to date have been approximately $1,000,000. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $4,500,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2,124,682 for the six months ended June 30, 2008 compared to cash used in operating activities of $1,855,221 for the same period ended June 30, 2007. The operating cash flows during the six months ended June 30, 2008 reflect our loss from operations of $2,050,274 and a net increase in cash components of working capital of and by non-cash charges totaling $74,408. Non-cash charges consist of depreciation and amortization of $27,699, stock option compensation expense of $317,911, amortization of deferred revenue of $(37,500), and realized loss on securities of $22,365. The decrease in working capital primarily consists of a $250,026 decrease in accounts payable and accrued expenses and an increase of $154,857 to prepaid and other assets.

Cash used in investing activities of $1,397,768 during the six months ended June 30, 2008 consisted of $25,174 used for purchases of equipment, $5,848,176 used for purchases of securities available-for-sale, and $4,475,582 received from proceeds of disposition of securities available-for-sale. There was no cash used in investing activities during the six months ended June 30, 2007.

Cash provided by financing activities of $919,201 during the six months ended June 30, 2008 was primarily the result of the $900,001 of proceeds from a private placement of 642,858 units in May 2008.

For the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, we experienced net losses of $2,050,274, $4,304,005 and $6,486,003, respectively. Our accumulated deficit as of June 30, 2008, and December 31, 2007 and 2006 was $27,044,605, $24,994,331 and $20,690,326, respectively.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents. During the six months ended June 30, 2008, we had a net decrease in cash and cash equivalents of $2,603,249 resulting from the cash used in operating activities. Total cash and cash equivalents as of June 30, 2008 were $1,206,322 compared to $3,809,571 as of December 31, 2007.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, collaboration fee, licensing fees and grants. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  Management believes there is sufficient cash and cash equivalents and investments to fund operations for the next twelve months.

CONTRACTUAL OBLIGATIONS

On October 2, 2003, we contracted with Amarex to conduct certain Phase I clinical studies for ArchexinTM (then RX0201). Of the $239,337 to be paid under this contract, $194,461 was paid as of December 31, 2007. The balance will be paid when the final report is accepted, which is expected to be later this year. Since 2003, additional services were added to the study. These services were contracted for $200,043, of all which have been paid.

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program could be up to $223,126 or less, based on the fees, enrollment and completion of 20 patients. The clinical trial has been completed, Rexahn paid $17,426 as of June 30, 2008. We expect to make a remaining payment under the agreement in 2008.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding year's adjusted base rent. Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of June 30, 2008 are as follows:

Remainder of 2008	$111,328
2009	$112,972
$224,300

On September 12, 2005, we entered into an employment agreement with the Chief Executive Officer. The agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for ArchexinTM. In accordance with the initial agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses. The service costs are payable in 24 monthly payments of $18,633 plus an up front payment of $149,061 due upon signing. We paid $614,876 and $540,346 towards the initial cost of the study as of June 30, 2008 and December 31, 2007 respectively.  In 2007, additional services were added to the project. The cost of the additional services is $106,220, of all which have been paid.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop several release formulations for SerdaxinTM and ZoraxelTM. Total contracted amount is $687,625, of which $423,905 has been paid as of June 30, 2008.

On February 1, 2007, we entered into a research agreement with University of Maryland Baltimore Biotechnology Institute to identify new JNK inhibitors using their NMR technology. The total amount to be paid under this contract is $17,000, of which $10,000 was paid in the year ended December 31, 2007. The balance will be paid later this year.

On May 18, 2007, we contracted with Lab Connect to provide sample management and central laboratory services for Phase II clinical studies for ArchexinTM clinical trials. The total contract amount is estimated to be $197,220. We paid $54,444 towards the cost of the study as of June 30, 2008.

On June 13, 2007, we contracted with Formatech to test the stability of the ArchexinTM package. The total amount to be paid for this contract was $21,500, of which $14,500 was paid in 2007, and the balance will be paid when the final report is submitted, which is expected to be in three years.

Effective as of September 12, 2007, we entered into an employment agreement with our Chief Financial Officer. The agreement expires on September 12, 2009 and results in an annual commitment of $160,000.

On July 14, 2008, we entered into an employment agreement with a key executive to serve as Chief Business Officer of the Company.  The agreement results in an annual commitment of $200,000 through July 13, 2009.

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

Over the next 12 months we expect to spend a minimum of approximately $1 million on clinical development for Phase II clinical trials of Archexin, $1 million on clinical development for Phase II clinical trials of Serdaxin and Zoraxel, $3 million on general corporate expenses, and approximately $224,000 on facilities rent. We plan to initiate additional Phase II clinical trials of Archexin for pancreatic cancer patients later this year at an additional cost of up to approximately $1 million for the next 12 months. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $6 million through the second quarter of 2009.

Management believes there is sufficient cash and cash equivalents and investments to fund operations for next 12 months.  However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

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

Item 4T Controls and Procedures

As of June 30, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our financial reporting.

PART II

Item 1 Legal Proceedings

None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company on June 12, 2008 in Rockville, Maryland, the following matters were voted on by the Company's stockholders and approved by the following votes:

	Number of Shares
	Voted For		Withheld
1. Election of Directors:
Chang H. Ahn	48,051,221	–	50
Charles Beever	48,051,221	–	50
Kwang Soon Cheong	48,051,221	–	50
Ted T.H. Jeong	48,051,221	–	50
Y. Michele Kang	48,051,221	–	50
David McIntosh	48,051,221	–	50
Dr. Freddie Ann Hoffman	48,051,221	–	50

	Number of Shares
	Voted For	Voted Against	Abstentions
2. Proposal to ratify appointment of Lazar Levine & Felix LLP as the Company's Independent auditors	48,051,271	–	–

Item 5 Other Information

None

Item 6 Exhibits

Exhibit No.	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0*	Section 1350 Certificate	Filed herewith

*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

Date: August 14, 2008	By: /s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

Date: August 14, 2008	By: /s/ Ted T.H. Jeong
Ted T.H. Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated June 30, 2008

Exhibit No.	Description	Location
31.1	Rule 13 a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13 a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0	Section 1350 Certificate	Filed herewith