Form 10-Q
period 2008-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2008-11-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ❑ No ☒

Indicate the number of shares outstanding of each of the issuer' s classes of common stock, as of the latest practicable date: 56,025,649 shares of common stock outstanding as of November 14, 2008.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I FINANCIAL INFORMATION
			Page
Item1	Financial Statements
	1.	Condensed Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	3
	2.	Condensed Statements of Operations for the three months and nine months ended September 30, 2008and 2007 and March 19, 2001 (inception) to September 30, 2008 (unaudited)	4
	3.	Statements of Stockholders' Equity and Comprehensive Loss for the nine months ended September 30, 2008 (unaudited)	5
	4.	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and March 19, 2001 (inception) to September 30, 2008 (unaudited)	6
	5.	Notes to condensed financial statements (unaudited)	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations		19
Item 3	Quantitative and Qualitative Disclosures About Market Risk		28
Item 4T	Controls and Procedures		28

PART II OTHER INFORMATION

Item 1	Legal Proceedings		29
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		29
Item 3	Defaults Upon Senior Securities		29
Item 4	Submission of Matters to a Vote of Security Holders		29
Item 5	Other Information		29
Item 6	Exhibits		29

SIGNATURES			30

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$221,510	$3,809,571
Short-term investments	4,624,875	3,550,000
Prepaid expenses and other	736,760	717,205
Total Current Assets	5,583,145	8,076,776
Equipment, Net	100,433	102,951
Intangible Assets, Net	290,584	303,943
Total Assets	$5,974,162	$8,483,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts payable and accrued expenses	$364,850	$606,832
Total Current Liabilities	364,850	606,832
Deferred Revenue	1,068,750	1,125,000

Total Liabilities	1,433,600	1,731,832
Commitment and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 56,039,854 (2007-55,306,996) issued and 56,025,649 (2007-55,292,791) outstanding	5,604	5,530
Additional paid-in capital	33,097,178	31,769,049
Accumulated deficit during the development stage	(28,258,455)	(24,994,331)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)
Accumulated other comprehensive (loss)	(275,355)	-

Total Stockholders' Equity	4,540,562	6,751,838

Total Liabilities and Stockholders' Equity	$5,974,162	$8,483,670

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					From March 19,
	Three Months		Nine Months		2001
	Ended September 30,		Ended September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008
Revenues:
Research	$18,750	$18,750	$56,250	$56,250	$431,250

Expenses:
General and administrative	645,368	555,625	1,893,819	1,971,891	14,232,553
Research and development	567,905	465,934	1,419,077	1,441,225	12,221,414
Patent fees	57,574	45,698	163,778	120,536	869,251
Depreciation and amortization	13,875	14,475	41,574	46,212	489,035

Total Expenses	1,284,722	1,081,732	3,518,248	3,579,864	27,812,253

Loss from Operations	(1,265,972)	(1,062,982)	(3,461,998)	(3,523,614)	(27,381,003)

Other (Income) Expense
Realized loss on securities available-for-sale	-	-	22,365	-	22,365
Interest income	(52,122)	(23,606)	(220,239)	(116,499)	(1,071,060)
Interest expense	-	-	-	-	301,147
Beneficial conversion feature	-	-	-	-	1,625,000
	(52,122)	(23,606)	(197,874)	(116,499)	877,452
Net Loss Before Provision for Income Taxes	(1,213,850)	(1,039,376)	(3,264,124)	(3,407,115)	(28,258,455)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,213,850)	$(1,039,376)	$(3,264,124)	$(3,407,115)	$(28,258,455)

Net Loss per share outstanding, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	56,025,649	50,338,393	55,800,977	50,323,209

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Loss
(Unaudited)

	Common Stock	Additional paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total	Total Comprehensive Loss

Balances at December 31, 2007	$5,530	$31,769,049	$(24,994,331)	$(28,410)	$-	$6,751,838	$-
Stock compensation expense	-	397,002	-	-	-	397,002	-
Common stock issued	65	899,936	-	-	-	900,001	-
Exercise of stock options	9	31,191	-	-	-	31,200	-
Net (loss)	-	-	(3,264,124)	-	-	(3,264,124)	(3,264,124)
Unrealized loss on securities available for sale	-	-	-	-	(275,355)	(275,355)	(275,355)
Balances at September 30, 2008	$5,604	$33,097,178	$(28,258,455)	$(28,410)	$(275,355)	$4,540,562	$(3,539,479)

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Cumulative
			From March 19,
	Nine Months		2001
	Ended September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash Flows from Operating Activities:
Net loss	$(3,264,124)	$(3,407,115)	$(28,258,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	41,574	46,212	489,035
Stock option compensation expense	397,002	786,094	3,769,153
Amortization of deferred revenue	(56,250)	(56,250)	(431,250)
Realized losses on securities available-for-sale	22,365	-	22,365
Changes in assets and liabilities:
Prepaid expenses and other	(19,555)	65,856	(736,760)
Accounts payable and accrued expenses	(241,982)	(143,056)	364,850
Net Cash Used in Operating Activities	(3,120,970)	(2,708,259)	(23,134,185)
Cash Flows from Investing Activities:
Purchase of equipment	(25,697)	-	(523,836)
Purchase of securities available-for-sale	(5,848,176)	-	(9,398,176)
Proceeds from sales of securities available-for-sale	4,475,581	-	4,475,581
Net Cash Used in Investing Activities	(1,398,292)	-	(5,446,431)
Cash Flows from Financing Activities:
Issuance of common stock	931,201	42,000	22,536,752
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Payment of licensing fees	-	-	(356,216)
Principal payments on long-term debt	-	-	(28,410)
Net Cash Provided by Financing Activities	931,201	42,000	28,802,126
Net Increase (Decrease) in Cash and Cash Equivalents	(3,588,061)	(2,666,259)	221,510
Cash and Cash Equivalents - beginning of period	3,809,571	4,034,060	-
Cash and Cash Equivalents - end of period	$221,510	$1,367,801	$221,510

Supplemental schedule of non-cash investing activities:

The Company’s securities classified as available-for-sale decreased in fair value by $275,355 in 2008 and was recorded as comprehensive loss as a component of stockholders’ equity.

(See the notes accompanying the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008. The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

2.	Summary of Significant Accounting Policies

a)	Basis of Accounting

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year.

b)	Short-term investments

Short-term investments are considered “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and thus are reported at fair value in our accompanying Condensed Balance Sheets, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.  Realized gains and losses are accounted on the basis of specific identification and are included in other income (expense) in our condensed income statements.  We classify such investments as current on our balance sheets as the investments are readily marketable and available for use in our current operations.  Comprehensive loss for the nine and three month periods ended September 30, 2008 was $275,355 and $71,876, and none for the year ended December 31, 2007, respectively.

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

c)	Recent Accounting Pronouncements Affecting the Company

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards ("SFAS")  No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FSP on SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS No. 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS No. 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS No. 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not impact the Company’s financial position or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will have no impact on the Company's financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated  entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No.160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS No. 160 will have no impact on the Company’s financial statements.

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

d)	Earnings Per Share

The following weighted average number of shares was used for the computation of basic and diluted loss per share:

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Basic	56,025,649	50,338,393	55,800,977	50,323,209

Diluted	56,025,649	50,338,393	55,800,977	50,323,209

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive.

Diluted loss per share for the three and nine month periods ended September 30, 2008 and 2007 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Stock Options	5,086,795	3,093,420	5,086,795	3,093,420

Warrants	1,207,151	-	1,207,151	-

3.	Equipment, Net

	September 30,	December 31,
	2008	2007

Furniture and fixtures	$31,713	$31,713
Office equipment	69,345	43,648
Lab and computer equipment	423,159	423,159
	524,217	498,520

Less: Accumulated depreciation	423,784	395,569

Net carrying amount	$100,433	$102,951

Depreciation expense was $9,422 and $10,022 for the three months ended September 30, 2008 and 2007, respectively, and $28,215 and $32,637 for the nine months ended September 30, 2008 and 2007, respectively.

4.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax") whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license has been measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straightline basis over an estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%.  During 2006 the outstanding balance was paid.  Amortization expense was $4,453 and $4,453 for the three months ended September 30, 2008 and 2007, respectively.  Amortization expense was $13,359 and $13,575 for the nine months ended September 30, 2008 and 2007, respectively. Management does not believe that there is an impairment of intangible assets at September 30, 2008.

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

The following table sets forth the intangible asset:

	September 30,	December 31,
	2008	2007

Revaax license, original cost	$356,216	$356,216
Less: Accumulated amortization	65,632	52,273

Balance	$290,584	$303,943

Amortization over the next five (5) years and thereafter is as follows:

2008	$4,453
2009	17,811
2010	17,811
2011	17,811
2012	17,811
Thereafter	214,887
$290,584

5.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $18,750 and $56,250 was included in revenues for the three and nine months ended September 30, 2008 and 2007.  The remaining $1,068,750 at September 30, 2008 (December 31, 2007-$1,125,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2009.

6.	Common Stock

The following transactions occurred during fiscal years 2001 through September 30, 2008:

a)           On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company's founders for $1.

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

w)           On December 18, 2007, the Company issued 4,857,159 units in a private placement at a price $1.40 per unit for total gross proceeds of $6,800,023.  Investors also were issued one warrant for every five shares purchased.  One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing of the private placement.  The warrants have been valued at $1,103,164 and were charged to additional paid in capital.  Private placement closing costs of $139,674, including 107,144 warrants issued, valued at $91,119, were recorded as a reduction of the issuance proceeds.

x)            On December 27, 2007 an option holder exercised options to purchase shares of the Company's common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

y)           On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price of $1.40 per unit for total gross proceeds of $900,001.  One warrant will entitle the holder to purchase an additional share of common stock at a price of $1.80 at any time over a period of three years from the date of the private placement.  The warrants were valued at $220,005 and were charged to additional paid-in-capital.

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

z)            On May 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $7,200 and the Company issued an aggregate of 30,000 shares.

aa)          On June 2, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

bb)         On June 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

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

For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006 and at September 30, 2008, 9,927,500 options were available for issuance.

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

The Company's results of operations for the three and nine months ended September 30, 2008 include share-based employee compensation expense totaling $59,325 and $174,122, respectively, and for the three and nine months period ended September 30, 2007, include share-based employee compensation expense totaling $144,880 and $447,996, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense in the third quarter of 2008 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

Stock compensation expenses related to non-employee options were $19,766 and $222,880 for the three and nine months period ended September 30, 2008 and $69,188 and $338,098 for the three and nine months period ended September 30, 2007.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Total stock-based compensation recognized by the Company in the nine months ended September 30, 2008 and 2007, and the period from inception (March 19, 2001) to September 30, 2008, all of which relates to stock options and warrants, is as follows:

	For the three months ended		For the nine months ended		Cumulative from March 19, 2001
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	(Inception) to September 30, 2008
Income statement line item:
General and administrative
Payroll	$9,200	$100,331	$27,600	$308,400	$1,124,328
Consulting and other professional fees	17,402	15,230	134,448	113,083	731,552
Research and development:
Payroll	50,125	44,552	146,523	139,596	630,893
Consulting and other professional fees	2,364	53,956	88,431	225,015	1,282,380
Total	$79,091	$214,069	$397,002	$786,094	$3,769,153

There were 100,000 stock options granted at an exercise price of $2.19 with a fair value of $161,415, 150,000 stock options at an exercise price of $1.47 with a fair value of $125,968, 400,000 stock options at an exercise price of $1.29 with a fair value of $418,665 and there were 100,000 stock options granted at an exercise price of $3.24 with a fair value of $17,880 during the nine months ended September 30, 2008. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under SFAS No. 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 107.

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2008	2007
Black-Scholes weighted average assumptions:
Expected dividend yield	0	0
Expected volatility	100% - 114%	100%
Risk free interest rate	1.60% - 4.99%	2.67% - 4.99%
Expected term (in years)	0.52-5 years	0.3-5 years

The following table summarizes the employee and non-employee share-based transactions:

	2008		2007
	Shares Subject to Options	Weighted Avg.Option Prices	Shares Subject to Options	Weighted Avg.Option Prices

Outstanding at January 1	6,045,795	$0.97	6,123,295	$0.94
Granted	750,000	1.71	425,000	1.44
Exercised	(90,000)	0.35	(52,500)	0.80
Cancelled	(50,000)	1.34	(352,500)	1.35

Outstanding at September 30	6,655,795	$1.05	6,143,295	$0.95

The following table summarizes information about stock options outstanding as of September 30, 2008 and 2007:

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	6,655,795	$1.05	7.0 years	$2,655,485
Exercisable at September 30, 2008	4,996,795	$1.11	6.5 years	$2,486,567

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	6,143,295	$0.95	7.1 years	$3,415,622
Exercisable at September 30, 2007	3,093,420	$0.84	6.9 years	$2,621,822

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

As of September 30, 2008 and 2007, there was $1,851,934 and $1,883,885 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.68 years and 1.2 years, respectively.

8.	Commitments and Contingencies

a)           The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision.

As of September 30, 2008, the total maximum commitment under these agreements was estimated to be $2,892,094 and the Company had made payments totaling $2,072,044 and has accrued $66,313 under the terms of the agreements as at September 30, 2008.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)           The Company and three of its key executives have entered into employment agreements. One of the two agreements was renewed on September 12, 2007 and results in an annual commitment of $160,000 through September 12, 2009. The second agreement expires on September 12, 2010 and results in an annual commitment of $350,000.  The third agreement expires on July 13, 2009 and results in an annual commitment of $200,000.

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

Minimum future rental payments under this lease as of September 30, 2008 are as follows:

Remainder of 2008	$56,414
2009	112,972
$169,386

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

REXAHN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

The Company determines fair values for its investment assets as follows:

Investments, at fair value—The Company's investments, at fair value, consists of marketable equity securities and government obligations—marked to market. The Company’s marketable equity securities are classified within level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	Book/ Carrying Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Equity Investments	$1,350,000	$1,350,000	$	- -	$-
Government Obligations	3,274,875	3,274,875		-	-
Total Assets	$4,624,875	$4,624,875	$	- -	$-

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

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months and Nine Months Ended September 30, 2008 and 2007:

Total Revenues

For the three and nine month periods ended September 30 2008 and 2007, we recorded revenues of $18,750 and $56,250, respectively.  In all periods the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority shareholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $89,743, or 16.2%, from $555,625 for the three months ended September 30, 2007 to $645,368 for the three months ended September 30, 2008.  General and administrative expenses decreased by $78,072 or 4.0% from $1,971,891 for the nine months ended September 30, 2007 to $1,893,819 for the nine months ended September 30, 2008.  The increase in the three month period of 2008 is primarily due to an increase in the number of employees.  The decrease in the nine month period of 2008 was primarily due to lower stock option compensation expense during 2008.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Research and development expenses increased $101,971 or 21.9% from $465,934 for the three months ended September 30, 2007 to $567,905 for the three months ended September 30, 2008.  This increase is primarily due to a new project initiated during the three months. Research and development expenses decreased $22,148 or 1.5% from $1,441,225 for the nine months ended September 30, 2007 to $1,419,077 for the nine months ended September 30, 2008.  This decrease was primarily due to a decline in clinical study expenses.

Patent Fees

Our patent fees increased $11,876 or 26.0%, from $45,698 for the three months ended September 30, 2007 to $57,574 for the three months ended September 30, 2008. Patent fees increased by $43,242, or 35.9% from $120,536 for the nine months ended September 30, 2007 to $163,778 for the nine months ended September 30, 2008.  The increases during the 2008 periods were due primarily to more patent issuances during 2008.

Depreciation and Amortization

Depreciation and amortization expense remained largely unchanged for the three and nine months ended September 30, 2008, respectively, compared to the three months ended September 30, 2007, respectively.

Interest Income

Interest income increased $28,516, or 120.8%, from $23,606 for the three months ended September 2007 to $52,112 for the three months ended September 30, 2008. Interest income increased $103,740 or 89.0% from $116,499 for the nine months ended September 30, 2007 to $220,239 for the nine months ended September 30, 2008.  The increases are primarily due to higher short term investments balances during the 2008 periods.

Net Loss

As a result of the above, the net loss for the three months and nine months ended September 30, 2008 was $1,213,850 and $3,264,124, respectively, or $0.02 and $0.06 per share, respectively, compared to a net loss of $1,039,376 and $3,407,115, respectively, or $0.02 and $0.07 per share, respectively, for the three months and nine months ended September 30, 2007.

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

The Phase II clinical trial of Archexin began in the third quarter of 2007 in patients with advanced RCC who have failed previous treatments. The trial is the first of multiple trials planned for Archexin. We estimate that the Phase II trials will be completed in 2009 and will require approximately $5,000,000. In January 2005, we received "orphan drug designation" from the FDA for Archexin for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer. The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people. Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States. In the fourth quarter of 2008, we plan to apply Archexin to the treatment of pancreatic cancer.

Serdaxin

SerdaxinTm is being developed to treat depression and mood disorders, and has proven and well-established safety in humans. Serdaxin is scheduled to enter Phase II trials in the second half of 2008. We currently estimate that Phase II trials will be completed in 2010 and will require approximately $2,500,000.

Zoraxel

ZoraxelTm is a CNS-based sexual dysfunction drug that has extensive and excellent safety in humans. The Phase II clinical trial of Zoraxel began in the first half of 2008. We currently estimate that the Phase II trials will be completed in 2009 and will require a total of approximately $1,500,000.

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

Through September 30, 2008, the costs incurred for development of these compounds to date have been approximately $1,000,000. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per compound for a total of $4,500,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3,120,970 for the nine months ended September 30, 2008 compared to cash used in operating activities of $2,708,259 for the same period ended September 30, 2007. The operating cash flows during the nine months ended September 30, 2008 reflect our loss from operations of $3,264,124 and a net increase in cash components of working capital of and by non-cash charges totaling $143,154. Non-cash charges consist of depreciation and amortization of $41,574, stock option compensation expense of $397,002, amortization of deferred revenue of $(56,250), and realized loss on securities of $22,365. The decrease in working capital consists of a $241,982 decrease in accounts payable and accrued expenses and an increase of $19,555 in prepaid and other assets.

Cash used in investing activities of $1,398,292 during the nine months ended September 30, 2008 consisted of $25,697 used for purchases of equipment, $5,848,176 used for purchases of securities available-for-sale, and $4,475,581 received from proceeds of disposition of securities available-for-sale.

Cash provided by financing activities of $931,201 during the nine months ended September 30, 2008 was primarily the result of the $900,001 of proceeds from a private placement of 642,858 units in May 2008 as well as approximately $30,000 in proceeds from the exercise of stock options.

For the nine months ended September 30, 2008, we experienced net losses of $3,264,124. Our accumulated deficit as of September 30, 2008, was $28,258,455.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents. During the nine months ended September 30, 2008, we had a net decrease in cash and cash equivalents of $3,588,061 resulting primarily from the cash used in current year operations and purchases of securities in excess of the proceeds from sales of securities. Total cash and cash equivalents as of September  30, 2008 were $221,510 compared to $3,809,571 as of December 31, 2007.

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

CONTRACTUAL OBLIGATIONS

On October 2, 2003, we contracted with Amarex to conduct certain Phase I clinical studies for ArchexinTM (then RX0201). Of the $239,337 to be paid under this contract, $194,461 was paid as of September 30, 2007. The balance will be paid when the final report is accepted, which is expected to be later this year. Since 2003, additional services were added to the study. These services were contracted for $200,043, of all which have been paid.

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006. The total estimated cost of the program is $121,359 based on the fees, enrollment and completion of 13 patients. The clinical trial has been completed and Rexahn has paid $48,150 as of September 30, 2008. We expect to make a remaining payment under the agreement in 2008.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding year's adjusted base rent. Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges.

Minimum future rental payments under this lease as of September 30 2008 are as follows:

Remainder of 2008	$56,414
2009	$112,972
$169,386

On September 12, 2005, we entered into an employment agreement with the Chief Executive Officer. The agreement expires on September 12, 2010 and results in an annual commitment of $350,000.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for ArchexinTM. In accordance with the initial agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses. The service costs are payable in 24 monthly payments of $18,633 plus an up front payment of $149,061 due upon signing. We paid $614,816 and $540,346 towards the initial cost of the study as of September 30, 2008 and as of December 31, 2007 respectively.  In 2007, additional services were added to the project. The cost of the additional services is $106,220, of all which have been paid.

On April 3, 2006, we contracted with UPM Pharmaceuticals, Inc. to develop several release formulations for SerdaxinTM and ZoraxelTM.  In 2007 and 2008, additional services were added to the project.  Total contracted amount is $937,630, of which $539,565 has been paid as of September 30, 2008.

On February 1, 2007, we entered into research agreement with University of Maryland Baltimore Biotechnology Institute to identify new JNK inhibitors using their NMR technology. The total amount to be paid under this contract is $17,000, of which $10,000 was paid in the year ended December 31, 2007. The balance will be paid later this year.

On May 18, 2007, we contracted with Lab Connect to provide sample management and central laboratory services for Phase II clinical studies for ArchexinTM clinical trials. The total contract amount is estimated to be $197,220. We paid $54,444 towards the cost of the study as of September 30, 2008.

On June 13, 2007, we contracted with Formatech to test the stability of the ArchexinTM package. The total amount to be paid for this contract was $21,500, of which $14,500 was paid in 2007, $1,000 was paid in 2008 and the balance will be paid when the final report is submitted, which is expected to be in three years.

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

Over the next 12 months we expect to spend a minimum of approximately $500,000 on clinical development for Phase II clinical trials of Archexin, $1 million on clinical development for Phase II clinical trials of Serdaxin and Zoraxel, $2 million on general corporate expenses, and approximately $170,000 on facilities rent. We plan to initiate additional Phase II clinical trials of Archexin for pancreatic cancer patients later this year at an additional cost of up to approximately $500,000 for the next 12 months. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan for the next 12 months, could aggregate up to $4.5 million through the third quarter of 2009.

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

Item 4T Controls and Procedures

As of September 30, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the date of this evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, our financial reporting.

PART II

Item 1 Legal Proceedings

None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits

Exhibit No.	Description	Location
10.1	Employment Agreement with Rakesh Soni dated July 14, 2008	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0*	Section 1350 Certificate	Filed herewith
*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

Date: November 14, 2008	By: /s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

Date: November 14, 2008	By: /s/ Ted T.H. Jeong
Ted T.H. Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 30, 2008

Exhibit No.	Description	Location
31.1	Rule 13 a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13 a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.0	Section 1350 Certificate	Filed herewith