Form 10-K/A
period 2008-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2009-03-24
CIK 1228627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 16, 2009

Common Stock, $.0001 par value per share	56,025,649 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None.	-

Unless the context indicates otherwise, references in this Amendment No. 1 on Form 10-K/A to the “Company,” the “registrant,” “we,” “our” and “us” mean Rexahn Pharmaceuticals, Inc..

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”), filed with the Securities and Exchange Commission on March 16, 2009. This Amendment is being filed solely to refile the consent of our independent registered public accounting firm, Parente Randolph, LLC, which is filed herewith as Exhibit 23.1, and the consent of our former independent registered public accounting firm, Lazar Levine & Felix LLP, which is filed herewith as Exhibit 23.2, to provide for their incorporation by reference in our Registration Statement on Forms S-8 and S-3, as therein provided.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

This Amendment No. 1 does not reflect events occurring after the original filing date of the 10-K or otherwise modify or update the disclosures set forth in the 10-K, including the financial statements and notes to financial statements set forth in the 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits.   The exhibits that are filed with this Amendment No. 1 are set forth in the Index to Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.

Date: March 24, 2009	By:	/s/ Tae Heum Jeong
Tae Heum Jeong
Chief Financial Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this 10-K/A has been signed on the 24th day of March, 2009 by the following persons on behalf of the issuer and in the capacities indicated:

Name	Title
/s/ Chang H. Ahn* Chang H. Ahn	Chairman and Chief Executive Officer
/s/ Tae Heum Jeong* Tae Heum Jeong	Chief Financial Officer, Secretary and Director
/s/ Freddie Ann Hoffman* Freddie Ann Hoffman	Director
/s/ David McIntosh* David McIntosh	Director
/s/ Charles Beever* Charles Beever	Director
/s/ Kwang Soo Cheong* Kwang Soo Cheong	Director
/s/ Y. Michele Kang* Y. Michele Kang	Director

* By: /s/ Tae Heum Jeong, Attorney-in Fact
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

INDEX TO EXHIBITS

to Amendment No. 1 to the Annual Report on Form 10-K/A for the Year Ended December 31, 2008

Exhibit
Number	Description of Exhibit

23.1	Consent of Parente Randolph, LLC
23.2	Consent of Lazar, Levine & Felix LLP
24	Power of Attorney filed as Exhibit 24 to the Company’s Annual Report on Form 10-K filed on March 16, 2009 is hereby incorporated by reference.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.