Form 10-Q
period 2009-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2009-05-11
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☑  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,025,649  shares of common stock outstanding as of May 11, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	3

	2)	Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited) and Cumulative from March 19, 2001 (inception) to March 31, 2009 (unaudited)	4

	3)	Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited) and Cumulative from March 19, 2001 (inception) to March 31, 2009 (unaudited)	5

	4)	Notes to unaudited condensed financial statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

Item 3	Quantitative and Qualitative Disclosures About Market Risk		30
Item 4	Controls and Procedures		30

PART II	OTHER INFORMATION
Item 1	Legal Proceedings		32
Item 1A	Risk Factors		32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		32
Item 3	Defaults Upon Senior Securities		32
Item 4	Submission of Matters to a Vote of Security Holders		32
Item 5	Other Information		32
Item 6	Exhibits		32

SIGNATURES			33

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,859,980	$369,130
Marketable securities (note 3)	994,870	2,999,750
Prepaid expenses and other (note 4)	182,579	366,765
Total Current Assets	3,037,429	3,735,645
Equipment, Net (note 5)	85,508	92,212
Intangible Assets, Net (note 6)	281,680	286,132
Total Assets	$3,404,617	$4,113,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 7)	$474,388	$358,894

Deferred Revenue (note 8)	1,031,250	1,050,000

Total Liabilities	1,505,638	1,408,894
Commitment and Contingencies (note 12)
Stockholders' Equity (note 9):
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 56,039,854 issued	5,604	5,604
Additional paid-in capital	33,319,770	33,184,860
Accumulated deficit during the development stage	(31,391,281)	(29,906,479)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)
Accumulated other comprehensive (loss)	(6,704)	(550,480)

Total Stockholders' Equity	1,898,979	2,705,095

Total Liabilities and Stockholders' Equity	$3,404,617	$4,113,989

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative
			From March 19,
	Three Months		2001
	Ended March 31,		(Inception) to
	2009	2008	March 31, 2009
Revenues:
Research	$18,750	$18,750	$468,750

Expenses:
General and administrative	723,107	565,980	15,587,546
Research and development	721,926	779,966	13,953,770
Patent fees	54,137	43,665	975,970
Depreciation and amortization	11,991	17,645	515,195

Total Expenses	1,511,161	1,407,256	31,032,481

Loss from Operations	(1,492,411)	(1,388,506)	(30,563,731)

Other (Income) Expense
Realized loss on marketable securities	-	22,365	20,366
Interest income	(7,609)	(107,441)	(1,118,963)
Interest expense	-	-	301,147
Beneficial conversion feature	-	-	1,625,000
Total Other (Income) Expense	(7,609)	(85,076)	827,550
Net Loss Before Provision for Income Taxes	(1,484,802)	(1,303,430)	(31,391,281)
Provision for Income Taxes	-	-	-
Net Loss	$(1,484,802)	$(1,303,430)	$(31,391,281)

Loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	56,025,649	55,342,242

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative From March 19,
	Three Months		2001
	Ended March 31,		(Inception) to
	2009	2008	March 31, 2009
Cash Flows from Operating Activities:
Net loss	$(1,484,802)	$(1,303,430)	$(31,391,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	11,991	17,645	515,576
Stock option compensation expense	134,910	165,825	3,991,744
Amortization of deferred revenue	(18,750)	(18,750)	(468,750)
Realized losses on marketable securities	-	22,365	20,366
Changes in assets and liabilities:
Prepaid expenses and other	184, 186	(52,967)	(182,579)
Accounts payable and accrued expenses	115,494	(17,390)	474,388
Net Cash (Used in) Operating Activities	(1,056,971)	(1,186,702)	(25,393,659)

Cash Flows from Investing Activities:
Purchase of equipment	(835)	(25,274)	(526,548)
Purchase of marketable securities	(1,001,345)	(5,848,176)	(10,445,000)
Proceeds from sales of marketable securities	3,550,001	4,450,583	9,423,060

Net Cash (Used in) Provided by Investing Activities	2,547,821	(1,422,867)	(1,548,488)
Cash Flows from Financing Activities:
Issuance of common stock	-	900,001	22,536,753
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Payment of licensing fees	-	-	(356,216)
Principal payments on long-term debt	-	-	(28,410)
Net Cash Provided by Financing Activities	-	900,001	28,802,127

Net Increase (Decrease) in Cash and Cash Equivalents	1,490,850	(1,709,568)	1,859,980
Cash and Cash Equivalents - beginning of period	369,130	3,809,571	-

Cash and Cash Equivalents - end of period	$1,859,980	$2,100,003	$1,859,980
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities: Warrants issued	-	-	$1,414,287

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit during the development stage of $31,391,281 at March 31, 2009 and anticipates incurring losses through the year 2009 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, issuance of long-term debt, and proceeds from reimbursed research and development costs.  The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to cover its cash flow requirements through March 31, 2010.  Management has the capability of managing the Company’s operating activities within existing cash and marketable securities available by reducing research and development activities and general and administrative expenses.  This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2009.  The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

2.	Recent Accounting Pronouncements Affecting the Company

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 13 to the Condensed Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) . SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. We have adopted SFAS No. 160 beginning in the first quarter of our 2009 fiscal year and it did not have a material impact to our financial position.

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosures related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for the Company in the first quarter of fiscal 2009. The adoption did not have an impact on either the Company's financial position or results of operations as of March 31, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. We have adopted SFAS No. 161 beginning in the first quarter of our 2009 fiscal year and it did not have a material impact to our financial position.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) . FSP FAS 142-3 removed the requirement of SFAS No. 142 , Goodwill and Other Intangible Assets (“SFAS 142”) , for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations . FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments . This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of what this standard will have on its financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss . This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

3.	Marketable Securities

The following is a summary of marketable securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009

Market Index Target Term Securities	$1,001,345	$-	$6,475	$994,870
	$1,001,345	$-	$6,475	$994,870

December 31, 2008

State authority auction rate bonds	$3,550,000	$-	$550,250	$2,999,750
	$3,550,000	$-	$550,250	$2,999,750

Marketable securities as of March 31, 2009 have contractual maturities of one year or less.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

4.	Prepaid Expenses and Other

	March 31,	December 31,
	2009	2008

Deposits on contracts	$132,906	$294,337
Other assets	49,673	72,428

	$182,579	$366,765

5.	Equipment, Net

	March 31,	December 31,
	2009	2008

Furniture and fixtures	$31,713	$31,713
Office equipment	70,276	70,276
Lab and computer equipment	424,559	423,724

	526,548	525,713
Less: Accumulated depreciation	(441,040)	(433,501)

Net carrying amount	$85,508	$92,212

Depreciation expense was $7,539 and $13,192 for the three months ended March 31, 2009 and 2008, respectively.

6.	Intangible Assets, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license was measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straightline basis over an estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%.  Amortization expense was $4,452 for each of the three months ended March 31, 2009 and 2008.

The following table sets forth the intangible asset:

	March 31,	December 31,
	2009	2008

Revaax License, original cost	$356,216	$356,216
Less: Accumulated amortization	(74,536)	(70,084)

Net carrying amount	$281,680	$286,132

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

Amortization over the next five (5) years and thereafter is as follows:

2009 (remainder)	$13,358
2010	17,811
2011	17,811
2012	17,811
2013	17,811
Thereafter	197,078
$281,680

7.	Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2009	2008

Trade payables	$233,388	$136,906
Accrued expenses	144,228	98,486
Payroll liabilities	96,772	123,502

	$474,388	$358,894

8.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority stockholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $18,750 was included in revenues for the three months ended March 31, 2009 and 2008.  The remaining $1,031,250 at March 31, 2009 (December 31, 2008 - $1,050,000) is reflected as deferred revenue in the condensed balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

9.	Common Stock

The following transactions occurred from March 19, 2001 (inception) through March 31, 2009:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company's founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

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
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

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

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $7,200 and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

bb)	On June 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

cc)	There were no common stock transactions from January 1, 2009 to March 31, 2009.

10.	Stock-Based Compensation

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

For grants to non-employee directors and consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Shares of common stock authorized for issuance pursuant to options granted under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At March 31, 2009, options for 8,912,500 shares of common stock were available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

Accounting for Employee Awards

Effective January 1, 2006, the plan is accounted for in accordance with the recognition and measurement provisions of SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB No. 25, and related interpretations.

The Company's results of operations for the three months ended March 31, 2009 and 2008 include share-based employee compensation expense totaling $130,698 and $55,337, respectively. Such amounts have been included in the Condensed Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Condensed Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense in the first quarter of 2009 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

Stock compensation expense related to non-employee options was $4,212 for the period ended March 31, 2009 and $110,352 for the period ended March 31, 2008.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Total stock-based compensation recognized by the Company in the three months ended March 31, 2009 and 2008, and the period from inception (March 19, 2001) to March 31, 2009, all of which relates to stock options and warrants, is as follows:

	March 31,	March 31,	Inception (March 19, 2001) to March 31, 2009
	2009	2008
Income statement line item:
General and administrative
Payroll	$82,761	$9,200	$1,239,839
Consulting and other professional fees	4,187	71,655	738,207
Research and development:
Payroll	47,937	46,273	725,155
Consulting and other professional fees	25	38,696	1,288,583
Total	$134,910	$165,824	$3,991,784

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

There were no stock options granted during the three months ended March 31, 2009.  Options for a total of 100,000 shares of common stock were granted in the same period last year. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2009, the Company took into consideration guidance under SFAS No. 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 107.

The assumptions made in calculating the fair values of options are as follows:

Three Months Ended March 31,
2008
Black-Scholes weighted average assumptions:
Expected dividend yield	0
Expected volatility	104%
Risk free interest rate	1.38%-4.99%
Expected term (in years)	0.2 - 5 years

The following table summarizes the employee and non-employee share-based transactions:

	2009		2008
	Shares	Weighted Avg.	Shares	Weighted Avg.
	Subject	Option	Subject	Option
	to Options	Prices	to Options	Prices
Outstanding at January 1	7,760,795	$1.01	6,045,795	$0.97
Granted	-	-	100,000	2.19
Exercised	-	-	-	-
Cancelled	-	-	(50,000)	1.34

Outstanding at March 31	7,760,795	$1.01	6,095,795	$0.99

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

The following table summarizes information about stock options outstanding as of March 31, 2009 and 2008:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Subject	Avg. Option	Contractual	Intrinsic
	to Options	Prices	Term	Value
Outstanding at March 31, 2009	7,760,795	$1.01	6.6 years	$375,266

Exercisable at March 31, 2009	5,625,920	$0.94	6.5 years	$375,266

		Weighted
		Average
	Shares	Weighted	Remaining	Aggregate
	Subject	Avg. Option	Contractual	Intrinsic
	to Options	Prices	Term	Value
Outstanding at March 31, 2008	6,095,795	$0.99	6.7 years	$9,399,997

Exercisable at March 31, 2008	4,252,045	$0.89	6.5 years	$7,003,709

As of March 31, 2009 and 2008, there was $2,276,558 and $1,401,761 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.3 years and 1.1 years, respectively.

11.	Income Taxes

No provision for Federal or state income taxes was required for the period ended March 31, 2009, due to the Company’s operating losses.  At March 31, 2009, the Company has unused net operating loss carry-forwards of approximately $31,390,000 which expire at various dates through 2029.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of March 31, 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

	March 31, 2009	December 31, 2008
Net operating loss carry-forwards	$11,928,687	$11,364,336
Valuation allowance	(11,928,687)	(11,364,336)

Net deferred tax assets	$-	$-

We file income tax returns in the U.S. federal and Maryland state jurisdictions. Tax years for fiscal 2006 through 2008 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

12.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the terms of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2009, the total value of these agreements was approximately $3,766,330 and the Company had made payments totaling $2,599,912 under the terms of the agreements as at March 31, 2009.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. One of these agreements was renewed on September 12, 2007 and results in an annual commitment of $160,000 and expires September 12, 2009. The second agreement expires on September 12, 2010 and results in an annual commitment of $350,000.  The third agreement expires on July 13, 2009 and results in annual commitment of $200,000.

c)
In April 2004, the Company signed a 5 year lease for 8,030 square feet of office space in Rockville, Maryland commencing July 2004. The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding year’s adjusted base rent. Under the leasing agreement, the Company also pays its allocable portion of real estate taxes and common area operating charges.  Rent paid during the three month period ended March 31, 2009 was $56,487 (2008 - $54,841).  Minimum future rental payments under this lease as of March 31, 2009 total $56,487 for 2009. We are currently in negotiations with a new party to enter into a lease for new office space.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

e)
On August 19, 2008, the Company entered into an agreement with KCSA Strategic Communications (“KCSA”) for KCSA to provide investor relations services to the Company.  Under this agreement, the Company agreed to a monthly fixed retainer amount of $7,000 commencing on August 19, 2008.  In December 2008, the monthly retainer was reduced to $4,000 per month.  In accordance with the agreement, the contract may be terminated by either party upon thirty (30) days prior written notice to the other party.

f)
On April 20, 2009, Amarex, LLC filed suit against the Company in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.

13.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”) as of January 1, 2008. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are described below:

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

The Company determines fair values for its investment assets as follows:

Investments, at fair value—The Company investments consist of marketable indexed securities which are valued at fair value based on market prices and classified within level 2 of the fair value hierarchy.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
Three Months Ended March 31, 2009 and 2008

The following tables present our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Market Index Target Term Securities	$994,870	-	$994,870	-

Total Assets	$994,870	$-	$994,870	$-

14.	Subsequent Events

On April 14, 2009, the Company signed a non-binding Letter of Intent (“LOI”) with the Health Policy and Research Foundation (“HPRF”) of California to receive up to $8.55 million to conduct further clinical development of SerdaxinTM.  The proceeds will be used to the complete the subsequent trials of Serdaxin so that the Company can bring the treatment through regulatory approval and then to patients.  The receipt of proceeds is subject to the negotiation of the definitive agreement and other contingencies and requirements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report.  This Quarterly Report contains statements accompanied by such phrases as "believe", "estimate", "expect", "anticipate", "may", "intend" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

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

CRITICAL ACCOUNTING POLICIES

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our accounting policies are in accordance with United States generally accepted accounting principles, or GAAP, and their basis of application is consistent with those disclosed on form 10-K for the fiscal year ended December 31, 2008.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 13 to the Condensed Financial Statements for additional discussion on fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) . SFAS 141(R) establishes principles and requirements for how a company (a) recognizes and measures in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest (previously referred to as minority interest); (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) requires fair value measurements at the date of acquisition, with limited exceptions specified in the Statement. Some of the major impacts of this new standard include expense recognition for transaction costs and restructuring costs. SFAS 141(R) was effective for fiscal years beginning on or after December 15, 2008 and is applied prospectively. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. We have adopted SFAS No. 160 beginning in the first quarter of our 2009 fiscal year and it did not have a material impact to our financial position.

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosures related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for the Company in the first quarter of fiscal 2009. The adoption did not have an impact on either the Company's financial position or results of operations as of March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this Statement requires us to present currently disclosed information in a tabular format and also expands our disclosures concerning where derivatives are reported on the balance sheet and where gains/losses are recognized in the results of operations. We have adopted SFAS No. 161 beginning in the first quarter of our 2009 fiscal year and it did not have a material impact to our financial position.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) . FSP FAS 142-3 removed the requirement of SFAS No. 142 , Goodwill and Other Intangible Assets (“SFAS 142”) , for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations . FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments . This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of what this standard will have on its financial statements.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss . This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 and 2008:

Total Revenues

For each of the three month periods ended March 31, 2009 and 2008, we recorded revenues of $18,750 from the recognition of deferred revenue from a $1,500,000 contribution made in 2003 to us under a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority stockholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $157,127, or 27.8%, to $723,107 for the three months ended March 31, 2009 from $565,980 for the three months ended March 31, 2008.  The increase was primarily due to the NYSE Amex annual fee of $36,500 paid during the first quarter, increased payroll expenses and increased accounting and legal expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $58,040, or 7.4%, to $721,926 for the three months ended March 31, 2009 from $779,966 for the three months ended March 31, 2008.  The decrease was primarily due to a decrease in drug manufacturing and a decrease in research and development stock based compensation.

Patent Fees

Our patent fees increased $10,472, or 24.0%, to $54,137 for the three months ended March 31, 2009 from $43,665 for the three months ended March 31, 2008.  The increase during the 2009 period was due primarily due to the growth of our patent portfolio and additional office actions over the past year.

Interest Expense

We had no interest expense for the three month periods ended March 31, 2009 and March 31, 2008.

Interest Income

Interest income decreased $99,832, or 92.9%, for the three months ended March 31, 2009 to $7,609, compared to $107,441 for the three months ended March 31, 2008.  The decrease was primarily due to lower interest earned as a result of less cash and short term investments.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $5,654, or 32.0%, for the three months ended March 31, 2009 to $11,991, compared to $17,645 for the three months ended March 31, 2008.  The decrease was primarily due to lower amortization recorded on equipment due to limited additions and declining asset balances.

Net Loss

As a result of the above, the net loss for the three months ended March 31, 2009 was ($1,484,802), or ($0.03) per shares, compared to a net loss of ($1,303,430) for the three months ended March 31, 2008.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three clinical stage lead drug candidates, Archexin™, Serdaxin™ and Zoraxel™ and pre-clinical stage oncology drug candidates, RX-0183, RX-3117 and RX-5902. Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin™, Serdaxin™ and Zoraxel™, is uncertain, and because RX-0183, RX-3117 and RX-5902 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

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

The Phase II clinical trial of Archexin™ began in the third quarter of 2007 in patients with advanced renal cell carcinoma who have failed previous treatments.  The trial is the first of multiple trials planned for Archexin™. Phase II clinical trials for pancreatic cancer began in the first quarter of 2009.  We estimate that the Phase II trials of each indication will be completed in 2010 and will require approximately $5,000,000.  In January 2005, we received "orphan drug designation" from the FDA for Archexin™ for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer.  The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people.  Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States.  In the future, we plan to apply Archexin™ to the treatment of other orphan indications and other cancers.

Serdaxin™

SerdaxinTM is being developed to treat depression and mood disorders, and has proven and well-established safety in humans.  Phase II trials began in the first quarter of 2009.  We currently estimate that Phase II trials will require $1,750,000 through the end of 2011.

Zoraxel™

Zoraxel™ is a CNS-based sexual dysfunction drug that has extensive and excellent safety in humans.  Zoraxel™ entered Phase II trials in the first half of 2008. We currently estimate that these studies will require approximately $1,250,000 through the end of 2010.

Pre-clinical pipeline

RX-0183, RX-3117 and RX-5902 are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound for a total of $4,500,000.  These compounds may enter Phase I clinical trials in 2010.

The conduct of the clinical trial and toxicology studies described above are being accomplished in conjunction with third-party clinical research organizations, or CROs, at external locations.  This business practice is typical for the pharmaceutical industry and companies like us.  As a result, the risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control.  A delay in any of these programs may not necessarily have a direct impact on our daily operations.  However, to the extent that a delay may result in additional cost, a higher than expected expense may result.

We will need to raise additional money through debt offerings, equity offerings and research funding from outside parties in order to continue to develop our drug candidates.  If we are not able to raise sufficient additional money, we will have to severely reduce our research and development activities.  We will first stop research and development activities associated with our preclinical compounds.  To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs and may also reduce our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,056,971 for the three months ended March 31, 2009 compared to cash used in operating activities of $1,186,702 for the same period ended March 31, 2008.  The operating cash flows during the three months ended March 31, 2009 reflect our loss from operations of $1,484,802 and a net increase in cash components of working capital of $299,680 and is offset by non-cash charges of $128,151.  Non-cash charges consist of depreciation and amortization of $11,991, stock option compensation expense of $134,910 and amortization of deferred revenue of $18,750.  The increase in working capital primarily consists of a $115,494 increase in accounts payable and accrued expenses and a decrease of $184,186 to prepaid and other assets.

Cash provided by investing activities of $2,547,821 during the three months ended March 31, 2009 consisted of $835 used in the purchase of equipment, $1,001,345 used in the purchase of marketable securities and $3,550,001 from the proceeds from the sales of marketable securities.  Cash used in investing activities was $1,422,867 during the three months ended March 31, 2008.

For the three months ended March 31, 2009, we experienced net losses of $1,484,802.  Our accumulated deficit as of March 31, 2009 was $31,391,281.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During the three months ended March 31, 2009, we had a net increase in cash and cash equivalents of $1,490,850 resulting from the sale of marketable securities as offset by the cash used in operating activities.  Total cash and cash equivalents as of March 31, 2009 were $1,859,980 compared to $369,130 as of December 31, 2008.

The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, issuance of long-term debt, and proceeds from reimbursed research and development costs.  The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to cover its cash flow requirements through March 31, 2010.  Management has the capability of managing the Company’s operations within existing cash and marketable securities available by reducing research and development activities and general and administrative expenses.  This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.

CONTRACTUAL OBLIGATIONS

Contractual Obligations

In April 2004, we entered into a clinical development agreement with Georgetown University with an effective period from April 5, 2004 through April 5, 2006.  The total estimated cost of the program is $223,126, based on the fees, enrollment and completion of 20 patients.  The clinical trial has been completed and $121,359 was paid in 2008.

In April 2004, we signed a 5-year lease for 8,030 square feet of office space in Rockville, Maryland from July 2004 to June 2009.  The lease requires annual base rents of $200,750 subject to annual increases of 3% of the preceding years adjusted base rent.  Under the leasing agreement, we also pay our allocable portion of real estate taxes and common area operating charges. We are currently in negotiations with a new party to enter into a lease for new office space.  Minimum future rental payments under our current lease is $56,487

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for Archexin™.  In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an up front payment of $149,061 due upon signing.  In 2007, we added additional services to the Phase II clinical studies.   The cost of these services totals $106,220, all of which was paid as of December 31, 2008.  We paid $721,096 and $614,876 towards the cost of the study as of March 31, 2009 and December 31, 2008, respectively.  On April 20, 2009 Amarex filed a lawsuit against us for breach of contract claims due to a billing dispute.  We intend to defend the lawsuit vigorously.

On October 2, 2003, we contracted with Amarex to conduct Phase I clinical studies for Archexin™ (then RX-0201).  Of the $239,337 to be paid under this contract, $194,461 was paid as of March 31, 2009.  The balance will be paid when the final report is accepted, which is expected to be in 2009.  Since 2003, additional services were added to the study.  These services were contracted for $200,043, all of which was paid as of March 31, 2009.

From April 3, 2006 through 2008, we have contracted with UPM Pharmaceuticals, Inc. to develop several release formulations for Serdaxin™ and Zoraxel™ drug manufacturing.  In accordance with the agreements, the estimated total cost is $974,980, of which $852,030 was paid as of March 31, 2009.  The service costs are payable based upon a payment schedule related to certain milestones.

On April 15, 2007 we entered into research agreement with University of Maryland Biotechnology Institute to identify new JNK inhibitors using their NMR technology.  The total amount to be paid under this contract is $17,000, of which $10,000 was paid in 2007.  The balance will be paid when the final report is submitted, which is expected to be in 2009.

On May 18, 2007, we contracted with LabConnect to provide sample management and central laboratory services for Phase II clinical studies for Archexin™.  The total amount of the original contract was estimated to be $197,220.  On March 16, 2009, we entered into a new contract that replaces the May 18, 2007 contract.  The total amount to be paid is estimated to be $134,000, of which $43,694 (including $36,944 prepaid from the previous contract) was paid as of March 31, 2009.  The balance will be paid as services are performed over the next 3 months.

On December 29, 2008, we contracted with LabConnect to provide sample management and central laboratory services for Phase II clinical studies for Serdaxin™.  The total of the contract amount is estimated to be $35,899, of which $5,552 was paid as of March 31, 2009.  The balance will be paid as services are performed over the next 12 months.

On June 13, 2007, we contracted with Formatech to test the stability of the Archexin™ package.  The total amount to be paid for this contract is $21,500, of which $14,500 was paid in 2007.The balance will be paid when the final report is submitted, which is expected to be in 2010.

On May 6, 2008, we contracted with Delaware Valley Urology, LLC as a clinical site for our Phase IIa erectile dysfunction study for Zoraxel™.  In accordance with the agreement, the estimated contract duration is 17 months for an estimated cost of $57,365, with lab costs included.  A total of $47,596 has been made as of March 31, 2009.

On April 14, 2008, we contracted with Myron I Murdock M.D. LLC as a clinical site for our 12 month Phase IIa erectile dysfunction study for Zoraxel™.  The estimated amount of this contract, without lab costs, is $104,559, of which $47,210 was paid as of March 31, 2009.

On April 15, 2008, we entered into a 24 month contract with Radiant Development CRO to manage clinical trials for our Phase IIa erectile dysfunction study for Zoraxel™.  The total contract amount is estimated to be $109,655, of which $83,840 was paid as of March 31, 2009.

On September 5, 2008, we contracted with Radiant Research - Greer as a clinical site for our Phase IIa clinical study for Zoraxel™ for erectile dysfunction.  The estimated cost for the 12 month study is $62,532, of which $120,768 was paid as of March 31, 2009.  The study exceeded the initial estimated cost.  We estimate that the cost for the study will be $130,000.

On December 23, 2008, we entered into a 12 month contract with Radiant Development CRO to manage clinical trials for our Phase IIa major depressive disorder study for Serdaxin™.  The total contract amount is estimated to be $169,343, of which $57,466 was paid as of March 31, 2009.

On January 9, 2009, we contracted with Radiant Research - Denver as a clinical site for our Phase IIa clinical study for Serdaxin™ for major depressive disorder.  The estimated cost for the 18 month study is $131,600, of which $9,561 was paid as of March 31, 2009.

On January 17, 2008, we entered into a Research Services Agreement with the University of Maryland, Baltimore to conduct in vivo studies of the PC-3 tumor model with Archexin™ and RX-0047.  The total cost of the contract is $27,288, all of which was paid as of March 31, 2009.

On December 1, 2008, we entered into Research Services Agreement with the University of Tromso, Norway to conduct statistical analysis regarding sexual incentive motivation for our erectile dysfunction study.  The total cost for these services is $19,000, of which $9,500 was paid as of March 31, 2009.

On January 7, 2009, we contracted with Atlanta Center for Medical Research as a clinical site for our Phase IIa clinical study for Serdaxin™ for major depressive disorder.  The estimated cost for the 18 month study is $167,713, of which $37,187 was paid as of March 31, 2009.

On March 27, 2009, we contracted with Base Pair Communications in connection with our media relations development.  The cost of the consulting contract is $10,000, of which $5,000 was paid as of March 31, 2009.

On February 5, 2009, we contracted with Capital Clinical Research Associates, LLC as a clinical site for our Phase IIa clinical study for Serdaxin™ for major depressive disorder.  The estimated cost for the 18 month study is $129,568, of which $12,300 was paid as of March 31, 2009.

On March, 3 2009, we entered into a Licensing Agreement with David Ferguson for use of the Sexual Encounter Profile (SEP) for our Phase IIa clinical study for Serdaxin™ for major depressive disorder.  The cost of the license was $10,000, all of which was paid as of March 31, 2009.

On January 9, 2009, we entered into a consulting agreement with Sang Kook Lee for his consulting expertise in the evaluation of antitumor activity and mechanism study of in vitro cell culture systems.  The cost for the services is $20,000, all of which was paid as of March 31, 2009.

On March 18, 2009, we contracted with SIRO Clinpharm Pvt. Ltd and SIRO Clinpharm, USA to manage clinical trials for our Phase II pancreatic cancer study for Archexin™.  The estimated cost for the study is $362,708, of which $10,000 was paid as of March 31, 2009

CURRENT AND FUTURE FINANCING NEEDS

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

Over the next twelve months we expect to spend a minimum of approximately $1.2 million on clinical development for Phase II clinical trials of Archexin™, Serdaxin™ and Zoraxel™ (including our commitments described under "Contractual Commitments" of this Item 6), $2 million on general corporate expenses, and approximately $120,000 on facilities rent.  We will need to seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan over the next twelve months, could aggregate up to $3.5 million. If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

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

Foreign Exchange

We currently incur a portion of our operating expenses in currencies other than U.S. dollars, the reporting currency for our consolidated financial statements, and we have determined that such operating expenses have not been significant to date. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, if our operating expenses incurred outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. We do not currently hedge foreign currency exposure and do not intend to do so in the foreseeable future.

Interest Rates

Our exposure to market risk is currently confined to our cash and cash equivalents, marketable securities and restricted cash. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and marketable securities, we do not believe that a change in market rates would have any significant impact on the realized value of our investments.

Effects of Inflation

Our most liquid assets are cash and cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Marketable securities

We deposit our cash with financial institutions that we consider to be of high credit quality and purchase marketable securities which are generally investment grade, liquid, short-term fixed income securities and money-market instruments denominated in U.S. dollars. The notes are expected to mature in May and June 2009 and the Company expects minimal losses, if any.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including the Company’s principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that:

•
information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports that the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•
information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and other reports that the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•
the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic reports of the Company, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

On April 20, 2009, Amarex, LLC filed suit against us in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.

Item 1A	Risk Factors

In response to Item 1A of our 2008 Annual Report, we described a billing dispute between the Company and a pharmaceutical research provider, Amarex, LLC.  The dispute has resulted in a legal proceeding as described in Item 1 above. There were no other material changes in risk factors from those disclosed in the Company's Form 10-K for fiscal year ended December 31, 2008.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1*	Section 1350 Certificate (Principal Executive Officer)	Filed herewith
32.2*	Section 1350 Certificate (Principal Financial Officer)	Filed herewith
99.1	Press Release dated April 14, 2009	Filed as Exhibit 99.1 to the Current Report on Form 8-K of Rexahn Pharmaceuticals, Inc., filed on April 15, 2009

*	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC. (Registrant)

	By:	/s/ Chang H. Ahn
Date: May 11, 2009		Chang H. Ahn
Chairman and Chief Executive Officer

	By:	/s/ Ted T.H. Jeong
Date: May 11, 2009		Ted T.H. Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 31, 2009

Exhibit No	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith
32.1	Section 1350 Certificate (Principal Executive Officer)	Filed herewith
32.2	Section 1350 Certificate (Principal Financial Officer)	Filed herewith