Form 10-Q
period 2009-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2009-08-10
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Rexahn Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware		11-3516358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

15245 Shady Grove Road, Suite 455 Rockville, MD 20850

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
Yes ☑  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,716,133 shares of common stock outstanding as of August 10, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3

	2)	Condensed Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (unaudited) and cumulative from March 19, 2001 (inception) to June 30, 2009 (unaudited)	4

	3)	Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited) and cumulative from March 19, 2001 (inception) to June 30, 2009 (unaudited)	5

	4)	Notes to Condensed Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		22

Item 3	Quantitative and Qualitative Disclosures About Market Risk		31

Item 4	Controls and Procedures		31

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		32

Item 1A	Risk Factors		32

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		32

Item 3	Defaults Upon Senior Securities		32

Item 4	Submission of Matters to a Vote of Security Holders		33

Item 5	Other Information		33

Item 6	Exhibits		34

SIGNATURES			35

PART I   Financial Information

Item 1   Financial Statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash including cash equivalents at December 31, 2008	$4,193,615	$369,130
Marketable securities	-	2,999,750
Prepaid expenses and other current assets (note 3)	229,018	366,765
Total Current Assets	4,422,633	3,735,645
Restricted Cash Equivalents (note 12)	100,000	-
Equipment, Net (note 4)	86,318	92,212
Intangible Asset, Net (note 5)	277,227	286,132
Total Assets	$4,886,178	$4,113,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 6)	$768,690	$358,894

Deferred Revenue (note 7)	1,012,500	1,050,000

Total Liabilities	1,781,190	1,408,894
Commitments and Contingencies (note 12)
Stockholders' Equity (note 9):
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 60,730,338 (2008 – 56,039,854) issued	6,073	5,604
Additional paid-in capital	36,301,420	33,184,860
Accumulated deficit during the development stage	(33,174,095)	(29,906,479)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)
Accumulated other comprehensive (loss)	-	(550,480)

Total Stockholders' Equity	3,104,988	2,705,095

Total Liabilities and Stockholders' Equity	$4,886,178	$4,113,989

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from March 19,
	Three Months		Six Months		2001
	Ended June 30,		Ended June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009
Revenues:
Research	$18,750	$18,750	$37,500	$37,500	$487,500

Expenses:
General and administrative	838,630	682,471	1,561,737	1,248,451	16,426,176
Research and development	872,231	71,206	1,594,157	851,172	14,826,001
Patent fees	96,666	62,539	150,803	106,204	1,072,636
Depreciation and amortization	12,355	10,054	24,346	27,699	527,550

Total Expenses	1,819,882	826,270	3,331,043	2,233,526	32,852,363

Loss from Operations	(1,801,132)	(807,520)	(3,293,543)	(2,196,026)	(32,364,863)

Other (Income) Expense:
Realized loss/(gain) on marketable securities	(11,025)	-	(11,025)	22,365	9,341
Interest (income)	(7,293)	(60,676)	(14,902)	(168,117)	(1,126,256)
Interest expense	-	-	-	-	301,147
Beneficial conversion feature	-	-	-	-	1,625,000
Total Other (Income) Expense	(18,318)	(60,676)	(25,927)	(145,752)	809,232
Net Loss Before Provision for Income Taxes	(1,782,814)	(746,844)	(3,267,616)	(2,050,274)	(33,174,095)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,782,814)	$(746,844)	$(3,267,616)	$(2,050,274)	$(33,174,095)

Loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	58,214,542	55,935,649	57,120,095	55,638,945

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			From March 19,
	Six Months		2001
	Ended June 30,		(Inception) to
	2009	2008	June 30, 2009
Cash Flows from Operating Activities:
Net loss	$(3,267,616)	$(2,050,274)	$(33,174,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	24,346	27,699	527,550
Stock option compensation expense	342,029	317,911	4,198,863
Amortization of deferred revenue	(37,500)	(37,500)	(487,500)
Realized (gains) losses on marketable securities	(11,025)	22,365	9,341
Changes in assets and liabilities:
Prepaid expenses and other	137,747	(154,857)	(229,018)
Accounts payable and accrued expenses	409,796	(250,026)	768,690
Net Cash (Used in) Operating Activities	(2,402,223)	(2,124,682)	(26,739,292)

Cash Flows from Investing Activities:
Restricted cash	(100,000)	-	(100,000)
Purchase of equipment	(9,547)	(25,174)	(534,879)
Purchase of marketable securities	(1,196,824)	(5,848,176)	(10,595,000)
Proceeds from sales of marketable securities	4,758,079	4,475,582	10,585,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used in) Investing Activities	3,451,708	(1,397,768)	(1,000,436)
Cash Flows from Financing Activities:
Proceeds from units, net	2,775,000	-	2,775,000
Issuance of common stock	-	931,201	22,536,753
Stock subscription receivable	-	(12,000)	-
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Principal payments on long-term debt	-	-	(28,410)
Net Cash Provided by Financing Activities	2,775,000	919,201	31,933,343
Net Increase (Decrease) in Cash and Cash Equivalents	3,824,485	(2,603,249)	4,193,615
Cash and Cash Equivalents - beginning of period	369,130	3,809,571	-
Cash and Cash Equivalents - end of period	$4,193,615	$1,206,322	$4,193,615
Supplemental Cash Flow Information:	$-	$-	$301,147
Interest paid
Non-cash financing and investing activities:
Warrants issued	$-	$-	$2,816,853

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company" or "Rexahn Pharmaceuticals"), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $33,174,095 at June 30, 2009 and anticipates incurring losses through the remainder of fiscal 2009 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by reducing research and development activities.  This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.  Accordingly, the Company believes that its existing cash will be sufficient to fund its operating cash flow requirements through June 30, 2010.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2009.  The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.  The Company has evaluated subsequent events for recognition or disclosure through August 10, 2009, which was the date we filed this Form 10-Q with the SEC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from those estimates.  These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required.  In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements.  In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective immediately.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009.  We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.  We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.  We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4.  See Note 13 to the Condensed Financial Statements for additional discussion on fair value measurement.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M.  SAB 111 notes that FSP No. 115-2 and FAS 124-2 were limited to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities.  With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic.  The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to address some of the application issues under SFAS 141(R).  The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined.  When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of Loss”.  This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of this FSP in 2009 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim periods or fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not have an effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 166 will have on its financial statements, if any.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 167 will have on its financial statements, if any.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its financial statements.

3.	Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2009	2008

Deposits on contracts	$163,954	$294,337
Other assets	65,064	72,428

	$229,018	$366,765

4.	Equipment, Net

	June 30,	December 31,
	2009	2008

Furniture and fixtures	$31,713	$31,713
Office equipment	70,276	70,276
Lab and computer equipment	422,178	421,343
Leasehold improvements	10,712	2,000

	534,879	525,332
Less accumulated depreciation	(448,561)	(433,120)

Net carrying amount	$86,318	$92,212

Depreciation expense was $7,902 and $5,601 for the three months ended June 30, 2009 and 2008, respectively and $15,441 and $18,793 for the six months ended June 30, 2009 and 2008, respectively.

5.	Intangible Asset, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license was measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straight-line basis over an estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%.  Amortization expense was $4,453 for each of the three months ended June 30, 2009 and 2008 and $8,905 for each of six months ended June 30, 2009 and 2008.

Management does not believe that there is an impairment of intangible asset at June 30, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

The following table sets forth the intangible assets:

	June 30,	December 31,
	2009	2008

Revaax license, original cost	$356,216	$356,216
Less accumulated amortization	(78,989)	(70,084)

Balance (net)	$277,227	$286,132

Amortization over the next five (5) years and thereafter is as follows:

2009	$8,905
2010	17,811
2011	17,811
2012	17,811
2013	17,811
Thereafter	197,078
$277,227

6.	Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2009	2008

Trade payables	$243,157	$136,906
Accrued expenses	383,655	98,486
Payroll liabilities	141,878	123,502

	$768,690	$358,894

7.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $37,500 was included in revenues for the six months ended June 30, 2009 and 2008.  The remaining $1,012,500 at June 30, 2009 (December 31, 2008 - $1,050,000) is reflected as deferred revenue on the balance sheet.  The Company adopted SAB No. 104, "Revenue Recognition Nonrefundable Up-front Fees" with respect to the accounting for this transaction. These fees are being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2012.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

8.	Net Loss per Common Share

In accordance with SFAS No. 128, net loss per common share amounts (“basic EPS”) was computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution (“diluted EPS”) was computed by reflecting potential dilution from the exercise of stock options and warrants.  As of June 30, 2009 and 2008, there were stock options and warrants to acquire 15,747,489 and 7,402,943 shares of our common stock respectively.  These shares were excluded from the computations of diluted loss per share because their effect would be antidilutive.

9.	Stockholders’ Equity

The following transactions have occurred from March 19, 2001 (inception) to June 30, 2009:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company's founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

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

ac)
On May 19, 2009 the Company entered into a securities purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total gross proceeds of $3,000,000.  The investor was also issued:

1)	Series I warrants to purchase 2,222,222 shares of common stock at a purchase price of $1.05 per share at any time before September 30, 2009;

2)	Series II warrants to purchase 1,866,666 shares of common stock at a purchase price of $1.25 per share at any time from December 3, 2009 to June 5, 2012; and

3)	Series III warrants to purchase 1,555,555 shares of common stock at a purchase price of $1.50 per share at any time from December 3, 2009 to June 5, 2014.

These warrants have been valued at $1,188,918 and recorded in additional paid in capital.  The closing costs included 142,857 warrants valued at $36,235 and were recorded as a reduction of the gross proceeds.

ad)
On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008.  The warrants were valued at $174,004 and recorded as a reduction in issuance proceeds of the May 19, 2009 transaction as described above.

ae)
During the six month period ended June 30, 2009, the Company sold all of its marketable securities for which it previously recorded an unrealized loss of ($550,480) to accumulated other comprehensive (loss) at December 31, 2008.  The sale of the Company's investments in marketable securities resulted in a gain of $11,025 during the six month period ended June 30, 2009.

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At June 30, 2009, 8,782,500 shares of common stock were available for issuance.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

The Company's results of operations for the three and six months ended June 30, 2009 include share-based employee compensation expense totaling $202,085 and $332,783, respectively and for the three and six months period ended June 30, 2008, include share-based employee compensation expense totaling $59,235 and $114,798, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS No. 123R for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

Stock compensation expenses related to non-employee options were $5,034 and $9,246 for the three and six months period ended June 30, 2009 and $92,760 and $203,113 for the three and six months period ended June 30, 2008.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Summary of Stock Compensation Expenses Recognized

Total stock-based compensation recognized by the Company in the six months ended June 30, 2009 and 2008, and the period from inception (March 19, 2001) to June 30, 2009, all of which relates to stock options and warrants, is as follows:

	June 30,	June 30,	Inception (March 19, 2001) to June 30, 2009
	2009	2008
Income statement line item:
General and administrative
Payroll	$236,909	$18,400	$1,393,987
Consulting and other professional fees	9,221	117,047	743,241
Research and development:
Payroll	95,874	96,398	773,092
Consulting and other professional fees	25	86,066	1,288,543
Total	$342,029	$317,911	$4,198,863

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Summary of Stock Option Transactions

There were 30,000 stock options granted at an exercise price of $1.05 with a fair value of $6,989 and 100,000 stock options granted at an exercise price of $1.28 with a fair value of $100,769 during the six months ended June 30, 2009.  A total of 200,000 stock options were granted in the same period last year. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 110.

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended
	June 30,
	2009	2008

Black-Scholes weighted average assumptions:
Expected dividend yield	-	-
Expected volatility	108%	104% - 106%
Risk free interest rate	2.55%-5.60%	1.87%-4.99%
Expected term (in years)	1 - 5 years	0.2 - 5 years

The following table summarizes the employee and non-employee share-based transactions:

	2009		2008

	Shares	Weighted Avg.	Shares	Weighted Avg.
	Subject	Option	Subject	Option
	to Options	Prices	to Options	Prices
Outstanding at January 1st	7,760,795	$1.01	6,045,795	$0.97
Granted	130,000	1.23	200,000	2.72
Exercised	-	-	(90,000)	0.35
Cancelled	-	-	(50,000)	1.34
Outstanding at June 30th	7,890,795	$1.01	6,105,795	$0.99

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

The following table summarizes information about stock options outstanding as of June 30, 2009 and 2008:

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	7,890,795	$1.01	6.3 years	$650,569

Exercisable at June 30, 2009	5,878,045	$0.96	1.5 years	$592,525

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	6,105,795	$0.99	6.7 years	$13,692,985

Exercisable at June 30, 2008	4,683,795	$0.95	6.3 years	$10,962,805

As of June 30, 2009 and 2008, there was $2,177,198 and $1,382,295 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.33 years and 0.65 years, respectively.

11.	Income Taxes

No provision for Federal or state income taxes was required for the period ended June 30, 2009, due to the Company’s operating losses.  At June 30, 2009, the Company has unused net operating loss carry-forwards of approximately $33,174,000 which expire at various dates through 2029.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of June 30, 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since utilization of such amounts is not presently expected in the foreseeable future.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

Deferred tax assets and valuation allowances consist of:

	June 30, 2009	December 31, 2008
Net operating loss carry-forwards	$12,606,156	$11,364,336
Valuation allowance	(12,606,156)	(11,364,336)

Net deferred tax assets	$-	$-

We file income tax returns in the U.S. federal and Maryland state jurisdictions. Tax years for fiscal 2006 through 2008 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

12.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2009, the total contract value of these agreements was approximately $5,080,775 and the Company had made payments totaling $3,325,707 under the terms of the agreements as of June 30, 2009.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments of $200,000, $350,000 and $250,000.

c)
Regulation by governmental authorities in the United States and in other countries constitutes a significant consideration in our product development, manufacturing and marketing strategies. The Company expects that all drug candidates will require regulatory approval by appropriate governmental agencies prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing, as well as to other approval processes by the FDA and by similar health authorities in foreign countries. United States federal regulations control the ongoing safety, manufacture, storage, labeling, record keeping, and marketing of all biopharmaceutical products intended for therapeutic purposes. The Company believes that it is in compliance in all material respects with currently applicable rules and regulations.

d)
On August 19, 2008, the Company entered into an agreement with KCSA Strategic Communications (“KCSA”) for KCSA to provide investor relations services to the Company.  Under this agreement, the Company agreed to a monthly fixed retainer amount of $7,000 commencing on August 19, 2008.  In December 2008, the monthly retainer was reduced to $4,000 per month.  In accordance with the agreement, the contract may be terminated by either party upon 30 days prior written notice to the other party.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

e)
On April 6, 2009, the Company entered into an agreement with Rodman & Renshaw, LLC (“Rodman”) for Rodman to serve as placement agent for the Company.  Under this agreement, the Company agreed to pay a cash fee to Rodman immediately upon the closing of the placement equal to 6% of the aggregate gross proceeds raised in the placement plus a cash fee payable immediately on each exercise of the warrants issued to the purchasers in the placement that are solicited by Rodman equal to 6% of the aggregate proceeds received by the Company in connection with such exercise; and such number of warrants (the “Rodman Warrants”) issuable to Rodman or its designees at the closing to purchase shares of common stock equal to 5% of the aggregate number of shares sold in the placement, plus any shares underlying any convertible securities or units sold in the placement.  In accordance with the agreement, the contract ended on July 31, 2009.  The Company paid $180,000 and issued the placement agent warrants to purchase up to an aggregate of 142,857 shares of our common stock at an exercise price of $1.3125 per share.

f)
On April 20, 2009, Amarex, LLC filed suit against us in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex, LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest.  The court has ordered the Company and Amarex, LLC to proceed with a non-binding mediation.

g)
On April 27, 2009, we added a Change Order to the original Single Service Agreement, dated March 15, 2006 with Aptuit, Inc. for packaging and labeling of Archexin(TM) for our Phase II pancreatic cancer study.  The total cost of the Change Order is $16,800, none of which was paid as of June 30, 2009.

h)
On May 4, 2009, the NYSE Amex (the “Exchange”) accepted the Company’s proposed compliance plan which addresses how the Company intends to regain compliance with the continued listing standards within a maximum of 18 months.  On July 7, 2009, the Company received a notice from the Exchange indicating that it had regained compliance with the requirements of the NYSE Amex Company Guide for the continued listing of its common stock on the Exchange, and that its common stock therefore was no longer subject to delisting.

i)
On May 21, 2009, the Company entered into a 1 year license agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,554 from October 1, 2009 to June 30, 2010.  The license agreement shall terminate on June 30, 2010 and may be renewed for two additional terms of one year upon 60 days prior to the expiration of the agreement.

j)
On May 22, 2009, we were notified by the Financial Industry Regulatory Authority (“FINRA”) that FINRA, on behalf of NYSE Amex, is conducting a review of trading in our common stock surrounding the May 12, 2009 announcement of the results of an animal study that further demonstrates that our drug candidate Zoraxel is a potential new-class of therapeutic for the effective treatment of sexual dysfunction.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

k)
On June 10, 2009, we entered into a Research Services Agreement with University of Maryland, Baltimore to evaluate melanoma research.  The total cost of these services is $27,951, of which $20,964 was paid as of June 30, 2009.

l)
On June 16, 2009, we contracted with Baptist Cancer Institute as a clinical site for our Phase IIa clinical study for Archexin(TM) for pancreatic cancer.  The estimated cost for the study is $83,250, none of which was paid as of June 30, 2009.

m)
On June 22, 2009, we entered into a License Agreement with KRICT to acquire all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of June 30, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

n)
On June 29, 2009, the Company signed a 5 year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years.  Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s former lease during the six months period ended June 30, 2009 was $112,973 (2008 - $109,683).

Future rental payments over the next five (5) years and thereafter are as follows:

2009	$38,262
2010	108,418
2011	148,593
2012	158,835
2013	162,806
Thereafter	82,408
$699,322

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash of the same amount for the letter of credit.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2009 and 2008
(Unaudited)

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

The Company determines fair values for its financial assets as follows:

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:

Restricted cash equivalents	$100,000	-	$100,000	-

As of June 30, 2009, the Company’s restricted cash, which is comprised of a certificate of deposit and valued based upon the underlying terms of a letter of credit, as discussed in note 12, and classified within level 2 of the fair value hierarchy.

		Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:

State Authority Auction Rate Bonds	$2,999,750	-	$2,999,750	-

As of December 31, 2008, the investments, at fair value, consist of state authority auction rate bonds which are valued at market and classified within level 2 of the fair value hierarchy.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required.  In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements.  In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective immediately.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009.  We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.  We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.  We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4.  See Note 13 to the Condensed Financial Statements for additional discussion on fair value measurement.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M.  SAB 111 notes that FSP No. 115-2 and FAS 124-2 were limited to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities.  With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic.  The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to address some of the application issues under SFAS 141(R).  The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined.  When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of Loss”.  This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of this FSP in 2009 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim periods or fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not have an effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 166 will have on its financial statements, if any.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 167 will have on its financial statements, if any.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months and Six Months Ended June 30, 2009 and 2008:

Total Revenues

For each of the three and six month periods ended June 30, 2009, we recorded revenues of $18,750 and $37,500, respectively.  We recorded the same amounts in the periods of 2008.  In all periods, the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority stockholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $156,159, or 22.9%, to $838,630 for the three months ended June 30, 2009 from $682,471 for the three months ended June 30, 2008.  General and administrative expenses increased $313,286, or 25.1% to $1,561,737 for the six months ended June 30, 2009 from $1,248,451 for the six months ended June 30, 2008.  The increase in both periods was primarily due to higher audit fees, including fees to comply with Sarbanes-Oxley, and stock option compensation.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $801,025, or 1,124.9%, to $872,231 for the three months ended June 30, 2009 from $71,206 for the three months ended June 30, 2008.  Research and development expenses increased $742,985, or 87.3%, to $1,594,157 for the six months ended June 30, 2009 from $851,172 for the six months ended June 30, 2008.   The increase in both periods was primarily due to the increase of multiple clinical studies for our drug candidates.

Patent Fees

Our patent fees increased $34,127, or 54.6%, to $96,666 for the three months ended June 30, 2009 from $62,539 for the three months ended June 30, 2008.  Patent fees increased $44,599, or 42.0%, to $150,803 for the six months ended June 30, 2009 from $106,204 for the six months ended June 30, 2008.  The increases in both periods were primarily due to additional patent applications and documentation and attorney fees related to the increased applications.

Interest Income

Interest income decreased $53,383, or 88.0%, to $7,293 for the three months ended June 30, 2009 from $60,676 for the three months ended June 30, 2008.  Interest income decreased $153,215, or 91.1%, to $14,902 for the six months ended June 30, 2009 from $168,117 for the six months ended June 30, 2008.  The decreases in both periods were primarily due to lower interest earned as a result of a decreasing cash balance and lower interest rates.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2,301, or 22.9%, to $12,355 for the three months ended June 30, 2009 from $10,054 for the three months ended June 30, 2008.  The increase was primarily due to higher amortization recorded on equipment due to new additions. Depreciation and amortization expenses decreased $3,353, or 12.1%, to $24,346 for the six months ended June 30, 2009 from $27,699 for the six months ended June 30, 2008.  The decreased was primarily due to lower amortization recorded on equipment due to limited additions and declining asset balances.

Net Loss

As a result of the above, the net loss for the three months and six months ended June 30, 2009 was $1,782,814 and $3,267,616, respectively, or $0.03 and $0.06 per share, respectively, compared to a net loss of $746,844 and $2,050,274, respectively, or $0.01 and $0.04 per share, respectively, for the three months and six months ended June 30, 2008.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three clinical stage lead drug candidates, Archexin(TM), Serdaxin(TM) and Zoraxel(TM) and pre-clinical stage oncology drug candidates RX-0183, RX-3117 and RX-5902.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin(TM), Serdaxin(TM) and Zoraxel(TM), is uncertain, and because RX-0183, RX-3117 and RX-5902 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

Archexin(TM)

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin(TM), our leading drug candidate.  The costs incurred for the clinical trial were approximately $1,500,000.

The Phase I clinical trial of Archexin(TM), which took place at Georgetown University's Lombardi Cancer Center beginning in September 2004 and at the University of Alabama at Birmingham beginning in August 2005, was primarily to determine the safety and tolerability of the drug in patients with advanced cancer.  As the main purpose of the clinical trial was to establish the safety of Archexin (TM), the parameters that determined the completion of this project were a direct function of the safety profile of this compound in humans.  As this was the first time that Archexin(TM) had been administered to humans, the safety profile in humans was unknown and, therefore, the number of doses required to determine the dosage at which the FDA safety endpoints would be met was estimated.

The Phase II clinical trial of Archexin(TM) began in the third quarter of 2007 in patients with advanced renal cell carcinoma who have failed previous treatments.  The trial is the first of multiple trials planned for Archexin(TM).  Phase II clinical trials for pancreatic cancer began in the first quarter of 2009.  We estimate that the Phase II trials of each indication will be completed in 2010 and will require approximately $5,000,000.  In January 2005, we received "orphan drug designation" from the FDA for Archexin(TM) for five cancer indications, including renal cell carcinoma, ovarian cancer, glioblastoma, stomach cancer, and pancreatic cancer.  The orphan drug program is intended to provide patients with faster access to drug therapies for diseases and conditions that affect fewer than 200,000 people.  Companies that receive orphan drug designation are provided an accelerated review process, tax advantages, and seven years of market exclusivity in the United States.  In the future, we plan to apply Archexin(TM) to the treatment of other orphan indications and other cancers.

Serdaxin(TM)

SerdaxinTM is being developed to treat depression and mood disorders, and has proven and well-established safety in humans.  Phase II trials began in the first quarter of 2009.  We currently estimate that Phase II trials will require $2,000,000 through the end of 2011.

Zoraxel(TM)

Zoraxel(TM) is a CNS-based sexual dysfunction drug that has extensive and excellent safety in humans.  Zoraxel(TM) entered Phase II trials in the first half of 2008. We currently estimate that these studies will require approximately $1,500,000 through the end of 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2,402,223 for the six months ended June 30, 2009 compared to cash used in operating activities of $2,124,682 for the same period ended June 30, 2008.  The operating cash flows during the six months ended June 30, 2009 reflect our loss from operations of $3,267,616 and a net decrease in cash components of working capital and non-cash charges totaling $865,393.  Non-cash charges consist of depreciation and amortization of $24,346, stock option compensation expense of $342,029, amortization of deferred revenue of $37,500 and gains on marketable securities of $11,025.  The increase in cash is primarily attributable to the sale of marketable securities and issuance of common stock offset by an increase of $409,796 in accounts payable and accrued expenses.

Cash provided by investing activities of $3,451,708 during the six months ended June 30, 2009 consisted of $100,000 used in the issuance of a letter of credit, $9,547 used in the purchase of equipment, $1,196,824 used in the purchase of marketable securities and $4,758,079 from the proceeds from the sales of marketable securities.  Cash used in investing activities was $1,397,768 during the six months ended June 30, 2008.  On June 5, 2009, we signed a 5-year lease with The Realty Associates Fund V, L.P. for 5,466 square feet of office space in Rockville, Maryland commencing June 2009. The lease requires annual base rents of $76,524.  Under the leasing agreement, the monthly rent is $6,377 the first year, with increases over the next five years.  We also pay our allocable portion of real estate taxes and common area operating charges.  In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash of the same amount for the letter of credit and is included in cash provided by investing activities of $3,451,708.

Cash provided by financing activities of $2,775,000 during the six months ended June 30, 2009 was the result of the issuance of 2,857,143 shares of common stock to an institutional investor for net proceeds of $2,775,000.  The investor was also issued Series I warrants to purchase 2,222,222 shares of common stock, Series II warrants to purchase 1,866,666 shares of common stock and Series III warrants to purchase 1,555,555 shares of common stock.

For the six months ended June 30, 2009, we experienced net losses of $3,267,616.  Our accumulated deficit as of June 30, 2009 was $33,174,095.

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During the six months ended June 30, 2009, we had a net increase in cash and cash equivalents of $3,824,485.  Total cash as of June 30, 2009 were $4,193,615 compared to $369,130 as of December 31, 2008.

The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, issuance of long-term debt, and proceeds from reimbursed research and development costs.  The Company believes that its existing cash will be sufficient to cover its cash flow requirements through June 30, 2010.  Management has the capability of managing the Company’s operations within existing cash and marketable securities available by reducing research and development activities and general and administrative expenses.  This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.

CONTRACTUAL OBLIGATIONS

Contractual Obligations

On October 2, 2003, we contracted with Amarex, LLC to conduct Phase I clinical studies for Archexin(TM) (then RX-0201).  Of the $239,337 to be paid under this contract, $194,461 was paid as of June 30, 2009.  The balance will be paid when the final report is accepted, which is expected to be in 2009.  Since 2003, additional services were added to the study.  These services were contracted for $200,043, all of which was paid as of June 30, 2009.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for Archexin(TM).  In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an up front payment of $149,061 due upon signing.  In 2007, we added additional services to the Phase II clinical studies.   The cost of these services totals $106,220, all of which was paid as of December 31, 2008.  We paid $614,876 and $614,876 towards the cost of the study as of June 30, 2009 and December 31, 2008, respectively.  On April 20, 2009 Amarex, LLC filed a lawsuit against us for breach of contract claims due to a billing dispute.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest. The court has ordered the Company and Amarex, LLC to proceed with non-binding mediation.

From April 3, 2006 through 2009, we have contracted with UPM Pharmaceuticals, Inc. to develop several release formulations for Serdaxin(TM) and Zoraxel(TM) drug manufacturing.  In accordance with the agreements, the estimated total cost is $974,980, of which $878,730 was paid as of June 30, 2009.  The service costs are payable based upon a payment schedule related to certain milestones.

On April 15, 2007 we entered into research agreement with University of Maryland Biotechnology Institute to identify noble inhibitors using their Nuclear Magnetic Resonance technology.  The total amount to be paid under this contract was $17,000, all of which was paid as of June 30, 2009.

On May 18, 2007, we contracted with LabConnect to provide sample management and central laboratory services for Phase II clinical studies for Archexin(TM).  The total amount of the original contract was estimated to be $197,220.  On March 16, 2009, we entered into a new contract that replaces the May 18, 2007 contract.  The total amount to be paid is estimated to be $133,914, of which $51,194 (including $36,944 prepaid from the previous contract) was paid as of June 30, 2009.  The balance will be paid as services are performed over the next 3 months.

On June 13, 2007, we contracted with Formatech to test the stability of the Archexin(TM) package.  The total amount to be paid for this contract is $21,500, of which $14,500 was paid in 2007.  The balance will be paid when the final report is submitted, which is expected to be in 2010.

On April 14, 2008, we contracted with Myron I Murdock M.D. LLC as a clinical site for our 12 month Phase IIa erectile dysfunction study for Zoraxel(TM).  The estimated amount of this contract, without lab costs, is $104,559, of which $47,210 was paid as of June 30, 2009.

On April 15, 2008, we entered into a 24 month contract with Radiant Development CRO to manage clinical trials for our Phase IIa erectile dysfunction study for Zoraxel(TM).  The total contract amount is estimated to be $125,629, of which $121,925 was paid as of June 30, 2009.

On May 6, 2008, we contracted with Delaware Valley Urology, LLC as a clinical site for our Phase IIa erectile dysfunction study for Zoraxel(TM).  In accordance with the agreement, the estimated contract duration is 17 months for an estimated cost of $57,365, with lab costs included.  A total of $47,596 has been paid as of June 30, 2009.

On September 5, 2008, we contracted with Radiant Research - Greer as a clinical site for our Phase IIa clinical study for Zoraxel(TM) for erectile dysfunction.  The initial estimated cost for the 12 month study was $62,532, of which $120,786 was paid as of June 30, 2009.  The study exceeded the initial estimated cost.  We estimate that the cost for the study will be $130,000.

On December 1, 2008, we entered into Research Services Agreement with the University of Tromso, Norway to conduct statistical analysis regarding sexual incentive motivation for our erectile dysfunction study.  The total cost for these services was $19,000, all of which was paid as of June 30, 2009.

On December 23, 2008, we entered into a 12 month contract with Radiant Development CRO to manage clinical trials for our Phase IIa major depressive disorder study for Serdaxin(TM).  The total contract amount is estimated to be $169,343, of which $73,187 was paid as of June 30, 2009.

On December 29, 2008, we contracted with LabConnect to provide sample management and central laboratory services for Phase II clinical studies for Serdaxin(TM).  The total of the contract amount is estimated to be $35,899, of which $34,507 was paid as of June 30, 2009.  The balance will be paid as services are performed over the next 12 months.

On January 7, 2009, we contracted with Atlanta Center for Medical Research as a clinical site for our Phase IIa clinical study for Serdaxin(TM) for major depressive disorder.  The estimated cost for the 18 month study has increased from $167,713 to $303,922, of which $218,533 was paid as of June 30, 2009.

On January 9, 2009, we contracted with Radiant Research - Denver as a clinical site for our Phase IIa clinical study for Serdaxin(TM) for major depressive disorder.  The estimated cost for the 18 month study has increased from $131,600 to $142,800, of which $30,566 was paid as of June 30, 2009.

On February 5, 2009, we contracted with Capital Clinical Research Associates, LLC as a clinical site for our Phase IIa clinical study for Serdaxin(TM) for major depressive disorder.  The estimated cost for the 18 month study has increased from $129,568 to $168,314, of which $81,336 was paid as of June 30, 2009.

On February 23, 2009, we contracted with Almac Pharma Services Ltd. to manufacture blister packaging and do stability testing for RX-10100.  The total cost of these services was $5,798, all of which was paid as of June 30, 2009.

On March 18, 2009, we contracted with SIRO Clinpharm Pvt. Ltd and SIRO Clinpharm, USA to manage clinical trials for our Phase II pancreatic cancer study for Archexin(TM).  The estimated cost for the study is $362,708, of which $86,851 was paid as of June 30, 2009.

On March 27, 2009, we contracted with Base Pair Communications in connection with our media relations development.  The cost of the consulting contract was $10,000, all of which was paid as of June 30, 2009.

On April 6, 2009, we entered into an Engagement Agreement and subsequently an Amendment Agreement on May 19, 2009 with Rodman & Renshaw, LLC (“Rodman”) for Rodman to serve as the placement agent in connection with a placement of registered securities of the Company.  Under the terms of the agreement, the Company agreed to pay Rodman a fee of $180,000, all of which was paid as of June 30, 2009.

On April 27, 2009, we added a Change Order to the original Single Service Agreement, dated March 15, 2006 with Aptuit, Inc. for packaging and labeling of Archexin(TM) for our Phase II pancreatic cancer study.  The total cost of the Change Order is $16,800, none of which was paid as of June 30, 2009.

On May 21, 2009, we contracted with MEDCO for a one year license agreement to use lab space at the Germantown Innovation Center commencing on July 1, 2009.  The one year obligation is $41,346, of which $4,554 was paid as of June 30, 2009.

On June 5, 2009, we signed a 5-year lease with The Realty Associates Fund V, L.P. for 5,466 square feet of office space in Rockville, Maryland commencing June 2009. The lease requires annual base rents of $76,524.  Under the leasing agreement, the monthly rent is $6,377 the first year, with increases over the next five years.  We also pay our allocable portion of real estate taxes and common area operating charges.

On June 10, 2009, we entered into a Research Services Agreement with University of Maryland, Baltimore to evaluate melanoma research.  The total cost of these services is $27,951, of which $20,964 was paid as of June 30, 2009.

On June 16, 2009, we contracted with Baptist Cancer Institute as a clinical site for our Phase IIa clinical study for Archexin(TM) for pancreatic cancer.  The estimated cost for the study is $83,250, none of which was paid as of June 30, 2009.

On June 22, 2009, we entered into a License Agreement with KRICT to acquire all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of June 30, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 12 months, which would entail focusing our resources on Phase II clinical trials of Archexin(TM), Serdaxin(TM) and Zoraxel(TM).

Over the next twelve months we expect to spend a minimum of approximately $1.4 million on clinical development for Phase II clinical trials of Archexin(TM), Serdaxin(TM) and Zoraxel(TM) (including our commitments described under "Contractual Commitments" of this Item 6), $2.6 million on general corporate expenses, and approximately $76,524 on facilities rent.  We will need to seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan over the next twelve months, could aggregate up to $4.2 million. If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

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

PART II

Item 1     Legal Proceedings

As previously described in Item 1 of our Quarterly Report on Form 10-Q for the period ending March 31, 2009, on April 20, 2009, Amarex, LLC filed suit against us in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex, LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest.  The court has ordered the Company and Amarex, LLC to proceed with non-binding mediation.

Item 1A  Risk Factors

In response to Item 1A of our 2008 Annual Report, we described a billing dispute between the Company and a pharmaceutical research provider, Amarex, LLC.  The dispute has resulted in a legal proceeding as described in Item 1 above.

In response to Item 1A of our 2008 Annual Report, we also indicated that we may be delisted from NYSE Amex LLC (the “Exchange”).  The Company was afforded the opportunity to submit a proposed plan to the Exchange by March 24, 2009 (the “Plan”), addressing how it intended to regain compliance of the NYSE Amex Company Guide (the “Company Guide”) within a maximum of 18 months.  The Company submitted its Plan on March 23, 2009.  On May 4, 2009, the Exchange notified the Company that it has determined the Company has made a reasonable demonstration of its ability to regain compliance with the continued listing standards and has accepted the Plan.  The Exchange granted the Company an extension until August 24, 2010 for the Company to regain compliance with the continued listing standards.  On July 7, 2009, the Exchange notified that Company that it had regained compliance with the requirements of the Company Guide for the continued listing of its common stock, and that its common stock therefore was no longer subject to delisting.

On May 22, 2009, we were notified by the Financial Industry Regulatory Authority (“FINRA”) that FINRA, on behalf of NYSE Amex, is conducting a review of trading in our common stock surrounding the May 12, 2009 announcement of the results of an animal study that further demonstrates that our drug candidate Zoraxel is a potential new-class of therapeutic for the effective treatment of sexual dysfunction.

There were no other material changes in risk factors from those disclosed in the Company’s Form 10-K for fiscal year ended December 31, 2008.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3  Defaults Upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

At an annual meeting of stockholders of the Company on June 1, 2009 in Rockville, Maryland, the following matters were voted on by the Company’s stockholders and approved by the following votes:

	Number of Shares
	Voted For	Withheld
1. Election of Directors
Chang H. Ahn	41,311,323	257,572
Charles Beever	41,311,323	257,572
Kwang Soo Cheong	41,311,323	257,572
Tae Heum Jeong	41,311,323	257,572
Y. Michele Kang	41,311,323	257,572
David McIntosh	41,311,323	257,572
Freddie Ann Hoffman	41,311,323	257,572

	Number of Shares
	Vote For	Voted Against	Abstentions
2. Proposal to ratify appointment of Parente Randolph, LLC as the Company’s independent auditors	38,991,958	2,566,270	10,666

Item 5  Other Information

None

Item 6    Exhibits

Exhibit No	Description	Location
10.1	Securities Purchase Agreement, dated as of May 19, 2009, by and between Rexahn Pharmaceuticals, Inc. and the purchaser signatory thereto.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2009

10.2*	Research and Exclusive License Option Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and the license optionee named therein.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2009

10.3*	Securities Purchase Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and the purchaser named therein.	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2009

10.4	Lease, dated June 5, 2009, by and between Rexahn Pharmaceuticals, Inc. and The Realty Associates Fund V, L.P.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1**	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2**	Section 1350 Certificate (Principal Financial Officer)	Filed herewith

*
Rexahn Pharmaceuticals, Inc. has applied for confidential treatment of certain provisions of this exhibit with the SEC. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to Company’s request for confidential treatment.

**	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC. (Registrant)

	By:	/s/ Chang H. Ahn
Date: August 10, 2009		Chang H. Ahn
Chairman and Chief Executive Officer

	By:	/s/ Tae Heum Jeong
Date: August 10, 2009		Tae Heum Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated June 30, 2009

10.1	Securities Purchase Agreement, dated as of May 19, 2009, by and between Rexahn Pharmaceuticals, Inc. and the purchaser signatory thereto.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2009

10.2*	Research and Exclusive License Option Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and the license optionee named therein.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2009

10.3*	Securities Purchase Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and the purchaser named therein.	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2009

10.4	Lease, dated June 5, 2009, by and between Rexahn Pharmaceuticals, Inc. and The Realty Associates Fund V, L.P.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1**	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2**	Section 1350 Certificate (Principal Financial Officer)	Filed herewith

*
Rexahn Pharmaceuticals, Inc. has applied for confidential treatment of certain provisions of this exhibit with the SEC. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to Company’s request for confidential treatment.

**	This exhibit is furnished rather than filed, and shall not be incorporated by reference into any filing of the registrant in accordance with Item 601 of Registration S-K