Form 10-Q
period 2009-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2009-11-16
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☑  No ☐

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
Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,924,496 shares of common stock outstanding as of November 16, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3

	2)	Condensed Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 (unaudited) and cumulative from March 19, 2001 (inception) to September 30, 2009 (unaudited)	4

	3)	Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited) and cumulative from March 19, 2001 (inception) to September 30, 2009 (unaudited)	5

	4)	Notes to Condensed Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23

Item 3	Quantitative and Qualitative Disclosures About Market Risk		30

Item 4	Controls and Procedures		30

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		31

Item 1A	Risk Factors		31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		31

Item 3	Defaults Upon Senior Securities		31

Item 4	Submission of Matters to a Vote of Security Holders		31

Item 5	Other Information		31

Item 6	Exhibits		32

SIGNATURES			33

PART I	Financial Information

Item 1	Financial Statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,141,358	$369,130
Marketable securities	-	2,999,750
Prepaid expenses and other current assets (note 3)	220,283	366,765

Total Current Assets	4,361,641	3,735,645

Restricted Cash Equivalents (note 13)	2,100,533	-

Equipment, Net (note 4)	179,737	92,212

Intangible Asset, Net (note 5)	272,774	286,132

Total Assets	$6,914,685	$4,113,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 6)	$474,289	$358,894

Deferred Revenue (note 7)	993,750	1,050,000

Other liabilities (note 8)	121,171	-

Total Liabilities	1,589,210	1,408,894
Commitments and Contingencies (note 13)

Stockholders' Equity (note 10):
Preferred stock, par value $0.0001, 100,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 63,848,175 (2008 – 56,039,854) issued	6,384	5,604
Additional paid-in capital	39,759,025	33,184,860
Accumulated deficit during the development stage	(34,411,524)	(29,906,479)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)
Accumulated other comprehensive (loss)	-	(550,480)

Total Stockholders' Equity	5,325,475	2,705,095

Total Liabilities and Stockholders' Equity	$6,914,685	$4,113,989

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from March 19, 2001 (Inception) to
	2009	2008	2009	2008	September 30, 2009
Revenues:
Research	$18,750	$18,750	$56,250	$56,250	$506,250

Expenses:
General and administrative	724,067	645,368	2,285,804	1,893,819	17,150,243
Research and development	424,609	567,905	2,018,766	1,419,077	15,250,610
Patent fees	107,618	57,574	258,421	163,778	1,180,254
Depreciation and amortization	17,292	13,875	41,638	41,574	544,842

Total Expenses	1,273,586	1,284,722	4,604,629	3,518,248	34,125,949

Loss from Operations	(1,254,836)	(1,265,972)	(4,548,379)	(3,461,998)	(33,619,699)

Other (Income) Expense:
Realized loss (gain) on marketable securities	-	-	(11,025)	22,365	9,341
Interest (income)	(17,407)	(52,122)	(32,309)	(220,239)	(1,143,663)
Interest expense	-	-	-	-	301,147
Beneficial conversion feature	-	-	-	-	1,625,000
Total Other (Income) Expense	(17,407)	(52,122)	(43,334)	(197,874)	791,825

Net Loss Before Provision for Income Taxes	(1,237,429)	(1,213,850)	(4,505,045)	(3,264,124)	(34,411,524)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,237,429)	$(1,213,850)	$(4,505,045)	$(3,264,124)	$(34,411,524)

Loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	61,027,293	56,025,649	58,440,503	55,800,977

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Cumulative From March 19,2001 (Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net loss	$(4,505,045)	$(3,264,124)	$(34,411,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	21,877
Depreciation and amortization	41,638	41,574	544,842
Stock option compensation expense	489,094	397,002	4,345,928
Amortization of deferred revenue	(56,250)	(56,250)	(506,250)
Realized (gains) losses on marketable securities	(11,025)	22,365	9,341
Amortization of deferred lease incentive	(5,000)	-	(5,000)
Deferred lease expenses	26,171	-	26,171
Changes in assets and liabilities:
Prepaid expenses and other	146,482	(19,555)	(220,283)
Accounts payable and accrued expenses	115,395	(241,982)	474,289
Net Cash (Used in) Operating Activities	(3,758,540)	(3,120,970)	(28,095,609)

Cash Flows from Investing Activities:
Restricted cash equivalents	(2,100,533)	-	(2,100,533)
Purchase of equipment	(15,805)	(25,697)	(541,137)
Purchase of marketable securities	(1,196,824)	(5,848,176)	(10,595,000)
Proceeds from sales of marketable securities	4,758,079	4,475,581	10,585,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used in) Investing Activities	1,444,917	(1,398,292)	(3,007,227)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	6,085,851	931,201	28,622,604
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Principal payments on long-term debt	-	-	(28,410)
Net Cash Provided by Financing Activities	6,085,851	931,201	35,244,194

Net Increase (Decrease) in Cash and Cash Equivalents	3,772,228	(3,588,061)	4,141,358
Cash and Cash Equivalents - beginning of period	369,130	3,809,571	-

Cash and Cash Equivalents - end of period	$4,141,358	$221,510	$4,141,358
Supplemental Cash Flow Information:
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$1,348,308	$-	$2,762,596
Leasehold improvement incentive	$100,000	$-	$100,000

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company", "Rexahn Pharmaceuticals", “we”, or “us”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (CNS) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $34,411,524 at September 30, 2009 and anticipates incurring losses through the remainder of fiscal 2009 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by reducing research and development activities.  This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2009.  The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.  The Company has evaluated subsequent events for recognition or disclosure through November 16, 2009, which was the date we filed this Form 10-Q with the SEC.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards.  This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This guidance becomes effective for assets or liabilities arising from contingencies in business combinations that are consummated during the Company’s fiscal 2010 and it is not expected to have an impact on the Company’s September 30, 2009 interim financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect this guidance to have a material impact on its financial statements.

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s financial statements upon adoption.  Accordingly, the Company’s notes to the financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

3.	Prepaid Expenses and Other Current Assets

	September 30, 2009	December 31, 2008

Deposits on contracts	$162,862	$294,337
Other assets	57,421	72,428

	$220,283	$366,765

4.	Equipment

	September 30, 2009	December 31, 2008

Furniture and fixtures	$31,713	$31,713
Office equipment	70,276	70,276
Lab and computer equipment	428,436	421,343
Leasehold improvements	110,712	2,000

	641,137	525,332
Less accumulated depreciation and amortization	(461,400)	(433,120)

Net carrying amount	$179,737	$92,212

Depreciation and amortization expense was $12,839 and $9,422 for the three months ended September 30, 2009 and 2008, respectively and $28,280 and $28,215 for the nine months ended September 30, 2009 and 2008, respectively.

5.	Intangible Asset, Net

On February 10, 2005, the Company entered into a licensing agreement with Revaax Pharmaceuticals LLC ("Revaax"), whereby the Company received an exclusive, worldwide, royalty bearing license, with the right to sub-license Revaax's licensed technology and products.  The agreement called for an initial licensing fee of $375,000 to be payable to Revaax in eight quarterly installments ending on November 10, 2006.  Accordingly, the Revaax license was measured at fair value at the date the licensing agreement was entered into.  The fair value of the license component of $356,216 was determined by discounting the stream of future quarterly payments of $46,875 at 6%, the prevailing market rate for a debt instrument of comparable maturity and credit quality.  The asset is amortized on a straight-line basis over an estimated useful life of 20 years.  The discount was accreted over the term of the liability, calculated based on the Company's estimated effective market interest rate of 6%.  Amortization expense was $4,453 for each of the three months ended September 30, 2009 and 2008 and $13,358 and $13,359 for the nine months ended September 30, 2009 and 2008.

Management does not believe that there is an impairment of intangible asset at September 30, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

The following table sets forth the intangible assets:

	September 30, 2009	December 31, 2008

Revaax license, original cost	$356,216	$356,216
Less accumulated amortization	(83,442)	(70,084)

Balance	$272,774	$286,132

Amortization over the next five (5) years and thereafter is as follows:

2009	$4,452
2010	17,811
2011	17,811
2012	17,811
2013	17,811
Thereafter	197,078
$272,774

6.	Accounts Payable and Accrued Expenses

	September 30, 2009	December 31, 2008

Trade payables	$171,555	$136,906
Accrued expenses	210,232	98,486
Payroll liabilities	92,502	123,502

	$474,289	$358,894

7.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), a minority shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, RX-0201, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import RX-0201 in Asia. A one-time contribution to the joint development and research of RX-0201 of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product. The Company is using 20 years as its basis for recognition and accordingly $56,250 was included in revenues for the nine months ended September 30, 2009 and 2008.  The remaining $993,750 at September 30, 2009 (December 31, 2008 - $1,050,000) is reflected as deferred revenue on the balance sheet. The contribution is being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2012.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

8.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five year office lease agreement with The Realty Associates Fund V, LP (“lessor”), as discussed in note 13.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for construction cost of the improvements, architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, construction fees and telephone and data cabling and wiring in the premises.  As at September 30, 2009, the full amount of leasehold improvement allowance has been used up by the Company.  The Company accounts for the benefit of the leasehold improvement allowance as a reduction of rental expense over the term of the lease which is 5 years.

The following table sets forth the deferred lease incentive:

	September 30, 2009	December 31, 2008

Deferred lease incentive	$100,000	$-
Less accumulated amortization	(5,000)	-

Balance	$95,000	$-

Deferred Office Lease Expense

The office lease agreement, as discussed above, requires an initial annual base rent of $76,524 with increases over the next five years. The Company recognizes rental expense on a straight-line basis over the term of the lease, which results in a deferred rent liability of $15,835 as at September 30, 2009.

Deferred Lab Lease Expense

On May 21, 2009, the Company entered into a 1 year agreement to use lab space commencing on July 1, 2009.  The lessor granted free rent to the Company for the period from July 1, 2009 to September 30, 2009.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which results in a deferred rent liability of $10,336 as at September 30, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

9.	Net Loss per Common Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution was computed by reflecting potential dilution from the exercise of stock options and warrants.  As of September 30, 2009 and 2008, there were stock options and warrants to acquire 13,455,267 and 7,402,943 shares of our common stock respectively.  These shares were excluded from the computations of diluted loss per share because their effect would be anti-dilutive.

10.	Stockholders’ Equity

The following transactions have occurred from March 19, 2001 (inception) to September 30, 2009:

a)	On May 10, 2001, the Company issued 3,600,000 shares of common stock to the Company's founders for $1.

b)	On August 10, 2001, the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

These share purchases were negotiated by the parties at various dates prior to the August 10, 2001 share issuance date.

c)
On October 10, 2001, the Company issued 400,000 shares of common stock to Chong Kun Dang Pharmaceutical Corp. ("CKD") for cash of $479,991 and 400,000 shares of common stock to an individual investor for cash of $479,991.

d)	On October 10, 2001, the Company issued 200,000 shares of common stock to CKD for cash of $479,985.

e)	Since inception, the Company's founders have transferred 800,000 shares of the common stock described in a) to officers and directors of the Company.

f)
In July 2003, the shareholders described in b)(iii) and e) transferred an aggregate of 1,268,332 shares of common stock to a voting trust.  The trust allows for the unified voting of the stock by the trustees.  The appointed trustees are senior management of the Company who, together with their existing shares, control a majority of the voting power of the Company.

g)	On August 20, 2003, the Company issued 500,000 shares of common stock to KT&G Corporation for cash of $2,000,000.

h)	On October 29, 2004, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800 and the Company issued an aggregate of 1,500 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

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

w)
On December 18, 2007, the Company issued 4,857,159 units at a price of $1.40 per share for total gross proceeds of $6,800,023.  Investors also were issued one warrant for every five shares purchased.  One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing of the private placement valued at $1,103,164 on closing and were charged to additional paid-in-capital. Private placement closing costs of $139,674, including 107,144 warrants issued, valued at $91,119, were recorded as a reduction of the issuance proceeds.

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

ac)
On May 19, 2009 the Company entered into a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total proceeds of $2,710,910, net of $289,090 stock issuance costs.  The investor was also issued:

1)	Series I warrants to purchase 2,222,222 shares of common stock at a purchase price of $1.05 per share at any time before September 3, 2009;

2)	Series II warrants to purchase 1,866,666 shares of common stock at a purchase price of $1.25 per share at any time from December 3, 2009 to June 5, 2012; and

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

3)	Series III warrants to purchase 1,555,555 shares of common stock at a purchase price of $1.50 per share at any time from December 3, 2009 to June 5, 2014.

These warrants have been valued at $1,142,925 and recorded in additional paid-in-capital.  The closing costs included 142,857 warrants valued at $35,398 and were recorded as a reduction of the gross proceeds. Series I warrants to purchase 2,222,222 shares of common stock at a purchase price of $1.05 per share have been expired.

ad)
On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008.  The warrants were valued at $169,985 and recorded as a reduction in issuance proceeds of the May 19, 2009 transaction as described above.

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company's common stock for cash of $3,600 and the Company issued an aggregate of 15,000 shares.

af)
On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for total proceeds of $3,371,341, net of $128,659 stock issuance costs.

ag)
During the nine month period ended September 30, 2009, the Company sold all of its marketable securities for which it previously recorded an unrealized loss of ($550,480) to accumulated other comprehensive (loss) at December 31, 2008.  The sale of the Company’s investments in marketable securities resulted in a realized gain of $11,025 during the nine month period ended September 30, 2009.

11.	Stock-Based Compensation

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between 1 to 3 years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At September 30, 2009, 8,837,500 shares of common stock were available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Accounting for Employee Awards

The Company's results of operations for the three and nine months ended September 30, 2009 include share-based employee compensation expense totaling $141,009 and $473,791, respectively and for the three and nine months period ended September 30, 2008, include share-based employee compensation expense totaling $59,325 and $174,122, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $6,057 and $15,303 for the three and nine months period ended September 30, 2009 and $19,766 and $223,880 for the three and nine months period ended September 30, 2008.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Summary of Stock Compensation Expenses Recognized

Total stock-based compensation recognized by the Company in the nine months ended September 30, 2009 and 2008, and the period from inception (March 19, 2001) to September 30, 2009, all of which relates to stock options and warrants, is as follows:

	September 30,	September 30,	Inception (March 19, 2001) to September 30, 2009
	2009	2008
Income statement line item:
General and administrative
Payroll	$339,960	$27,600	$1,497,038
Consulting and other professional fees	15,278	134,448	749,298
Research and development:
Payroll	133,831	146,523	811,049
Consulting and other professional fees	25	88,431	1,288,543
Total	$489,094	$397,002	$4,345,928

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Summary of Stock Option Transactions

There were 30,000 stock options granted at an exercise price of $1.05 with a fair value of $6,989 and 100,000 stock options granted at an exercise price of $1.28 with a fair value of $100,769 during the nine months ended September 30, 2009.  A total of 750,000 stock options were granted in the same period last year. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method.

The assumptions made in calculating the fair values of options are as follows:

Nine Months Ended September 30,
	2009	2008

Black-Scholes weighted average assumptions:
Expected dividend yield	-	-
Expected volatility	106%-108%	100% - 114%
Risk free interest rate	0.56%-2.55%	1.60%-4.99%
Expected term (in years)	0.71 - 5 years	0.52 - 5 years

The following table summarizes the employee and non-employee share-based transactions:

	2009		2008
	Shares Subject to Options	Weighted Avg. Option Prices	Shares Subject to Options	Weighted Avg. Option Prices

Outstanding at January 1st	7,760,795	$1.01	6,045,795	$0.97
Granted	130,000	1.23	750,000	1.71
Exercised	(15,000)	0.24	(90,000)	0.35
Cancelled	(55,000)	1.29	(50,000)	1.34
Outstanding at September 30th	7,820,795	$1.00	6,655,795	$1.05

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

The following table summarizes information about stock options outstanding as of September 30, 2009 and 2008:

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	7,820,795	$1.00	6.3 years	$921,509

Exercisable at September 30, 2009	5,882,795	$0.99	5.7 years	$796,509

	Shares Subject to Options	Weighted Avg. Option Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2008	6,655,795	$1.05	7.0 years	$2,655,485

Exercisable at September 30, 2008	4,996,795	$1.11	6.5 years	$2,486,567

As of September 30, 2009 and 2008, there was $2,030,132 and $1,851,934 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.91 years and 1.68 years, respectively.

12.	Income Taxes

No provision for Federal or state income taxes was required for the period ended September 30, 2009, due to the Company’s operating losses.  At September 30, 2009, the Company has unused net operating loss carry-forwards of approximately $34,411,000 which expire at various dates through 2029.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of September 30, 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since utilization of such amounts is not presently expected in the foreseeable future.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

Deferred tax assets and valuation allowances consist of:

	September 30, 2009	December 31, 2008
Net operating loss carry-forwards	$13,076,379	$11,364,336
Valuation allowance	(13,076,379)	(11,364,336)

Net deferred tax assets	$-	$-

We file income tax returns in the U.S. federal and Maryland state jurisdictions. Tax years for fiscal 2006 through 2008 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

13.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 6 months to 24 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2009, the total contract value of these agreements was approximately $5,469,993 and the Company had made payments totaling $3,527,100 under the terms of the agreements as of September 30, 2009.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expire on August 10, 2012.  The agreements result in annual commitments of $200,000, $350,000 and $250,000.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

e)
On April 6, 2009, the Company entered into an agreement with Rodman & Renshaw, LLC (“Rodman”) for Rodman to serve as placement agent for the Company.  Under this agreement, the Company agreed to pay a cash fee to Rodman immediately upon the closing of the placement equal to 6% of the aggregate gross proceeds raised in the placement plus a cash fee payable immediately on each exercise of the warrants issued to the purchasers in the placement that are solicited by Rodman equal to 6% of the aggregate proceeds received by the Company in connection with such exercise; and such number of warrants (the “Rodman Warrants”) issuable to Rodman or its designees at the closing to purchase shares of common stock equal to 5% of the aggregate number of shares sold in the placement.  In accordance with the agreement, the contract ended on July 31, 2009.  The Company paid $180,000 and issued the placement agent warrants to purchase up to an aggregate of 142,857 shares of our common stock at an exercise price of $1.3125 per share.

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

g)
On April 27, 2009, we added a Change Order to the original Single Service Agreement, dated March 15, 2006 with Aptuit, Inc. for packaging and labeling of Archexin™ for our Phase II pancreatic cancer study.  The total cost of the Change Order is $16,800, none of which was paid as of September 30, 2009.

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

i)
On May 21, 2009, the Company entered into a 1 year agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,594 from October 1, 2009 to June 30, 2010.  The agreement shall terminate on June 30, 2010 and may be renewed for two additional terms of one year upon 60 days prior to the expiration of the agreement.

j)
On May 22, 2009, we were notified by the Financial Industry Regulatory Authority (“FINRA”) that FINRA, on behalf of the NYSE Amex, is conducting a review of trading in our common stock surrounding the May 12, 2009 announcement of the results of an animal study that further demonstrates that our drug candidate Zoraxel is a potential new-class of therapeutic for the effective treatment of sexual dysfunction. On October 9, 2009, FINRA notified the Company that it has closed the review of the trading activity without further action.

k)
On June 10, 2009, we entered into a Research Services Agreement with University of Maryland, Baltimore to evaluate melanoma research.  The total cost of these services is $27,951, of which $20,964 was paid as of September 30, 2009.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

l)
On June 16, 2009, we contracted with Baptist Cancer Institute as a clinical site for our Phase IIa clinical study for Archexin(TM) for pancreatic cancer.  The estimated cost for the study is $83,250, none of which was paid as of September 30, 2009.

m)
On June 22, 2009, we entered into a License Agreement with KRICT to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of September 30, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

n)
On June 26, 2009, the Company entered into a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”).  Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company shall use $2,000,000 of the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.  As at September 30, 2009, no work has been started on the RX-3117 research and development program.

o)
On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s former lease during the nine months period ended September 30, 2009 was $112,973 (2008 - $132,104).

Future rental payments over the next five years and thereafter are as follows:

2009	$52,044
2010	135,982
2011	148,593
2012	158,835
2013	162,806
Thereafter	82,408
$740,668

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

14.	Fair Value Measurements

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

		Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$2,100,533	$2,000,533	$100,000	-

Total Assets	$2,100,533	$2,000,533	$100,000	$-

As of September 30, 2009, the Company’s restricted cash equivalents, comprises of the following:

a)	monies held in money market in accordance with the RELO agreement, as discussed in noted 13, and classified within level 1 of the fair value hierarchy; and

b)	a certificate of deposit and valued based upon the underlying terms of a letter of credit, as discussed in note 13, and classified within level 2 of the fair value hierarchy

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

		Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
State Authority Auction Rate Bonds	$2,999,750	-	$2,999,750	-

Total Assets	$2,999,750	$-	$2,999,750	$-

As of December 31, 2008, the investments, at fair value, consists of state authority auction rate bonds which are valued at market and classified within level 2 of the fair value hierarchy.

15.	Subsequent Events

On October 26, 2009, the Company received gross proceeds of $5,000,000 for the sale to five institutional investors of 6,072,383 shares of common stock at $0.8234 per share and warrants to buy an additional 2,125,334 shares of common stock at an exercise price of $1.00 per share.  Rodman acted as the exclusive placement agent for this transaction and received warrants to purchase 245,932 shares of common stock at an exercise price of $1.029 per share.  The Company is planning to use the proceeds from the offering for research and development and general corporate purposes.  The Company will have 71,924,496 shares outstanding.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel.  We are a development stage company and have no product sales to date and we will not generate any product sales until we receive approval from the Food and Drug Administration (the “FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates.  Our major sources of working capital have been proceeds from various private financings, primarily private sales of common stock and debt securities, and collaboration agreements with our strategic investors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report.  This Quarterly Report contains statements accompanied by such phrases as "believe", "estimate", "expect", "anticipate", "may", "intend" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

—	our lack of profitability and the need for additional capital to operate our business;
—	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;
—	successful and timely completion of clinical trials for our drug candidates;
—	demand for and market acceptance of our drug candidates;
—	the availability of qualified third-party researchers and manufacturers for our drug development programs;
—	our ability to develop and obtain protection of our intellectual property; and
—	other risks and uncertainties, including those detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from those estimates.  These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards.  This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This guidance becomes effective for assets or liabilities arising from contingencies in business combinations that are consummated during the Company’s fiscal 2010 and it is not expected to have an impact on the Company’s September 30, 2009 interim financial statements.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  This guidance becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect this guidance to have a material impact on its financial statements.

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s financial statements upon adoption.  Accordingly, the Company’s notes to the financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

RESULTS OF OPERATIONS

Comparison of Three Months and Nine Months Ended September 30, 2009 and 2008:

Total Revenues

For each of the three and nine month periods ended September 30, 2009, we recorded revenues of $18,750 and $56,250, respectively.  We recorded the same amounts in the periods of 2008.  In all periods, the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority stockholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $78,699, or 12.2%, to $724,067 for the three months ended September 30, 2009 from $645,368 for the three months ended September 30, 2008.  General and administrative expenses increased $391,985, or 20.7% to $2,285,804 for the nine months ended September 30, 2009 from $1,893,819 for the nine months ended September 30, 2008.  The increase in both periods was primarily due to higher stock option compensation, investor relation expenses, audit fees, including fees to comply with Sarbanes-Oxley, and investor relation expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $143,296, or 25.2%, to $424,609 for the three months ended September 30, 2009 from $567,905 for the three months ended September 30, 2008.  The decrease was primarily due to a decrease of clinical studies for our drug candidates, drug manufacturing, and lab supplies.  Research and development expenses increased $599,689, or 42.3%, to $2,018,766 for the nine months ended September 30, 2009 from $1,419,077 for the nine months ended September 30, 2008.   The increase was primarily due to an increase of multiple clinical studies for our drug candiates.

Patent Fees

Our patent fees increased $50,044, or 86.9%, to $107,618 for the three months ended September 30, 2009 from $57,574 for the three months ended September 30, 2008.  Patent fees increased $94,643, or 57.8%, to $258,421 for the nine months ended September 30, 2009 from $163,778 for the nine months ended September 30, 2008.  The increases in both periods were primarily due to the filing of additional patent applications and documentation and attorney fees related to the increased filings.

Interest Income

Interest income decreased $34,715, or 66.6%, to $17,407 for the three months ended September 30, 2009 from $52,122 for the three months ended September 30, 2008.  Interest income decreased $187,930, or 85.3%, to $32,309 for the nine months ended September 30, 2009 from $220,239 for the nine months ended September 30, 2008.  The decreases in both periods were primarily due to decrease in interest-bearing investments and lower interest rates.

Depreciation and Amortization

Depreciation and amortization expenses increased by $3,417, or 24.6%, to $17,292 for the three months ended September 30, 2009 from $13,875 for the three months ended September 30, 2008.  The increase was primarily due to higher amortization recorded on equipment due to new additions. Depreciation and amortization expenses increased $64, or 0.2%, to $41,638 for the nine months ended September 30, 2009 from $41,574 for the nine months ended September 30, 2008.

Net Loss

As a result of the above, the net loss for the three months and nine months ended September 30, 2009 was $1,237,429 and $4,505,045, respectively, or $0.02 and $0.08 per share, respectively, compared to a net loss of $1,213,850 and $3,264,124, respectively, or $0.02 and $0.06 per share, respectively, for the three months and nine months ended September 30, 2008.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three clinical stage lead drug candidates, Archexin™, Serdaxin™ and Zoraxel™ and pre-clinical stage oncology drug candidates RX-0183, RX-3117 and RX-5902.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin™, Serdaxin™ and Zoraxel™, is uncertain, and because RX-0183, RX-3117 and RX-5902 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

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

Pre-clinical pipeline

Our early stage cancer candidates, RX-0183, RX-3117 and RX-5902 are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an Investigational New Drug ("IND") application to the FDA. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound for a total of $4,500,000.  Pursuant to a research and exclusive license option with Teva Pharmaceutical Industries Limited (“Teva”), the Company must use $2 million of the gross proceeds from the issuance and sale of shares of common stock to Teva to fund a research and development program for the pre-clinical development and drug manufacturing of RX-3117.  These compounds may enter Phase I clinical trials in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3,758,540 for the nine months ended September 30, 2009 compared to cash used in operating activities of $3,120,970 for the same period ended September 30, 2008.  The operating cash flows during the nine months ended September 30, 2009 reflect our loss from operations of $4,505,045 and a net increase in cash components of working capital and non-cash charges totaling $746,505.

Cash provided by investing activities of $1,444,917 during the nine months ended September 30, 2009 consisted of $2,100,533 classified as restricted cash equivalents, $15,805 used in the purchase of equipment, $1,196,824 used in the purchase of marketable securities and $4,758,079 from the proceeds from the sales of marketable securities.  Cash used in investing activities was $1,398,292 during the nine months ended September 30, 2008.

Cash provided by financing activities of $6,085,851 during the nine months ended September 30, 2009 consisted of net proceeds from the offering of units and the issuance of common stock.

For the nine months ended September 30, 2009, we experienced net losses of $4,505,045.  Our accumulated deficit as of September 30, 2009 was $34,411,524.

The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the nine months ended September 30, 2009, we had a net increase in cash and cash equivalents of $3,772,228.  Total cash as of September 30, 2009 were $4,141,358 compared to $369,130 as of December 31, 2008.  The Company believes that its existing cash will be sufficient to cover its cash flow requirements through September 30, 2010.  Management has the capability of managing the Company’s operations within existing cash and marketable securities available by reducing research and development activities and general and administrative expenses.  This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.

On October 26, 2009, the Company received gross proceeds of $5,000,000 for the sale to five institutional investors of 6,072,383 shares of common stock at $0.8234 per share and warrants to buy an additional 2,125,334 shares of common stock at an exercise price of $1.00 per share.  Rodman acted as the exclusive placement agent for this transaction and received warrants to purchase 245,932 shares of common stock at an exercise price of $1.029 per share.  The Company is planning to use the proceeds from the offering for research and development and general corporate purposes.  Upon completion of the offering on October 26, 2009, the Company had 71,924,496 shares outstanding and stockholders' equity in excess of $9 million.

CONTRACTUAL OBLIGATIONS

Contractual Obligations

On October 2, 2003, we contracted with Amarex, LLC to conduct Phase I clinical studies for Archexin™ (then RX-0201).  Of the $239,337 to be paid under this contract, $194,461 was paid as of September 30, 2009.  The balance will be paid when the final report is accepted, which is expected to be in 2009.  Since 2003, additional services were added to the study.  These services were contracted for $200,043, all of which was paid as of September 30, 2009.

On January 6, 2006, we contracted with Amarex, LLC to conduct Phase II clinical studies for Archexin™.  In accordance with the agreement, the estimated contract duration is 24 months for a total cost of $596,244 plus pass through expenses.  The service costs are payable in 24 monthly payments of $18,633 plus an up front payment of $149,061 due upon signing.  In 2007, we added additional services to the Phase II clinical studies.   The cost of these services totals $106,220, all of which was paid as of December 31, 2008.  We paid $614,876 towards the cost of the study as of September 30, 2009.  On April 20, 2009 Amarex, LLC filed a lawsuit against us for breach of contract claims due to a billing dispute.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest.

From April 3, 2006 through 2009, we have contracted with UPM Pharmaceuticals, Inc. to develop several release formulations for Serdaxin™ and Zoraxel™ drug manufacturing.  In accordance with the agreements, the estimated total cost is $1,179,480, of which $883,230 was paid as of September 30, 2009.  The service costs are payable based upon a payment schedule related to certain milestones.

On May 18, 2007, we contracted with LabConnect to provide sample management and central laboratory services for Phase II clinical studies for Archexin™.  The total amount of the original contract was estimated to be $197,220.  On March 16, 2009, we entered into a new contract that replaces the May 18, 2007 contract.  The total amount to be paid is estimated to be $133,914, of which $59,277 (including $36,944 prepaid from the previous contract) was paid as of September 30, 2009.

On June 13, 2007, we contracted with Formatech to test the stability of the Archexin™ package.  The total amount to be paid for this contract is $21,500, of which $14,500 was paid in 2007.  The balance will be paid when the final report is submitted, which is expected to be in 2010.

On April 14, 2008, we contracted with Myron I Murdock M.D. LLC as a clinical site for our 12 month Phase IIa erectile dysfunction study for Zoraxel™.  The estimated amount of this contract, without lab costs, is $104,559, of which $47,210 was paid as of September 30, 2009.

On April 15, 2008, we entered into a 24 month contract with Radiant Development CRO to manage clinical trials for our Phase IIa erectile dysfunction study for Zoraxel™.  The total contract amount is estimated to be $125,629, of which $125,629 was paid as of September 30, 2009.

On May 6, 2008, we contracted with Delaware Valley Urology, LLC as a clinical site for our Phase IIa erectile dysfunction study for Zoraxel™.  In accordance with the agreement, the estimated contract duration is 17 months for an estimated cost of $57,365, with lab costs included.  A total of $47,596 has been paid as of September 30, 2009.

On September 5, 2008, we contracted with Radiant Research - Greer as a clinical site for our Phase IIa clinical study for Zoraxel™ for erectile dysfunction.  The initial estimated cost for the 12 month study was $62,532, of which $128,510 was paid as of September 30, 2009.  The study exceeded the initial estimated cost.  We estimate that the cost for the study will be $130,000.

On December 23, 2008, we entered into a 12 month contract with Radiant Development CRO to manage clinical trials for our Phase IIa major depressive disorder study for Serdaxin™.  The total contract amount is estimated to be $169,343, of which $131,970 was paid as of September 30, 2009.

On December 29, 2008, we contracted with LabConnect to provide sample management and central laboratory services for Phase II clinical studies for Serdaxin™.  The total of the contract amount is estimated to be $35,899, of which $46,942 was paid as of September 30, 2009.  The study exceeded the initial estimated cost.  We estimate that the cost for the study will be $47,000.

On January 7, 2009, we contracted with Atlanta Center for Medical Research as a clinical site for our Phase IIa clinical study for Serdaxin™ for major depressive disorder.  The estimated cost for the 18 month study has increased from $167,713 to $303,922, of which $258,369 was paid as of September 30, 2009.

On January 9, 2009, we contracted with Radiant Research - Denver as a clinical site for our Phase IIa clinical study for Serdaxin™ for major depressive disorder.  The estimated cost for the 18 month study has increased from $131,600 to $142,800, of which $111,901 was paid as of September 30, 2009.

On February 5, 2009, we contracted with Capital Clinical Research Associates, LLC as a clinical site for our Phase IIa clinical study for Serdaxin™ for major depressive disorder.  The estimated cost for the 18 month study has increased from $129,568 to $168,314, of which $134,616 was paid as of September 30, 2009.

On March 18, 2009, we contracted with SIRO Clinpharm Pvt. Ltd and SIRO Clinpharm, USA to manage clinical trials for our Phase II pancreatic cancer study for Archexin™.  The estimated cost for the study has increased from $362,708 to $608,961, of which $108,821 was paid as of September 30, 2009.

On May 21, 2009, we contracted with MEDCO for a one year license agreement to use lab space at the Germantown Innovation Center commencing on July 1, 2009.  The one year obligation is $41,346, of which $4,554 was paid as of September 30, 2009.

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

On June 10, 2009, we entered into a Research Services Agreement with University of Maryland, Baltimore to evaluate melanoma research.  The total cost of these services has increased from $27,951 to $55,902, of which $20,964 was paid as of September 30, 2009.

On June 12, 2009, we contracted with Cirrus Pharmaceuticals, Inc. to test the solubility of RX-8243.  The cost for the study is $9,360, all of which was paid as of September 30, 2009.  On June 15, 2009, we entered into another contract for the lipid extrusion of LIPO-ASO.  The cost of the study is $6,480, all of which was paid as of September 30, 2009.

On June 16, 2009, we contracted with Baptist Cancer Institute as a clinical site for our Phase IIa clinical study for Archexin™ for pancreatic cancer.  The estimated cost for the study is $83,250, none of which was paid as of September 30, 2009.

On June 22, 2009, we entered into a License Agreement with KRICT to acquire all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of September 30, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

On June 26, 2009, we entered into a research and exclusive license option agreement with Teva to use $2,000,000 of the gross proceeds of $3,500,000 from the issuance and sale of shares to Teva on June 26, 2009 to fund a research and development program for the pre-clinical development of RX-3117.

On June 29, 2009, we contracted with Almac Pharma Services for GMP drug manufacturing for our Phase IIb clinical trial for Zoraxel™.  The estimated cost for the study is $45,472, of which $25,237 was paid as of September 30, 2009.

On August 15, 2009, we entered into a contract research agreement with NetQem, LLC for the synthesis of RX-8243.  The cost for the study is $17,800, of which $8,914 was paid as of September 30, 2009.

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

Over the next twelve months we expect to spend a minimum of approximately $2 million on clinical development for Phase II clinical trials of Archexin™, Serdaxin™ and Zoraxel™ (including our commitments described under "Contractual Obligations" of this Item 2), $600,000 on development of our pre-clinical pipeline compounds, $3.8 million on general corporate expenses, and approximately $170,000 on facilities rent. Pursuant to a research and exclusive license option with Teva, the Company must use $2 million of the gross proceeds from the issuance and sale of shares of common stock to Teva to fund a research and development program for the pre-clinical development of RX-3117. We will need to seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects, which together with the minimum operating plan over the next twelve months, could aggregate up to $9 million. If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

—	the progress of our product development activities;

—	the number and scope of our product development programs;

—	the progress of our pre-clinical and clinical trial activities;

—	the progress of the development efforts of parties with whom we have entered into collaboration agreements;

—	our ability to maintain current collaboration programs and to establish new collaboration arrangements;

—	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

—	the costs and timing of regulatory approvals.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

Item 4	Controls and Procedures

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

As previously described in Item 1 of our Quarterly Report on Form 10-Q for the period ending March 31, 2009, on April 20, 2009, Amarex, LLC filed suit against us in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex, LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest.  Previous, the court ordered the Company and Amarex, LLC to proceed with non-binding mediation.  The Company and Amarex, LLC were not able to reach a settlement during the non-binding mediation and will proceed with litigation.

Item 1A	Risk Factors

In response to Item 1A of our 2008 Annual Report, we described a billing dispute between the Company and a pharmaceutical research provider, Amarex, LLC.  The dispute has resulted in a legal proceeding as described in Item 1 above.

There were no other material changes in risk factors from those disclosed in the Company’s Form 10-K for fiscal year ended December 31, 2008.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit No	Description	Location
10.1	Employment Agreement, dated as of August 10, 2009, by and between Rexahn Pharmaceuticals, Inc. and Chang Ho Ahn.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009

10.2	Employment Agreement, dated as of August 10, 2009, by and between Rexahn Pharmaceuticals, Inc. and Rakesh Soni.	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2009

10.3	Employment Agreement, dated as of August 10, 2009, by and between Rexahn Pharmaceuticals, Inc. and Tae Heum Jeong.	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2009

10.4*	Research and Exclusive License Option Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2009

10.5	Securities Purchase Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited.	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 21, 2009

10.6	Amendment No. 1 to Securities Purchase Agreement, dated as of September 16, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited.	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 21, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1**	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2**	Section 1350 Certificate (Principal Financial Officer)	Filed herewith

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: November 16, 2009		Chang H. Ahn
Chairman and Chief Executive Officer

	By:	/s/ Tae Heum Jeong
Date: November 16, 2009		Tae Heum Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 30, 2009

Exhibit No	Description	Location
10.1	Employment Agreement, dated as of August 10, 2009, by and between Rexahn Pharmaceuticals, Inc. and Chang Ho Ahn.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 10, 2009

10.2	Employment Agreement, dated as of August 10, 2009, by and between Rexahn Pharmaceuticals, Inc. and Rakesh Soni.	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 10, 2009

10.3	Employment Agreement, dated as of August 10, 2009, by and between Rexahn Pharmaceuticals, Inc. and Tae Heum Jeong.	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2009

10.4*	Research and Exclusive License Option Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited.	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2009

10.5	Securities Purchase Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited.	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 21, 2009

10.6	Amendment No. 1 to Securities Purchase Agreement, dated as of September 16, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited.	Filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 21, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1**	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2**	Section 1350 Certificate (Principal Financial Officer)	Filed herewith

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