Form 10-Q
period 2010-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2010-05-21
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Rexahn Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Commission File No.: 001-34079

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,172,822 shares of common stock outstanding as of May 21, 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	3

	2)	Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited) and cumulative from March 19, 2001 (inception) to March 31, 2010 (unaudited)	4

	3)	Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited) and cumulative from March 19, 2001 (inception) to March 31, 2010 (unaudited)	5

	4)	Notes to Condensed Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		22

Item 3	Quantitative and Qualitative Disclosures About Market Risk		28

Item 4	Controls and Procedures		28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		29

Item 1A	Risk Factors		29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		29

Item 3	Defaults Upon Senior Securities		29

Item 4	(Removed and Reserved)		29

Item 5	Other Information		29

Item 6	Exhibits		30

SIGNATURES			31

PART 1.       Financial Information

REXAHN PHARMACEUTICALS, INC. (A Development Stage Company) Condensed Balance Sheets
	March 31, 2010 (unaudited)	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$7,682,191	$7,298,032
Marketable securities	175,000	175,000
Prepaid expenses and other current assets (note 3)	491,923	320,935
Total Current Assets	8,349,114	7,793,967
Restricted Cash Equivalents (note 13)	1,909,827	2,026,060
Equipment, Net (note 4)	158,701	168,978
Total Assets	$10,417,642	$9,989,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 5)	$917,356	$785,904

Deferred Revenue (note 6)	956,250	975,000

Other Liabilities (note 7)	135,921	128,501

Total Liabilities	2,009,527	1,889,405
Commitment and Contingencies (note 13)
Stockholders' Equity (note 9):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 73,483,702 (2009 – 71,938,701) issued and 73,469,497 (2009 – 71,924,496) outstanding	7,349	7,194
Additional paid-in capital	46,294,187	44,414,723
Accumulated deficit during the development stage	(37,865,011)	(36,293,907)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	8,408,115	8,099,600

Total Liabilities and Stockholders' Equity	10,417,642	9,989,005

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC. (A Development Stage Company) Condensed Statement of Operations (Unaudited)
	Three Months Ended March 31,			Cumulative from March 19, 2001 (Inception) to March 31, 2010
	2010		2009

Revenue:
Research		$18,750	$18,750	$543,750

Expenses:
General and administrative		1,056,465	723,107	18,865,007
Research and development		491,122	721,926	16,974,937
Patent fees		52,734	54,137	1,277,787
Depreciation and amortization		11,547	11,991	556,355

Total Expenses		1,611,868	1,511,161	37,674,086

Loss from Operations		(1,593,118)	(1,492,411)	(37,130,336)

Other (Income) Expense
Realized loss on securities available-for-sale		-	-	9,341
Interest income		(22,014)	(7,609)	(1,200,813)
Interest expense		-	-	301,147
Beneficial conversion feature		-	-	1,625,000

		(22,014)	(7,609)	734,675

Loss Before Provision for Income Taxes		(1,571,104)	(1,484,802)	(37,865,011)
Provision for Income Taxes		-	-	-

Net Loss		$(1,571,104)	$(1,484,802)	37,865,011

Net Loss per share , basic and diluted	$	(0.02)	$(0.03)

Weighted average number of shares,basic and diluted		72,271,780	55,025,649

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC. (A Development Stage Company) Condensed Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,		Cumulative From March 19, 2001 (Inception) to March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(1,571,104)	$(1,484,802)	$(37,865,011)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	366,000	-	387,877
Depreciation and amortization	11,547	11,991	556,355
Stock option compensation	195,378	134,910	4,549,743
Amortization of deferred revenue	(18,750)	(18,750)	(543,750)
Realized losses on marketable Securities	-	-	9,341
Amortization of deferred lease incentive	(5,000)	-	(15,000)
Deferred lease expenses	12,420	-	50,921
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(170,988)	184,186	(491,923)
Accounts payable and accrued expenses	131,452	115,494	917,356
Net Cash Used in Operating Activities	(1,049,045)	(1,056,971)	(30,532,959)
Cash Flows from Investing Activities:`
Restricted cash equivalents	116,233	-	(1,909,827)
Purchase of equipment	(1,270)	(835)	(544,972)
Purchase of marketable securities	-	(1,001,345)	(10,770,000)
Proceeds from sales of marketable securities	-	3,550,001	10,585,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided (Used in) by Investing Activities	114,963	2,547,821	(2,995,356)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	-	33,267,073
Proceeds from exercise of stock options	21,240	-	24,842
Proceeds from exercise of stock warrants	1,297,001	-	1,297,001
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Principal payments on long-term debt	-	-	(28,410)
Net Cash Provided by Financing Activities	1,318,241	-	41,210,506
Net Increase in Cash and Cash Equivalents	384,159	1,490,850	7,682,191
Cash and Cash Equivalents - beginning of period	7,298,032	369,130	-
Cash and Cash Equivalents - end of period	7,682,191	1,859,980	$7,682,191
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$-	$-	$3,877,752
Leasehold improvement incentive	$-	$-	$100,000

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company", "Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $37,865,011 as of March 31, 2010 and anticipates incurring losses through the remainder of fiscal 2010 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by reducing research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2010.  The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009.

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

2.	Recent Accounting Pronouncements Affecting the Company

In February 2010, the FASB issued ASI 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (“ASI 2010-9”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASI 2010-9 is effective upon issuance of the final update. The Company adopted ASI 2010-9 as of March 31, 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

3.	Prepaid Expenses and Other Current Assets
	March 31,	December 31,
	2010 (unaudited)	2009

Deposits on contracts	$415,713	$245,476
Other assets	76,210	75,459

	$491,923	$320,935

4.	Equipment, Net

	March 31,	December 31,
	2010 (unaudited)	2009

Furniture and fixtures	$32,169	$32,169
Office equipment	73,655	72,385
Lab and computer equipment	428,816	428,816
Leasehold improvements	110,713	110,713

	645,353	644,083
Less, Accumulated depreciation	(486,652)	(475,105)

Net carrying amount	$158,701	$168,978

Depreciation expense was $11,547 and $7,539 for the three months ended March 31, 2010 and 2009, respectively.

5.	Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2010 (unaudited)	2009

Trade payables	$146,745	$132,212
Accrued expenses	658,743	512,659
Payroll liabilities	111,868	141,033

	$917,356	$785,904

6.	Deferred Revenue

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

The Company is using 20 years as its basis for recognition and accordingly $18,750 was included in revenues for the three months ended March 31, 2010 and 2009.  The remaining $956,250 as of March 31, 2010 (December 31, 2009 - $975,000) is reflected as deferred revenue on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2012.

7.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five year office lease agreement as discussed in note 13.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for construction cost of the improvements, architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, construction fees and telephone and data cabling and wiring in the premises.  As of March 31, 2010, the full amount of leasehold improvement allowance has been used up by the Company.  The Company accounts for the benefit of the leasehold improvement allowance as a reduction of rental expense over the term of the lease which is 5 years.

The following table sets forth the deferred lease incentive:
	March 31,	December 31,
	2010 (unaudited)	2009

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(15,000)	(10,000)

Balance	$85,000	$90,000

Deferred Office Lease Expense

The office lease agreement, discussed above, requires an initial annual base rent of $76,524 with annual increases over the next subsequent five years. The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $47,505 and $31,670 as of March 31, 2010 and December 31, 2009, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

Deferred Lab Lease Expense

On May 21, 2009, the Company entered into a one year agreement to use lab space commencing on July 1, 2009.  The lessor granted free rent to the Company for the period from July 1, 2009 to September 30, 2009.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which results in a deferred rent liability of $3,416 and $6,831 as of March 31, 2010 and December 31, 2009, respectively.

8.	Net Loss per Common Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution was computed by reflecting potential dilution from the exercise of stock options and warrants.  As of March 31, 2010 and 2009, there were stock options and warrants to acquire 15,421,034 and 7,760,795 shares of our common stock, respectively.  These shares were excluded from the computations of diluted loss per share because their effect would be anti-dilutive.

9.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to March 31, 2010:

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

f)
In July 2003, the shareholders described in b) (iii) and e) transferred an aggregate of 1,268,332 shares of common stock to a voting trust.  The trust allows for the unified voting of the stock by the trustees.  The appointed trustees are senior management of the Company who, together with their existing shares, control a majority of the voting power of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

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
Three Months Ended March 31, 2010 and 2009
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
Three Months Ended March 31, 2010 and 2009
(Unaudited)

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

ac)
On May 19, 2009, the Company entered into a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total gross proceeds of $2,710,910 and incurred $289,090 of stock issuance costs.  The investor was also issued:

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

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

ai)
On February 12, 2010, the Company entered into an agreement to issue 180,000 shares of common stock for consulting services and an agreement to issue 120,000 shares of common stock for consulting services.

aj)	In March 2010, warrant holders exercised their warrant to purchase shares of Company common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of Company common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

10.	Stock-Based Compensation

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements. Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  As of March 31, 2010, 8,567,500 shares of common stock were available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company's results of operations for the three months ended March 31, 2010 and 2009 include share-based employee compensation expense totaling $116,270 and $130,698, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses. No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $79,108 and $4,212 for the three months ended March 31, 2010 and 2009, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three months ended March 31, 2010 and 2009, and the period from inception (March 19, 2001) to March 31, 2010, all of which relates to stock options and warrants, is as follows:

	Three Months Ended		Inception (March 19,2001) to March 31, 2010
	March 31, 2010	March 31, 2009
Income statement line item: General and administrative
Payroll	$100,886	$82,761	$1,700,977
Consulting and other professional fees	75,444	4,187	741,820
Research and development:
Payroll	15,384	47,937	814,739
Consulting and other professional fees	3,664	25	1,292,207

Total	$195,378	$134,910	$4,549,743

Summary of Stock Option Transactions

There were 375,000 stock options granted at an exercise price of $1.33 with a fair value of $304,043 during the three months ended March 31, 2010.  There were no stock options granted during the three months ended March 31, 2009.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under ASC 718 and SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,

	2010	2009
Black-Scholes weighted average assumptions
Expected dividend yield	$0	$0
Expected volatility	107%	0%
Risk free interest rate	2.40 – 4.10%	0%
Expected term (in years)	1 – 5 years	0 years

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

The following table summarizes the employee and non-employee share-based transactions:

	2010		Weighted Ave. Fair Value on Date of Grant	2009		Weighted Avg. Fair Value on Date of Grant
	Subject to Options	Shares Weighted Avg. Exercise Prices		Subject to Options	Shares Weighted Avg. Exercise Prices
Outstanding at January 1	7,715,795	$0.98		7,760,795	$1.01
Granted	375,000	1.33	304,043	-	-	-
Exercised	(48,000)	0.44	-	-	-	-
Cancelled	-	-	-	-	-	-

Outstanding at March 31	8,042,795	$1.01		7,760,795	$1.01

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

The following table summarizes information about stock options outstanding as of March 31, 2010 and 2009.

	Shares Subject to Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2010	8,042,795	$1.01	5.5 years	$5,622,427

Exercisable at March 31, 2010	6,241,295	$0.99	5.20 years	$4,595,367

	Shares Subject to Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2009	7,760,795	$1.01	6.6 years	$375,266

Exercisable at March 31, 2009	5,625,920	$0.94	6.5 years	$375,266

As of March 31, 2010 and 2009, there was $2,147,234 and $2,276,558 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.77 years and 1.3 years, respectively.  As of March 31, 2010 and 2009, the weighted fair value of the unvested stock options on the date of grant was $0.73 and $0.82, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

11.	Warrants

As of March 31, 2010, warrants to purchase 7,378,242 shares were outstanding, having exercise prices ranging from $0.82 to $1.50 and expiration dates ranging from December 24, 2010 to October 23, 2014.

	2010		2009
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	8,575,243	$1.10	1,207,151	$1.80
Issued during the period	-	$-	-	$-
Exercised during the period	(1,197,001)	$(1.08)	-	$-
Expired during the period	-	$-	-	$-

Balance, March 31	7,378,242	$1.10	1,207,151	$1.80

As of March 31, 2010 the range of exercise prices of the outstanding warrants and options were as follows:

Range of exercise prices	Number of warrants	Average remaining contractual life	Weighted average exercise price
$0.82 - 1.50	7,378,242	2.23 years	$ 1.10

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

No provision for Federal and State income taxes was required for the periods ended March 31, 2010 and 2009, due to the Company’s operating losses and increased deferred tax asset valuation allowance.  As of March 31, 2010 and 2009, the Company has unused net operating loss carry-forwards of approximately $35,644,000 and $31,390,000 which expire at various dates through 2030.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of March 31, 2010 and 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

Deferred tax assets and valuation allowances consist of:

	2010	2009
Net operating loss carry-forwards	$13,544,760	$11,928,687
Valuation allowance	(13,544,760)	(11,928,687)

Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal and New York state jurisdictions. Tax years for fiscal 2006 through 2008 are open and potentially subject to examination by the federal and New York state taxing authorities.

13.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2010, the total estimated cost to be incurred under these agreements was approximately $7,972,512 and the Company had made payments totaling $2,743,984 under the terms of the agreements as of March 31, 2010.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
  The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments of $200,000, $350,000 and $250,000.

c)
On April 20, 2009, Amarex, LLC filed suit against the Company in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex, LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest.  The court ordered the Company and Amarex, LLC to proceed with a non-binding mediation.  The mediation has taken place, but the parties were not able to reach an amicable resolution as of March 31, 2010.  The trial is scheduled to commence on June 14, 2010.

d)
On May 21, 2009, the Company entered into a 1 year agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,594 from October 1, 2009 to June 30, 2010.  The agreement shall terminate on June 30, 2010 and may be renewed for two additional one year terms upon 60 days prior to the expiration of the agreement.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

e)
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

f)
On June 26, 2009, the Company entered into a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”).  Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company shall use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.  During the fourth quarter of 2009, research and development work began on the RX-3117 research and development program.  Pursuant to the Purchase Agreement, Teva has the option to purchase additional shares of Rexahn’s Common Stock. If Teva exercises such option, it will acquire additional shares of Common Stock having a value of $750,000 plus such additional amount equal to the amount, if any, then anticipated to be required to complete the development of RX-3117. The price for any such Common Stock purchased by Teva will equal 120% of the closing price of the Common Stock on the last trading day prior to the date of purchase; provided, that if the number of shares subject to purchase by Teva would exceed 7% of the total outstanding Common Stock upon the completion of such purchase, then the aggregate purchase price shall remain the same, but the number of shares subject to purchase will be reduced so as not to exceed such amount.

g)
On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Future rental payments over the next five years and thereafter are as follows:

2010	$89,287
2011	148,593
2012	158,835
2013	162,806
2014	82,408
$641,929

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

h)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee's compensation plus 50% of the employee's deferral that exceeds 3% of the employee's compensation (limited to 5% total employee compensation). Expense related to this matching contribution aggregated $18,643 and nil for the three months ended March 31, 2010 and 2009, respectively.

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

The three levels are described below:

Level 1 Inputs—	Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;
Level 2 Inputs—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3 Inputs—	Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for its financial assets as follows:

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$1,909,827	$1,808,261	$101,566	-
Marketable securities	$175,000	$175,000	-	-

Total Assets	$2,084,827	$1,983,261	$101,566	$-

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

As of March 31, 2010, the Company’s restricted cash equivalents is comprised of the following:

a)	Money market funds valued at the net asset value of shares held be the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as discussed in note 13, and classified within level 2 of the fair value hierarchy

As of March 31, 2010, marketable securities consisted of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

		Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
	$994,870	-	$994,870	-
Market Index Target Term Securities
Total Assets	$994,870	$-	$994,870	$-

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

A "critical accounting policy" is one which is both important to the portrayal of our financial condition and results and requires our management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our accounting policies are in accordance with United States generally accepted accounting principles, or generally accepted accounting principles (GAAP), and their basis of application is consistent with that of the previous year.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the FASB issued ASI 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-9). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASI 2010-9 is effective upon issuance of the final update. The Company does not expect the adoption of ASI 2010-9 to have a material impact on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 and 2009:

Total Revenues

For the three month period ended March 31, 2010, we recorded revenues of $18,750.  We recorded the same amounts in the same period of 2009.  In all periods, the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority stockholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $333,358, or 46.1%, to $1,056,465 for the three months ended March 31, 2010 from $723,107 for the three months ended March 31, 2009.  The increase in both periods was primarily due to professional fees and investor relations activities.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred. See the discussion under "Research and Development Projects" below for additional information about expected future research and development expenses.

Research and development expenses decreased $230,804, or 32.0%, to $491,122 for the three months ended March 31, 2010 from $721,926 for the three months ended March 31, 2009.  The decrease was primarily due to the completion of on-going clinical trials.

Patent Fees

There was little change in our patent fees which were $52,734 for the three months ended March 31, 2010 compared to $54,137 for the three months ended March 31, 2009.

Depreciation and Amortization

There was little change in our depreciation and amortization expenses which were $11,547 for the three months ended March 31, 2010 compared to $11,991 for the three months ended March 31, 2009.

Interest Income

Interest income increased $14,405, or 189%, to $22,014 for the three months ended March 31, 2010 from $7,609 for the three months ended March 31, 2009.  The increase was primarily due to an increase in interest-bearing investments and higher interest rates.

Net Loss

As a result of the above, the net loss for the three months ended March 31, 2010 was $1,571,104 or $0.02 per share compared to a net loss of $1,484,802 or $0.03 per share for the three months ended March 31, 2009.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three clinical stage lead drug candidates, Archexin®, Serdaxin® and Zoraxel™ and pre-clinical stage drug candidates RX-3117, RX-1792, RX-5902, RX-8243, RX-0201-Nano, RX-0047-Nano, RX-21101 and RX-21202.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin®, Serdaxin® and Zoraxel™, is uncertain, and because our pre-clinical stage drug candidates are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

Archexin®

Archexin, a 20 nucleotide single stranded DNA anti-sense molecule, is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the FDA for five cancer indications (renal cell carcinoma (RCC), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program enables expedited FDA review or approval process, seven years of marketing exclusivity after approval and tax incentives for clinical research. In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.   The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors. The Phase I trial was intended primarily to determine the safety and tolerability of Archexin in patients with advanced cancer. The trial demonstrated that the dose limiting toxicity of Archexin occurs at 315 mg/m2 dose in the form of fatigue. No other serious adverse events such as hematological toxicities were observed in this Phase I study. The results of the Phase I study also showed stable disease was observed in two out of the 17 Patients. Archexin is currently being studied in a Phase II clinical trials for the treatment of pancreatic cancer with patient enrollment underway.  The Archexin Phase IIa trial is a single-arm, open-label study with 35 subjects conducted at global sites in the United States and India. Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival. Archexin’s Phase II clinical trial protocol for the treatment of RCC was accepted by the FDA, but issues with enrollment have delayed the trial.  Such enrollment issues were primarily due to the fact that there is a small number of patients that have been diagnosed with RCC and such patients are often treated with surgery instead of drug therapies.  After further consideration of the trial design and the limited number of patients, there was a reallocation of resources and Rexahn reprioritized Archexin to pursue studies in pancreatic cancer.  The costs incurred for the Phase I clinical trial was approximately $1,500,000. As of March 31, 2010, the costs incurred for Phase II clinical development of Archexin to date have been approximately $1,500,000 and we estimate that the Phase II trials for pancreatic cancer patients will be completed by the end of 2010 and will require approximately $450,000 of additional funding to complete the Phase II trials.   We own one issued U.S. patent for Archexin.

Serdaxin® (RX-10100)

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by FDA. We are currently developing Serdaxin for the treatment of depression and neurodegenerative disorders. We have recently concluded a Phase IIa proof of concept clinical trial for major depressive disorder (MDD) with Serdaxin. The proof-of-concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) Phase IIa clinical trial enrolled 77 MDD patients at multiple sites in the United States. Results from the Phase IIa clinical trial showed that patients suffering from MDD responded positively to the drug, and supported proceeding to a Phase IIb clinical trial. In the subgroup analysis, the study showed that patients with severe MDD taking 5 mg of Serdaxin had significant improvement in Montgomery-Asberg Depression Rating Scale (MADRS) scores after 8 weeks of treatment, compared to the placebo group. Among the 77 patients, 53 patients were classified as having severe MDD. Of the 14 patients treated with 5 mg of Serdaxin, MADRS scores improved by 55.6%, compared to only 34.0% in the placebo group (n = 14), which was statistically significant (p=0.041) on an intent to treat basis. In addition, 64.3% of patients with severe MDD treated with the 5 mg of Serdaxin were considered “Responders” compared to 28.6% in the placebo group (p=0.0581). A “Responder” is a patient with a change from baseline in MADRS score of greater than or equal to 50% after treatment. Additionally, 42.9% of patients in the treatment group at 5 mg of Serdaxin were in remission with a MADRS score of less than or equal to 12 after treatment, at 8 weeks versus 14.3% in the placebo arm (p=0.209). The trial also demonstrated Serdaxin to be well tolerated without the appearance of serious side effects that are commonly linked to currently marketed antidepressant drugs, such as selective serotonin uptake inhibitors (SSRI), serotonin-norepinephrine reuptake inhibitors (SNRI), and tricyclic antidepressants (TCA). The 5 mg Serdaxin-treated group (20 adverse events) reported 40% fewer adverse events such as headache than the placebo group (36 adverse events). In addition, the 5 mg Serdaxin-treated group reported a lower dropout rate in week 2 of 4.8% compared to 9.1% in the placebo group, and by week 8 the drop-out rate for the Serdaxin group was only 14.3% compared to 59.1% in the placebo group. Based on pre-clinical studies, Serdaxin may have an inverted, U-shape dose-response curve. This inverted, dose-response relationship may explain the observation of, “the lower the dosage, the better the efficacy,” in the Phase IIa trial. Due to this phenomenon, higher doses of Serdaxin may not be effective, suggesting an additional benefit with respect to the risk of overdose problems prevalent in other psychogenic medications. A Phase IIb trial for MDD with lower doses is under development and we expect the trial to commence as soon as the second half of 2010, subject to the Company first submitting the protocol for the Serdaxin Phase IIb study to the FDA without receiving any objection and the Company providing the FDA with further pre-clinical data for clavulanic acid that supports product safety. We are also currently planning the PhaseII clinical trial for Parkinson’s disease (PD) with Serdaxin and have submitted the protocols for this study to the FDA. Through March 31, 2010, the costs incurred for development of

Serdaxin to date have been approximately $1,000,000. We currently estimate that the Phase IIb MDD studies will require $5,500,000 through the end of 2011. Phase II clinical trials for the use of Serdaxin in Parkinson’s disease is being developed. We currently estimate PD studies will require $2,500,000 through the end of 2011. In March 2005, we licensed-in CNS related intellectual property from Revaax Pharmaceuticals, LLC and agreed to use commercially reasonable efforts to develop and commercialize one or more licensed products. The intellectual property rights acquired cover use of certain compounds for anxiety, depression, aggression, cognition, Attention Deficit Hyperactivity Disorder and neuroprotection. We have an exclusive license rights to four issued U.S. patents owned by Revaax Pharmaceuticals, Inc.

Zoraxel™ (RX-10100)

We are developing Zoraxel for treatment of erectile dysfunction. Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin. The Phase IIa proof of concept clinical trial of Zoraxel is complete with positive results and the Phase IIb trial will continue through 2010-2011. Rexahn’s decision to move forward with the Phase IIb trial is supported by data from the Phase IIa proof of concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) study of 39 erectile dysfunction patients (ages of 18 to 65) treated with Zoraxel. The Phase IIa study was completed in May 2009 and demonstrated that Zoraxel consistently improved International Index of Erectile Function (IIEF) scores of treated subjects. The Phase IIa study found that treatment with 15mg of Zoraxel at week 8 subjects’ IIEF-EF scores improved by 6.5, a value obtained from the changes from baseline between scores of 15 mg of Zoraxel (5.3) and the placebo group (-1.2). Furthermore, the study found that treated subjects demonstrated a dose dependent treatment effect with improved erectile function and quality of life measures. The study also demonstrated that Zoraxel was also found to be well tolerated, with no serious adverse events reported. To examine the clinical relevance of Zoraxel as an erectile dysfunction drug, “effect size” analysis has been conducted. “Effect size” (ES) is a data analysis index developed by Dr. Jacob Cohen of New York University and is derived from the improvement in IIEF mean score for the treatment group minus the improvement in IIEF mean score of the placebo group over the treatment period, divided by the standard deviation of the entire sample at baseline. This method has been successfully adopted to prove clinical relevance of clinical data, and an ES value greater than 0.80 indicates “a considerable change.” The ES for IIEF-EF and IIEF-intercourse satisfaction indices of Zoraxel (2.59 and 0.88, respectively) were larger than 0.80, suggesting a considerable change in sexual experiences in Zoraxel-treated patients. The Phase IIb study is designed to assess Zoraxel’s efficacy in approximately 225 male subjects, ages 18 to 65, with ED. The double blind, randomized, placebo-controlled, 12-week study will include IIEF, Sexual Encounter Profile (SEP) 2 (Penetration) & 3 (Sexual Intercourse) survey, as primary endpoints with 25 and 50 mg doses. The Phase IIb study is expected to begin in the second half of 2010 and the preliminary data is expected to be available in 2011, subject to the absence of any objection of the FDA to the Phase IIb trial we developed for Zoraxel and the Company providing the FDA with further preclinical data for clavulanic acid that provide the product safety.

The study will be conducted at multiple sites in the United States. Through March 31, 2010, the costs incurred for development of Zoraxel to date have been approximately $1,000,000. We currently estimate that these Phase IIb studies will require approximately $3,000,000 through the end of 2011. In March 2005, we licensed-in CNS-related intellectual property from Revaax Pharmaceuticals, LLC and agreed to use commercial reasonable efforts to develop and commercialize one or more licensed products. The intellectual property rights acquired cover use of certain compounds for sexual dysfunction. We have an exclusive license rights to one issued U.S. patent owned by Revaax Pharmaceuticals, Inc.

Pre-clinical Pipeline

RX-3117 is in a pre-clinical stage of development.  On June 26, 2009, the Company entered into a securities purchase agreement with Teva Pharmaceutical Industries (Teva).  Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (RELO) pursuant to which the Company is required to use $2,000,000 of the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.  During the fourth quarter of 2009, research and development work began on the RX-3117 research and development program.  These compounds may be entered into Phase I clinical trials in 2010.  Pursuant to the purchase agreement, Teva has the option to purchase additional shares of Rexahn’s Common Stock. If Teva exercises such option, it will acquire additional shares of Common Stock having a value of $750,000 plus such additional amount equal to the amount, if any, then anticipated to be required to complete the development of RX-3117.

RX-1792, RX-5902, RX-8243, RX-0201-Nano, RX-0047-Nano, RX-21101 and RX-21202 are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an IND application to the FDA.   Through March 31, 2010, the costs incurred for development of these compounds to date have been approximately $2,000,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,049,045 for the three months ended March 31, 2010 compared to cash used in operating activities of $1,056,971 for the same period ended March 31, 2009.  The operating cash flows during the three months ended March 31, 2010 reflect our net loss of $1,571,104 and a net increase in cash components of working capital and non-cash charges totaling $522,059.

Cash provided by investing activities of $114,963 during the three months ended March 31, 2010 consisted of $116,233 classified as restricted cash equivalents and $1,270 used in the purchase of equipment. Cash used in investing activities was $2,547,821 during the three months ended March 31, 2009.

Cash provided by financing activities of $1,318,241 during the three months ended March 31, 2010 consisted of net proceeds from the exercise of stock warrants and stock options. We had no financing activities during the three months ended March 31, 2010.

For the three months ended March 31, 2010, we experienced net losses of $1,571,104.  Our accumulated deficit as of March 31, 2010 was $37,865,011.

We have not yet generated commercial sales revenue and has been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the three months ended March 31, 2010, we had a net increase in cash and cash equivalents of $384,159.  Total cash as of March 31, 2010 was $7,682,191 compared to $7,289,032 as of December 31, 2009.  We believe that our existing cash will be sufficient to cover its cash flow requirements through March 31, 2011.  Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. If we are not able to raise sufficient additional money, we will have to reduce our research and development activities. We will first reduce research and development activities associated with our preclinical compounds. To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

CONTRACTUAL OBLIGATIONS

We have contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2010, the total contract value of these agreements was approximately $7,972,512 and We have made payments totaling $2,743,984 under the terms of the agreements as of March 31, 2010.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

We and three of our key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments of $200,000, $350,000 and $250,000.

On April 20, 2009, Amarex, LLC filed suit against the Company in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex, LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest.  The court ordered the Company and Amarex, LLC to proceed with a non-binding mediation.  The mediation has taken place but the parties were not able to reach an amicable resolution as at March 31, 2010.  The trial is scheduled to commence on June 14, 2010.

On May 21, 2009, the Company entered into a 1 year agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,594 from October 1, 2009 to June 30, 2010.  The agreement shall terminate on June 30, 2010 and may be renewed for two additional terms of one year upon 60 days prior to the expiration of the agreement.

On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (KRICT) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of March 31, 2010.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

On June 26, 2009, the Company entered into a securities purchase agreement with Teva.  Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (RELO) pursuant to which the Company shall use $2,000,000 of the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.  During the fourth quarter of 2009, research and development work began on the RX-3117 research and development program. Pursuant to the Purchase Agreement, Teva has the option to purchase additional shares of Rexahn’s Common Stock. If Teva exercises such option, it will acquire additional shares of Common Stock having a value of $750,000 plus such additional amount equal to the amount, if any, then anticipated to be required to complete the development of RX-3117. The price for any such Common Stock purchased by Teva will equal 120% of the closing price of the Common Stock on the last trading day prior to the date of purchase; provided, that if the number of shares subject to purchase by Teva would exceed 7% of the total outstanding Common Stock upon the completion of such purchase, then the aggregate purchase price shall remain the same, but the number of shares subject to purchase will be reduced so as not to exceed such amount.

On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease during the quarter ended March 31, 2010 was $19,131.

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.

On November 4, 2009, the Company entered into a Synthesis and Supply Agreement with TheraTarget, Inc. to provide synthesis and supply of Rexahn’s products.  The total cost of these services is $100,000, of which $30,000 was paid as of March 31, 2010.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs over the next twelve months which would entail focusing our resources on Phase II clinical trials of Archexin, Serdaxin and Zoraxel.  Over the next twelve months, we expect to spend a minimum of approximately $3 million on clinical development for Phase II clinical trials of Archexin, Serdaxin and Zoraxel (including our commitments described under "Contractual Obligations" of this Item 2), $4 million on general corporate expenses, and approximately $108,418 on facilities rent.  Additionally, as required by the exclusive license option agreement executed on June 26, 2009, we plan to spend $2 million on the preclinical development of RX-3117.  We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

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

Evaluation of Disclosure Controls and Procedures

With the participation of our management, including the Company’s principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

As previously described in Item 1 of our Annual Report on Form 10-K, on April 20, 2009, Amarex, LLC filed suit against us in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex, LLC entered into on January 6, 2006.  Amarex, LLC claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex, LLC.  On June 16, 2009, the Company filed a counterclaim against Amarex, LLC for breach of the same contract in the amount of $354,824 plus interest.  Previous, the court ordered the Company and Amarex, LLC to proceed with non-binding mediation.  The Company and Amarex, LLC were not able to reach a settlement during the non-binding mediation and will proceed with litigation.  The trial is scheduled to commence on June 14, 2010.

Item 1A	Risk Factors

Two of our clinical stage product candidates, Serdaxin and Zoraxel, are based on the same active ingredient, and if safety concerns arise with the active ingredient, then it may delay or prevent further development, regulatory approval or successful commercialization of both product candidates.

Two of our clinical stage product candidates, Serdaxin and Zoraxel, are based upon the same active ingredient. If safety concerns arise or any other material adverse events occur involving the active ingredient, it may result in delays, prevent the further development or adversely impact our ability to obtain necessary FDA and other regulatory approvals and to successfully commercialize both of these product candidates. Any such delay or inability to further develop and commercialize one or both of Serdaxin and Zoraxel would harm our business and our prospects.

Serdaxin and Zoraxel may be subject to early generic competition or early off-label use of the active ingredient shared by both clinical stage product candidates.

Two of our clinical stage product candidates, Serdaxin and Zoraxel, are based upon the same active ingredient that has previously been approved by the FDA for use in combination with antibiotics.  Because we do not have a patent that claims this active ingredient chemical structure and because we are not likely to be able to obtain new chemical entity market exclusivity for this active ingredient, we may be rapidly subject to early generic competition or early off-label use of the active ingredient, which may adversely impact our ability to successfully commercialize one or both of Serdaxin or Zoraxel and may harm our financial condition, results of operations and business.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2010, the Company issued 180,000 shares of Company common stock and 120,000 shares of Company common stock in exchange for consulting services. The issuances were exempt under Regulation S under the Securities Act of 1933, as amended.

Item 3	Defaults Upon Senior Securities

None

Item 4	(Removed and Reserved)

N/A

Item 5	Other Information

(a)           On May 17, 2010, the Company entered into Termination and Release Agreements ("Termination Agreement") with each of 31 investors that were parties to the Registration Rights Agreement dated December 24, 2007 ("Registration Rights Agreement"). Each of the 31 investors signed an identical version of the Termination Agreement, the form of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. The Registration Rights Agreement was initially entered into between the Company and each investor in connection with the Company's private offering of common stock and warrants to the investors, which was completed on December 24, 2007 (the "Offering").

Pursuant to the terms of the Termination Agreement each investor agreed that neither the Company nor the investor or any of their respective affiliates will have any further right or obligation to the other party under the terms of the Registration Rights Agreement and that each of their rights and obligations would terminate with the Registration Rights Agreement being of no further force and effect as of and after May 17, 2010 (the "Effective Date"). In addition, the Termination Agreements provide that an investor waive the payment of any liquidated damages and related accrued interest under the terms of the Registration Rights Agreement and for the Company to have no further obligation for the payment of any such liquidated damages or accrued interest to the investor.  The Termination Agreements also provided for the Company's acknowledgement and agreement that each investor would continue to have a right to exercise their respective warrants by both cash and cashless exercise until the expiration of the warrant.   Pursuant to the terms of the Termination Agreement, the Company and each investor provided for a mutual release and discharge from any liability to the other arising out of or relating to the Registration Rights Agreement.

The foregoing summary description of the terms of the Termination Agreement  between the Company and each of the 31 investors is qualified in its entirety by reference to the form of Termination Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Item 6	Exhibits

Exhibit No	Description	Location

3.2	Amended & Restated Bylaws as amended	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 26, 2010

10.1	Form of Termination and Release Agreement dated May 17, 2010	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certificate (Principal Financial Officer)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: May 21, 2010		Chang H. Ahn
Chairman and Chief Executive Officer

	By:	/s/ Tae Heum Jeong
Date: May 21, 2010		Tae Heum Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 31, 2010

Exhibit No	Description	Location

3.2	Amended & Restated Bylaws as amended	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 26, 2010

10.1	Form of Termination and Release Agreement dated May 17, 2010	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1*	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2*	Section 1350 Certificate (Principal Financial Officer)	Filed herewith