Form 10-Q
period 2010-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2010-08-16
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,187,163 shares of common stock outstanding as of August 16, 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3

	2)	Condensed Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (unaudited) and cumulative from March 19, 2001 (inception) to June 30, 2010 (unaudited)	4

	3)	Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) and cumulative from March 19, 2001 (inception) to June 30, 2010 (unaudited)	5

	4)	Notes to Condensed Financial Statements for the six months ended June 30, 2010 and 2009 (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

Item 3	Quantitative and Qualitative Disclosures About Market Risk		28

Item 4	Controls and Procedures		28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		29

Item 1A	Risk Factors		29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		31

Item 3	Defaults Upon Senior Securities		32

Item 4	(Removed and Reserved)		32

Item 5	Other Information		32

Item 6	Exhibits		32

SIGNATURES			33

PART I                   Financial Information

Item 1                     Financial Statements

REXAHN PHARMACEUTICALS, INC
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$17,814,799	$7,298,032
Marketable securities	100,000	175,000
Prepaid expenses and other current assets (note 3)	588,974	320,935
Note receivable – current portion	23,353	-
Total Current Assets	18,527,126	7,793,967

Restricted Cash Equivalents (note 14)	1,292,506	2,026,060

Note Receivable	32,694	-

Equipment, Net (note 4)	148,795	168,978

Total Assets	$20,001,121	$9,989,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 5)	$1,609,939	$785,904

Deferred Revenue (note 6)	937,500	975,000

Other Liabilities (note 7)	143,340	128,501

Total Liabilities	2,690,779	1,889,405

Commitment and Contingencies (note 13)

Stockholders' Equity (note 9):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 82,801,368 (2009 – 71,938,701) issued and 82,787,163 (2009 – 71,924,496) outstanding	8,280	7,194
Additional paid-in capital	58,302,183	44,414,723
Accumulated deficit during the development stage	(40,971,711	(36,293,907)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	17,310,342	8,099,600

Total Liabilities and Stockholders' Equity	$20,001,121	$9,989,005

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from March 19, 2001 (Inception) to June 30, 2010
	2010	2009	2010	2009
Revenues:
Research	$18,750	$18,750	$37,500	$37,500	$562,500

Expenses:
General and administrative	1,805,534	838,630	2,861,999	1,561,737	20,670,541
Research and development	1,328,389	872,231	1,819,511	1,594,157	18,303,326
Patent fees	62,208	96,666	114,942	150,803	1,339,995
Depreciation and amortization	11,633	12,355	23,180	24,346	567,988

Total Expenses	3,207,764	1,819,882	4,819,632	3,331,043	40,881,850

Loss from Operations	(3,189,014)	(1,801,132)	(4,782,132)	(3,293,543)	(40,319, 350)

Other (Income) Expense
Realized (gain)/loss on marketable securities .	-	(11,025)	-	(11,025)	9,341
Interest income	(26,267)	(7,293)	(48,281)	(14,902)	(1,227,080)
Interest expense	-	-	-	-	301,147
Other income	(56,047)	-	(56,047)	-	(56,047)
Beneficial conversion feature	-	-	-	-	1,625,000
Total Other (Income) Expense	(82,314)	(18,318)	(104,328)	(25,927)	652,361

Net Loss Before Provision for Income Taxes	(3,106,700)	(1,782,814)	(4,677,804)	(3,267,616)	(40,971,711)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(3,106,700)	$(1,782,814)	$(4,677,804)	$(3,267,616)	$(40,971,711)

Loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	74,247,302	58,214,542	73,875,701	57,120,095

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Cumulative From March 19, 2001 (Inception) to June 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(4,677,804)	$(3,267,616)	$(40,971,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	876,000	-	897,877
Depreciation and amortization	23,180	24,346	567,988
Stock option compensation	323,702	342,029	4,678,067
Amortization of deferred revenue	(37,500)	(37,500)	(562,500)
Note receivable	(56,047)	-	(56,047)
Realized (gains) losses on marketable securities	-	(11,025)	9,341
Amortization of deferred lease incentive	(10,000)	-	(20,000)
Deferred lease expenses	24,839	-	63,340
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(268,039)	137,747	(588,974)
Accounts payable and accrued expenses	824,035	409,796	1,609,939
Net Cash Used in Operating Activities	(2,977,634)	(2,402,223)	(32,461,548)

Cash Flows from Investing Activities:
Restricted cash equivalents	733,554	(100,000)	(1,292,506)
Purchase of equipment	(2,997)	(9,547)	(546,699)
Purchase of marketable securities	-	(1,196,824)	(10,770,000)
Proceeds from sales of marketable securities	75,000	4,758,079	10,660,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used in) Investing Activities	805,557	3,451,708	(2,304,762)

Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	9,318,228	2,775,000	42,585,300
Proceeds from exercise of stock options	107,240	-	110,842
Proceeds from exercise of stock warrants	3,263,376	-	3,263,376
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Principal payments on long-term debt	-	-	(28,410)
Net Cash Provided by Financing Activities	12,688,844	2,775,000	52,581,109

Net Increase in Cash and Cash Equivalents	10,516,767	3,824,485	17,814,799

Cash and Cash Equivalents - beginning of period	7,298,032	369,130	-

Cash and Cash Equivalents - end of period	$17,814,799	$4,193,615	$17,814,799

Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$1,691,390	$-	$5,569,142
Leasehold improvement incentive	$-	$-	$100,000
Settlement of lawsuit	$43,953	$-	$-

See the notes accompanying the condensed financial statements

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company,” "Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $40,971,711 at June 30, 2010 and anticipates incurring losses through the remainder of fiscal 2010 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by reducing research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2010.  The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009.

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

2.	Recent Accounting Pronouncement Affecting the Company

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU2010-9 was effective upon issuance of the final update. The Company adopted ASU 2010-9 as of March 31, 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
 (Unaudited)

3.	Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2010 (unaudited)	2009

Deposits on contracts	$398,398	$245,476
Other assets	190,576	75,459

	$588,974	$320,935

4.	Equipment, Net

	June 30,	December 31,
	2009 (unaudited)	2009

Furniture and fixtures	$32,169	$32,169
Office equipment	75,382	72,385
Lab and computer equipment	428,816	428,816
Leasehold improvements	110,713	110,713

	647,080	644,083
Less accumulated depreciation	(498,285)	(475,105)

Net carrying amount	$148,795	$168,978

Depreciation expense was $11,633 and $12,355 for the three months ended June 30, 2010 and 2009, respectively and $23,180 and $24,346 for the six months ended June 30, 2010 and 2009, respectively.

5.	Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2010 (unaudited)	2009

Trade payables	$475,934	$132,212
Accrued expenses	984,785	512,659
Payroll liabilities	149,220	141,033

	$1,609,939	$785,904

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
 (Unaudited)

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

The Company is using 20 years as its basis for recognition and accordingly $37,500 was included in revenues for the six months ended June 30, 2010 and 2009.  The remaining $937,500 at June 30, 2010 (December 31, 2009 - $975,000) is reflected as deferred revenue on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of RX-0201.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of RX-0201 begin. The product is still under development and commercial sales are not expected to begin until at least 2012.

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

The following table sets forth the deferred lease incentive:

	June 30,	December 31,
	2010 (unaudited)	2009

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(20,000)	(10,000)

Balance	$80,000	$90,000

Deferred Office Lease Expense

The office lease agreement, discussed above, requires an initial annual base rent of $76,524 with annual increases over the next five years. The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $63,340 as of June 30, 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
 (Unaudited)

Deferred Lab Lease Expense

On May 21, 2009, the Company entered into a 1 year agreement to use lab space commencing on July 1, 2009.  The lessor granted free rent to the Company for the period from July 1, 2009 to September 30, 2009.  The Company recognizes rental expense on a straight-line basis over the term of the lease.  As of June 30, 2010, there was no deferred rent liability remaining.

8.	Net Loss per Common Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Net loss per common share assuming dilution was computed by reflecting potential dilution from the exercise of stock options and warrants.  As of June 30, 2010 and 2009, there were stock options and warrants to acquire 15,125,661 and 15,747,489 shares of our common stock, respectively.  These shares were excluded from the computations of diluted loss per share because their effect would be anti-dilutive.

9.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to June 30, 2010:

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
Six Months Ended June 30, 2010 and 2009
(Unaudited)

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
Six Months Ended June 30, 2010 and 2009
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
Six Months Ended June 30, 2010 and 2009
(Unaudited)

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

ai)
On February 12, 2010, the Company entered into two agreements to issue 300,000 restricted shares of common stock upon the execution of the agreements.  Upon the extension of the term, 200,000 shares of common stock for each month will be issued until the termination of services.  On May 24, 2010 and June 15, 2010 the Company issued 200,000 shares, which had a fair value of $510,000, based upon the market value of the Company’s stock on the date of issuance.

aj)	In March 2010, warrant holders exercised their warrants to purchase shares of Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)
In May 2010, warrant holders exercised warrants pursuant to the cashless exercise permitted within the warrant agreement to obtain shares of Company’s common stock and the Company issued an aggregate of 547,674 shares.

ao)
On June 30, 2010, the Company completed a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for net proceeds of $9,318,228, which includes $681,773 of stock issuance costs.  The investors were also issued warrants to purchase 2,000,000 shares of common stock at a purchase price of $1.90 per share, exercisable on or after the date of delivery until the five-year anniversary.  These warrants have been valued at $1,537,627 and recorded in additional paid-in capital.  The closing costs included 200,000 warrants valued at $153,763 and were recorded as a reduction of the total proceeds.  The provisions included in the warrant agreements are indexed to the Company’s own stock and have other equity characteristics.  The provisions are structured in a way that are designed to protect the holders’ position from being diluted based on a mathematical calculation.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements. Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At June 30, 2010, 8,859,205 shares of common stock were available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company's results of operations for the six months ended June 30, 2010 and 2009 include share-based employee compensation expense totaling $222,990 and $202,085, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses. No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $100,712 and $5,034 for the six months ended June 30, 2010 and 2009, respectively. Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the six months ended June 30, 2010 and 2009, and the period from inception (March 19, 2001) to June 30, 2010, all of which relates to stock options and warrants, is as follows:

	Six Months Ended		March 19, 2001
	June 30, 2010	June 30, 2009	(Inception) to June 30, 2010
Income statement line item: General and administrative
Payroll	$191,636	$236,909	$1,791,727
Consulting and other professional fees	88,812	9,221	755,188
Research and development:
Payroll	31,355	95,874	830,710
Consulting and other professional fees	11,899	25	1,300,442

Total	$323,702	$342,029	$4,678,067

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

Summary of Stock Option Transactions

There were 375,000 stock options granted at an exercise price of $1.33 with a fair value of $498,750 and 160,000 stock options granted at an exercise price of $1.17 with a fair value of $187,200 during the six months ended June 30, 2010.  There were 30,000 stock options granted at an exercise price of $1.05 with a fair value of $6,989 and 100,000 stock options granted at an exercise price of $1.28 with a fair value of $100,769 during the six months ended June 30, 2009.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under ASC 718 and SAB 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
Black-Scholes weighted average assumptions	2010	2009
Expected dividend yield	$0	$0
Expected volatility	100 - 114%	108%
Risk free interest rate	0.38 – 4.84%	2.55-5.60%
Expected term (in years)	1 – 5 years	1 – 5 years

The following table summarizes the employee and non-employee share-based transactions:

	Six Months Ended June 30,
	2010			2009
	Subject to Options	Shares Weighted Avg. Exercise Prices	Weighted Avg. Fair Value on Date of Grant	Subject to Options	Shares Weighted Avg. Exercise Prices	Weighted Avg. Fair Value on Date of Grant
Outstanding at January 1	7,715,795	$0.98		7,760,795	$1.01
Granted	535,000	1.28	447,969	130,000	1.23	107,758
Exercised	(155,500)	0.69	-	-	-	-
Cancelled	(62,000)	1.06	-	-	-	-

Outstanding at June 30	8,033,295	$1.02		7,890,795	$1.01

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

The following table summarizes information about stock options outstanding as of June 30, 2010 and 2009.

	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,033,295	$1.01	5.26 years	$4,176,071

Exercisable at June 30, 2010	6,133,795	$1.00	5.19 years	$3,465,196

	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	7,890,795	$1.01	6.3 years	$650,569

Exercisable at June 30, 2009	5,878,045	$0.96	1.5 years	$592,525

As of June 30, 2010 and 2009, there was $2,128,659 and $2,177,198 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.55 years and 1.33 years, respectively.  As of June 30, 2010 and 2009, the weighted fair value of the unvested stock options on the date of grant was $1.05 and $1.18, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

11.	Warrants

As at June 30, 2010, warrants to purchase 7,092,366 shares were outstanding, having exercise prices ranging from $0.82 to $1.90 and expiration dates ranging from October 19, 2010 to October 14, 2014.

	2010		2009
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	8,575,243	$1.10	1,207,148	$1.80
Issued during the period	2,200,000	$1.90	6,649,546	$1.22
Exercised during the period	(3,682,877)	$(0.89)	-	$-
Expired during the period	-	$-	-	$-

Balance, June 30	7,092,366	$1.35	7,856,694	$1.26

As at June 30, 2010 the range of exercise prices of the outstanding warrants and options were as follows:

Range of exercise prices	Number of warrants	Average remaining contractual life	Weighted average exercise price
$0.82 - 1.90	7,092,366	3.17 years	$ 1.35

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

The assumptions made in calculating the fair values of warrants are as follows:

	Six Months Ended June 30,
	2010	2009
Black-Scholes weighted average assumptions
Expected dividend yield	$0	$0
Expected volatility	105%	108%
Risk free interest rate	1.40%	0.20 – 2.85%
Expected term (in years)	4 years	0.25 – 5 years

12.	Income Taxes

No provision for Federal and State income taxes was required for the periods ended June 30, 2010 and 2009, due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2010 and 2009, the Company has unused net operating loss carry-forwards of approximately $38,750,804 and $33,174,000 which expire at various dates through 2030.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

As of June 30, 2010 and 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	2010	2009
Net operating loss carry-forwards	$14,725,306	$12,606,156
Valuation allowance	(14,725,306)	(12,606,156)
Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal, Maryland and New York state jurisdictions. Tax years for fiscal 2006 through 2008 are open and potentially subject to examination by the federal and New York state taxing authorities.

13.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2010, the total estimated cost to be incurred under these agreements was approximately $5,209,928 and the Company had made payments totaling $3,276,934 under the terms of the agreements as of June 30, 2010.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments of $200,000, $350,000 and $250,000, respectively.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology ("KRICT") to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

d)
On June 26, 2009, the Company entered into a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”).  Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company shall use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117 and included this amount in restricted cash equivalents at December 31, 2009.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.  During the fourth quarter of 2009, research and development work began on the RX-3117 research and development program.  The Company used $733,554 of the restricted cash during the six months ended June 30, 2010 to fund current research and development programs.

e)
On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Future rental payments over the next five years and thereafter are as follows:

2010	$70,156
2011	148,593
2012	158,835
2013	162,806
2014	82,408
$622,798

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.

f)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee's compensation plus 50% of the employee's deferral that exceeds 3% of the employee's compensation (limited to 5% total employee compensation). Expense related to this matching contribution aggregated $35,142 and $0 for the six months ended June 30, 2010 and 2009, respectively.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
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

		Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$1,292,506	$1,190,406	$102,100	-
Marketable securities	$100,000	$100,000	-	-

Total Assets	$1,392,506	$1,290,406	$102,100	$-

As of June 30, 2010, the Company’s restricted cash equivalents is comprised of the following:

a)	Money market funds valued at the net asset value of shares held be the Company and is classified within level 1 of the fair value hierarchy;

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report.  This Quarterly Report contains statements accompanied by such phrases as "believe,” "estimate,” "expect,” "anticipate,” "may,” "intend" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.  We caution that forward-looking statements are based largely on our expectations, and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements may differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act are unavailable to issuers of "penny stock.”  Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-9). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-9 is effective upon issuance of the final update. The Company does not expect the adoption of ASU2010-9 to have a material impact on its financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months and Six Months Ended June 30, 2010 and 2009:

Total Revenues

For each of the three month and six month periods ended June 30, 2010, we recorded revenues of $18,750 and $37,500, respectively.  We recorded the same amounts in the same period of 2009.  In all periods, the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority stockholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities.

General and administrative expenses increased $966,904, or 115.3%, to $1,805,534 for the three months ended June 30, 2010 from $838,630 for the three months ended June 30, 2009. General and administrative expenses increased $1,300,262, or 83.3 % to $2,861,999 for the six months ended June 30, 2010 from $1,561,737 for the six months ended June 2009. The increase in both periods was primarily due to increased consulting fee arrangements, legal expenses associated with the registered direct offering completed in June 2010 and investor relations activities.

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

Research and development expenses increased $456,158, or 52.3%, to $1,328,389 for the three months ended June 30, 2010 from $872,231 for the three months ended June 30, 2009.  Research and development expenses increased $225,354, or 14.1% to $1,819,511 for the six months ended June 30, 2010 from $1,594,157 for the six months ended June 30, 2009.  The increase was primarily due to the completion of Phase IIA clinical trials and the commencement of larger Phase IIB clinical trials.

Patent Fees

Our patent fees decreased $34,458, or 35.6%, to $62,208 for the three months ended June 30, 2010 from $96,666 for the three months ended June 30, 2009.  Patent fees decreased $35,861, or 23.8%, to $114,942 for the six months ended June 30, 2010 from $150,803 for the six months ended June 30, 2009.  The decreases in both periods were primarily due to decreased legal costs incurred to respond to existing patent applications.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $722, or 5.8%, to $11,633 for the three months ended June 30, 2010 from $12,355 for the three months ended June 30, 2009.   Depreciation and amortization expenses decreased $1,116, or 4.6%, to $23,180 for the six months ended June 30, 2010 from $24,346 for the six months ended June 30, 2009.  The decreases were primarily due to certain assets being fully amortized and lower amortization recorded on other equipment due to limited and declining asset balances.

Interest Income

Interest income increased $18,974, or 260.2%, to $26,267 for the three months ended June 30, 2010 from $7,293 for the three months ended June 30, 2009. Interest income increased $33,379, or 224.2%, to $48,281 for the six months ended June 30, 2010 from $14,902 for the six months ended June 30, 2010.  The increases in both periods were primarily due to an increase in interest-bearing investments and higher interest rates on such investments.

Net Loss

As a result of the above, the net loss for the three months and six months ended June 30, 2010 was $3,106,700 and $4,677,804, respectively, or $0.04 and $0.06 per share, respectively, compared to a net loss of $1,782,814 and $3,267,616, respectively, or $0.03 and $0.06 per share, respectively, for the three months and six months ended June 30, 2009.

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

Archexin®

Archexin, a 20 nucleotide single stranded DNA anti-sense molecule, is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.   The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors. The Phase I trial was intended primarily to assess the safety and tolerability of Archexin in patients with advanced cancer. The trial results showed that the dose limiting toxicity of Archexin occurring at 315 mg/m2 dose in the form of fatigue. No other serious adverse events such as hematological toxicities were observed in this Phase I study. In the Phase I study stable disease was observed in two out of the 17 Patients. Archexin is currently being studied in a Phase II clinical trials for the treatment of pancreatic cancer with patient enrollment underway.  The Archexin Phase IIa trial is a single-arm, open-label study with 35 subjects conducted at global sites in the United States and India. Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival. Archexin’s Phase II clinical trial protocol for the treatment of RCC was accepted by the FDA, but issues with enrollment have delayed the trial.  The enrollment issues were primarily due to the small number of patients that have been diagnosed with RCC and the fact that such patients are often treated with surgery instead of drug therapies.  After further consideration of the trial design and the limited number of patients, there was a reallocation of resources and Rexahn reprioritized Archexin to pursue studies in pancreatic cancer.  The costs incurred for the Phase I clinical trial was approximately $1,500,000. As of June 30, 2010, the costs incurred for Phase II clinical development of Archexin to date have been approximately $1,600,000 and we estimate that the Phase II trials for pancreatic cancer patients will be completed by the end of 2010 and will require approximately $400,000 of additional funding to complete the Phase II trials.   We own one issued U.S. patent for Archexin.

Serdaxin® (RX-10100)

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by FDA. We are currently developing Serdaxin for the treatment of depression and neurodegenerative disorders. We have recently concluded a Phase IIa proof of concept clinical trial for major depressive disorder, or MDD, with Serdaxin. The proof-of-concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg administered twice daily) Phase IIa clinical trial enrolled 77 MDD patients at multiple sites in the United States.  No statistical difference was seen between the three doses and placebo on the MADRS.  A high dropout rate of non-responders in the placebo group contributed to a higher-than-expected response for the placebo-treated subjects that completed the study.  We believe this high drop out rate may have contributed to the absence of statistical significance.  In our ad hoc analysis, results from the Phase IIa clinical trial showed that patients suffering from MDD responded most positively to the 5 mg dose of the drug, and supported proceeding to a Phase IIb clinical trial. In the subgroup analysis, the study showed that patients with severe MDD taking 5 mg of Serdaxin had significant improvement in Montgomery-Asberg Depression Rating Scale, or MADRS, scores after 8 weeks of treatment, compared to the placebo group. Among the 77 patients, 53 patients were classified as having severe MDD. Of the 14 patients treated with 5 mg of Serdaxin, MADRS scores improved by 55.6%, compared to only 34.0% in the placebo group (n = 14), which was statistically significant (p=0.041) on an intent to treat basis. In addition, 64.3% of patients with severe MDD treated with the 5 mg of Serdaxin were considered “Responders” compared to 28.6% in the placebo group (p=0.0581). A “Responder” is a patient with a change from baseline in MADRS score of greater than or equal to 50% after treatment. Additionally, 42.9% of patients in the treatment group at 5 mg of Serdaxin were in remission with a MADRS score of less than or equal to 12 after treatment, at 8 weeks versus 14.3% in the placebo group (p=0.209). During the trial there were no reports of serious side effects that are commonly linked to currently marketed antidepressant drugs, such as selective serotonin uptake inhibitors, or SSRI, serotonin-norepinephrine reuptake inhibitors, or SNRI, and tricyclic antidepressants, or TCA. The 5 mg Serdaxin-treated group (20 adverse events) reported 40% fewer adverse events such as headache than the placebo group (36 adverse events). In addition, the 5 mg Serdaxin-treated group reported a lower dropout rate in week 2 of 4.8% compared to 9.1% in the placebo group, and by week 8 the drop-out rate for the Serdaxin group was only 14.3% compared to 59.1% in the placebo group. Pre-clinical studies suggest that Serdaxin may have an inverted, U-shape dose-response curve. This inverted, dose-response relationship may explain the observation in the Phase IIa trial of a more positive response in patients taking the lowest dose. Due to this phenomenon, higher doses of Serdaxin may not be effective, suggesting an additional potential benefit with respect to the risk of overdose problems prevalent in other psychogenic medications. A Phase IIb trial for MDD with lower doses is under development and we expect the trial to commence as soon as the second half of 2010, subject to the Company first submitting the protocol for the Serdaxin Phase IIb study to the FDA without receiving any objection. We are also currently planning the PhaseII clinical trial for Parkinson’s disease, or PD, with Serdaxin and have submitted the protocols for this study to the FDA. Through June 30, 2010, the costs incurred for development of Serdaxin to date have been approximately $1,200,000. We currently estimate that the Phase IIb MDD studies will require $6,000,000 through the end of 2011. Phase II clinical trials for the use of Serdaxin in Parkinson’s disease are being developed. We currently estimate PD studies will require $2,500,000 through the end of 2011. In March 2005, we licensed-in CNS related intellectual property from Revaax Pharmaceuticals, LLC and agreed to use commercially reasonable efforts to develop and commercialize one or more licensed products. The intellectual property rights acquired cover use of certain compounds for anxiety, depression, aggression, cognition, Attention Deficit Hyperactivity Disorder and neuroprotection. We have an exclusive license rights to four issued U.S. patents owned by Revaax Pharmaceuticals, Inc. relating to these uses.

Zoraxel™ (RX-10100)

We are developing Zoraxel for treatment of erectile dysfunction. Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin. The Phase IIa proof of concept clinical trial of Zoraxel is complete with positive results and the Phase IIb trial will continue through 2010-2011. Rexahn’s decision to move forward with the Phase IIb trial is supported by data from the Phase IIa proof of concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) study of 39 erectile dysfunction patients (ages of 18 to 65) treated with Zoraxel. The Phase IIa study was completed in May 2009 and demonstrated that Zoraxel consistently improved International Index of Erectile Function, or IIEF, scores of treated subjects. The Phase IIa study results showed treatment with 15mg of Zoraxel at week 8 improving subjects’ IIEF-EF scores by 6.5, a value obtained from the changes from baseline between scores of 15 mg of Zoraxel (5.3) and the placebo group (-1.2). Furthermore, the study showed among treated subjects a dose dependent treatment effect with improved erectile function and quality of life measures. The study also showed Zoraxel to be well tolerated in the patients in the study, with no serious adverse events reported. To examine the clinical relevance of Zoraxel as an erectile dysfunction drug, “effect size” analysis has been conducted. “Effect size” (ES) is a data analysis index developed by Dr. Jacob Cohen of New York University and is derived from the improvement in IIEF mean score for the treatment group minus the improvement in IIEF mean score of the placebo group over the treatment period, divided by the standard deviation of the entire sample at baseline. An ES value greater than 0.80 is deemed “a considerable change” under the ES criteria. The ES for IIEF-EF and IIEF-intercourse satisfaction indices of Zoraxel (2.59 and 0.88, respectively) were larger than 0.80, suggesting a considerable change in sexual experiences in Zoraxel-treated patients based on the ES criteria. The Phase IIb study is designed to assess Zoraxel’s efficacy in approximately 225 male subjects, ages 18 to 65, with ED. The double blind, randomized, placebo-controlled, 12-week study will include IIEF, Sexual Encounter Profile, or SEP, 2 (Penetration) & 3 (Sexual Intercourse) survey, as primary endpoints with 25 and 50 mg doses. The Phase IIb study is expected to begin in the second half of 2010 and the preliminary data is expected to be available in 2011, subject to the absence of any objection of the FDA to the Phase IIb trial we developed for Zoraxel.

The study will be conducted at multiple sites in the United States. Through June 30, 2010, the costs incurred for development of Zoraxel to date have been approximately $1,100,000.  We currently estimate that these Phase IIb studies will require approximately $3,000,000 through the end of 2011. In March 2005, we licensed-in CNS-related intellectual property from Revaax Pharmaceuticals, LLC and agreed to use commercial reasonable efforts to develop and commercialize one or more licensed products. The intellectual property rights acquired cover use of certain compounds in persons with sexual dysfunction. We have an exclusive license rights to one issued U.S. patent owned by Revaax Pharmaceuticals, Inc. relating to this use.

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

RX-1792, RX-5902, RX-8243, RX-0201-Nano, RX-0047-Nano, RX-21101 and RX-21202 are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an IND application to the FDA.   Through June 30, 2010, the costs incurred for development of these compounds to date have been approximately $2,200,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2,977,634 for the six months ended June 30, 2010 compared to cash used in operating activities of $2,402,223 for the same period ended June 30, 2009.  The operating cash flows during the six months ended June 30, 2010 reflect our net loss from operations of $4,677,804 and a net increase in cash components of working capital and non-cash charges totaling $1,700,170.

Cash provided by investing activities of $805,557 during the six months ended June 30, 2010 consisted of $2,997 used in the purchase of equipment, $733,554 classified as restricted cash equivalents to fund a research and development program for the pre-clinical development of RX-3117 pursuant to the RELO with Teva, and $75,000 from the proceeds from the sales of marketable securities.  Cash provided by investing activities was $3,451,708 during the six months ended June 30, 2009.

Cash provided by financing activities of $12,668,844 during the six months ended June 30, 2010 consisted of net proceeds of $3,263,376 from the exercise of stock warrants and stock options and $9,318,228 from the issuance of 6,666,667 shares of common stock to institutional investors.  The investors were also issued warrants to purchase 2,000,000 shares of common stock.

For the six months ended June 30, 2010, we experienced net losses of $4,677,804.  Our accumulated deficit as of June 30, 2010 was $40,971,711.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the six months ended June 30, 2010, we had a net increase in cash and cash equivalents of $10,516,767.  Total cash as of June 30, 2010 was $17,814,799 compared to 7,298,032 as of December 31, 2009.  We believe that our existing cash will be sufficient to cover its cash flow requirements through December 31, 2011.  Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. If we are not able to raise sufficient additional money, we will have to reduce our research and development activities. We will first reduce research and development activities associated with our preclinical compounds. To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

CONTRACTUAL OBLIGATIONS

We have contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2010, the total contract value of these agreements was approximately $5,209,928 and we have made payments totaling $3,276,934 under the terms of the agreements as of June 30, 2010.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

We and three of our key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments of $200,000, $350,000 and $250,000, respectively.

On April 20, 2009, Amarex, LLC (“Amarex”) filed suit against the Company in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex entered into on January 6, 2006.  Amarex claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex.  On June 16, 2009, the Company filed a counterclaim against Amarex for breach of the same contract in the amount of $354,824 plus interest.  The court ordered the Company and Amarex to proceed with a non-binding mediation.  The mediation was completed but the parties were not able to reach an amicable resolution.  At the trial that commenced on June 14, 2010, the Company settled the case with Amarex for $100,000 minus the balance owed by Rexahn to Amarex for the Phase I project of $43,953.  On June 16, 2010, Amarex executed a promissory note which requires that Amarex pay the Company the principal sum of $56,046.66 with no interest on the unpaid principal balance, in twenty four (24) equal monthly installments of $2,335. The unpaid principal shall be payable on the 1st of each month in monthly installments beginning September 1, 2010 and continuing until August 1, 2012 (the “Due Date”) at which time any remaining unpaid balance shall be due in full. Pursuant to the promissory note, Amarex shall pay a late charge of five percent (5%) of any past due installment payment and if any installment payment is not paid within ten (10) days of its due date, the entire remaining unpaid balance of the note shall become due immediately at the option of the Company.

On May 21, 2009, the Company entered into a 1 year agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,594 from October 1, 2009 to June 30, 2010.  The agreement has been renewed for a two year term commencing on July 1, 2010 with the same payment schedule.

On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (KRICT) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of June 30, 2010.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

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

On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease during the quarter ended June 30, 2010 was $19,131.

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.

On November 4, 2009, the Company entered into a Synthesis and Supply Agreement with TheraTarget, Inc. to provide synthesis and supply of Rexahn’s products.  The total cost of these services is $100,000, of which $30,000 was paid as of June 30, 2010.

On February 12, 2010, the Company entered into a consulting agreement with JFS Investments to provide advice for investor relations such as arranging meetings with professional analysts, money managers, and other potential investors.  The cost of this service includes 180,000 shares of the Company’s restricted stock for first 3 months, and 120,000 shares per month thereafter. Either party may terminate this Agreement at any time at will with or without cause by giving thirty (30) days written notice to the other party.

On February 12, 2010, the Company entered into a financial advisory service agreement with Garden State Securities, Inc. to provide assistance with the Company’s financing plan and financial and strategic alternatives.  The cost of this service includes 120,000 shares of the Company’s restricted stock for first 3 months, and 80,000 shares per month thereafter. Either party may terminate this Agreement at any time at will with or without cause by giving thirty (30) days written notice to the other party.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs over the next eighteen months which would entail focusing our resources on Phase II clinical trials of Archexin, Serdaxin and Zoraxel.  Over the next twelve months, we expect to spend a minimum of approximately $5 million on clinical development for Phase II clinical trials of Archexin, Serdaxin and Zoraxel (including our commitments described under "Contractual Obligations" of this Item 2), $4 million on general corporate expenses, and approximately $108,418 on facilities rent.  Additionally, as required by the exclusive license option agreement executed on June 26, 2009, we plan to spend $2 million on the preclinical development of RX-3117.  We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b).  Based on that evaluation, the Company’s CEO along with the Company’s CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1	Legal Proceedings

As previously described in Item 1 of our Annual Report on Form 10-K, on April 20, 2009, Amarex filed suit against the Company in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex entered into on January 6, 2006.  Amarex claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex.  On June 16, 2009, the Company filed a counterclaim against Amarex for breach of the same contract in the amount of $354,824 plus interest.  The court ordered the Company and Amarex to proceed with a non-binding mediation.  The mediation was completed but the parties were not able to reach an amicable resolution as of March 31, 2010.  At the trial that commenced on June 14, 2010, the Company settled the case with Amarex for $100,000 minus the balance owed for the Phase I project of $43,953.34.  On June 16, 2010, Amarex executed a promissory note which requires that Amarex pay the Company the principal sum of $56,046.66 with no interest on the unpaid principal balance, in twenty four (24) equal monthly installments of $2,335.28. The unpaid principal shall be payable on the 1st of each month in monthly installments beginning September 1, 2010 and continuing until August 1, 2012 (the “Due Date”) at which time any remaining unpaid balance shall be due in full. Pursuant to the promissory note, Amarex shall pay a late charge of five percent (5%) of any past due installment payment and if any installment payment is not paid within ten (10) days of its due date, the entire remaining unpaid balance of the note shall become due immediately at the option of the Company.

Item 1A	Risk Factors

We are not currently profitable and may never become profitable.

We have generated no revenues to date from product sales.  Our accumulated deficit as of June 30, 2010 and December 31, 2009 was $40,576,711 and $36,293,907, respectively.  For the six months ended June 30, 2010 and 2009, we had net losses of $4,282,804 and $3,267,616, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

We have no experience in drug formulation or manufacturing.  Internally, we lack the resources and expertise to formulate or manufacture our own drug candidates.  Therefore, we rely on third party expertise to support us in this area.  For example, we have entered into contracts with third-party manufacturers such as UPM Pharmaceuticals, Inc. to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials.  If any of our drug candidates receive FDA approval, we will rely on these or other third-party contractors to manufacture our drugs.  Our reliance on third-party manufacturers exposes us to the following potential risks:

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

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

•	A third party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours.

Each of these risks could delay our clinical trials, drug approval and commercialization and potentially result in higher costs and/or reduced revenues.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  We have an active patent protection program that includes filing patent applications on new compounds to treat cancer and other conditions, formulations, delivery systems, and methods of making and using products, and prosecuting these patent applications in the United States and abroad.  As patents issue, we also file continuation applications for some of them.  Through these actions, we are building a patent portfolio of patents assigned to and licensed to the company.  Further, Rexahn is developing proprietary research and platforms to strengthen and expand our innovative pipelines. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will issue in the United States or any other country;

•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications;

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose;

•
whether our patents will be challenged by competitors alleging that a patent is invalid or unenforceable and, if opposed or litigated, the outcome of any administrative or court action as to patent validity, enforceability or scope;

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

Trading volume in our common stock is limited and its price is volatile.

Our common stock is traded on the NYSE Amex under the trading symbol “RNN.”  Currently there is an existing but limited public trading market for our common stock.   Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuation.  Among the factors that could cause the market price of our common stock to fluctuate significantly are the following:

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in our relationships with our licensors and other strategic partners;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts; and

•	developments in the biotechnology industry.

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

We may require additional capital funding the receipt of which may impair the value of our common stock.

If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital through public or private equity offerings or debt financings.  Our future capital requirements depend on many factors including our research, development, sales and marketing activities.  We do not know whether additional financing will be available when needed, or will be available on terms favorable to us.  If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

We have not paid dividends to our stockholders in the past, and we do not anticipate paying dividends to our stockholders in the foreseeable future.

We have not declared or paid cash dividends on our common stock.  We currently intend to retain all future earnings, if any, to fund the operation of our business, and therefore we do not anticipate paying dividends on our common stock in the foreseeable future.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a consulting agreement, dated as of February 12, 2010, by and between JFS Investments and the Company, the Company issued an aggregate of 240,000 shares of common stock to JFS Investments. The shares of common stock were issued in equal installments of 120,000 and 120,000 on May 24, 2010 and June 15, 2010 in consideration for investor relation services provided by JFS Investments during the quarter ended June 30, 2010. The shares of common stock were not registered under the Securities Exchange Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from the registration requirements provided by Section 4(2) of the Securities Act.

Pursuant to a financial advisory service agreement, dated as of February 12, 2010, by and between Garden State Securities, Inc. and the Company, the Company issued an aggregate of 160,000 shares of common stock to JFS Investments. The shares of common stock were issued in equal installments of 80,000 and 80,000 on May 24, 2010 and June 15, 2010 in consideration for financial advisory services provided by Garden State Securities, Inc. during the quarter ended June 30, 2010. The shares of common stock were not registered under the Securities Act pursuant to the exemptions from the registration requirements provided by Section 4(2) of the Securities Act.

Item 3	Defaults Upon Senior Securities

None

Item 4	(Removed and Reserved)

N/A

Item 5	Other Information

None

Item 6	Exhibits

Exhibit No	Description	Location

10.1	Consulting Agreement, dated February 12, 2010, by and between the Company and JFS Investments	Filed herewith

10.2	Financial Advisory Services Agreement, dated February 12, 2010, by and Between the Company and Garden State Securities Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certificate (Principal Financial Officer)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: August 16, 2010		Chang H. Ahn
Chairman and Chief Executive Officer

	By:	/s/ Tae Heum Jeong
Date: August 16, 2010		Tae Heum Jeong
Chief Financial Officer and Secretary

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated June 30, 2010

Exhibit No	Description	Location

10.1	Consulting Agreement, dated February 12, 2010, by and between the Company and JFS Investments	Filed herewith

10.2	Financial Advisory Services Agreement, dated February 12, 2010, by and Between the Company and Garden State Securities Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32.1	Section 1350 Certificate (Principal Executive Officer)	Filed herewith

32.2	Section 1350 Certificate (Principal Financial Officer)	Filed herewith