Form 10-Q
period 2010-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2010-11-15
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,787,163 shares of common stock outstanding as of November 12, 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3

	2)	Condensed Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (unaudited) and cumulative from March 19, 2001 (inception) to September 30, 2010 (unaudited)	4

	3)	Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited) and cumulative from March 19, 2001 (inception) to September 30, 2010 (unaudited)	5

	4)	Notes to Condensed Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23

Item 3	Quantitative and Qualitative Disclosures About Market Risk		32

Item 4	Controls and Procedures		32

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		33

Item 1A	Risk Factors		33

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		33

Item 3	Defaults Upon Senior Securities		33

Item 4	(Removed and Reserved)		33

Item 5	Other Information		33

Item 6	Exhibits		34

SIGNATURES			35

PART I  Financial Information
Item 1    Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$15,829,783	$7,298,032
Marketable securities	604,275	175,000
Prepaid expenses and other current assets (note 3)	481,048	320,935
Note receivable – current portion	28,023	-
Total Current Assets	16,943,129	7,793,967
Restricted Cash Equivalents (note 14)	1,183,606	2,026,060
Note Receivable	25,688	-
Equipment, Net (note 4)	137,879	168,978
Total Assets	$18,290,302	$9,989,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 5)	$1,341,172	$785,904

Deferred Revenue (note 6)	918,750	975,000

Other Liabilities (note 7)	138,229	128,501

Total Liabilities	2,398,151	1,889,405
Commitments and Contingencies (note 13)
Stockholders' Equity (note 9):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 83,401,368 (2009 – 71,938,701) issued and outstanding 83,387,163 (2009 – 71,924,496)	8,339	7,194
Additional paid-in capital	59,201,726	44,414,723
Accumulated Other comprehensive income	315	-
Accumulated deficit during the development stage	(43,289,819)	(36,293,907)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	15,892,151	8,099,600

Total Liabilities and Stockholders' Equity	$18,290,302	$9,989,005

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from March 19, 2001 (Inception) to September 30,
	2010	2009	2010	2009	2010
Revenues:
Research	$18,750	$18,750	$56,250	$56,250	$581,250

Expenses:
General and administrative	1,561,377	724,067	4,423,376	2,285,804	22,231,918
Research and development	690,089	424,609	2,509,600	2,018,766	18,993,415
Patent fees	123,147	107,618	238,089	258,421	1,463,142
Depreciation and amortization	11,663	17,292	34,843	41,638	579,651

Total Expenses	2,386,276	1,273,586	7,205,908	4,604,629	43,268,126

Loss from Operations	(2,367,526)	(1,254,836)	(7,149,658)	(4,548,379)	(42,686,876)

Other (Income) Expense
Realized (gain)/loss on marketable securities .	-	-	-	(11,025)	9,341
Interest income	(49,418)	(17,407)	(97,699)	(32,309)	(1,276,498)
Interest expense	-	-	-	-	301,147
Other income	-	-	(56,047)	-	(56,047)
Beneficial conversion feature	-	-	-	-	1,625,000
Total Other (Income) Expense	(49,418)	(17,407)	(153,746)	(43,334)	602,943
Net Loss Before Provision for Income Taxes	(2,318,108)	(1,237,429)	(6,995,912)	(4,505,045)	(43,289,819)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(2,318,108)	$(1,237,429)	$(6,995,912)	$(4,505,045)	$(43,289,819)
Loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.08)

Weighted average number of shares outstanding, basic and diluted	83,063,250	61,027,293	76,932,814	58,440,503

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Cumulative From March 19, 2001 (Inception) to September 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(6,995,912)	$(4,505,045)	$(43,289,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	1,663,999	-	1,685,876
Depreciation and amortization	34,843	41,638	579,651
Stock option compensation	435,305	489,094	4,789,670
Amortization of deferred revenue	(56,250)	(56,250)	(581,250)
Note receivable	(53,711)	-	(53,711)
Realized (gains) losses on marketable securities	-	(11,025)	9,341
Amortization of deferred lease incentive	(15,000)	(5,000)	(25,000)
Deferred lease expenses	24,728	26,171	63,229
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(160,113)	146,482	(481,048)
Accounts payable and accrued expenses	555,268	115,395	1,341,172
Net Cash Used in Operating Activities	(4,566,843)	(3,758,540)	(34,050,757)

Cash Flows from Investing Activities:
Restricted cash equivalents	842,454	(2,100,533)	(1,183,606)
Purchase of equipment	(3,744)	(15,805)	(547,446)
Purchase of marketable securities	(503,960)	(1,196,824)	(11,273,960)
Proceeds from sales of marketable securities	75,000	4,758,079	10,660,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used in) Investing Activities	409,750	1,444,917	(2,700,569)

Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	9,318,228	6,085,851	42,585,301
Proceeds from exercise of stock options	107,240	-	110,842
Proceeds from exercise of stock warrants	3,263,376	-	3,263,376
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of Treasury Stock	-	-	(28,410)
Net Cash Provided by Financing Activities	12,688,844	6,085,851	52,581,109

Net Increase in Cash and Cash Equivalents	8,531,751	3,772,228	15,829,783
Cash and Cash Equivalents - beginning of period	7,298,032	369,130	-
Cash and Cash Equivalents - end of period	$15,829,783	$4,141,358	$15,829,783
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$1,691,390	$1,348,308	$5,569,142
Leasehold improvement incentive	$-	$100,000	$100,000
Settlement of lawsuit	$43,953	$-	$43,953

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the "Company", "Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $43,289,819 at September 30, 2010 and anticipates incurring losses through the remainder of fiscal 2010 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants exercisable for common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by reducing research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2010, December 31, 2009, and September 30, 2009 and the results of operations, changes in stockholders’ equity, comprehensive income and cash flows for the three and nine months ended September 30, 2010 and 2009 have been included.  Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2010. The accompanying unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

The financial information as of and for the year ended December 31, 2009 that is included in these condensed financial statements was derived from our audited financial statements included in the 2009 Form 10-K.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

2.        Recent Accounting Pronouncements Affecting the Company

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance (“guidance”) that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple- deliverable arrangements being separable than under current guidance.  This guidance is effective for fiscal years beginning on or after June 15, 2010.  The Company is evaluating the impact this guidance may have on its financial statements.

Fair Value Measurements

In January 2010, the FASB issued guidance which requires, in both interim and annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis disclosures regarding the valuation techniques and inputs used to develop those measurements.  It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers.  This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements.  Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Milestone Method of Revenue Recognition

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company is evaluating the impact this guidance may have on its condensed consolidated financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

3.        Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2010 (unaudited)	2009

Deposits on contracts	$338,556	$245,476
Other assets	142,492	75,459

	$481,048	$320,935

Deposits on contracts consist of deposits on research and development contracts for services that have not yet been incurred.  Other assets include prepaid general and administrative expenses, such as insurance, rent, and investor relations services.

4.	Equipment, Net

	September 30,	December 31,
	2010 (unaudited)	2009

Furniture and fixtures	$32,169	$32,169
Office equipment	75,833	72,385
Lab and computer equipment	429,113	428,816
Leasehold improvements	110,713	110,713

	647,828	644,083
Less Accumulated depreciation	(509,949)	(475,105)

Net carrying amount	$137,879	$168,978

Depreciation expense was $11,663 and $17,292 for the three months ended September 30, 2010 and 2009, respectively and $34,843 and $41,638 for the nine months ended September 30, 2010 and 2009, respectively.

5.	Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2010 (unaudited)	2009

Trade payables	$127,381	$132,212
Accrued expenses	1,096,618	512,659
Payroll liabilities	117,173	141,033

	$1,341,172	$785,904

Accrued expenses consist of expenses incurred on research and development contracts and for professional fees that have not yet been billed to the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

6.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. ("Rexgene"), who is also a stockholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company's drug candidate, Archexin in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import Archexin (RX-0201) in Asia.  A one-time contribution to the joint development and research of Archexin (RX-0201) of $1,500,000 was paid to the Company in 2003 in accordance with the agreement.  The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product.

The Company is using 20 years as its basis for recognition and accordingly $56,250 was included in revenues for the nine months ended September 30, 2010 and 2009.  The remaining $918,750 at September 30, 2010 (December 31, 2009 - $975,000) is reflected as deferred revenue on the balance sheet.  The Rexgene contribution is being used in the cooperative funding of the costs of development of Archexin (RX-0201).  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin (RX-0201) begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2012.  Under the terms of the agreement, Rexgene does not receive royalties on Company net sales in the U.S.

7.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five year office lease agreement as discussed in note 13.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, and telephone and data cabling and wiring in the premises.  The Company accounts for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

The following table sets forth the deferred lease incentive:

	September 30,	December 31,
	2010 (unaudited)	2009

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(25,000)	(10,000)

Balance	$75,000	$90,000

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

7.	Other Liabilities (cont’d)

Deferred Office Lease Expense

The office lease agreement, discussed above, requires an initial annual base rent of $76,524 with annual increases over the next five years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $63,229 as of September 30, 2010.

8.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of common shares outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings, but such calculation excludes common shares in treasury.   Basic and diluted loss per common share are identical for all periods presented as potentially dilutive securities of the Company have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be anti dilutive.  As of September 30, 2010 and 2009, there were stock options and warrants to acquire 15,299,161 and 13,455,267 shares of our common stock, respectively, which were the potentially dilutive securities of the Company.

9.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to September 30, 2010:

a)	On May 10, 2001, the Company issued 3,600,000 shares of common stock to the Company's founders for cash of $1.

b)	On August 10, 2001, the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

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

f)
In July 2003, the stockholders described in b) (iii) and e) transferred an aggregate of 1,268,332 shares of common stock to a voting trust.  The trust allows for the unified voting of the stock by the trustees. The appointed trustees are senior management of the Company who, together with their existing shares, control a majority of the voting power of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

9.	Common Stock (cont’d)

g)	On August 20, 2003, the Company issued 500,000 shares of common stock to KT&G Corporation for cash consideration of $2,000,000.

h)	On October 29, 2004, an option holder exercised options to purchase shares of common stock for cash of $1,800 and the Company issued an aggregate of 1,500 shares.

i)
Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals’ common stock and (iii) the par value of Rexahn's common stock was adjusted to reflect the par value of Corporate Road Show  Com Inc. (“CRS”) common stock.  In the acquisition merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS.  All shares and earnings per share information have been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act of 1993, as amended, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for legal services from W. Rosenstadt and Steve Sanders.

l)
On December 2, 2005, the holders of a convertible note that was issued on August 8, 2005 and, represented $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the note into the Company's common stock.  Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

9.	Common Stock (cont’d)

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company's common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company's common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company's common stock for cash of $15,600 and the Company issued an aggregate of 19,500 shares.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

9.	Common Stock (cont’d)

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company's common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

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

These warrants have been valued at $1,142,925 and recorded in additional paid-in-capital.  The closing costs included 142,857 warrants valued at $35,398 and were recorded as a reduction of the gross proceeds. Series I warrants to purchase 2,222,222 shares of common stock, valued at $213,013, at a purchase price of $1.05 per share have expired.  The Series II and Series III warrants that remain outstanding have anti-dilutive protection provisions, which include customary terms providing for adjustment of the exercise price and the number of shares in the event of stock splits, stock dividends, pro rata distributions, fundamental transactions and the like to offset the dilution caused by such events.

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

ag)
On October 19, 2009, the Company entered into a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for net proceeds of $4,648,070, which includes $351,928 of stock issuance costs.  The investors were also issued warrants to purchase 2,125,334 shares of common stock at an exercise price of $1.00 per share. The warrants became immediately exercisable on the date of delivery until the five-year anniversary of the date of issuance.  These warrants have been valued at $909,399 and recorded in additional paid-in-capital.  The closing costs included 245,932 warrants valued at $104,722 and were recorded as a reduction of the total gross proceeds.  These warrants contain anti-dilution provisions, which include customary terms providing for adjustment of the exercise price and the number of shares in the event of stock splits, stock dividends, pro rata distributions, fundamental transactions and the like to offset the dilution caused by such events.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

9.	Common Stock (cont’d)

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

ai)
On February 12, 2010, the Company entered into two consulting agreements pursuant to which the Company issued 300,000 shares of common stock upon the execution of the agreements.  Upon the extension of the term, 200,000 shares of common stock for each month will be issued until the termination of services.  On May 24, 2010 and June 15, 2010, the Company issued 200,000 shares of common stock.  During the quarter ended September 30, 2010, the Company issued shares of common stock in installments of 400,000 and 200,000 on August 2, 2010 and September 21, 2010.  The total shares of common stock issued had a fair value of $1,663,999, based upon the market value of the Company’s stock on their respective dates of issuance.

aj)	In March 2010, warrant holders exercised their warrants to purchase shares of Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised warrants to obtain shares of Company’s common stock and the Company issued an aggregate of 547,674 shares.

ao)
On June 30, 2010, the Company entered into a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for net proceeds of $9,318,228, which includes $681,773 of stock issuance costs.  The investors were also issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.90 per share.  The warrants became immediately  exercisable on  the date of delivery until the four-year anniversary of the date of issuance.  These warrants have been valued at $1,537,627 and recorded in additional paid-in capital.  The closing costs included 200,000 warrants valued at $153,763 and were recorded as a reduction of the total proceeds.  These warrants contain anti-dilution provisions, which include customary terms providing for adjustment of the exercise price and the number of shares in the event of stock splits, stock dividends, pro rata distributions, fundamental transactions and the like to offset the dilution caused by such events.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At September 30, 2010, 8,296,000 shares of common stock were available for issuance.

Prior to adoption of the plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company's results of operations for the three months ended September 30, 2010 and 2009 include share-based employee compensation expense totaling $115,907 and $141,008 respectively.  The Company’s results of operations for the nine months ended September 30, 2010 and 2009 include share-based employee compensation expense totaling $338,899 and $473,791, respectively.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $(4,305) and $6,057 for the three months ended September, 2010 and 2009, respectively.  Stock compensation expenses related to non-employee options were $96,406 and $15,303 for the nine months ended September 30, 2010 and 2009, respectively.  Such amounts have been included in the Statements of Operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

10.	Stock-Based Compensation (cont’d)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2010 and 2009, and the period from inception (March 19, 2001) to September 30, 2010, all of which relates to stock options and warrants, is as follows:

	Three Months Ended		Nine Months Ended		Inception (March 19, 2001) to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Income statement line item:
General and administrative
Payroll	$94,375	$103,051	$286,011	$339,960	$1,886,102
Consulting and other professional fees	(6,851)	6,057	81,961	15,278	748,337
Research and development:
Payroll	21,532	37,957	52,888	133,831	852,243
Consulting and other professional fees	2,546	-	14,445	25	1,302,988

Total	$111,602	$147,065	$435,305	$489,094	$4,789,670

Summary of Stock Option Transactions

There were 190,000 stock options granted at an exercise price of $1.19 with a fair value of $171,280 during the three months ended September 30, 2010. There were no stock options granted during the three months ended September 30, 2009.

There were 375,000 stock options granted at an exercise price of $1.33 with a fair value of $205,261, 160,000 stock options granted at an exercise price of $1.17 with a fair value of $142,150, and 190,000 stock options granted at an exercise price of $1.19 with a fair value of $171,280 during the nine months ended September 30, 2010.  There were 30,000 stock options granted at an exercise price of $1.05 with a fair value of $6,989 and 100,000 stock options granted at an exercise price of $1.28 with a fair value of $100,769 during the nine months ended September 30, 2009.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company took into consideration guidance under ASC 718 and SAB 107 when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of the Company's stock.  The expected term is based upon the simplified method as allowed under SAB 107.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

10.	Stock-Based Compensation (cont’d)

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2010	2009
Black-Scholes weighted average assumptions
Expected dividend yield	$0	$0
Expected volatility	100 - 114%	106%-108%
Risk free interest rate	0.26 – 4.84%	0.56%-2.55%
Expected term (in years)	1 – 5 years	0.71 - 5 years

The following table summarizes the employee and non-employee share-based transactions:

	2010			2009
	Subject to Options	Shares Weighted Avg. Exercise Prices	Weighted Avg. Fair Value on Date of Grant	Subject to Options	Shares Weighted Avg. Exercise Prices	Weighted Avg. Fair Value on Date of Grant
Outstanding at January 1	7,715,795	$0.99		7,760,795	$1.01
Granted	725,000	1.26	617,472	130,000	1.23	107,758
Exercised	(155,500)	0.69	-	(15,000)	0.24	-
Cancelled	(78,500)	1.00	-	(55,000)	1.29	-

Outstanding at September 30	8,206,795	$1.02		7,820,795	$1.00

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

10.      Stock-Based Compensation (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2010 and 2009:
	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	8,206,795	$1.02	5.28 years	$2,417,261

Exercisable at September 30, 2010	6,402,295	$1.01	4.87 years	$2,080,551

	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	7,820,795	$1.00	6.3 years	$921,509

Exercisable at September 30, 2009	5,882,795	$0.99	5.7 years	$796,509

As of September 30, 2010 and 2009, there was $2,186,560 and $2,030,132 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.64 years and 1.91 years, respectively.  As of September 30, 2010 and 2009, the weighted fair value of the unvested stock options on the date of grant was $1.04 and $1.05, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

11.	Warrants

As at September 30, 2010, warrants to purchase 7,092,366 shares were outstanding, having exercise prices ranging from $0.82 to $1.90 and expiration dates ranging from October 19, 2010 to October 14, 2014.

	2010		2009
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	8,575,243	$1.10	1,207,151	$1.80
Issued during the period	2,200,000	$1.90	6,649,546	$1.22
Exercised during the period	(3,682,877)	$(0.89)	-	$-
Expired during the period	-	$-	(2,222,222)	$1.05

Balance, September 30	7,092,366	$1.35	5,634,475	$1.41

As at September 30, 2010 the range of exercise prices of the outstanding warrants were as follows:
Range of exercise prices	Number of warrants	Average remaining contractual life	Weighted average exercise price
$0.82 - 1.90	7,092,366	2.92 years	$1.35

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

The assumptions made in calculating the fair values of warrants are as follows:

	Nine Months Ended September 30,
	2010	2009
Black-Scholes weighted average assumptions
Expected dividend yield	$0	$0
Expected volatility	105%	105.9 - 108%
Risk free interest rate	1.40%	0.20 – 2.85%
Expected term (in years)	5 years	0.25 – 5 years

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

12.	Income Taxes

No provision for Federal and State income taxes was required for the periods ended September 30, 2010 and 2009, due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2010 and 2009, the Company has unused net operating loss carry-forwards of approximately $41,068,912 and $34,411,000 which expire at various dates through 2030.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of September 30, 2010 and 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	2010	2009
Net operating loss carry-forwards	$15,606,187	$13,076,379
Valuation allowance	(15,606,187)	(13,076,379)

Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. Federal and Maryland state jurisdictions.  Tax years for fiscal 2007 through 2009 are open and potentially subject to examination by the Federal and Maryland state taxing authorities.

13.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services.  The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months.  The costs to be incurred are estimated and are subject to revision.  As of September 30, 2010, the total estimated cost to be incurred under these agreements was approximately $11,077,126 and the Company had made payments totaling $3,522,077 under the terms of the agreements as of September 30, 2010.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.  .  These agreements, include both pre-clinical and Phase II clinical studies, and successful completion of these agreements will position each drug candidate or preclinical compound further along in its current stage of the development process.

b)
The Company and three of its key executives entered into employment agreements.  Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments of $200,000, $350,000 and $250,000.  The employment agreements were amended on September 9, 2010, and expire on September 9, 2013.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

13.	Commitments and Contingencies (cont’d)

d)
On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  Currently, the Company has proceeds remaining of $1,133,606 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.  During the fourth quarter of 2009, research and development work began on the RX-3117 research and development program.

e)
On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement requires annual base rents of $76,524 with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Future rental payments over the next five years and thereafter are as follows:

2010	$35,078
2011	148,593
2012	158,835
2013	162,806
2014	82,408
$587,720

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010, the letter of credit was amended and reduced to $50,000.

f)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee's compensation plus 50% of the employee's deferral that exceeds 3% of the employee's compensation (limited to 5% total employee compensation).  Expense related to this matching contribution aggregated $50,812 for the nine months ended September 30, 2010 and nil for the nine months ended September 30, 2009.

g)	On June 28, 2010, the Company signed a one year renewal to use lab space commencing on July 1, 2010. The lease requires monthly rental payments of $4,554.

14.	Fair Value Measurements

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

14.      Fair Value Measurements (cont’d)

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

		Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$1,183,606	$1,133,606	$50,000	-
Marketable securities	$604,275	$604,275	-	-

Total Assets	$1,787,881	$1,737,881	$50,000	$-

As of September 30, 2010, the company accumulated other comprehensive income of $315 on marketable securities that are available for sale.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

14.      Fair Value Measurements (cont’d)

As of September 30, 2010, the Company’s restricted cash equivalents are comprised of the following:

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

		Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	2,100,533	2,000,533	100,000	-

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 are unavailable to issuers of "penny stock.”  Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued authoritative guidance (“guidance”) that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple- deliverable arrangements being separable than under current guidance.  This guidance is effective for fiscal years beginning on or after June 15, 2010.  The Company is evaluating the impact this guidance may have on its condensed consolidated financial statements.

In January 2010, the FASB issued guidance which requires, in both interim and annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis disclosures regarding the valuation techniques and inputs used to develop those measurements.  It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers.  This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements.  Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company is evaluating the impact this guidance may have on its condensed consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months and Nine Months Ended September 30, 2010 and 2009:

Total Revenues

For each of the three month and nine month periods ended September 30, 2010, we recorded revenues of $18,750 and $56,250, respectively.  We recorded the same amounts in the same period of 2009.  In all periods, the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority stockholder.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations and general legal activities.

General and administrative expenses increased $837,310, or 115.6%, to $1,561,377 for the three months ended September 30, 2010 from $724,067 for the three months ended September 30, 2009.  The increase is primarily attributed to the $815,000 value of compensatory stock issued to two vendors in exchange for investor relations services, as well as increased legal and insurance costs.  General and administrative expenses increased $2,137,572, or 93.5% to $4,423,376 for the nine months ended September 30, 2010 from $2,285,804 for the nine months ended September 2009.  The increase is primarily attributed to the $1,663,999 value of compensatory stock issued for investor relations services.  General and administrative expenses also increased due to legal fees for the Amarex lawsuit litigation, other investor relations activities, and insurance premiums due to additional coverage, for the nine months ended September 30, 2010.

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

Research and development expenses increased $265,480, or 62.5%, to $690,089 for the three months ended September 30, 2010 from $424,609 for the three months ended September 30, 2009.  Research and development expenses increased $490,834, or 24.3% to $2,509,600 for the nine months ended September 30, 2010 from $2,018,766 for the nine months ended September 30, 2009.  The increase was primarily due to the completion of Phase IIA clinical trials and the commencement of larger Phase IIB clinical trials, and pre-clinical development of RX-3117.

Patent Fees

Our patent fees increased $15,529, or 14.4%, to $123,147 for the three months ended September 30, 2010 from $107,618 for the three months ended September 30, 2009.  The increase was primarily due to increased legal costs to respond to patent applications in the quarter ended September 30, 2010.

Patent fees decreased $20,332, or 7.9%, to $238,089 for the nine months ended September 30, 2010 from $258,421 for the nine months ended September 30, 2009.  The decrease was primarily due to decreased legal costs incurred to respond to existing patent applications over the longer period.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $5,629, or 32.6%, to $11,663 for the three months ended September 30, 2010 from $17,292 for the three months ended September 30, 2009.  Depreciation and amortization expenses decreased $6,795, or 16.3%, to $34,843 for the nine months ended September 30, 2010 from $41,638 for the nine months ended September 30, 2009.  The decreases were primarily due to certain assets being fully amortized and lower depreciation recorded on other equipment due to limited and declining asset balances.

Interest Income

Interest income increased $32,011, or 183.9%, to $49,418 for the three months ended September 30, 2010 from $17,407 for the three months ended September 30, 2009.  Interest income increased $65,390, or 202.4%, to $97,699 for the nine months ended September 30, 2010 from $32,309 for the nine months ended September 30, 2009.  The increases in both periods were primarily due to an increase in interest-bearing investments and higher interest rates on such investments.

Net Loss

As a result of the above, the net loss for the three months and nine months ended September 30, 2010 was $2,318,108 and $6,995,912, respectively, or $0.03 and $0.09 per share, respectively, compared to a net loss of $1,237,429 and $4,505,045, respectively, or $0.02 and $0.08 per share, respectively, for the three months and nine months ended September 30, 2009.

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

Archexin®

Archexin, a 20 nucleotide single stranded DNA anti-sense molecule, is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research.  In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.  The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors.  The Phase I trial was intended primarily to assess the safety and tolerability of Archexin in patients with advanced cancer.  The trial results showed that the dose limiting toxicity of Archexin occurring at 315 mg/m2 dose in the form of fatigue.  No other serious adverse events such as hematological toxicities were observed in this Phase I study.  In the Phase I study stable disease was observed in two out of the 17 Patients.  Archexin is currently being studied in a Phase IIa clinical trials for the treatment of pancreatic cancer with patient enrollment underway.  The Archexin Phase IIa trial for pancreatic cancer is a single-arm, open-label study with 35 subjects conducted at global sites in the United States and India.  Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival.  Archexin’s Phase II clinical trial protocol for the treatment of RCC was accepted by the FDA, but issues with enrollment have delayed the trial.  The enrollment issues were primarily due to the small number of patients that have been diagnosed with RCC and the fact that such patients are often treated with surgery instead of drug therapies.  After further consideration of the trial design and the limited number of patients, there was a reallocation of resources and the Company reprioritized Archexin to pursue studies in pancreatic cancer.

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.  The costs incurred for the Phase I clinical trial was approximately $1,500,000.  As of September 30, 2010, we have spent an additional $1,700,000 for Phase II clinical trials of Archexin and we estimate that the Phase IIa trials for pancreatic cancer patients will be completed in first half of 2011 and will require approximately $400,000.

Serdaxin® (RX-10100)

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by the FDA.  We are currently developing Serdaxin for the treatment of depression and neurodegenerative disorders.  We have recently concluded a Phase IIa proof of concept clinical trial for major depressive disorder (“MDD”), with Serdaxin.  The proof-of-concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg administered twice daily) Phase IIa clinical trial enrolled 77 MDD patients at multiple sites in the United States.  No statistical difference was seen between the three doses and the placebo on the Montgomery-Asberg Depression Rating Scale (“MADRS”).  A high dropout rate of non-responders in the placebo group contributed to a higher-than-expected response for the placebo-treated subjects that completed the study.  We believe this high dropout rate may have contributed to the absence of statistical significance.  In our ad hoc analysis, results from the Phase IIa clinical trial showed that patients suffering from MDD responded most positively to the 5 mg dose of the drug, and supported proceeding to a Phase IIb clinical trial.  In the subgroup analysis, the study showed that patients with severe MDD taking 5 mg of Serdaxin had significant improvement in MADRS scores after 8 weeks of treatment, compared to the placebo group. Among the 77 patients, 53 patients were classified as having severe MDD.  Of the 14 patients treated with 5 mg of Serdaxin, MADRS scores improved by 55.6%, compared to only 34.0% in the placebo group (n = 14), which was statistically significant (p=0.041) on an intent to treat basis.  In addition, 64.3% of patients with severe MDD treated with 5 mg of Serdaxin were considered “Responders” compared to 28.6% in the placebo group (p=0.0581).  A “Responder” is a patient with a change from baseline in MADRS score of greater than or equal to 50% after treatment.  Additionally, 42.9% of patients in the treatment group at 5 mg of Serdaxin were in remission with a MADRS score of less than or equal to 12 after treatment, at 8 weeks versus 14.3% in the placebo group (p=0.209).  During the trial there were no reports of serious side effects that are commonly linked to currently marketed antidepressant drugs, such as selective serotonin uptake inhibitors, (“SSRI”), serotonin-norepinephrine reuptake inhibitors, (“SNRI”), and tricyclic antidepressants,(“TCA”).  The 5 mg Serdaxin-treated group (20 adverse events) reported 40% fewer adverse events such as headache than the placebo group (36 adverse events).  In addition, the 5 mg Serdaxin-treated group reported a lower dropout rate in week 2 of 4.8% compared to 9.1% in the placebo group, and by week 8 the drop-out rate for the Serdaxin group was only 14.3% compared to 59.1% in the placebo group.  Pre-clinical studies suggest that Serdaxin may have an inverted, U-shape dose-response curve.  This inverted, dose-response relationship may explain the observation in the Phase IIa trial of a more positive response in patients taking the lowest dose.  Due to this phenomenon, higher doses of Serdaxin may not be effective, suggesting an additional potential benefit with respect to the risk of overdose problems prevalent in other psychogenic medications.  A Phase IIb trial for MDD with lower doses has commenced startup activities. A clinical trial for Parkinson’s disease (“PD”), with Serdaxin is currently under development.

Through September 30, 2010, the costs incurred for development of Serdaxin to date have been approximately $1,300,000.  We currently estimate that the Phase IIb MDD studies will require $8,000,000 through the first half of 2012.  Phase II clinical trials for the use of Serdaxin in PD are being developed.  We currently estimate PD studies will require $1,000,000 through the first half of 2012.

Zoraxel™ (RX-10100)

We are developing Zoraxel for treatment for erectile dysfunction.  Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin.  The Phase IIa proof of concept clinical trial of Zoraxel is complete with positive results and the Phase IIb trial will continue through 2010-2011.  The Company’s decision to move forward with the Phase IIb trial is supported by data from the Phase IIa proof of concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) study of 39 erectile dysfunction patients (ages of 18 to 65) treated with Zoraxel.  The Phase IIa study was completed in May 2009 and demonstrated that Zoraxel consistently improved the International Index of Erectile Function (“IIEF”) scores of treated subjects.  The Phase IIa study results showed treatment with 15mg of Zoraxel at week 8 improved subjects’ IIEF-EF scores by 6.5, a value obtained from the changes of the baseline scores of 15 mg of Zoraxel (5.3) and the placebo group (-1.2).  Furthermore, the study showed a dose dependent treatment effect with improved erectile function and quality of life measures among treated subjects.  The study also showed Zoraxel to be well tolerated by the patients in the study, with no serious adverse events reported.  To examine the clinical relevance of Zoraxel as an erectile dysfunction drug, an “effect size” analysis has been conducted.  Effect size (“ES”) is a data analysis index developed by Dr. Jacob Cohen of New York University and is derived from the improvement in IIEF mean score for the treatment group minus the improvement in IIEF mean score of the placebo group over the treatment period, divided by the standard deviation of the entire sample at baseline.  An ES value greater than 0.80 is deemed “a considerable change” under the ES criteria.  The ES for IIEF-EF and IIEF-intercourse satisfaction indices of Zoraxel (2.59 and 0.88, respectively) were larger than 0.80, suggesting a considerable change in sexual experiences in Zoraxel-treated patients based on the ES criteria.  The Phase IIb study is designed to assess Zoraxel’s efficacy in approximately 225 male subjects, ages 18 to 65, with ED.

The double blind, randomized, placebo-controlled, 12-week study will include IIEF, Sexual Encounter Profile, or SEP, 2 (Penetration) & 3 (Sexual Intercourse) survey, as primary endpoints with 25 and 50 mg doses.  The Phase IIb study is expected to begin in 2011 and the preliminary data is expected to be available in late 2011.  The study will be conducted at multiple sites in the United States.

Through September 30, 2010, the costs incurred for development of Zoraxel to date have been approximately $1,200,000.  We currently estimate that these Phase IIb studies will require approximately $3,000,000 through the first half of 2012.

Pre-clinical Pipeline

On June 26, 2009, we entered into a securities purchase agreement with Teva, pursuant to which Teva purchased 3,102,837 shares of our common stock for $3.5 million on September 21, 2009.  Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which we are required to use $2,000,000 of the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.

At September 30, 2010, we had $1,133,606 of the proceeds remaining, and we have included this amount in restricted cash equivalents.  Pursuant to the purchase agreement, Teva has the option to purchase additional shares of Rexahn’s Common Stock.  If Teva exercises such option, it will acquire additional shares of Common Stock having a value of $750,000 plus such additional amount equal to the amount, if any, then anticipated to be required to complete the development of RX-3117.

We will be eligible to receive royalties on net sales of RX-3117 worldwide.  During the fourth quarter of 2009, research and development work began on the RX-3117 research and development program.  These compounds may be entered into Phase I clinical trials in 2011.

RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an IND application to the FDA.  Through September 30, 2010, the costs incurred for development of these compounds to date have been approximately $2,300,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $4,566,843 for the nine months ended September 30, 2010 compared to cash used in operating activities of $3,758,540 for the same period ended September 30, 2009.  The operating cash flows during the nine months ended September 30, 2010 reflect our net loss from operations of $6,995,912 and a net increase in cash components of working capital and non-cash charges totaling $2,429,069.

Cash provided by investing activities of $409,750 for the nine months ended September 30, 2010 consisted of a reduction of restricted cash equivalents of $842,454 and proceeds from the sale of marketable securities of $75,000, offset by $503,960 from the purchase of marketable securities and $3,744 from the purchase of equipment.  Cash provided by investing activities was $1,444,917 during the nine months ended September 30, 2009.

Cash provided by financing activities of $12,688,844 during the nine months ended September 30, 2010 consisted of net proceeds of $3,263,376 from the exercise of stock warrants, $107,240 from the exercise of stock options, and $9,318,228 from the issuance of 6,666,667 shares of common stock to institutional investors.  The investors were also issued warrants to purchase 2,000,000 shares of common stock.  During the same period in 2009, cash provided by financing activities was $6,085,851, which consisted of net proceeds from the offering of units and the issuance of common stock.

For the nine months ended September 30, 2010, we experienced net losses of $6,995,912.  Our accumulated deficit as of September 30, 2010 was $43,289,819.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the nine months ended September 30, 2010, we had a net increase in cash and cash equivalents of $8,531,751.  Total cash as of September 30, 2010 was $15,829,783 compared to $7,298,032 as of December 31, 2009.  We believe that our existing cash will be sufficient to cover our cash flow requirements through December 31, 2011. Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If we are not able to raise sufficient additional money, we will have to reduce our research and development activities.  We will first reduce research and development activities associated with our preclinical compounds.

To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

CONTRACTUAL OBLIGATIONS

We have contracted with various vendors to provide research and development services.  The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months.  The costs to be incurred are estimated and are subject to revision.  As of September 30, 2010, the total contract value of these agreements was approximately $11,077,126 and we have made payments totaling $3,522,077 under the terms of the agreements as of September 30, 2010.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

On September 9, 2010, we and three of our key executives entered into Amended and Restated Employment Agreements.  The Amended and Restated Employment Agreements replace the prior employment contracts entered into on August 10, 2009.  We entered into the Amended and Restated Employment Agreements in order to provide the key executives with: (i) an automatic one year renewal upon the expiration of the initial three year term and upon each consecutive year term unless such employment with the Company is terminated earlier by the Company or the executives; (ii) an annual base salary adjustment for inflation as determined by the Consumer Price Index subject to review by the Company’s Compensation Committee; (iii) an increase in the Company provided life insurance coverage from an amount equal to two times the executive’s annual base salary to an amount equal to four times the executive’s annual base salary; and (iv) a one-time cash payment, subject to applicable withholding requirements under applicable state and federal law, in an amount equal to the executive’s increased income tax costs as a result of payments made to the executive by the Company under the change of control provisions of the Amended and Restated Employment Agreement. Other than these changes, the new contracts have substantially similar terms to the executives’ prior employment agreements.  The agreements result in annual commitments of $200,000, $350,000 and $250,000, respectively.

On April 20, 2009, Amarex, LLC (“Amarex”) filed suit against the Company in the Circuit Court of Montgomery County, Maryland, seeking damages for an alleged breach of a contract between the Company and Amarex entered into on January 6, 2006.  Amarex claims damages of $93,156 plus interest.  On May 22, 2009, the Company filed an answer and an affirmative defense to the complaint denying the claims of damages made by Amarex.  On June 16, 2009, the Company filed a counterclaim against Amarex for breach of the same contract in the amount of $354,824 plus interest.  The court ordered the Company and Amarex to proceed with a non-binding mediation.  The mediation was completed but the parties were not able to reach an amicable resolution.  At the trial that commenced on June 14, 2010, the Company settled the case with Amarex for $100,000 minus the balance owed by Rexahn to Amarex for the Phase I project of $43,953.  On June 16, 2010, Amarex executed a promissory note which requires that Amarex pay the Company the principal sum of $56,047 with no interest on the unpaid principal balance, in twenty four (24) equal monthly installments of $2,335.  The unpaid principal shall be payable on the 1st of each month in monthly installments, which commenced on September 1, 2010 and will continue through August 1, 2012 (the “Due Date”) at which time any remaining unpaid balance shall be due in full.  Pursuant to the promissory note, Amarex shall pay a late charge of five percent (5%) of any past due installment payment and if any installment payment is not paid within ten (10) days of its due date, the entire remaining unpaid balance of the note shall become due immediately at the option of the Company.

On May 21, 2009, the Company entered into a one year agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,554 from October 1, 2009 to June 30, 2010.  The agreement has been renewed for a one year term commencing on July 1, 2010 with the same payment schedule.

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

On June 26, 2009, we entered into a securities purchase agreement with Teva, pursuant to which Teva purchased 3,102,837 shares of our common stock for $3.5 million on September 21, 2009.  Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement for the development of the anti-cancer compound, RX-3117.  RX-3117 is a small molecule, new chemical entity (NCE), nucleoside compound that has an anti-metabolite mechanism of action, and has therapeutic potential in a broad range of cancers including colon, lung and pancreatic cancer.  Pursuant to the agreement, we will be eligible to receive additional development, regulatory and sales milestone payments. In addition, we will be eligible to receive royalties on net sales worldwide.  Pursuant to the securities purchase agreement, Teva has the option to purchase additional shares of Rexahn’s Common Stock.  If Teva exercises such option, it will acquire additional shares of Common Stock having a value of $750,000 plus such additional amount equal to the amount, if any, then anticipated to be required to complete the development of RX-3117 to FDA approval.  The price for any such Common Stock purchased by Teva will equal 120% of the closing price of the Common Stock on the last trading day prior to the date of purchase; provided, that if the number of shares subject to purchase by Teva would exceed 7% of the total outstanding Common Stock upon the completion of such purchase, then the aggregate purchase price shall remain the same, but the number of shares subject to purchase will be reduced so as not to exceed such amount.

On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease during the quarter ended September 30, 2010 was $35,078.

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010, the letter of credit was reduced to $50,000.

On November 4, 2009, the Company entered into a Synthesis and Supply Agreement with TheraTarget, Inc. to provide synthesis and supply of the Company’s products.  The total cost of these services is $100,000, of which $60,000 was paid as of September 30, 2010.

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

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs over the next eighteen months which would entail focusing our resources on Phase II clinical trials of Archexin, Serdaxin and Zoraxel.  Over the next twelve months, we expect to spend a minimum of approximately $8 million on clinical development for Phase II clinical trials of Archexin, Serdaxin and Zoraxel (including our commitments described under "Contractual Obligations" of this Item 2), $5 million on general corporate expenses, and approximately $160,000 on facilities rent.  Additionally, as required by the exclusive license option agreement executed on June 26, 2009, we plan to spend the remaining proceeds of $1,133,606 from Teva on the preclinical development of RX-3117.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the CEO along with the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On June 16, 2009, the Company filed a counterclaim against Amarex for breach of the same contract in the amount of $354,824 plus interest.  The court ordered the Company and Amarex to proceed with a non-binding mediation.  The mediation was completed but the parties were not able to reach an amicable resolution as of March 31, 2010.  At the trial that commenced on June 14, 2010, the Company settled the case with Amarex for $100,000 minus the balance owed for the Phase I project of $43,953.  On June 16, 2010, Amarex executed a promissory note which requires that Amarex pay the Company the principal sum of $56,047 with no interest on the unpaid principal balance, in twenty four (24) equal monthly installments of $2,335.  The unpaid principal shall be payable on the 1st of each month, which commenced on September 1, 2010 and will continue through August 1, 2012 (the “Due Date”) at which time any remaining unpaid balance shall be due in full.  Pursuant to the promissory note, Amarex shall pay a late charge of five percent (5%) of any past due installment payment and if any installment payment is not paid within ten (10) days of its due date, the entire remaining unpaid balance of the note shall become due immediately at the option of the Company.

Item 1A	Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A.of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a consulting agreement, dated as of February 12, 2010, by and between JFS Investments and the Company, the Company issued an aggregate of 360,000 shares of common stock to JFS Investments.  During the quarter ended September 30, 2010, the shares of common stock were issued in installments of 240,000 and 120,000 on August 2 and September 21, 2010, respectively in consideration for investor relation services provided by JFS Investments.  The shares of common stock were not registered under the Securities Exchange Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from the registration requirements provided by Section 4(2) of the Securities Act.  The Company delivered a notice to JFS Investments terminating the consulting agreement on November 12, 2010. See Part II, Item 5 below for additional information.

Pursuant to a financial advisory service agreement, dated as of February 12, 2010, by and between Garden State Securities, Inc. and the Company, the Company issued an aggregate of 240,000 shares of common stock to Garden State Securities, Inc.  During the quarter ended September 30, 2010, the shares of common stock were issued in installments of 160,000 and 80,000 on August 2 and September 21, 2010, respectively, in consideration for financial advisory services provided by Garden State Securities, Inc. The shares of common stock were not registered under the Securities Act pursuant to the exemptions from the registration requirements provided by Section 4(2) of the Securities Act.  The Company delivered a notice to Garden State Securities, Inc. terminating the financial advisory service agreement on November 12, 2010.  See Part II, Item 5 below for additional information.

Item 3	Defaults Upon Senior Securities

None

Item 4	(Removed and Reserved)

N/A

Item 5	Other Information

On November 12, 2010, the Company delivered a notice to JFS Investments terminating their consulting agreement effective as of December 12, 2010.  Pursuant to the terms of the consulting agreement, the Company issued the final installment of 120,000 shares of common stock to JFS Investments on November 12, 2010 in consideration for investor relation services provided by JFS Investments during the month of November 2010. The termination of such agreements did not result in any early termination payments.

On November 12, 2010, the Company delivered a notice to Garden State Securities, Inc. terminating their financial advisory service agreement effective as of December 12, 2010.  Pursuant to the terms of the financial advisory service agreement, the Company issued the final installment of 80,000 shares of common stock to Garden State Securities, Inc. on November 12, 2010 in consideration for financial advisory services provided by Garden State Securities, Inc. during the month of November 2010. The termination of such agreements did not result in any early termination payments.

Item 6                      Exhibits

Exhibit No	Description	Location

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: November 15, 2010		Chang H. Ahn
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: November 15, 2010		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 30, 2010

Exhibit No	Description	Location

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith