Form 10-K
period 2010-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2011-03-16
CIK 1228627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $97,940,504 based on the closing price reported on NYSE Amex.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 16, 2011

Common Stock, $.0001 par value per share	86,779,406 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2011	Part III

Cautionary Statement Regarding Forward-Looking Statements. This Annual Report on Form 10-K contains statements (including certain projections and business trends) accompanied by such phrases as “believe,” “estimate,” “expect,” “anticipate,” “will,” “intend” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. We caution that forward-looking statements are based largely on our expectations, and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements may differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	our lack of profitability and the need for additional capital to operate our business;

•	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;

•	successful and timely completion of clinical trials for our drug candidates;

•	demand for and market acceptance of our drug candidates;

•	the availability of qualified third-party researchers and manufacturers for our drug development programs;

•	our ability to develop and obtain protection of our intellectual property; and

•	other risks and uncertainties, including those set forth herein under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act are unavailable to issuers of “penny stock.” Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.

REXAHN PHARMACEUTICALS, INC.

Index

Explanatory Note

Rexahn Pharmaceuticals, Inc. (the “Company”) has restated herein our financial statements for the fiscal year ended December 31, 2009, and the quarters ended March 31, June 30, and September 30, 2010 to reflect management’s determination that the Company had misclassified warrants and a put feature on its common stock as equity. Management has determined that these instruments should have been classified as liabilities.

The Company’s Original Report reflect warrants to purchase 8,575,243 shares of the Company’s common stock as stockholders’ equity as of December 31, 2009. These warrant agreements contain a fundamental transaction provision in which the holders may opt for cash settlement upon the occurrence of a Rule 13e-3 transaction, and should have been classified as liabilities in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In addition, these warrants were determined not to be indexed to the Company’s stock, and therefore, also require liability classification in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”) The resulting impact of this accounting change is a decrease in the Company’s net loss of $1,569,151 for the year ended December 31, 2009, a decrease in the Company’s accumulated deficit of $789,374 as of January 1, 2009, an increase in the Company’s liabilities of $3,099,476 as of December 31 2009, and a decrease in additional paid-in capital of $5,458,001 as of December 31, 2009. The foregoing adjustments reflect non-cash items in the Company’s financial statements.

The Company’s Original Report also included anti-dilution make whole provisions as stockholders’ equity as of December 31, 2009. On December 18, 2007 and March 20, 2008, the Company entered into Securities Purchase Agreements and extended anti-dilution make whole provisions on its common stock in the event the Company sells or issues shares below the effective purchase price paid by these investors. The investors would thereupon receive additional shares in a ratio outlined in the Securities Purchase Agreement. Management has determined that this provision is a written put and requires liability classification in accordance with ASC 480. The resulting impact of this accounting change is a decrease in the Company’s net loss of $1,915,179 for the year ended December 31, 2009, a decrease in the Company’s accumulated deficit of $302,647 as of January 1, 2009, an increase in the Company’s liabilities of $97,713 as of December 31, 2009, and a decrease in additional paid-in capital of $2,315,539 as of December 31, 2009. The foregoing adjustments reflect non-cash items in the Company’s financial statements.

The total impact of these accounting changes is a decrease in the Company’s net loss of $3,484,330 for the year ended December 31, 2009, a decrease in the Company’s accumulated deficit of $1,092,021 as of January 1, 2009, an increase in the Company’s liabilities of $3,197,189 as of December 31, 2009, and a decrease in additional paid-in capital of $7,773,540 as of December 31, 2009.

For a full description of the restatement, see Note 2 “Prior Period Adjustment” of the “Notes to the Financial Statements” that are included in Part II, Item 8 of this Form 10-K.

The Company has concluded that there was a material weakness in internal control over financial reporting as of December 31, 2009. The Company has implemented remedial measures to correct this material weakness as of December 31, 2010.

Index

PART I

Item 1. Description of Business

Any references to “we,” “us,” “our,” the “Company” or “Rexahn” shall mean Rexahn Pharmaceuticals, Inc.

We are a clinical stage biopharmaceutical company developing and seeking to deliver novel cures for cancer and disorders of the central nervous system (CNS) to patients worldwide. Our mission is to discover and develop new medicines for diseases that plague patients with no effective cures, in particular high mortality cancers and CNS disorders. Our pipeline features three drug candidates in Phase II clinical trials this year and several other drug candidates in pre-clinical development. Our strategy is to continue building a significant product pipeline of innovative medicines that we will commercialize alone or with pharmaceutical partners. For a description of our pipeline drug candidates, see “Our Pipeline Drug Candidates” in this Item 1.

Our principal corporate office is located at 15245 Shady Grove Road, Suite 455, Rockville, Maryland 20850 in Maryland’s I-270 technology corridor. Our telephone number is (240) 268-5300.

Rexahn currently has three clinical stage drug candidates: Archexin®, Serdaxin®, and ZoraxelTM. Our lead anticancer drug candidate, Archexin, is an inhibitor of the protein kinase Akt. Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance. Archexin received “orphan drug” designation from the U.S. Food and Drug Administration (FDA) for five cancer indications (renal cell carcinoma (RCC), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer). The FDA orphan drug program enables expedited FDA review or approval process, seven years of marketing exclusivity after approval and tax incentives for clinical research.

Archexin is currently in Phase II clinical trials for the treatment of pancreatic cancer with several patients enrolled and enrollment continuing in 2011. Archexin’s Phase II clinical trial protocol for the treatment of renal cell carcinoma (RCC) was accepted by the FDA, but issues with enrollment have delayed the trial. Such enrollment issues were primarily due to the fact that there is a small number of patients that have been diagnosed with RCC and such patients are often treated with surgery instead of drug therapies. After further consideration of the trial design and the limited number of patients, there was a reallocation of resources and Rexahn reprioritized Archexin to pursue studies in pancreatic cancer.

We are currently developing Serdaxin for the treatment of depression and neurodegenerative disorders. Rexahn expects to complete a 300 patient Phase IIb clinical trial for major depressive disorder (MDD) with Serdaxin in 2011 and is planning the Phase II clinical trial for Parkinson’s disease (PD). Unlike the current standard treatment that treats symptomatic conditions, Serdaxin is a disease modifying drug that protects neurons from damage that can lead to dysfunction and eventual neuronal death. Considering that over 60% of patients with Parkinson’s, Alzheimer’s, and Multiple Sclerosis also suffer from depression, Serdaxin’s effectiveness in treating depression and as a neuroprotective agent may make it a potential market leader for the treatment of neurological diseases.

We are developing Zoraxel for treatment of erectile dysfunction (ED). Zoraxel is a developmental stage drug for sexual dysfunction that directly modulates the sexual activity control center in the brain. Zoraxel enhances the action of serotonin and dopamine, brain signaling molecules that play a key role in three phases of male sexual activity: arousal, erection and release. Zoraxel is the first ED therapeutic to affect all three of these phases. Preclinical studies demonstrated that Zoraxel improves sexual performance via enhanced motivation and arousal. Due to its centrally acting mechanism of action, Zoraxel may also have potential use in the treatment of female sexual dysfunction. With positive results of the Phase IIa clinical trial of Zoraxel, the Phase IIb trial will continue through 2011-2012.

Index

Company Background

Our company resulted from a merger of Corporate Road Show.Com Inc., originally a New York corporation (CPRD) which was formed in November 1999, and Rexahn, Corp, a Maryland corporation immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CPRD as a Delaware corporation under the name “Rexahn Pharmaceuticals, Inc.” (Rexahn Pharmaceuticals), with Rexahn, Corp surviving as a wholly owned operating subsidiary of ours (the Merger). The Merger was effective as of May 13, 2005. On September 29, 2005, Rexahn, Corp, was merged with and into us, and Rexahn, Corp’s separate existence was terminated.

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

Industry and Disease Markets

Overview

Our research and development focuses on several therapeutic areas that affect the lives of many people—cancer, CNS disorders such as depression, mood disorders, sexual dysfunction, and Parkinson’s disease. These disorders can have a debilitating effect on the quality of life for patients who suffer from them. Our strategy is to develop innovative drugs that alter the signaling pathways implicated in these diseases, and thereby help patients regain an improved quality of life.

According to the Center for Disease Control and Prevention, cancer claims the lives of more than half a million Americans each year and is the second leading cause of death among Americans. In 2008, the National Cancer Institute estimated that $228 billion was spent in medical costs in the United States. Worldwide, it is predicted that the number of new cancer cases diagnosed will rise to 16 million annually in 2020, with cancer-related deaths reaching 10 million in 2020.1 Global sales of cancer drugs are predicted to grow to $70 billion by 2018 in the seven major markets, driven mainly by commercialization of molecular targeted therapies.2

Currently, there are 45 million estimated cases of depression in the US and its drug cost alone exceeded $19 billion in 2007. Several classes of drugs are available on the market for depression, including selective serotonin uptake inhibitors (“SSRI”), serotonin-norepinephrine reuptake inhibitors (“SNRI”), and tricyclic antidepressants (“TCA”). However, these drugs are prone to side-effects, such as insomnia, weight gain and sexual dysfunction, and they can take up to 6 weeks to relieve depression symptoms.

Parkinson’s disease is the most common motor disorder. In the United States, 50,000-60,000 new cases of PD are diagnosed each year, adding to the one million people who currently have PD. In fact, it is estimated that four to six million people around the world suffer from the condition. Age is the most important risk factor for PD, and the aging world population is expected to push the number of the afflicted to over 10 million by 2030. In addition, its chronic and debilitating nature has a high socio-economic impact. In the US alone, the financial cost of the disease is estimated to exceed $6 billion annually. PD is characterized by the progressive loss of dopaminergic neurons in the brain. The resulting dopamine depletion leads to its cardinal motor symptoms, such as rigidity (muscle stiffness), bradykinesia (slowing of movement), postural instability and resting tremor. These impairments are accompanied by non-motor disabilities, including dementia, depression, and sleep disturbance. The current standard treatment options target the dopaminergic pathway, either by supplementing the molecule or stimulating dopamine receptors (binding partners of dopamine). While these strategies ameliorate symptoms in early stages, they become less effective over the course of the disease. In addition, dopamine therapies fail to tackle the underlying causes of the disease, and therefore, do not slow the progression of PD or extend the life expectancy of patients.

1	Cancer, 2007 (Datamonitor).
2	Cancer Market and Definition Overview, 2009 (Datamonitor).

Index

Erectile dysfunction causes the consistent inability to attain and maintain an erection sufficient for satisfactory sexual intercourse. Erectile problems may be due to psychogenic causes (e.g., depression or stress), organic causes, or both. The launch of the first orally available phosphodiesterase (PDE)-5 inhibitor, Viagra®, in 1998 established a new standard of care for ED and pioneered a new market. Cialis® and Levitra® were subsequently launched in 2003 as second-generation PDE-5 inhibitor drugs. However, 30% of patients are refractory or unresponsive to the leading PDE-5 inhibitor drugs. In addition, PDE-5 inhibitors also increase the risk of a variety of cardiovascular diseases, including heart attack. As evidenced by clinical data from the Phase IIa trial, Zoraxel does not have some of the safety concerns seen with PDE-5 inhibitors. Contrary to peripherally acting PDE-5 inhibitors, Zoraxel acts centrally in the brain affecting all three aspects of sexual activity.

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

Index

•	Debilitating toxicity by chemotherapy: Chemotherapy as a mainstay of cancer treatment induces severe adverse reactions and toxicities, affecting quality of life or life itself.

Archexin: First-in-class Anticancer Akt Inhibitor

Archexin is a first-in-class, potent inhibitor of the Akt protein kinase (Akt) in cancer cells. Archexin has FDA orphan drug designations for five cancers (RCC, glioblastoma, and cancers of the ovary, stomach and pancreas). Multiple indications for other solid tumors can also be pursued. Archexin is differentiated by its ability to inhibit both activated and inactivated forms of Akt, and to potentially reverse the drug resistance observed with the protein kinase inhibitors. Other targeted drugs may only inhibit inactivated Akt and be vulnerable to development of drug resistance. Akt activation plays a key role in cancer cell proliferation, survival, angiogenesis and drug resistance. Akt is over-activated in many human cancers (e.g., breast, colorectal, gastric, pancreatic, prostate, and melanoma cancers). A method to control the Akt activity involves inhibition of signaling molecules upstream of Akt in cancer cells (e.g., EGFR or VEGFR inhibitors). In this case, only the activity of native Akt is indirectly affected. However, signal transmission for cancer progression and resistance occurs when Akt is activated, thus inhibition of the activated Akt becomes more important. Archexin inhibits both activated and native Akt.

Archexin is an antisense oligonucleotide (ASO) compound that is complementary to Akt mRNA, and highly selective for inhibiting mRNA expression and production of Akt protein. Archexin has demonstrated excellent safety, tolerability and minimal side effects in a Phase I study in patients with advanced cancers, where Grade 3 (G3) fatigue was the only dose-limiting toxicity and no significant hematological abnormalities were observed. The main objectives of the Phase I study were to determine maximum tolerated dose (MTD), dose limiting toxicity, and pharmacokinetic (pk) parameters for Archexin monotherapy. The Archexin Phase I study design was an open label, single arm ascending dose, safety and tolerability study. Archexin’s Phase II clinical trial protocol for the treatment of RCC was accepted by the FDA, but issues with enrollment have delayed the trial. Such enrollment issues are primarily due to the fact that there are a small number of patients that have been diagnosed with RCC and such patients are often treated with surgery instead of drug therapies. After further consideration of the trial design and the limited number of patients, there was a reallocation of resources and Rexahn reprioritized Archexin to pursue studies in pancreatic cancer. Archexin is currently in Phase II clinical trials for the treatment of pancreatic cancer with several patients enrolled in the United States and India and the Phase II protocol for the treatment of ovarian cancer is being developed.

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

Index

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

Serdaxin: CNS Drug to Treat Neurodegenerative Disorders, Depression, and Mood Disorders

Serdaxin is a potential market leading CNS neuroprotective agent and antidepressant. Based on its novel actions as a dual serotonin and dopamine enhancer, it is a potential treatment for multiple CNS disorders where these neurotransmitters are depleted or implicated in CNS-based illnesses such as Parkinson’s disease and depression. It has shown neuroprotective effects in the substantia nigra, hippocampus, and nucleus accumbens- areas of the brain involved in neurodegenerative diseases. Serdaxin’s Phase IIa clinical trial for depression is complete with positive results and a Phase IIb trial in patient recruitment. The proof-of-concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg administered twice daily) Phase IIa clinical trial enrolled 77 MDD patients at multiple sites in the United States. No statistical difference was seen between the three doses and the placebo on the Montgomery-Asberg Depression Rating Scale (“MADRS”). A high dropout rate of non-responders in the placebo group contributed to a higher-than-expected response for the placebo-treated subjects that completed the study. We believe this high dropout rate may have contributed to the absence of statistical significance. In our ad hoc analysis, results from the Phase IIa clinical trial showed that patients suffering from MDD responded most positively to the 5 mg dose of the drug, and supported proceeding to a Phase IIb clinical trial. In the subgroup analysis, the study showed that patients with severe MDD taking 5 mg of Serdaxin had significant improvement in MADRS scores after 8 weeks of treatment, compared to the placebo group. Among the 77 patients, 53 patients were classified as having severe MDD. Of the 14 patients treated with 5 mg of Serdaxin, MADRS scores improved by 55.6%, compared to only 34.0% in the placebo group (n = 14), which was statistically significant (p=0.041) on an intent to treat basis. In addition, 64.3% of patients with severe MDD treated with 5 mg of Serdaxin were considered “Responders” compared to 28.6% in the placebo group (p=0.0581). A “Responder” is a patient with a change from baseline in MADRS score of greater than or equal to 50% after treatment. Additionally, 42.9% of patients in the treatment group at 5 mg of Serdaxin were in remission with a MADRS score of less than or equal to 12 after treatment, at 8 weeks versus 14.3% in the placebo group (p=0.209). During the trial there were no reports of serious side effects that are commonly linked to currently marketed antidepressant drugs, such as selective serotonin uptake inhibitors, (“SSRI”), serotonin-norepinephrine reuptake inhibitors, (“SNRI”), and tricyclic antidepressants, (“TCA”). The 5 mg Serdaxin-treated group (20 adverse events) reported 40% fewer adverse events such as headache than the placebo group (36 adverse events). In addition, the 5 mg Serdaxin-treated group reported a lower dropout rate in week 2 of 4.8% compared to 9.1% in the placebo group, and by week 8 the drop-out rate for the Serdaxin group was only 14.3% compared to 59.1% in the placebo group. Pre-clinical studies suggest that Serdaxin may have an inverted, U-shape dose-response curve. This inverted, dose-response relationship may explain the observation in the Phase IIa trial of a more positive response in patients taking the lowest dose. Due to this phenomenon, higher doses of Serdaxin may not be effective, suggesting an additional potential benefit with respect to the risk of overdose problems prevalent in other psychogenic medications. A Phase IIb trial for MDD with lower doses has commenced startup activities. Multiple indications are also being considered, including possible use in general anxiety and other mood disorders.

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

Index

Serdaxin has well-established and extensive safety in humans, and appears to have excellent tolerability and few side effects. Its greatest potential may be as a neuroprotective agent that further addresses the morbidity of depression and mood disorders that are linked to CNS illnesses of the neurodegenerative category, such as PD and Alzheimer’s disease. In regards to PD, Serdaxin has shown in animal models that it has the potential to address both non-motor and motor events of PD in humans, by treating depleted dopamine levels that lead to loss of control of movements; and further, enhancing serotonin and dopamine levels that are involved in depression and mood disorders. Serdaxin may achieve greater and broader therapeutic coverage, and appears to have no cognition deficit and side effects such as nausea, vomiting, insomnia, weight gain, and sexual dysfunction that are linked to existing drugs. Clinical programs are also being developed for PD. Serdaxin is a new class of CNS disorder therapeutics that has prevented neuronal deaths in PD models. In contrast to other PD drugs, Serdaxin directly targets the disease mechanism by slowing or halting the progression of the disease, fulfilling unmet needs in Parkinson’s disease treatment. Currently, Phase II clinical trials for the use of Serdaxin in PD are scheduled to commence in 2011.

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

Index

Unmet Needs in Sexual Dysfunction

There are potential severe side effects associated with PDE-5 drugs, such as priapism, severe hypotension, myocardial infarction, sudden death, increased intraocular pressure and sudden hearing loss. PDE-5 inhibitors only target end organ erectile function, and work in peripheral blood vessels. Other than PDE-5 inhibitors, there are no dominating drugs for treatment of sexual dysfunction.

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

Zoraxel: Drug Candidate to Treat Erectile Dysfunction Sexual Dysfunction

Zoraxel is centrally acting in the CNS and may be a more effective ED treatment for patients who are responsive or unresponsive to PDE-5 inhibitors. Zoraxel is being developed as an orally administered, on-demand tablet to treat sexual dysfunction, and has extensive and well-established safety in humans. Zoraxel is a dual enhancer of neurotransmitters in the brain that play a key role in sexual activity phases of motivation and arousal, erection and release, and may be the first ED drug to affect all three of these phases of sexual activity. In preclinical animal studies, Zoraxel significantly improved sexual performance and suggested positive behavioral effects. Rexahn’s decision to move forward with the Phase IIb trial is supported by data from the Phase IIa proof of concept, randomized, double blind, placebo controlled and dose ranging (5mg, 10mg 15mg) study of 39 erectile dysfunction patients (aged 18 to 65) treated with Zoraxel. The Phase IIa study was completed in May, 2009 and demonstrated that Zoraxel consistently improved International Index of Erectile Function (“IIEF”) scores of treated subjects. The Phase IIa study showed treatment with 15mg of Zoraxel at week 8 improved subjects’ IIEF-EF scores of 6.5, which is calculated from the changes from the baseline between scores of 15 mg of Zoraxel (5.3) and the placebo group (-1.2). Furthermore, the study showed among treated subjects a dose dependent treatment effect with improved erectile function and quality of life measures. Zoraxel was found to be safe and well tolerated, with no serious adverse events reported. The Phase IIb trial, which will include the Sexual Encounter Profile (SEP) survey, IIEF and quality of life study endpoints will begin in 2011.

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

Establish Partnerships with Large Pharmaceutical Companies

In September 2009, we closed on licensing and stock purchase agreements with Teva Pharmaceutical Industries (“Teva”) for the development of our novel anti-cancer compound, RX-3117. The companies reached an agreement with respect to the commercialization and development of RX-3117. In January, 2011, we closed on an additional private placement with Teva, pursuant to the 2009 stock purchase agreement, which was amended to increase the amount of Teva’s investment for the further development of RX-3117 and provided for a possible third amendment by Teva. We seek to establish strategic alliances and partnerships with large pharmaceutical companies for the development of other drug candidates.

Index

Clinically Develop Drug Candidates as Orphan Drugs to Reduce Time-to-Market

Under the Orphan Drug Act, the FDA may expedite approval of new drugs that treat diseases affecting less than 200,000 patients each year. This category of diseases is called an “orphan indication.” Incentives in the Orphan Drug Act include a faster time-to-market of the drug (with FDA approval possible after Phase II trials instead of Phase III trials) and seven years of drug marketing exclusivity for the sponsor. We plan to develop drug candidates initially for orphan category cancers in order to reduce the time-to-market.

In-License Unique Technology

We continually review opportunities to in-license and advance compounds in oncology and other strategic therapeutic areas that have value creating potential and will strengthen our R&D pipeline. For example, in February 2005, we licensed the intellectual property of Revaax Pharmaceuticals LLC (“Revaax”) to develop new drugs for treatment of CNS and mood disorders. As a result of this licensing agreement, we have now advanced Serdaxin and Zoraxel into Phase II clinical trials for depression and sexual dysfunction patients.

Capitalize on Our Management Team’s Expertise for Drug Development and Product Commercialization

Our management team possesses clinical development experience in oncology and several other therapeutic areas that facilitates strategic approaches to and competitive advantages in, the design, risk assessment, and implementation of drug development programs. We also have prior experience in pharmaceutical alliances, product launches and marketing.

Our Pipeline Drug Candidates

We have three clinical stage drug candidates, and several more pre-clinical drugs, including the following:

Clinical Stage Pipeline:

(1) Archexin: First-in-class anticancer Akt inhibitor

(2) Serdaxin: CNS Disorders drug for depression and neurodegenerative diseases

(3) Zoraxel: ED and sexual dysfunction drug

Pre-clinical Pipeline:

(1) RX-1792: Small molecule anticancer EGFR inhibitor

(2) RX-5902: Small molecule anticancer RNA helicase regulator

(3) RX-3117: Small molecule anticancer DNA synthesis Inhibitor

Index

(4) RX-8243: Small molecule anticancer aurora kinase inhibitor

(5) RX-0201-Nano: Nanoliposomal anticancer Akt inhibitor

(6) RX-0047-Nano: Nanoliposomal anticancer HIF-1 alpha inhibitor

(7) RX-21101 & RX-21202: Nano-polymer Anticancer

We have discussed our clinical stage pipeline in detail above.

Pre-clinical Pipeline

Our pre-clinical pipeline includes:

(1) RX-1792: Small molecule anticancer EGFR inhibitor

RX-1792 is a quinazoline analogue that suppresses EGFR (epidermal growth factor receptor), critical component of tumor growth and metastasis. Preclinical studies have shown RX-1792 to inhibit tumor growth in xenograft human tumor models.

(2) RX-5902: Small molecule anticancer RNA helicase regulator

RX-5902 is a novel regulator of p68 RNA helicase regulator, which is known to play a vital role in cell proliferation, initiation of gene transcription and has been implicated in tumor/cancer progression. Studies demonstrated superior inhibition in the growth of human pancreatic tumor and melanoma tumor in nude mice after oral administration, without body weight decrease. RX-5902 is in late stage preclinical development.

(3) RX-3117: Small molecule anticancer DNA synthesis inhibitor

RX-3117 is being co-developed with Teva for the treatment of cancer cells and tumors, in particular gemcitabine-resistant lung cancer. RX-3117 has shown potent anti-tumor effects in xenograft human tumor models. Preclinical studies revealed the high bioavailability and superior toxicity profile compared to gemcitabine, the current first-line therapy for pancreatic and other cancers.

(4) RX-8243: Small molecule anticancer aurora kinase inhibitor

RX-8243 is a novel isoquinolinamine analogue that inhibits Ark1 (Aurora) kinase and other Ser/Thr kinase in cancer cells. RX-8243 is a multikinase inhibitor that downregulates signal molecules of RAS as well as PI3K pathways such as activated forms of ERK, p38 and Akt. Preclinical studies showed RX-8243 blocks tumor growth in xenograft models at low nanomolar concentrations.

(5) RX-0201-Nano: Nanoliposomal anticancer Akt inhibitor

RX-0201, the active ingredient of Archexin, is a first-in-class, potent inhibitor of the Akt protein kinase. RX-0201-Nano is a nanoliposomal product of RX-0201 with high incorporation efficiency and good stability. Nanoliposomal delivery of RX-0201 may provide significant clinical benefits including targeted higher cellular uptake, extended circulation time, reduced drug-related toxicity, and improved efficacy.

Index

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

There are a number of pharmaceutical and biotechnology companies, as well as academic institutions, government agencies and other public and private research organizations, which are conducting research and development on technologies and products for treatment of cancers, CNS diseases and sexual dysfunction. Our competitors may succeed in developing products based on novel technologies that are more effective than ours, which could render our technology and products noncompetitive prior to recovery by us of expenses incurred with respect to those products.

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

The process by which biopharmaceutical compounds for therapeutic use are approved for commercialization in the United States is lengthy. Many other countries have instituted equally difficult approval processes. In the United States, regulations published by the FDA require that the person or entity sponsoring and/or conducting a clinical study for the purpose of investigating a potential biological drug product’s safety and effectiveness submit an Investigational New Drug (IND) application to the FDA. These investigative studies are required for any drug product for which the product manufacturer intends to pursue licensing for marketing the product in interstate commerce. If the FDA does not object to the IND application, clinical testing of the compound may begin in humans after a 30-day review period. Clinical evaluations typically are performed in three phases.

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

After completing the clinical studies, the product developer submits the safety and effectiveness data generated by the studies to the FDA in the form of a New Drug Application (NDA) to market the product. It is the responsibility of the FDA to review the proposed product labeling, the pre-clinical (animal and laboratory) data, the clinical data, the facilities utilized and the methodologies employed in the manufacture of the product to determine whether the product is safe and effective for its intended use.

Index

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for expanded labeling or treatment indications. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug’s effects. Side effects resulting from the use of drug products may prevent or limit the further marketing of the products.

For marketing outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Certain drugs are eligible in the United States for designation by the FDA as “orphan” drugs if their use is intended to treat a disease that affects fewer than 200,000 persons in the U.S. or the disease affects more than 200,000 persons in the United States but there is no reasonable expectation that the cost of developing and marketing a drug will be recovered from the U.S. sales of such drug. In order for a sponsor to obtain orphan designation for a drug product, an application must be submitted for approval to the FDA’s Office of Orphan Products Development. The approval of an application for orphan designation is based upon the information submitted by the sponsor. A drug that has obtained orphan designation is said to have “orphan status.” The approval of an orphan designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and efficacy of a compound must be established through adequate and well-controlled studies.

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

Research Technologies

Our research technologies are focused on our proprietary multi-target aimed ligands platform and nano-based drug delivery. For a discussion of collaboration arrangements pursuant to which we obtain research and development services from universities, research institutions and other organizations, see “Collaboration and License Agreements” in this item.

Index

The Inhibitors of Multi-Expression Signals (TIMES)

TIMES is Rexahn a unique ligand discovery platform targeting multi-expression signals. Since cancer is a complex disease caused by multiple factors as well as genetic modifications, cancer treatment involves a combination of drugs with different mechanisms of action, which compound degree and extent of toxicities. Rexahn’s approach is to control multiple targets important for cancer proliferation with a single agent. In doing so, Rexahn utilizes a proprietary, genomics-based integrated, gene expression system to identify potentially important targets that control multiple genes or signaling events in cancer cells.

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

In particular, Rexahn owns US patents for its clinical and Pre-clinical candidates including US Patents related to RX-1792, RX-3117, Archexin and RX-0047. In addition, Rexahn owns issued patents in South Korea related to RX-1792, RX-3117, and in Switzerland, Germany, Spain, France, Great Britain, Italy, and Poland related to RX-3117. Additional US and/or foreign patent applications related to RX-3117, RX-8243, RX-5902, RX-21101 and RX-21202 are pending. Rexahn also owns pending US and foreign patent applications related to Zoraxel and Serdaxin.

Index

In February 2005, we licensed-in CNS-related intellectual property from Revaax Pharmaceuticals, LLC. The intellectual property rights acquired cover use of certain compounds for anxiety, depression, aggression, cognition, Attention Deficit Hyperactivity Disorder, neuroprotection and sexual dysfunction. See "Collaboration and License Arrangements" in this Item for additional information.

Rexahn is the exclusive licensee of three issued US Patents, and issued patents in Australia, Mexico, New Zealand, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, Great Britain, Ireland, Italy, the Netherlands and Sweden, related to Serdaxin. Rexahn is the exclusive licensee of one issued US Patent related to Zoraxel. Rexahn is also the exclusive licensee of additional pending US and/or foreign patent applications related to Zoraxel and/or Serdaxin. See “Collaboration and License Arrangements” in this Item for additional information.

Collaboration and License Arrangements

We have numerous collaborative research and development relationships with universities, research institutions and other organizations. A description of these material relationships is below.

Teva Pharmaceutical Industries (Teva). On September 21, 2009, we closed on licensing and stock purchase agreements with Teva for the development of our novel anti-cancer compound, RX-3117. RX-3117 is a small molecule, new chemical entity (NCE), nucleoside compound that has an anti-metabolite mechanism of action, and has therapeutic potential in a broad range of cancers including colon, lung and pancreatic cancer. The companies reached an agreement with respect to the commercialization and development of RX-3117, under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. We will be eligible to receive additional development, regulatory and sales milestone payments. In addition, we will be eligible to receive royalties on net sales worldwide. On January 19, 2011, we entered into a second amendment to this agreement, where Teva purchased 2,334,515 shares of our common stock for $3.95 million. This second amendment also provided for a possible third investment by Teva, in the amount of $750,000.

TheraTarget, Inc. (TheraTarget). On December 14, 2009, Rexahn and TheraTarget, a developer of innovative polymer therapeutics for the treatment of cancer, formed a joint research collaboration agreement. Under the terms of the agreement, TheraTarget will synthesize and supply us with polymer-drug conjugate products, which are part of our polymer-based nanomedicine portfolio.

Korea Research Institute of Chemical Technology (KRICT). On July 13, 2009, we entered a licensing partnership with the Korea Research Institute of Chemical Technology (KRICT) to develop a synthetic process for Quinoxalines compounds. These compounds provide selective toxicity towards hypoxic cells – cells found in solid tumors and that are resistant to anticancer drugs and radiation therapy, making them a potential treatment for solid tumors.

Index

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

Revaax Pharmaceuticals LLC (Revaax). On February 10, 2005, we licensed on an exclusive basis, with the right to sublicense, all of the IP of Revaax, which includes four patents and multiple patent applications, with respect to certain chemical structures that have demonstrated in pre-clinical research the potential to treat certain behavioral disorders, such as anxiety, depression and cognitive disorders (the “Licensed Products”). This agreement expires upon the expiration of the royalty term for all Licensed Products in all countries, which is no earlier than August 2020 and could extend to August 2024. This agreement provides for an initial license fee and milestone payments based on the initiation of pivotal trials for disease treatment indication for licensed products.

This agreement provides for an initial license fee and milestone payments based on the initiation of pivotal trials for disease treatment indication for licensed products. Furthermore, we will pay Revaax a specified fee for each Licensed Product under the agreement upon receipt of the first approval by any federal, state or local regulatory, department, bureau or other governmental entity necessary prior to the commercial sale of the Licensed Product (“Marketing Approval”). Notwithstanding the milestone payment arrangement described above, we are not obligated to make any milestone payment with respect to milestone events for which we receive sublicense revenues and are obligated to pay Revaax a percentage of such sublicense revenues, as well as royalties for sales of Licensed Products based on net sales of the Licensed Products.

Under the agreement we agreed to pay Revaax an initial license fee of $375,000, payable in 8 installments of $46,875 each over a period of 2 years from February 10, 2005. In addition, we also agreed to pay Revaax a number of one time payments within 30 days of the first achievement of the following milestones, (a) $500,000 with respect to the dosing of the first patient in the first Phase III clinical trial or other controlled study in humans of the efficacy and safety with regards to any product the manufacture, use or sale of which is covered by a any claim of an issued and unexpired patent (the “Pivotal Trial”) within the Licensed Products, and $250,000 with respect to the dosing of the first patient, in the second, third, fourth and fifth Privotal Trial, and $125,000 with respect to the dosing of the first patient in any subsequent Pivotal Trial, (b) $5,000,000 with respect to the receipt of Marketing Approval, and $2,500,000 with respect to the receipt of the second, third, fourth and fifth Marketing Approval for a Licensed Product, and $1,250,000 with respect to any subsequent Marketing Approval. We are not under an obligation to make any payments with respect to milestone events for which we receive any non-creditable upfront fees or milestone payments received by us from any sublicense in connection with the development and commercialization of a Licensed Product by such sublicense, less any license fees, milestone payments, or royalties payable by us to a third party under any technology acquisition agreement in connection with the development or commercialization of a Licensed Product, but specifically excluding any royalties revenues derived from any sublicense agreements. Also, at our option, we may elect to make up to 50% of any milestone payment in shares of our common stock with the number of shares determined by dividing the amount of the milestone portion by the fair market value of one share of common stock, as reasonably determined by our board of directors.

Index

We also agreed to pay Revaax royalty payments on all sales of the Licensed Product made to third parties. The royalties consist of (a) 4% of the portion of the aggregate net sales of the Licensed Product during a calendar year that is equal to or less than $250,000,000, (b) 5% of the portion of aggregate net sales of the Licensed Product in a calendar year that is greater than $250,000,000 but equal to or less than $500,000,000, (c) 6% of the aggregate sales of the Licensed Product during a calendar year that is greater than $500,000,000 but equal to or less than $750,000,000, and (d) 7% of the aggregate net sales of the Licensed Product during a calendar year exceeds $750,000,000. The royalty payment obligations will expire on the later of (a) expiration of any claim of an issued and unexpired patent within the Licensed Products which has not been held unenforceable or invalid and which has not been disclaimed or admitted to be invalid or unenforceable through reissue or otherwise (the “Valid Claim”) that, for the licenses granted under the Agreement, would be infringed by the sale of such Licensed Product, and (b) 10 years after the first commercial sale of the Licensed Product by us, our affiliates or sublicenses anywhere in the world.

Upon expiration of the Valid Claim for a particular Licensed Product in a particular country, each of the royalty fees will be reduced by 50% for the remainder of the term remaining on our royalty payment obligations, resulting in royalty fees of 2%, 2.5%, 3%, and 3.5%, as applicable.

Rexgene Biotech Co., Ltd. (Rexgene). On February 6, 2003 we entered into a Research Collaboration Agreement with Rexgene to collaborate in the development of a cancer treatment therapeutic compound denominated RX-0201(Archexin). We jointly agreed to develop a research and development plan for the purpose of registering RX-0201 for sale and use in the Republic of Korea and other Asian countries. The research and development plan would include clinical and animal trials to be conducted in the United States, clinical trials would be conducted in Korea and other Asian countries. We agreed to provide as its initial contribution to the joint development and research, a license to all technology related to RX-0201. Rexgene agreed to provide, as its initial contribution $1,500,000 to be used by us in further development of RX-0201. Rexgene agreed to pay us a royalty fee of 3% of net sales of all licenses technology related to RX-0201 in all countries in Asia by Rexgene or any sublicensee of Rexgene.

Index

The agreement was scheduled to expire upon the last to expire of all US and foreign patents presently or in the future issued that cover RX-0201, or if no licensed patent is issued within 20 years from the date of execution of the agreement. A breach of the agreement by either party will afford the non-breaching party the right to terminate the agreement upon 90 days written notice of termination specifying the obligations breached, provided that within said 90 days the breaching party does not remedy the breach.

Total Research and Development Costs

We have incurred research and development costs of $4,009,701 and $3,251,971 for the years ended December 31, 2010 and 2009 respectively. Research and development costs primarily consist of clinical trials and preclinical development costs, as well as payroll costs for research and development personnel.

Employees

We currently have 12 full-time and 2 part-time employees, all of whom are based either at our Rockville, Maryland office or our Germantown, Maryland lab facility. Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage. We believe our relationships with our employees are satisfactory.

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

To date, we have generated no product revenues and have incurred negative cash flow from operations. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may make, cash on hand, licensing fees and grants. Through the end of 2011, we expect to spend approximately $8.6 million on clinical development for Phase II clinical trials of Archexin, Serdaxin and Zoraxel™, $5.8 million on the development of preclinical compounds, $4.1 million on general corporate expenses and approximately $200,000 on facilities rent. We will need to raise additional money through debt and/or equity offerings in order to continue to develop our drug candidates. If we are not able to raise sufficient additional money, we will have to reduce our research and development activities. We will first reduce research and development activities associated with our preclinical compounds. To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

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

We have generated no revenues to date from product sales. Our accumulated deficit as of December 31, 2010 and 2009 was $45,739,663 and $31,717,556, respectively. For the years ended December 31, 2010 and 2009, we had net losses of $14,022,107 and $2,903,098, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

We will need FDA approval to commercialize our drug candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of our drug candidates, we must submit to the FDA an NDA demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Two of our drug candidates, Archexin and RX-0047, are antisense oligonucleotide (ASO) compounds. To date, although applications have been made by other companies, the FDA has not approved any NDAs for any ASO compounds for cancer treatment. In addition, each of Archexin, RX-0201-nano and RX-0047-nano is of a drug class (Akt inhibitor, in the case of Archexin and RX-0201-nano, and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date, nor have we submitted such NDA. After the clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

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

Index

Our drug candidates are in the stages of clinical trials.

Our drug candidates are in the stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. Archexin, our oncology drug candidate, is currently in Phase IIa trials for pancreatic cancer. In 2010, we initiated a Phase IIb clinical trial of Serdaxin for depression, with results expected in early 2012. We completed our Phase IIa clinical trial for Zoraxel, a sexual dysfunction drug candidate, and will initiate a Phase IIb clinical trial in the second half of 2011.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our current drug candidates will take up to three years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including, but not limited to:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	change in the standard of care of the indication being studied

•	reliance on third party suppliers for the supply of drug candidate samples;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and

•	lack of sufficient funding to finance the clinical trials.

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

Even if our clinical trials are completed as planned, we cannot be certain that our results will support our drug candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, delay our ability to commercialize our drug candidates and generate product revenues. In addition, our trial designs may involve a small patient population. Because of the small sample size, the results of early clinical trials may not be indicative of future results. In addition, standard of care treatments may change which would require additional studies to be done.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves our drug candidates, physicians and patients may not accept and use them. Future acceptance and use of our products will depend upon a number of factors including:

•	awareness of the drug’s availability and benefits;

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	pharmacological benefit and cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers;

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	the price at which we sell our products.

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials and toxicology studies. This business practice is typical for the pharmaceutical industry and companies like us. For example, the Phase I clinical trials of Archexin were conducted at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center and the University of Alabama at Birmingham, with the assistance of Amarex, LLC, a pharmaceutical clinical research service provider who is responsible for creating the reports that will be submitted to the FDA. We also relied on TherImmune Research Corporation (now named Bridge Global Pharmaceutical Services, Inc.), a discovery and pre-clinical service provider, to summarize Archexin‘s pre-clinical data. While we make every effort internally to oversee their work, these collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed. The risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control. A delay in any of these programs may not necessarily have a direct impact on our daily operations. However, to the extent that a delay results in additional cost to us, a higher than expected expense may result. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency (DEA), and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, but we may be ultimately responsible for any of their failures.

Index

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights of formulation patents .

•	A third party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours.

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

Two of our clinical stage product candidates, Serdaxin and Zoraxel, contain the same active ingredient. If safety concerns arise or any other material adverse events occur involving the active ingredient, it may result in delays, prevent the further development or adversely impact our ability to obtain necessary FDA and other regulatory approvals and to successfully commercialize both of these product candidates. Any such delay or inability to further develop and commercialize one or both of Serdaxin and Zoraxel would harm our business and our prospects.

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

We currently have no sales, marketing or distribution capabilities. While we intend to have a role in the commercialization of our products, we do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships with other companies having sales, marketing and distribution capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. We cannot assure you that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted at this early stage of our development. We cannot assure you that such efforts will be successful. In addition, we cannot assure you that we will be able to market and sell our products in the United States or overseas.

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have an active patent protection program that includes filing patent applications on new compounds to treat cancer and other conditions, formulations, delivery systems, and methods of making and using products, and prosecuting these patent applications in the United States and abroad. As patents issue, we also file continuation applications for some of them. Through these actions, we are building a patent portfolio of patents assigned to and licensed to the company. Further, Rexahn is developing proprietary research and platforms to strengthen and expand our innovative pipelines. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will issue in the United States or any other country;

Index

•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications;

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose;

•
whether our patents will be challenged by our competitors alleging that a patent is invalid or unenforceable and, if opposed or litigated, the outcome of any administrative or court action as to patent validity, enforceability, or scope;

•
whether a competitor will develop a similar compound that is outside the scope of protection afforded by a patent or whether the patent scope is inherent in the claims modified due to interpretation of claim scope by a court;

•	whether there were activities previously undertaken by a licensor that could limit the scope, validity, or enforceability of licensed patents and intellectual property;

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

The loss of the technical knowledge and management and industry expertise of any of our key personnel, especially Dr. Chang H. Ahn, our Chairman, Chief Executive Officer, Chief Science Officer and regulatory expert, could result in delays in product development and diversion of management resources, which could adversely affect our operating results. Dr. Ahn plans to step down as Chief Executive Officer, but will remain with the Company as our Chief Science Officer. We do not have “key person” life insurance policies for any of our officers.

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder, and interest on bank account balances and short-term investments. Our accumulated deficit as of December 31, 2010 and 2009 was $45,739,663 and $31,717,556, respectively. For the years ended December 31, 2010 and 2009, we had net losses of $14,022,107 and $2,903,098, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in our relationships with our licensors or other strategic partners;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts; and

•	developments in the biotechnology industry.

Further, the stock market, in general, and the market for biotechnology companies, in particular, have experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of our common stock is low. We have not declared or paid, and do not expect to declare or pay, any cash dividends on our common stock because we anticipate that any earnings generated from future operations will be used to finance our operations and as a result, you will not realize any income from an investment in our common stock until and unless you sell your shares at a profit.

Index

Some or all of the “restricted” shares of our common stock issued in the merger of CPRD and Rexahn, Corp or held by other stockholders may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our common stock. In general, an affiliated person who has held restricted shares for a period of six months may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to 1 percent of the outstanding shares (approximately 700,000 shares) during a three-month period. Non-affiliates may sell restricted securities after six months without any limits on volume.

Our common stock is currently listed on the NYSE AMEX under the trading symbol “RNN”. However, because our common stock may be a “penny stock,” it may be more difficult for you to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, we are not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market, or we have not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that transactions in penny stock are suitable for the purchaser, and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a periodic statement containing price and market information relating to the penny stock. If a penny stock is sold in violation of the penny stock rules, purchasers may be able to cancel their purchase and get their money back. If applicable, the penny stock rules may make it difficult for investors to sell their shares of our stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, purchasers may not always be able to resell shares of our common stock publicly at times and prices that they feel are appropriate.

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

Index

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Effective internal control over financial reporting and disclosure controls and procedures are necessary in order for us to provide reliable financial and other reports and effectively prevent fraud. These types of controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the proper preparation of our financial statements, as well as regarding the timely reporting of material information. If we cannot maintain effective internal control or disclosure controls and procedures, or provide reliable financial or Securities and Exchange Commission (“SEC”) reports or prevent fraud, investors may lose confidence in our reported financial information, our common stock could be subject to delisting on the stock exchange where it is traded, our operating results and the trading price of our common stock could suffer, and we might become subject to litigation.

While our management will continue to review the effectiveness of our internal control over financial reporting and disclosure controls and procedures, there is no assurance that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives, including the prevention and detection of fraud, all of the time. We have determined that there was a material weakness over financial reporting as of December 31, 2009, however, we implemented remedial measures and believe that our internal controls are effective as of December 31, 2010.

Item 1B. Unresolved Staff Comments.

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Description of Property.

We lease approximately 5,466 square feet of office space at 15245 Shady Grove Road, Rockville, Maryland 20850. We also lease approximately 1,100 square feet of laboratory space at 20271 Goldenrod Lane 2086, #2088, Germantown, MD 20876. The facility is equipped with the requisite laboratory services required to conduct our business and we believe that our existing facilities are adequate to meet our needs for the foreseeable future. The office lease, which commenced on June 29, 2009, is for a five year term. The laboratory lease, which commenced on July 1, 2009, is for one year term and was renewed for an additional year commencing July 1, 2010. We do not own any real property.

Item 3. Legal Proceedings.

None

Item 4. [Removed and Reserved].

Index

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 16, 2011, we are authorized to issue two classes of capital stock, which are common stock and preferred stock. Our total authorized shares of common stock and preferred stock are 500,000,000 shares, par value $0.0001 per share, and 100,000,000 shares, par value $0.0001, respectively. As of March 16, 2011, we have 86,779,406 shares of common stock outstanding and approximately 2500 stockholders of record of common stock. As of March 16, 2011, no shares of preferred stock are outstanding.

Our common stock is traded on the NYSE AMEX, formerly known as the American Stock Exchange, under the ticker symbol “RNN.” From May 16, 2005 to May 23, 2008 our common stock was traded on the Over the Counter Bulletin Board (the OTC-BB) under the ticker symbol “RXHN.” From November 2004 until May 13, 2005, our common stock was traded on the OTC-BB under the ticker symbol “CPRD.”

The following table sets forth the high and low sales prices of our common shares as reported during the periods indicated.

Period	High	Low

2009
First Quarter	1.06	0.45
Second Quarter	2.00	0.58
Third Quarter	1.14	0.40
Fourth Quarter	1.06	0.61
2010
First Quarter	1.65	0.66
Second Quarter	3.65	1.12
Third Quarter	1.49	1.13
Fourth Quarter	1.24	0.98

Dividends

We have not paid any cash dividends on common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from future operations will be used to finance our operations. No restrictions exist upon our ability to pay dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2010.

Sale of Unregistered Equity Securities

Pursuant to a consulting agreement, dated as of February 12, 2010, by and between JFS Investments and the Company, the Company issued an aggregate of 1,020,000 shares of common stock to JFS Investments. The shares of common stock were issued in consideration for investor relation services provided by JFS Investments. The shares of common stock were not registered under the Securities Exchange Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from the registration requirements provided by Section 4(2) of the Securities Act. The Company delivered a notice to JFS Investments terminating the consulting agreement on November 12, 2010.

Index

Pursuant to a consulting agreement, dated as of February 12, 2010, by and between Garden State Securities, Inc. and the Company, the Company issued an aggregate of 680,000 shares of common stock to Garden State Securities, Inc. The shares of common stock were issued in consideration for investor relation services provided by Garden State Securities Inc. The shares of common stock were not registered under the Securities Exchange Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from the registration requirements provided by Section 4(2) of the Securities Act. The Company delivered a notice Garden State Securities, Inc. terminating the consulting agreement on November 12, 2010.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2010, about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	8,076,795	$1.01	8,426,000

Equity compensation plans not approved by stockholders	–	–	–
Total	8,076,795	$1.01	8,426,000

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this Item.

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our financial statements and the related notes, which are included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” You should also review the “Risk Factors” section under this Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

Overview

Our company resulted from the merger of Corporate Road Show.Com Inc., a New York corporation incorporated in November 1999, and Rexahn, Corp, a Maryland corporation, immediately after giving effect to our reincorporation as a Delaware corporation under the name “Rexahn Pharmaceuticals, Inc.” In connection with that transaction, a wholly owned subsidiary of ours merged with and into Rexahn, Corp, with Rexahn, Corp remaining as the surviving corporation and a wholly owned subsidiary of ours. In exchange for their shares of capital stock in Rexahn, Corp, the former stockholders of Rexahn, Corp received shares of common stock representing approximately 91.8% of the Company’s outstanding equity after giving effect to the transaction. Further, upon the effective time of the Merger, our historic business was abandoned and the business plan of Rexahn, Corp was adopted. The transaction was therefore accounted for as a reverse acquisition with Rexahn, Corp as the accounting acquiring party and CPRD as the acquired party. In September 2005, Rexahn, Corp was merged with and into the Company.

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

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are in accordance with United States generally accepted accounting principles, or GAAP, and their basis of application is consistent with that of the previous year. Our significant estimates include assumptions made in estimating the fair values of stock-based compensation and our assessment relating to the impairment of intangible assets and deferred revenues.

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

Index

Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses and are for unapproved product compounds are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, prepaid expenses and other current assets and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The fair value methodology for our derivative instruments is described in detail in Item 8 of this Form 10-K.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. ASC 740 requires that a valuation allowance be established when it is more likely than not that all portions of a deferred tax asset will not be realized. A review of all positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

As a result of the Company’s significant cumulative losses, we determined that it was appropriate to establish a valuation allowance for the full amount of our deferred tax assets.

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

Warrant Liabilities

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging,” we record warrant liabilities at fair value due to provisions in our warrant agreements, as discussed in footnote 14 of Item 8 of this Form 10-K. We reevaluate the fair value of our warrants at each reporting period, and changes in the fair value between reporting periods is records as “unrealized gain (loss) on fair value of warrants” in the statement of operations.

Put Feature on Common Stock

We extended anti-dilution protection provisions on our common stock to our investors in our December 2007 and March 2008 financings, whereby in the event that we sell or issue shares below the effective purchase price paid, the investors would thereupon receive additional shares in a ratio outlined in the Securities Purchase Agreement. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity”, this feature is a written put on our common stock, and is classified as a liability at fair value. We reevaluate the fair value at each reporting period, and changes in the fair value reporting is recorded as “unrealized gain (loss)” on put feature on common stock in the statement of operations.

Index

Stock-Based Compensation

In accordance with ASC 718, “Stock Compensation” compensation costs related to share-based payment transactions, including employee stock options, are to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding the interaction between ASC 718 and certain SEC rules and regulations, and provides interpretations with respect to the valuation of share-based payments for public companies.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Management determined that an impairment of intangible assets occurred in 2009 and wrote-off the assets remaining carrying value of $286,132.

Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2010, the Company uninsured cash balances or $12,287,487. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Recent Accounting Pronouncements Affecting the Company

Fair Value Measurements

In January, 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which requires, in both interim and annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis, disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. This guidance is effective for the Company beginning January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Milestone Method of Revenue Recognition

Index

In April, 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This guidance is effective on a prospective basis for milestones in fiscal years and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the impact this guidance may have on its financial statements.

Index

Results of Operations

Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

Total Revenues

Research Revenue remained constant at $75,000 for the years ended December 31, 2010 December 31, 2009. Research revenue consists of the amortization of the contribution made by Rexgene for the joint development of Archexin.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $3,046,521, or 103.5%, to $5,990,624 for the year ended December 31, 2010 from $2,944,103 for the year ended December 31, 2009. The increase is primarily attributed to the $2,108,000 value of compensatory stock issued to two vendors in exchange for investor relations services, as well as increased legal costs and insurance costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates. We expense our research and development costs as they are incurred.

Research and development expenses increased $757,730 or 23.3%, to $4,009,701 for the year ended December 31, 2010, from $3,251,971 for the year ended December 31, 2009. The increase is primarily due to the costs associated with the commencement of Serdaxin’s Phase IIB clinical trial in the fourth quarter, and the ongoing development of RX-3117. Research and Development costs also increased due to costs associated with the Phase II clinical trials of Archexin and Zoraxel, as well as pre-clinical pipeline development. Research and development expenses were offset by a grant of $822,137 from the federal government which we were eligible under the Qualified Therapeutic Discovery Project Program.

Patent Fees

Our patent fees increased $26,705, or 8.8%, to $329,925 for the year ended December 31, 2010, from $303,220 for the year ended December 31, 2009. The increase was primarily due to legal costs to respond to patent applications for the year ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $9,055, or 21.8% to $50,659 for the year ended December 31, 2010 from $41,604 for the year ended December 31, 2009. The increase is primarily due to the amortization of the leasehold improvements to our office space, which were placed in service midway through 2009, but were in service for the entire year ended December 31, 2010.

Index

Interest Income

Interest income increased $65,823, or 97.6% to $133,268 for the year ended December 31, 2010 from $67,445 for the year ended December 31, 2009. The increase is due to a greater average cash balance due to financings for the year ended December 31, 2010, and higher interest rates on interest bearing investments.

Other Income

Other income for the year ended December 31, 2010 was $56,047, which represents the settlement received from Amarex to resolve a payment dispute as described in Footnote 6 of Item 8 of this Form 10-K. We did not have other income for the year ended December 31, 2009.

Unrealized (Loss)/Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value. Warrants are valued using a lattice model. Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations. In fiscal year 2010 and 2009, respectively, we recorded an unrealized (loss) gain on the fair value of our warrants of $(3,823,146) and $1,793,101. The variance in the unrealized (loss) gain between the years ended December 31, 2010 and December 31, 2009 is primarily due to changes on our stock price. The change in the fair value of our warrants is a non-cash item reflected in our financial statements.

Unrealized Gain on Fair Value of Put Feature on Common Stock

We extended anti-dilution protection to our investors in our December 18, 2007 and March 20, 2008 financings. According to the provision, in the event that we issue shares below an effective price paid by these investors, the investor would thereupon receive additional shares in a ration outlined in the securities purchase agreement. In accordance with ASC 480, the anti-dilution provision is a written put recorded as a liability at fair value on our balance sheet. The provision is valued using a lattice model. Changes in the fair value of the put feature are recorded as an unrealized gain or loss in our statement of operations. For the year ended December 31, 2010, we recorded an unrealized gain on the fair value of the put feature of $97,713, compared to an unrealized gain of $1,915,719 for the year ended December 31, 2009. The variance in the unrealized gain between the years ended December 31, 2010 and 2009 results from the put feature expiring in December 18, 2009 and March 20, 2010. The change in the fair value of the put feature is a non-cash item reflected in our financial statements.

Net Loss

As a result of the above, net loss for the year ended December 31, 2010 was $14,022,107, or $0.18 per share, compared to a net loss of $2,903,098, or $0.05 per share, for the year ended December 31, 2010.

Restatement of 2009 Financial Statements

The 2009 financial statements were restated to reclassify the warrants and put feature on our common stock from equity to liabilities, as discussed in the explanatory note to this Form 10-K.  The resulting impact of this reclassification on the warrants is a decrease in the net loss of $1,569,151 for the year ended December 31, 2009, a decrease in the accumulated deficit of $789,374 as of January 1, 2009, an increase in liabilities of $3,099,476 as of December 31 2009, and a decrease in additional paid-in capital of $5,458,001 as of December 31, 2009.  The resulting impact of this reclassification on the put feature on the common stock is a decrease in net loss of $1,915,179 for the year ended December 31, 2009, a decrease in the accumulated deficit of $302,647 as of January 1, 2009, an increase in the liabilities of $97,713 as of December 31, 2009, and a decrease in additional paid-in capital of $2,315,539 as of December 31, 2009.  The adjustments reflect non-cash items in the financial statements.

Index

Research and Development Projects

Research and development expenses are expensed as incurred. Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Costs incurred in obtaining the license rights to technology in the research and development stage and have no alternative future uses are expensed as incurred. Our research and development programs are related to our three clinical stage lead drug candidates, Archexin, Serdaxin and Zoraxel and pre-clinical stage drug candidates, RX-3117, RX-5902, RX-8243, RX-1792, RX-0047-Nano, RX-0201-Nano, and Nano-polymer Anticancer Drugs. Each of our lead drug candidates is in various stages of completion as described below. As we expand our clinical studies, we will enter into additional development agreements. Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market. The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. Because the successful development of our most advanced drug candidates, Archexin, Serdaxin and Zoraxel, is uncertain, and because RX-3117, RX-5902, RX-8243, RX-1792, RX-0047-Nano, RX-0201-Nano, and Nano-polymer Anticancer Drugs are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates. If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

The table below summarizes the amounts spent on each of our research and development projects through December 31, 2010:

	2010	2009	Cumulative from March 19, 2001 (Inception) to December 31, 2010

Clinical Candidates
Archexin	$240,000	$800,000	$6,240,000
Serdaxin	1,220,000	200,000	2,220,000
Zoraxel	40,000	200,000	1,040,000

Preclinical Candidates
RX-3117	1,500,000	250,000	1,800,000
Other Preclinical Compounds	270,000	200,000	1,520,000
	$3,270,000	$1,650,000	$12,820,000

Index

Archexin®

Archexin, a 20 nucleotide single stranded DNA anti-sense molecule, is a best-in-class inhibitor of the protein kinase Akt. Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance. Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer). The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate. The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors. The Phase I trial was intended primarily to assess the safety and tolerability of Archexin in patients with advanced cancer. The trial results showed that the dose limiting toxicity of Archexin occurring at 315 mg/m2 dose in the form of fatigue. No other serious adverse events such as hematological toxicities were observed in this Phase I study. In the Phase I study stable disease was observed in two out of the 17 Patients. Archexin is currently being studied in a Phase II clinical trial for the treatment of pancreatic cancer with several patients enrolled and enrollment continuing in 2011. The Archexin Phase IIa trial is a single-arm, open-label study with 35 subjects conducted at global sites in the United States and India. Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival. Archexin’s Phase II clinical trial protocol for the treatment of RCC was accepted by the FDA, but issues with enrollment have delayed the trial. The enrollment issues were primarily due to the small number of patients that have been diagnosed with RCC and the fact that such patients are often treated with surgery instead of drug therapies. After further consideration of the trial design and the limited number of patients, there was a reallocation of resources and Rexahn reprioritized Archexin to pursue studies in pancreatic cancer.

In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin. We currently estimate that the Phase IIa trials for pancreatic cancer patients will be completed in the first half of 2012 and will require approximately $500,000.

Serdaxin® (RX-10100)

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by the FDA. We are currently developing Serdaxin for the treatment of depression and neurodegenerative disorders. We have recently concluded a Phase IIa proof of concept clinical trial for major depressive disorder (“MDD”), with Serdaxin. The proof-of-concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg administered twice daily) Phase IIa clinical trial enrolled 77 MDD patients at multiple sites in the United States. No statistical difference was seen between the three doses and the placebo on the Montgomery-Asberg Depression Rating Scale (“MADRS”). A high dropout rate of non-responders in the placebo group contributed to a higher-than-expected response for the placebo-treated subjects that completed the study. We believe this high dropout rate may have contributed to the absence of statistical significance. In our ad hoc analysis, results from the Phase IIa clinical trial showed that patients suffering from MDD responded most positively to the 5 mg dose of the drug, and supported proceeding to a Phase IIb clinical trial. In the subgroup analysis, the study showed that patients with severe MDD taking 5 mg of Serdaxin had significant improvement in MADRS, scores after 8 weeks of treatment, compared to the placebo group. Among the 77 patients, 53 patients were classified as having severe MDD. Of the 14 patients treated with 5 mg of Serdaxin, MADRS scores improved by 55.6%, compared to only 34.0% in the placebo group (n = 14), which was statistically significant (p=0.041) on an intent to treat basis. In addition, 64.3% of patients with severe MDD treated with the 5 mg of Serdaxin were considered “Responders” compared to 28.6% in the placebo group (p=0.0581). A “Responder” is a patient with a change from baseline MADRS score of greater than or equal to 50% after treatment. Additionally, 42.9% of patients in the treatment group at 5 mg of Serdaxin were in remission with a MADRS score of less than or equal to 12 after eight weeks of treatment, versus 14.3% in the placebo group (p=0.209). During the trial there were no reports of side effects that are commonly linked to currently marketed antidepressant drugs, such as selective serotonin uptake inhibitors, (“SSRI”), serotonin-norepinephrine reuptake inhibitors, (“SNRI”), and tricyclic antidepressants (“TCA”). The 5 mg Serdaxin-treated group (20 adverse events) reported 40% fewer adverse events than the placebo group (36 adverse events). In addition, the 5 mg Serdaxin-treated group reported a lower dropout rate by week 2 of 4.8% compared to 9.1% in the placebo group, and by week 8 the drop-out rate for the Serdaxin group was only 14.3% compared to 59.1% in the placebo group. Pre-clinical studies suggest that Serdaxin may have an inverted, U-shape dose-response curve. This inverted, dose-response relationship may explain the observation in the Phase IIa trial of a more positive response in patients taking the lowest dose. Due to this phenomenon, higher doses of Serdaxin may not be effective, suggesting an additional potential benefit with respect to the risk of overdose problems prevalent in other psychogenic medications. A Phase IIb trial for MDD with lower doses started recruiting patients in early 2011. We are also currently planning the Phase II clinical trial for Parkinson’s disease(“PD”), with Serdaxin and have submitted the protocol for this study to the FDA.

Index

We currently estimate that the Phase IIb MDD studies will require $7,100,000 through the end of 2012. Phase II clinical trials for the use of Serdaxin for PD are being developed. We currently estimate PD studies will require $900,000 through the end of 2012.

Zoraxel™ (RX-10100)

We are developing Zoraxel for treatment of erectile dysfunction. Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin. The Phase IIa proof of concept clinical trial of Zoraxel is complete with positive results and the Phase IIb trial will commence in 2011. Rexahn’s decision to move forward with the Phase IIb trial is supported by data from the Phase IIa proof of concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) study of 39 erectile dysfunction patients (ages of 18 to 65) treated with Zoraxel. The Phase IIa study was completed in May 2009 and demonstrated that Zoraxel consistently improved International Index of Erectile Function, (“IIEF”), scores of treated subjects. The Phase IIa study results showed treatment with 15mg of Zoraxel at week 8 improving subjects’ IIEF-EF scores by 6.5, a value obtained from the changes from the baseline between scores of 15 mg of Zoraxel (5.3) and the placebo group (-1.2). Furthermore, the study showed among treated subjects a dose dependent treatment effect with improved erectile function and quality of life measures. The study also showed Zoraxel to be well tolerated in the patients in the study with no serious adverse events reported. To examine the clinical relevance of Zoraxel as an erectile dysfunction drug, an “effect size” analysis has been conducted. Effect size (“ES”) is a data analysis index developed by Dr. Jacob Cohen of New York University and is derived from the improvement in IIEF mean score for the treatment group minus the improvement in IIEF mean score of the placebo group over the treatment period, divided by the standard deviation of the entire sample at baseline. An ES value greater than 0.80 is deemed “a considerable change” under the ES criteria. The ES for IIEF-EF and IIEF-intercourse satisfaction indices of Zoraxel (2.59 and 0.88, respectively) were larger than 0.80, suggesting a considerable change in sexual experiences in Zoraxel-treated patients based on the ES criteria. The Phase IIb study is designed to assess Zoraxel’s efficacy in approximately 225 male subjects, ages 18 to 65, with ED. The double blind, randomized, placebo-controlled, 12-week study will include IIEF, Sexual Encounter Profile, or SEP, 2 (Penetration) & 3 (Sexual Intercourse) survey, as primary endpoints with 25 and 50 mg doses. The Phase IIb study is expected to begin in the second half of 2011 and the preliminary data is expected to be available in 2012, subject to the absence of any objection of the FDA to the Phase IIb trial we developed for Zoraxel. The study will be conducted at multiple sites in the United States.

Index

We currently estimate that these Phase IIb studies will require approximately $3,000,000 through the end of 2012.

Pre-clinical Pipeline

On September 21, 2009, we closed on a $3.5 million private placement of our common stock with Teva pursuant to a securities purchase agreement. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (RELO) pursuant to which we are required to use $2,000,000 of the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117. As of December 31, 2010, the proceeds remaining of $351,893 is included in restricted cash equivalents. Pursuant to the securities purchase agreement, as amended, Teva purchased an additional $3.95 million of our common stock in a private placement that closed on January 19, 2011. Pursuant to the amended securities purchase agreement, Teva has the option to acquire additional shares of common stock having a value of $750,000, which investment may be made by Teva, at its sole discretion, upon satisfactory completion by Rexahn of an exploratory early-stage clinical study of the compound RX-3117, which study shall be in the location and have protocols that are approved by Teva.

During the fourth quarter of 2009, research and development work began on the RX-3117 research and development program, which continued throughout 2010. These compounds may be entered into exploratory clinical trials in 2011.

RX-5902 is in a late-stage preclinical development and the next scheduled program for this compound is a pre-clinical toxicology study required prior to submission of an IND application to the FDA. RX-8243, RX-1792, RX-0047-Nano, RX-0201-Nano, and Nano-polymer Anticancer Drugs are in a preclinical stage of development. The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

Index

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $6,986,598 for the year ended December 31, 2010. The operating cash flows during the year ended December 31, 2010 reflect our net loss of $14,022,107 and a net increase of cash components of working capital and non-cash charges totaling $7,035,509. Cash used in operating activities was $5,146,845 for the year ended December 31, 2009.

Cash used in investing activities of $660,039 for the year ended December 31, 2010, consisted of purchases of marketable securities and equipment of $2,353,960 and $5,246, respectively, offset by $75,000 from proceeds received from the sale of marketable securities, and a reduction of restricted cash equivalents of $1,624,167. Cash provided by investing activities for the year ended December 31, 2009 was $1,341,825.

Cash provided by financing activities of $12,688,844 for the year ended December 31, 2010 consisted of net proceeds of $3,263,376 from the exercise of stock warrants, $107,240 from the exercise of stock options, and $9,318,228 from the issuance of 6,666,667 shares of common stock to investors. The investors were also issued warrants to purchase 2,000,000 shares of common stock. Cash provided by financing activities was $10,733,922 for the year ended December 31, 2009.

Financings

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents. During fiscal year 2010, we had a net increase in cash and cash equivalents of $5,042,207. The increase resulted primarily from cash provided by financing activities of $12,688,844, offset by cash used in operating and investing activities of $6,986,598 and $660,039, respectively.

On June 5, 2009, the Company closed on a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for gross proceeds of $3,000,000 and incurred $289,090 of stock issuance costs. The investor was also issued:

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

These warrants have been valued at $3,328,937 and recorded as warrant liabilities. The closing costs included 142,857 warrants valued at $122,257 and were recorded as a financing expense. Series I warrants to purchase 2,222,222 shares of common stock at a purchase price of $1.05 per share have expired.

On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to Teva for total net proceeds of $3,371,340, which include $128,659 of stock issuance costs.

On October 23, 2009, the Company closed on a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for gross proceeds of $5,000,000 less $351,928 of stock issuance costs. The investors were also issued warrants to purchase 2,125,334 shares of common stock at a purchase price of $1.00 per share, exercisable on or after the date of delivery until the five-year anniversary. These warrants have been valued at $1,012,934 and recorded as warrant liabilities. The closing costs included 245,932 warrants valued at $101,693 and were recorded as a financing expense.

Index

On June 30, 2010, the Company closed on a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to an institutional investor for net proceeds of $9,318,228 which includes $681,772 of stock issuance costs. The investors were also issued warrants to purchase 2,000,000 shares of common stock at a purchase price of $1.90 per share, exercisable on or after the date of delivery until the five-year anniversary. There warrants have been valued at $1,800,800 and recorded in additional paid-in-capital. The closing costs included 200,000 warrants, valued at $180,080 and recorded as a financing expense.

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

Contractual Obligations

We have contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2010, the total contract value of these agreements was approximately $17,422,893 and we made payments totaling $4,353,620 under the terms of the agreements. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

On June 22, 2009, we entered into a License Agreement with Korea Research Institute of Chemical Technology (KRICT) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement. The initial license fee was $100,000, all of which was paid as of December 31, 2009. The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.

Index

On June 29, 2009, we signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009. The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, we pay our allocable portion of real estate taxes and common area operating charges. We paid $108,418, and $38,262 for rent under this lease in the years ending December 31, 2010 and 2009, respectively.

Future rental payments over the next five years and thereafter are as follows:

2011	$148,593
2012	158,835
2013	162,806
2014	82,408
$552,642

In connection with the lease agreement, we issued a letter of credit of $100,000 in favor of the lessor. We have restricted cash equivalents of the same amount for the letter of credit. On August 2, 2010, the letter of credit was reduced to $50,000 per the lease agreement.

On September 21, 2009, we closed on a securities purchase agreement with Teva. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (RELO) pursuant to which we received $2,000,000 of the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117. At December 31, 2010, we had proceeds remaining of $351,893 and have included this amount in restricted cash equivalents. We will be eligible to receive royalties on net sales of RX-3117 worldwide. Research and development work began on the RX-3117 research and development program began in the fourth quarter of 2009, and continued throughout 2010.

On June 28, 2010, we signed a one year renewal to use lab space commencing on July 1, 2010. The lease requires monthly rental payments of $4,554.

We established a 401(k) plan for its employees where we match 100% of the first 3% of the employee’s deferral plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated $65,019, and $49,519 for the years ended December 31, 2010, and 2009, respectively.

Index

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through the end of 2011, which would entail focusing our resources on Phase II clinical trials of Archexin, Serdaxin and Zoraxel. Through the end of 2011, we expect to spend a minimum of approximately $8.6 million on clinical development for Phase II clinical trials of Archexin, Serdaxin and Zoraxel (including our commitments described under “Contractual Commitments” of this Item 6), $5.8 million on the development of our pre-clinical pipeline, $4.1 million on general corporate expenses, and $200,000 on facilities rent. We will need to seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects. If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

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

A smaller reporting company is not required to provide information required by this Item.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for hiring additional accounting personnel and bringing previously outsourced administrative accounting functions in-house, and formalizing the process to ensure timely adoption of accounting guidance with respect to non-routine transactions These control improvements were implemented to address a material weakness identified by management that existed for the year ended December 31, 2009.  Management implemented these remedial measures during the most recent quarter ended December 31, 2010, and determined that the controls were effective as of December 31, 2010.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting as of December 31, 2009. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as the accounting for warrants or the anti-dilution make whole provisions on our common stock. In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” had not been applied properly. As a result, as disclosed in the Explanatory Note to this Form 10-K and in Note 2 to our financial statements included in this Form 10-K, we restated our financial statements as of and for the fiscal year ended December 31, 2009, and as of and the fiscal quarters ended March 31, June 30, and September 30, 2010.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009. The above weakness and resulting misstatement are believed to be inadvertent and unintentional. In addition, we have implemented remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. During the last quarter of 2010, the remedial measures we have implemented include the following:

Index

•	We have designed new controls to help ensure that we adopt new accounting guidance with respect to non-routine transactions in a timely manner
•
We have hired additional accounting personnel and brought previously outsourced administrative accounting functions in-house to ensure additional continuity among all company transactions and accounting functions.

We are monitoring the effectiveness of these measures, and may take further action as we deem appropriate to further strengthen our internal control over financial reporting. The remediation measures noted above will be subject to our internal control assessment, testing, and evaluation process. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.

Based on our evaluation, and the remedial measures described above, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Management assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by ParenteBeard LLC, an independent registered public accounting firm. ParenteBeard LLC has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

To the Board of Directors
Rexahn Pharmaceuticals, Inc.
Rockville, Maryland

We have audited Rexahn Pharmaceuticals, Inc's. (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Rexahn Pharmaceuticals, Inc.’s management is reasonable for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express and opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, Rexahn Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Rexahn Pharmaceuticals, Inc. as of December 31, 2010, and the related statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended, and the cumulative from inception column in the statements of operations and cash flows for the year then ended, and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ PARENTEBEARD LLC

New York, New York
March 16, 2011

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

Item 11. Executive Compensation.

The information to be provided under the caption “Executive Compensation and Other Matters,” to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 11, is hereby incorporated by reference in this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be provided under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Security Holders,” each to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 12, is hereby incorporated by reference in this Item 12.

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

Item 14. Principal Accounting Fees and Services.

The information to be provided under the caption “Proposal 2 Ratification of the Appointment of the Independent Registered Public Accounting Firm, Fees,” to be contained in the Definitive Proxy Statement and required to be disclosed in this Item 14, is hereby incorporated by reference in this Item 14.

Index

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(b)

(1) Financial Statements:	Page

Report of ParenteBeard LLC	F-1

Balance Sheets at December 31, 2010 and December 31, 2009	F-2

Statement of Operations for the years ended December 31, 2010 and December 31, 2009 and cumulative from March 19, 2001 (Inception) to December 31, 2010	F-3

Statements of Stockholders’ Equity and Comprehensive Loss from March 19, 2001 (Inception) to December 31, 2010	F-4

Statement of Cash Flows for the years ended December 31, 2010 and December 31, 2009 and cumulative from March 19, 2001 (Inception) to December 31, 2010	F-6

Notes to the Financial Statements	F-8

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
3.1.
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.

3.2.	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2010, is incorporated herein by reference.
4.1.
Specimen Certificate for the Company’s Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

4.2	Form of Senior Debt Securities Indenture, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated July 30, 2008, is incorporated herein by reference.
4.3	Form of Subordinated Debt Securities Indenture, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated July 30, 2008 is incorporated herein by reference.
*10.1.1
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.2
Form of Stock Option Grant Agreement for Employees, filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

Index

*10.1.3
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.2
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and C. H. Ahn, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

*10.3
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and T. H. Jeong, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

10.4
Lease Agreement, dated June 5, 2009, by and between Rexahn Pharmaceuticals, Inc. and The Realty Associates Fund V, L.P., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by reference

*10.5
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and Rakesh Soni, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

10.6
Securities Purchase Agreement, dated as of May 19, 2009 by and between Rexhan Pharmaceuticals, Inc. and the purchaser signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009, is incorporated herein by reference.

10.7
Form of Warrant for the Company’s Series I, II, and III Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009, is incorporated herein by reference.

10.8
Research and Exclusive License Option Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2009, is incorporated herein by reference.

10.9
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

10.10
Securities Purchase Agreement, dated as of October 19, 2009, by and between Rexahn Pharmaceuticals, Inc. and the purchasers signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 20, 2009, is incorporated herein by reference.

10.11	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2009, is incorporated herein by reference.
10.12
Securities Purchase Agreement, dated as of June 28, 2010 by and between Rexahn Pharmaceuticals, Inc. and the purchasers signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2010, is incorporated herein by reference.

10.13	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010, is incorporated herein by reference.

Index

14
Code of Ethics and Business Conduct, filed as Exhibit 14 to the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, is incorporated herein by reference.

16	Letter of Lazar Levine & Felix LLP dated February 27, 2009, filed as Exhibit 16.1 to the Company’s Amended Current Report on Form 8-K filed on March 2, 2009, is incorporated herein by reference.
23	Consent of ParenteBeard LLC, independent registered public accounting firm.
24.	Power of Attorney
31.1.	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2.	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
_______________________
* Management contract or compensation plan or arrangement.

Index

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2011.

REXAHN PHARMACEUTICALS, INC.

By: /s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this report has been signed on the 16 day of March, 2011 by the following persons on behalf of the issuer and in the capacities indicated:

Name	Title

/s/ Chang H. Ahn*	Chairman and Chief Executive Officer (Principal Executive Officer)
Chang H. Ahn

/s/ Tae Heum Jeong*	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)
Tae Heum Jeong

/s/ Peter Brandt*	Director
Peter Brandt

/s/ David McIntosh*	Director
David McIntosh

/s/ Charles Beever*	Director
Charles Beever

/s/ Kwang Soo Cheong*	Director
Kwang Soo Cheong

/s/ Richard Kivel*	Director
Richard Kivel

* By: /s/ Tae Heum Jeong, Attorney-in Fact
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

Index

EXHIBIT INDEX

3.1.
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.

3.2.	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2010, is incorporated herein by reference.
4.1.
Specimen Certificate for the Company’s Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

4.2	Form of Senior Debt Securities Indenture, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated July 30, 2008, is incorporated herein by reference.
4.3	Form of Subordinated Debt Securities Indenture, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated July 30, 2008 is incorporated herein by reference.
*10.1.1
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.2
Form of Stock Option Grant Agreement for Employees, filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.1.3
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.2
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and C. H. Ahn, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

*10.3
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and T. H. Jeong, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

10.4
Lease Agreement, dated June 5, 2009, by and between Rexahn Pharmaceuticals, Inc. and The Realty Associates Fund V, L.P., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by reference

*10.5
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and Rakesh Soni, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

10.6
Securities Purchase Agreement, dated as of May 19, 2009 by and between Rexhan Pharmaceuticals, Inc. and the purchaser signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009, is incorporated herein by reference.

10.7
Form of Warrant for the Company’s Series I, II, and III Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009, is incorporated herein by reference.

10.8
Research and Exclusive License Option Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2009, is incorporated herein by reference.

Index

10.9
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

10.10
Securities Purchase Agreement, dated as of October 19, 2009, by and between Rexahn Pharmaceuticals, Inc. and the purchasers signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 20, 2009, is incorporated herein by reference.

10.11	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2009, is incorporated herein by reference.
10.12
Securities Purchase Agreement, dated as of June 28, 2010 by and between Rexahn Pharmaceuticals, Inc. and the purchasers signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2010, is incorporated herein by reference.

10.13	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010, is incorporated herein by reference.
10.14	Financial Statements of the Company as of March 31, 2010, and for the three months then ended, as restated.
10.15	Financial Statements of the Company as of June 30, 2010, and for the three and six months then ended, as restated.
10.16	Financial Statements of the Company as of September 30, 2010, and for the three and nine months then ended, as restated.
14
Code of Ethics and Business Conduct, filed as Exhibit 14 to the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, is incorporated herein by reference.

16	Letter of Lazar Levine & Felix LLP dated February 27, 2009, filed as Exhibit 16.1 to the Company’s Amended Current Report on Form 8-K filed on March 2, 2009, is incorporated herein by reference.
23	Consent of ParenteBeard LLC, independent registered public accounting firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
_______________________
* Management contract or compensation plan or arrangement.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rexahn Pharmaceuticals, Inc.
Rockville, Maryland

We have audited the accompanying balance sheet of Rexahn Pharmaceuticals, Inc. (the “Company”) (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2010 and the amounts in the cumulative from March 19, 2001 (inception) to December 31, 2010 column in the statements of operations and cash flows. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 and the cumulative period from March 19, 2001 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexahn Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion.

As discussed in Note 2 to the financial statements, the 2009 financial statements have been restated to correct a material misstatement.

/s/ PARENTEBEARD LLC

New York, New York
March 16, 2011

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheet

	December 31, 2010	December 31, 2009 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$12,340,239	$7,298,032
Marketable securities (note 4)	2,451,620	175,000
Research tax credit receivable (note 16)	145,513	-
Prepaid expenses and other current assets (note 5)	706,649	320,935
Note receivable – current portion (note 6)	28,023	-
Total Current Assets	15,672,044	7,793,967
Restricted Cash Equivalents (note 17)	401,893	2,026,060
Note Receivable (note 6)	18,682	-
Equipment, Net (note 7)	123,565	168,978
Total Assets	$16,216,184	$9,989,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 8)	$1,820,900	$785,904

Deferred Revenue (note 9)	900,000	975,000

Other Liabilities (note 10)	133,117	128,501

Warrant Liabilities (note 14)	2,966,710	3,099,476

Put Feature on Common Stock (note 15)	-	97,713

Total Liabilities	5,820,727	5,086,594
Commitments and Contingencies (note 17)
Stockholders’ Equity (note 12):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 84,175,054 (2009 – 71,938,701) issued and outstanding 84,160,849 (2009 – 71,924,496)	8,418	7,194
Additional paid-in capital	56,157,452	36,641,183
Accumulated other comprehensive loss	(2,340)	-
Accumulated deficit during the development stage	(45,739,663)	(31,717,556)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	10,395,457	4,902,411

Total Liabilities and Stockholders’ Equity	$16,216,184	$9,989,005

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Operations

	For the Year Ended December 31,		Cumulative from March 19, 2001 (Inception) to December 31,
	2010	2009	2010
		(Restated)	(Restated)
Revenues:
Research	$75,000	$75,000	$600,000

Expenses:
General and administrative	5,990,624	2,944,103	23,799,166
Research and development	4,009,701	3,251,971	20,493,516
Patent fees	329,925	303,220	1,554,978
Depreciation and amortization	50,659	41,604	595,467

Total Expenses	10,380,909	6,540,898	46,443,127

Loss from Operations	(10,305,909)	(6,465,898)	(45,843,127)

Other Income (Expense)
Realized gain (loss) on marketable securities .	-	11,025	(9,341)
Interest income	133,268	67,445	1,312,067
Interest expense	-	-	(301,147)
Other income	56,047	-	56,047
Unrealized (loss) gain on fair value of warrants	(3,823,146)	1,793,101	(1,102,345)
Unrealized gain on fair value of put feature on common stock	97,713	1,915,179	2,315,539
Financing expense	(180,080)	(223,950)	(542,356)
Beneficial conversion feature	-	-	(1,625,000)
Total Other Income (Expense)	(3,716,198)	3,562,800	103,464

Net Loss Before Provision for Income Taxes	(14,022,107)	(2,903,098)	(45,739,663)

Provision for Income Taxes	-	-	-

Net Loss	$(14,022,107)	$(2,903,098)	$(45,739,663)

Net loss per share, basic and diluted	$(0.18)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	78,662,495	61,411,442

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss
Period from March 19, 2001 (Inception) to December 31, 2010 (Restated)

	Common Stock		Additional	Accumulated Deficit During the	Treasury Stock		Accumulated Other	Total Stockholders’
	Number of shares	Amount	Paid in Capital	Development Stage	Number of stock	Amount	Comprehensive Loss	Equity (Deficit)

Opening balance, March 19, 2001	-	$-	$-	$-	-	$-	$-	$-
Common stock issued	7,126,666	71,266	4,448,702	-	-	-	-	4,519,968
Net loss	-	-	-	(625,109)	-	-	-	(625,109)
Balances at, December 31, 2001	7,126,666	71,266	4,448,702	(625,109)	-	-	-	3,894,859
Net loss	-	-	-	(1,181,157)	-	-	-	(1,181,157)
Balances at, December 31, 2002	7,126,666	71,266	4,448,702	(1,806,266)	-	-	-	2,713,702
Common stock issued	500,000	5,000	1,995,000	-	-	-	-	2,000,000
Stock option compensation	-	-	538,074	-	-	-	-	538,074
Net loss	-	-	-	(2,775,075)	-	-	-	(2,775,075)
Balances at, December 31, 2003	7,626,666	76,266	6,981,776	(4,581,341)	-	-	-	2,476,701
Common stock issued	1,500	15	1,785	-	-	-	-	1,800
Stock option compensation	-	-	230,770	-	-	-	-	230,770
Net loss	-	-	-	(3,273,442)	-	-	-	(3,273,442)
Balances at, December 31, 2004	7,628,166	76,281	7,214,331	(7,854,783)	-	-	-	(564,171)
Stock split (5 for 1)	30,512,664	(72,467)	72,467	-	-	-	-	-
Common stock issued in connection with merger	3,397,802	340	(340)	-	-	-	-	-
Common stock issued for cash	4,175,000	417	8,349,565	-	-	-	-	8,349,982
Common stock issued on conversion of convertible debt	650,000	65	1,299,935	-	-	-	-	1,300,000
Exercise of stock options	40,000	4	9,596	-	-	-	-	9,600
Common stock issued in exchange for services	7,000	1	21,876	-	-	-	-	21,877
Beneficial conversion feature	-	-	1,625,000	-	-	-	-	1,625,000
Stock option compensation	-	-	436,748	-	-	-	-	436,748
Net loss	-	-	-	(6,349,540)	-	-	-	(6,349,540)
Balances at, December 31, 2005	46,410,632	4,641	19,029,178	(14,204,323)	-	-	-	4,829,496
Exercise of stock options	61,705	6	14,802	-	-	-	-	14,808
Common stock issued on conversion of convertible debt	3,850,000	385	3,849,615	-	-	-	-	3,850,000
Purchase of treasury stock	-	-	-	-	14,205	(28,410)	-	(28,410)
Stock option compensation	-	-	1,033,956	-	-	-	-	1,033,956
Net loss	-	-	-	(6,486,003)	-	-	-	(6,486,003)
Balances at, December 31, 2006	50,322,337	$5,032	$23,927,551	$(20,690,326)	14,205	$(28,410)	$-	$3,213,847

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)
Period from March 19, 2001 (Inception) to December 31, 2010 (Restated)

	Common Stock		Additional	Accumulated Deficit During the	Treasury Stock		Accumulated Other	Total Stockholders’
	Number of shares	Amount	Paid-in Capital	Development Stage	Number of shares	Amount	Comprehensive Loss	Equity (Deficit)
Balances at December 31, 2006	50,322,337	$5,032	$23,927,551	$(20,690,326)	14,205	$(28,410)	-	$3,213,847
Common stock issued	4,857,159	486	6,799,538	-	-	-	-	6,800,024
Stock options exercised	127,500	12	59,988	-	-	-	-	60,000
Stock option compensation	-	-	1,121,646	-	-	-	-	1,121,646
Stock issuance costs	-	-	(139,674)	-	-	-	-	(139,674)
Net loss	-	-	-	(4,304,005)	-	-	-	(4,304,005)
Balances at December 31, 2007	55,306,996	5,530	31,769,049	(24,994,331)	14,205	(28,410)	-	6,751,838
Common stock issued	642,858	65	899,936	-	-	-	-	900,001
Stock options exercised	90,000	9	31,191	-	-	-	-	31,200
Stock option compensation	-	-	484,684	-	-	-	-	484,684
Net loss	-	-	-	(4,912,148)	-	-	-	(4,912,148)
Unrealized loss on securities available-for -sale	-	-	-	-	-	-	(550,480)	(550,480)
Balances at December 31, 2008	56,039,854	5,604	33,184,860	(29,906,479)	14,205	(28,410)	(550,480)	2,705,095
Prior period adjustment (Note 2)	-	-	(6,399,805)	1,092,021	-	-	-	(5,307,784)
Balances at January 1, 2009, as adjusted	56,039,854	5,604	26,785,055	(28,814,458)	14,205	(28,410)	(550,480)	(2,602,689)
Issuance of common stock and units	15,883,847	1,588	9,996,015	-	-	-	-	9,997,603
Stock options exercised	15,000	2	3,600	-	-	-	-	3,602
Stock issuance costs	-	-	(641,018)	-	-	-	-	(641,018)
Stock option compensation	-	-	497,531	-	-	-	-	497,531
Net loss	-	-	-	(2,903,098)	-	-	-	(2,903,098)
Reversal of Unrealized loss on securities available-for-sale	-	-	-	-	-	-	550,480	550,480
Balances at December 31, 2009	71,938,701	7,194	36,641,183	(31,717,556)	14,205	(28,410)	-	4,902,411
Issuance of common stock and units	6,666,667	667	8,198,534	-	-	-	-	8,199,201
Stock issuance costs	-	-	(681,773)	-	-	-	-	(681,773)
Common stock issued in exchange for services	1,700,000	170	2,107,830	-	-	-	-	2,108,000
Stock options exercised	155,500	16	107,224	-	-	-	-	107,240
Stock warrants exercised	3,714,186	371	9,199,797	-	-	-	-	9,200,168
Stock option compensation	-	-	584,657	-	-	-	-	584,657
Net loss	-	-	-	(14,022,107)	-	-	-	(14,022,107)
Unrealized loss on securities available-for -sale	-	-	-	-	-	-	(2,340)	(2,340)
Balances at December 31, 2010	84,175,054	$8,418	$56,157,452	$(45,739,663)	14,205	$(28,410)	$(2,340)	$10,395,457
(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows

	For the Year Ended December 31,		Cumulative From March 19, 2001 (Inception) to December 31,
	2010	2009	2010
Cash Flows from Operating Activities:		(Restated)	(Restated)
Net loss	$(14,022,107)	$(2,903,098)	$(45,739,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	2,108,000	-	2,129,877
Depreciation and amortization	50,659	41,604	595,467
Stock option compensation	584,657	497,531	4,939,022
Amortization of deferred revenue	(75,000)	(75,000)	(600,000)
Note receivable	(46,705)	-	(46,705)
Realized (gains) losses on marketable securities	-	(11,025)	9,341
Amortization of deferred lease incentive	(20,000)	(10,000)	(30,000)
Unrealized loss (gain) on fair value of warrants	3,823,146	(1,793,101)	1,102,345
Unrealized gain on fair value of put feature on common stock	(97,713)	(1,915,179)	(2,315,539)
Financing expense	180,080	223,950	542,356
Deferred lease expenses	24,616	38,501	63,117
Loss on impairment of intangible assets	-	286,132	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(385,714)	45,830	(706,649)
Research tax credit receivable	(145,513)	-	(145,513)
Accounts payable and accrued expenses	1,034,996	427,010	1,820,900
Net Cash Used in Operating Activities	(6,986,598)	(5,146,845)	(36,470,512)

Cash Flows from Investing Activities:
Restricted cash equivalents	1,624,167	(2,026,060)	(401,893)
Purchase of equipment	(5,246)	(18,370)	(548,948)
Purchase of marketable securities	(2,353,960)	(1,371,824)	(13,123,960)
Proceeds from sales of marketable securities	75,000	4,758,079	10,660,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used in) Investing Activities	(660,039)	1,341,825	(3,770,358)

Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	9,318,228	10,730,320	42,585,301
Proceeds from exercise of stock options	107,240	3,602	110,842
Proceeds from exercise of stock warrants	3,263,376	-	3,263,376
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)

Net Cash Provided by Financing Activities	12,688,844	10,733,922	52,581,109

Net Increase in Cash and Cash Equivalents	5,042,207	6,928,902	12,340,239

Cash and Cash Equivalents - beginning of period	7,298,032	369,130	-

Cash and Cash Equivalents - end of period	$12,340,239	$7,298,032	$12,340,239

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows (Continued)

	For the Year Ended December 31,		Cumulative From March 19, 2001 (Inception) to December 31,
	2010	2009 (Restated)	2010 (Restated)
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$1,980,880	$4,565,821	$8,130,094
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$2,639,199	$2,639,199
Warrant liability extinguishment from exercise of warrants	$5,936,792	$-	$5,936,792
Leasehold improvement incentive	$-	$100,000	$100,000
Settlement of lawsuit	$43,953	$-	$43,953

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

1.	Operations and Organization

Operations and Organization

Rexahn Pharmaceuticals, Inc. (the “Company” or “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, issuance of long-term debt, and proceeds from reimbursed research and development costs. The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to cover its cash flow requirements for 2011. Management has the capability of managing the Company’s operations within existing cash and marketable securities available by reducing its research and development activities. This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.

Reverse Merger Acquisition

Pursuant to an Agreement and Plan of Merger by and among Rexahn, Corp (“Rexahn”), Corporate Road Show.Com Inc. (“CRS”), a New York corporation and predecessor corporation of the Company, CRS Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CRS (“Merger Sub”), CRS Delaware, Inc., a Delaware corporation and wholly owned subsidiary of CRS, immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CRS as a Delaware corporation under the name Rexahn Pharmaceuticals, Inc. (“Rexahn Pharmaceuticals”), on May 13, 2005, Merger Sub merged with and into Rexahn, with Rexahn surviving as a wholly owned subsidiary of Rexahn Pharmaceuticals (the “Acquisition Merger”). In the Acquisition Merger, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; and (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock.

Shares of Rexahn Pharmaceuticals common stock issued in the Acquisition Merger were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act and/or Regulation S under the Securities Act. These shares of Rexahn Pharmaceuticals common stock are deemed “restricted securities” and bear an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration.

For accounting purposes, the Acquisition Merger was accounted for as a reverse acquisition of CRS (legal acquirer) by Rexahn (accounting acquirer). As a result, following the Acquisition Merger, the historical financial statements of Rexahn became the historical financial statements of the Company.

Merger of Subsidiary

On September 29, 2005, the Company’s wholly owned subsidiary, Rexahn, was merged with and into the Company and Rexahn’s separate existence was terminated.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

2.	Prior Period Adjustment

The financial statements of the Company as of and for the year ended December 31, 2009 have been restated as a result of management’s determination that the Company had misclassified warrants issued to investors from offerings occurring in December 2007, March 2008, June 2009, October 2009 and December 2009. The warrants were previously reported as equity, but further review by management concluded that these warrants should have been classified as liabilities at inception due to provisions within the warrant agreement, and should be reported at fair value at the balance sheet date.

Management also determined that the Anti-dilution make whole provision (the “Anti-dilution provision”), which is a put on the common stock, issued in the 2007 and 2008 offerings were also misclassified as equity. The Anti-dilution provision, whereby additional shares and warrants would be issued to investors if the Company, within two years of the date of the offering, issued equity instruments at prices lower than the individual unit offering prices is a put on the common stock and therefore should have been reported as a liability at fair value at inception.

The restatement of these errors reduces the Company’s net loss, as originally reported for the year ended December 31, 2009 by $3,484,330 ($.05 per basic and diluted share) to a loss of $2,903,098. The restatement also reduced the Company’s accumulated deficit by $1,092,021 due to the prior period adjustment from the Company’s offerings in 2007 and 2008 as of January 1, 2009. The restated balances at January 1, 2009 also include a reduction of additional paid-in capital of $6,399,805, and an increase in warrant liabilities and the put feature on common stock liability of $655,693 and $4,652,091, respectively. The restatement had no effect on the Company’s cash, loss from operations or net cash used in operating activities for the year ended December 31, 2009. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s balance sheet as of December 31, 2009 and statement of operations and cash flows for the year then ended is as follows:

(All amounts in U.S. dollars)

BALANCE SHEET AS OF DECEMBER 31, 2009
	As previously reported	Effect of Restatement	As restated
Warrant liabilities	-	3,099,476	3,099,476
Put feature on common stock	-	97,713	97,713
Total liabilities	1,889,405	3,197,189	5,086,594
Additional paid-in capital	44,414,723	(7,773,540)	36,641,183
Accumulated deficit during the development stage	(36,293,907)	4,576,351	(31,717,556)
Total stockholders’ equity	8,099,600	(3,197,189)	4,902,411

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

2.	Prior Period Adjustment, (cont’d)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	1,915,179	1,915,179
Unrealized gain on fair value of warrants	-	1,793,101	1,793,101
Financing expense	-	(223,950)	(223,950)
Total other income	78,470	3,484,330	3,562,800
Net loss before provision for income taxes	(6,387,428)	3,484,330	(2,903,098)
Net loss	(6,387,428)	3,484,330	(2,903,098)
Net loss per share, basic and diluted	(0.10)	(0.05)	(0.05)

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009
	As previously reported	Effect of Restatement	As restated
Cash Flows from Operating Activities:
Net loss	(6,387,428)	3,484,330	(2,903,098)
Unrealized gain on fair value of put feature on common stock	-	(1,915,179)	(1,915,179)
Unrealized gain on fair value of warrants	-	(1,793,101)	(1,793,101)
Financing expense	-	223,950	223,950
Net cash used in operating activities	(5,146,845)	-	(5,146,845)

3.	Summary of Significant Accounting Policies

a)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments purchased with remaining maturities of three months or less at acquisition.

b)	Marketable Securities

Marketable securities are considered “available-for-sale” in accordance with Financial Statement Accounting Board (“FASB”) Accounting Standard Codification (“ASC”) 320, “Debt and Equity Securities”, and thus are reported at fair value in our accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses are accounted on the basis of specific identification and are included in other income or expense in the statement of operations. The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in our current operations. Accumulated other comprehensive loss for the years ended December 31, 2010 and 2009 was $2,340 and $0, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

3.	Summary of Significant Accounting Policies (cont’d)

c)	Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the lesser of the term of the lease or the estimated useful life of the assets, is provided as follows:

	Life	Depreciation Method
Furniture and fixtures	7 years	straight line
Office equipment	5 years	straight line
Lab equipment	5-7 years	straight line
Computer equipment	5 years	straight line
Leasehold improvements	3-5 years	straight line

During the year ended December 31, 2010, the Company changed the depreciation method for furniture and fixtures, office equipment, and lab equipment from double declining balance to straight line as it concluded that the straight line method matched the expense throughout the useful lives of the assets. The Company determined that the impact of the change in depreciation method was immaterial.

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

Costs incurred in obtaining the licensing rights to technology in the research and development stage that have no alternative future uses and are for unapproved product compounds are expensed as incurred.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

3.	Summary of Significant Accounting Policies (cont’d)

f)	Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, note receivable, prepaid expenses and other current assets and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The fair values for marketable securities, warrant liabilities and the put feature on common stock is discussed in footnotes 4, 14, and 15, respectively.

g)	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. ASC 740 requires that a valuation allowance be established when it is more likely than not that all portions of a deferred tax asset will not be realized. A review of all positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

As a result of the Company’s significant cumulative losses, we determined that it was appropriate to establish a valuation allowance for the full amount of our deferred tax assets.

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

The Company accounts for loss per share pursuant to ASC 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. Potentially dilutive securities include stock options and warrants. Diluted loss per share for the years ended December 31, 2010 and 2009 is the same as basic loss per share due to the fact that the Company incurred losses for all periods presented and the inclusion of common share equivalents would be antidilutive. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	December 31,	December 31
	2010	2009
Stock Options	8,076,795	7,715,795
Warrants	5,624,583	8,575,243

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

3.	Summary of Significant Accounting Policies (cont’d)

i)	Stock-Based Compensation

In accordance with ASC 718 “Stock Compensation” compensation costs related to share-based payment transactions, including employee stock options, are to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between ASC 718 and certain SEC rules and regulations, and provides interpretations with respect to the valuation of share-based payments for public companies.

j)	Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Management determined that an impairment of intangible assets occurred in 2009 and wrote-off the assets remaining carrying value of $286,132, which is reflected in research and development expenses in the Company’s statement of operations for the year ended December 31, 2009.

k)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits. The balances are insured by either the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $250,000.

l)	Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year presentation with no net effect on the financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

3.	Summary of Significant Accounting Policies (cont’d)

l)	Recent Accounting Pronouncements Affecting the Company

Fair Value Measurements

In January, 2010, the FASB issued guidance which requires, in both interim and annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis, disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. This guidance is effective for the Company beginning January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Milestone Method of Revenue Recognition

In April, 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. This guidance is effective on a prospective basis for milestones in fiscal years and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the impact this guidance may have on its financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

4.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

Securities available-for-sale	Cost Basis	Gross Unrealized Losses	Fair Value
December 31, 2010:
State and municipal obligations	$2,453,960	$(2,340)	$2,451,620

December 31, 2009:
State and municipal obligations	$175,000	$-	$175,000

Amortized cost and fair value at December 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

Maturity	Cost Basis	Gross Unrealized Losses	Fair Value
1 year or less	$503,960	$(2,340)	$501,620
10 years or more	1,950,000	-	$1,950,000

	$2,453,960	$(2,340)	$2,451,620

5.	Prepaid Expenses and Other Current Assets

	December 31,	December 31,
	2010	2009

Deposits on contracts	$564,074	$245,476
Other assets	142,575	75,459

	$706,649	$320,935

Deposits on contracts consist of deposits on research and development contracts for services that have not yet been incurred. Other assets include prepaid general and administrative expenses such as insurance, rent, and consulting services.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

6.	Note Receivable

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute. The Company settled the case with Amarex for $100,000 less a balance owed of $43,953. The principal sum of the note was $56,047, and is included in other income in the Company’s statement of operations. Monthly payments of $2,335 began on September 1, 2010 and will continue until August 1, 2012 at which time the balance is expected to be paid in full. The note does not bear interest. Pursuant to the note, Amarex shall pay a late charge of five percent (5%) of any past due installment payments if any installment payment is not paid within 10 days of its due date. As of December 31, 2010, all payments were made as scheduled.

As of December 31, 2010, the principal amortization of the note is shown below:

Principal Amortization	Expected Payment
Within 1 year	$28,023
1 year to Maturity Date (August 1, 2012)	18,682

$46,705

7.	Equipment, Net

	December 31,	December 31,
	2010	2009

Furniture and fixtures	$32,169	$32,169
Office equipment	77,032	72,385
Lab and computer equipment	429,415	428,816
Leasehold improvements	110,713	110,713

	649,329	644,083
Less Accumulated depreciation	(525,764)	(475,105)

Net carrying amount	$123,565	$168,978

Depreciation expense was $50,659 and $41,604 for the years ended December 31, 2010 and 2009, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

8.	Accounts Payable and Accrued Expenses

	December 31,	December 31,
	2010	2009

Trade payables	$489,527	$132,212
Accrued expenses	18,466	85,470
Accrued research and development contract costs	1,239,233	427,189
Payroll liabilities	73,674	141,033

	$1,820,900	$785,904

9.	Deferred Revenue

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. (“Rexgene”), a shareholder. Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company’s drug candidate, Archexin, in Asia. This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import Archexin in Asia. A one-time contribution to the joint development and research of Archexin of $1,500,000 was paid to the Company in 2003 in accordance with the agreement. The amount of revenue from this contribution is being recognized as income over the term of the agreement which terminates at the later of 20 years or the term of the patent on the licensed product.

The Company is using 20 years as its basis for recognition and accordingly $75,000 was included in revenues for the years ended December 31, 2010 and 2009. The remaining $900,000 and $975,000 at December 31, 2010 and 2009, respectively, is reflected as deferred revenue on the balance sheet. The contribution is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin. The product is still under development and commercial sales are not expected to begin until at least 2012.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

10.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five year office lease agreement as discussed in note 17. The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements, architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, construction fees and telephone and data cabling and wiring in the premises. The full amount of leasehold improvement allowance had been used up by the Company by December 31, 2009. The Company accounts for the benefit of the leasehold improvement allowance on a straight line basis as a reduction of rental expense over the 5 year lease term.

The following table sets forth the deferred lease incentive:

	December 31,	December 31,
	2010	2009

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(30,000)	(10,000)

Balance	$70,000	$90,000

Deferred Office Lease Expense

The office lease agreement, discussed above, requires an initial annual base rent of $76,524 with annual increases over the next five years. The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $63,117 and $31,670 as of December 31, 2010, and 2009, respectively.

Deferred Lab Lease Expense

On May 21, 2009, the Company entered into a one year agreement to use lab space commencing on July 1, 2009. The lessor granted free rent to the Company for the period from July 1, 2009 to September 30, 2009. The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $6,831 as of December 31, 2009. The lease was renewed for one year on June 28, 2010. There was no deferred rent liability for the lab lease as of December 31, 2010.

11.	Net Loss per Common Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Net loss per common share assuming dilution was computed by reflecting potential dilution from the exercise of stock options and warrants. As of December 31, 2010 and 2009, there were stock options and warrants to acquire 13,701,378 and 16,291,038 shares of our common stock, respectively. These shares were excluded from the computations of diluted loss per share because their effect would be anti-dilutive.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to December 31, 2010:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company’s founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

These share purchases were negotiated by the parties at various dates prior to the August 10, 2001 share issuance date.

c)
On October 10, 2001 the Company issued 400,000 shares of common stock to Chong Kun Dang Pharmaceutical Corp. (“CKD”) for cash of $479,991 and 400,000 shares of common stock to an individual investor for cash of $479,991.

d)	On October 10, 2001 the Company issued 200,000 shares of common stock to CKD for cash of $479,985.

e)	Since inception, the Company’s founders have transferred 800,000 shares of the common stock described in a) to officers and directors of the Company.

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

i)
Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn’s common stock was adjusted to reflect the par value of Corporate Road Show Com Inc. (“CRS”) common stock. In the acquisition merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. All shares and earnings per share information have been retroactively restated in these financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock (cont’d)

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for services.

l)
On December 2, 2005, the holders of a convertible note, representing $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the note into the Company’s common stock. Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company’s common stock for cash of $9,600 and the Company issued an aggregate of 40,000 shares.

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,200 and the Company issued an aggregate of 5,000 shares.

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

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $15,600 and the Company issued an aggregate of 19,500 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock (cont’d)

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023. Investors also were issued one warrant for every five shares purchased. One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value as discussed in footnote 14.Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds. Private placement costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value, as discussed in footnote 15.. The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,800,023

Allocated to liabilities:
Warrant liabilities	1,392,476
Put feature on common stock	4,401,169
Total allocated to liabilities	5,793,645

Allocated to equity:
Common stock and additional paid-in capital	1,144,704

Allocated to expense:
Financing expense	(138,326)

Total allocated gross proceeds:	$6,800,023

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock (cont’d)

y)
On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price of $1.40 per unit for total gross proceeds of $900,001. One warrant will entitle the holder to purchase an additional share of common stock at a price of $1.80 at any time over a period of three years from the date of the private placement, and is recorded as a liability at fair value. The Company extended anti-dilution protection to investors, and the provision is structured in a way that is designed to protect the holder’s position from being diluted and contains a price based on a mathematical computation.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$900,001

Allocated to liabilities:
Warrant liabilities	190,917
Put feature on common stock	553,569
Total allocated to liabilities	744,486

Allocated to common stock and additional paid-in capital	155,515
Total allocated gross proceeds:	$900,001

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $7,200 and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock (cont’d)

ac)
On June 5, 2009 the Company closed on a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total gross proceeds of $3,000,000 and incurred $289,090 of stock issuance costs. The investor was also issued:

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

The closing costs included 142,857 warrants valued at $122,257 and were recorded as a financing expense. All warrants issued from this purchase agreement are recorded as liabilities at fair value.

The Company incurred a derivative loss upon issuance of these warrants, as the fair value of the warrants at inception was greater than the proceeds received from the investor. The derivative loss was combined with unrealized gains (losses) for the year ended December 31, 2009.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$3,000,000

Allocated to liabilities:
Warrant liabilities	3,451,194

Allocated to equity:
Common stock and additional paid-in capital	-

Allocated to expense:
Financing expense	(122,257)
Derivative loss at inception	(328,937)
Total allocated to expense	(451,194)

Total allocated gross proceeds:	$3,000,000

ad)
On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 18, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $422,300.

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,600 and the Company issued an aggregate of 15,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock (cont’d)

af)
On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for net proceeds of $3,371,340, which includes $128,659 of stock issuance costs.

ag)
On October 23, 2009, the Company closed on a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for gross proceeds of $5,000,000, which includes $351,928 of stock issuance costs. The investors were also issued warrants to purchase 2,125,334 shares of common stock at a purchase price of $1.00 per share, exercisable on or after the date of delivery until the five-year anniversary, and were recorded as liabilities at fair value. The closing costs included 245,932 warrants valued at $101,693 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,000,000

Allocated to liabilities:
Warrant liabilities	1,114,627

Allocated to equity:
Common stock and additional paid-in capital	3,987,066

Allocated to expense:
Financing expense	(101,693)

Total allocated gross proceeds:	$5,000,000

ah)
On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $476,200.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock (cont’d)

ai)
On February 12, 2010, the Company entered into two consulting agreements pursuant to which the Company issued 300,000 shares of common stock upon the execution of the agreements. Upon the extension of the term, 200,000 shares of common stock for each month will be issued until the termination of services.

The following table lists the issuances of shares by the Company under the consulting agreement:

Date of Issuance	Number of Shares Issued	Market Value Per Share	Total Market Value of Share Issuance
February 12, 2010	300,000	$1.22	$366,000
May 24, 2010	200,000	1.40	280,000
June 15, 2010	200,000	1.15	230,000
August 2, 2010	400,000	1.37	548,000
September 21, 2010	200,000	1.20	240,000
October 21, 2010	200,000	1.16	232,000
November 11, 2010	200,000	1.06	212,000

Total	1,700,000		$2,108,000

The market value of these shares was recorded as an expense and is reflected in general and administrative expenses in the Company’s statement of operations. The agreements were terminated by the Company on November 11, 2010.

aj)	In March 2010, warrant holders exercised warrants to purchase shares of Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised 890,051 cashless warrants to obtain shares of Company’s common stock and the Company issued an aggregate of 547,674 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

12.	Common Stock (cont’d)

ao)
On June 30, 2010, the Company entered into a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for gross proceeds of $10,000,000, which includes $681,773 of stock issuance costs. The investors were also issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.90 per share. The warrants became immediately exercisable on the date of delivery until the four-year anniversary of the date of issuance. These warrants have been valued at $1,800,800 and recorded as warrant liabilities. The closing costs included 200,000 warrants valued at $180,080 and were recorded as a financing expense.

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	1,980,880

Allocated to equity:
Common stock and additional paid-in capital	8,199,200

Allocated to expense:
Financing expense	(180,080)

Total allocated gross proceeds:	$10,000,000

ap)	In November 2010, warrant holders exercised 936,883 cashless warrants to obtain shares of Company’s common stock and the Company issued an aggregate of 247,491 shares.

aq)	In December 2010, warrant holders exercised 530,900 cashless warrants to obtain shares of Company’s common stock and the Company issued an aggregate of 126,195 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

13.	Stock-Based Compensation

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements. Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006. At December 31, 2010, 8,426,000 shares of common stock were available for issuance.

Prior to adoption of the Plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company’s results of operations for the years ended December 31, 2010 and 2009 include share-based employee compensation expense totaling $470,366, and $565,150 respectively. Such amounts have been included in the statement of operations in general and administrative and research and development expenses. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $114,291 and $(67,619) for the years ended December 31, 2010 and 2009, respectively. Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

13.	Stock-Based Compensation (cont’d)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the years ended December 31, 2010 and 2009, and the period from inception (March 19, 2001) to December 31, 2010, all of which relates to stock options is as follows:

	Year Ended December 31,
	2010	2009	Inception (March 19, 2001) to December 31, 2010
Statement of operations line item:
General and administrative:
Payroll	$393,425	$443,013	$1,993,516
Consulting and other professional fees	93,581	(67,644)	759,957
Research and development:
Payroll	76,941	122,137	876,296
Consulting and other professional fees	20,710	25	1,309,253

Total	$584,657	$497,531	$4,939,022

Summary of Stock Option Transactions

There were a total of 725,000 stock options granted with exercise prices ranging from $1.17-$1.33, fair value on the date of grant of $616,000, and a weighted average grant date fair value of $0.85 during the year ended December 31, 2010. A total of 180,000 stock options were granted with exercise prices ranging from $0.73 - $1.28, grant date fair value of $134,917, and a weighted average grant date fair value of $0.75 during the year ended December 31, 2009. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the simplified method as allowed under SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Year Ended December 31,

	2010	2009

Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	103 - 107%	100 - 108%
Risk free interest rate	0.26 – 2.40%	0.51 - 2.55%
Expected term (in years)	1 - 5 years	1 - 5 years

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

13.	Stock-Based Compensation (cont’d)

The following table summarizes the employee and non-employee share-based transactions:

	2010		2009
	Shares Subject to Options	Weighted Avg. Exercise Prices	Shares Subject to Options	Weighted Avg. Exercise Prices
Outstanding at January 1	7,715,795	$0.98	7,760,795	$1.01
Granted	725,000	$1.26	180,000	$1.09
Exercised	(155,500)	$0.68	(15,000)	$0.24
Cancelled	(208,500)	$1.19	(210,000)	$1.71

Outstanding at December 31	8,076,795	$1.01	7,715,795	$0.98

The following table summarizes information about stock options outstanding as of December 31, 2010 and 2009:

	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	8,076,795	$1.01	5.4 years	$2,198,790

Exercisable at December 31, 2010	6,762,795	$1.00	4.8 years	$2,023,980

Outstanding at December 31, 2009	7,715,795	$0.98	6.1 years	$352,350

Exercisable at December 31, 2009	6,289,295	$0.99	5.3 years	$352,350

The total intrinsic value of the options exercised was $239,560 and $9,300, respectively, for the years ended December 31, 2010 and 2009, respectively. The weighted average fair value of the options vested was $0.76 and $0.54 for the years ended December 31, 2010, and 2009, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

13.	Stock-Based Compensation (cont’d)

A summary of the Company’s unvested shares as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

	2010
	Subject to Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2010	1,426,500	$0.72
Granted	725,000	$0.85
Vested	(675,500)	$0.76
Cancelled	(162,000)	$0.87

Unvested at December 31, 2010	1,314,000	$0.77

As of December 31, 2010 and 2009, there was $685,636 and $877,048 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.4 years and 1.7 years, respectively.

14.	Warrants

As at December 31, 2010, warrants to purchase 5,624,583 shares were outstanding, having exercise prices ranging from $0.82 to $1.90 and expiration dates ranging from March 20, 2011 and October 19, 2014.

	2010		2009
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	8,575,243	$1.10	1,207,151	$1.80
Issued during the period	2,200,000	$1.90	9,590,314	$1.14
Exercised during the period	(5,150,660)	$1.01	-	$-
Expired during the period	-	$-	(2,222,222)	$1.05

Balance at December 31	5,624,583	$1.48	8,575,243	$1.10

At December 31, 2010 and 2009, the average remaining contractual life of the outstanding warrants was 3.4 years and 2.7 years, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

14.	Warrants (cont’d)

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, these warrants are not indexed to the Company’s stock, and therefore also require liability classification under ASC 815, “Derivatives and Hedging,” (ASC 815).

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for warrants are determined using the Binomial Lattice (“Lattice”) valuation technique. The Lattice model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Lattice model to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario.

Significant assumptions are determined as follows:

Trading market values—Published trading market values;
Exercise price—Stated exercise price;
Term—Remaining contractual term of the warrant;
Volatility—Historical trading volatility for periods consistent with the remaining terms;
Risk-free rate—Yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is approximately 5%. For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

14.	Warrants (cont’d)

The warrants issued in December 2007 and March 2008 are not only subject to traditional anti-dilution protection, such as stock splits and dividends, but they are also subject to down-round anti-dilution protection. Accordingly, if the Company sells common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants will adjust to that lower amount. The Lattice model used to value the warrants with down-round anti-dilution protection provides for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants, Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provide for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Binomial Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair Values:	December 31, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	$-	$830,978	$1,392,476
March 20, 2008 financing	123,558	104,752	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	509,973	1,315,626
Series III warrants	751,022	559,689	1,306,200
Warrants to placement agent	69,032	54,157	122,257
October 23, 2009 financing:
Warrants to institutional investors	694,377	944,923	1,012,934
Warrants to placement agent	111,241	95,004	101,693
June 30, 2010 financing	1,217,480	-	1,980,880
Total:	$2,966,710	$3,099,476	$8,130,094

Warrants issued to the placement agents in the December 18, 2007 and June 30, 2010 financings are included with the warrants to investors as they have identical exercise prices and terms. Warrants issued to the placement agents in the June 5, 2009 and October 23, 2009 offerings have different exercise prices and terms than the warrants issued to the investors and are therefore disclosed separately.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

14.	Warrants (cont’d)

The following table summarizes the number of shares indexed to the warrants as of the balance sheet date:

Number of Shares indexed:	December 31, 2010	December 31, 2009	At inception
December 18, 2007 financing	-	2,357,834	1,078,579
March 20, 2008 financing	281,065	281,065	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	1,866,666	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	142,857	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	2,125,334	2,125,334
Warrants to placement agent	227,487	245,932	245,932
June 30, 2010 financing	2,200,000	-	2,200,000
Total:	5,624,583	8,575,243	11,565,717

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	December 31, 2010	December 31, 2009	At transaction date
Trading market prices	$-	$0.68	$1.75
Estimated future volatility	-	102%	143%
Dividend	-	-	-
Estimated future risk-free rate	-	0.47%	3.27%
Equivalent volatility	-	100%	106%
Equivalent risk-free rate	-	0.15%	3.26%
Estimated additional shares to be issued upon dilutive event	-	629,264	98,838

March 20, 2008 financing:	December 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.12	$0.68	$2.14
Estimated future volatility	75%	132%	142%
Dividend	-	-	-
Estimated future risk-free rate	0.47%	0.47%	1.95%
Equivalent volatility	42%	96%	97%
Equivalent risk-free rate	0.12%	0.24%	1.31%
Estimated additional shares to be issued upon dilutive event	25,462	75,011	7,479

June 5, 2009 financing:	December 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.12	$0.68	$1.14
Estimated future volatility	94-100%	89-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.84-4.18%	1.81-4.18%	0.63-4.31%
Equivalent volatility	72-73%	91-95%	103-117%
Equivalent risk-free rate	0.52%	0.58-1.11%	.20-1.44%

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

14.	Warrants (cont’d)

October 23, 2009 financing:	December 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.12	$0.68	$0.69
Estimated future volatility	100%	74-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.84%	2.82-4.18%	2.63-3.80%
Equivalent volatility	65-74%	95-96%	98-99%
Equivalent risk-free rate	0.38-.58%	0.86-1.27%	.93-1.16%

June 30, 2010 financing:	December 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.12	$-	$1.43
Estimated future volatility	67% %	-	100%
Dividend	-	-	-
Estimated future risk-free rate	1.84%	-	1.78%
Equivalent volatility	89%	-	98%
Equivalent risk-free rate	0.52%	-	0.59%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative from March 19, 2001 (Inception) to December 31, 2010
December 18, 2007 financing	$(510,776)	$(243,841)	$50,722
March 20, 2008 financing	(18,806)	(36,196)	67,359
June 5, 2009 financing:
Series I warrants	-	707,111	707,111
Series II warrants	(2,996,828)	805,653	(2,191,175)
Series III warrants	(191,333)	746,511	555,178
Warrants to placement agent	(29,255)	68,100	38,845
Derivative loss at inception	-	(328,937)	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	(798,694)	68,011	(730,683)
Warrants to placement agent	(40,854)	6,689	(34,165)
June 30, 2010 financing	763,400	-	763,400
Total:	$(3,823,146)	$1,793,101	$(1,102,345)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

15.	Put Feature on Common Stock

The Anti-dilution provision extended in the December 2007 and March 2008 financings is a financial instrument separate and apart from the share. It is a freestanding written put (a put on our common stock As an enterprise value put, the contracts’ value moves inversely with the value of the underlying common stock which, under ASC 480, is not consistent with the general concepts or criterion for equity classified financial instruments. Accordingly, the written put was required to be classified as a liability under ASC 480 and recorded at fair value each reporting period, while the common stock achieved equity classification. Changes in the fair value of the anti-dilution make-whole provision are reported as “unrealized gain (loss) on fair value of put feature on common stock.”

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian motion is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

Expected stock prices returned from the stochastic model were then input into the Binomial Lattice model to provide a put value at each of the expected price and these values were probability weighted to determine the overall fair value of the anti-dilution make-whole provision. The term was based on the remaining term of the put (two years at inception) and the inputs for volatility and interest rate were based on projected volatility and interest rate in the future over the remaining term.

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	December 31, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	97,713	553,569
Total:	$-	$97,713	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the balance sheet date:

Number of Shares indexed:	December 31, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	642,858	642,858
Total:	-	642,858	5,500,017

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

15.	Put Feature on Common Stock (cont’d)

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of December 31, 2010.

The assumptions used in calculating the fair values of the Anti-dilution provision were as follows:

December 18, 2007 financing:	December 31, 2010	December 31, 2009	At transaction date
Trading market prices	-	-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

March 20, 2008 financing:	December 31, 2010	December 31, 2009	At transaction date
Trading market prices	-	$0.68	$2.14
Estimated future stock price	-	$0.68	$1.36-$2.10
Estimated future volatility	-	37%	142%
Dividend	-	-	-
Estimated future risk-free rate	-	0.06%	1.85%

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain (loss) on fair value of put” in the statement of operations:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative from March 19, 2001 (Inception) to December 31, 2010
December 18, 2007 financing	$-	$1,794,554	$2,148,418
March 20, 2008 financing	97,713	120,625	167,121
Total:	$97,713	$1,915,180	$2,315,539

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

16.	Income Taxes

No provision for Federal and State income taxes was required for the years ended December 31, 2010 and 2009, due to the Company’s operating losses and increased deferred tax asset valuation allowance. At December 31, 2010 and 2009, the Company has unused net operating loss carry-forwards of approximately $46,283,000 and $36,254,000 which expire at various dates through 2030. Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of December 31, 2010 and 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	2010	2009
Net operating loss carry-forwards	$18,050,380	$14,138,900
Valuation allowance	(18,050,380)	(14,138,900)

Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions. The 2007 through 2010 tax years are open and potentially subject to examination by the federal and Maryland state taxing authorities.

The Company was awarded a refundable tax credit of $822,137 in 2010 from the federal government through the Qualified Therapeutic Discovery Project Program enacted from the Patient Protection and Affordable Care Act of 2010. The Company was eligible for this tax credit based upon its expenses for qualified projects in 2009 and 2010. Qualified projects include are defined projects which treat prevent diseases and conditions by conducting pre-clinical activities, clinical trials, or carrying out research protocols. The tax credit is reflected as a reduction to research and development expenses. As of December 31, 2010, $676,624 of the credit had been received by the Company. The remaining $145,513 is included as a receivable and was received in January 2011.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

17.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2010, the total estimated cost to be incurred under these agreements was approximately $17,422,893 and the Company had made payments totaling $4,353,620 under the terms of the agreements as of December 31, 2010. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012. The agreements result in annual commitments for each key executive of $200,000, $350,000 and $250,000, respectively. The employment agreements were amended on September 9, 2010 and will expire on September 9, 2013.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement. The initial license fee was $100,000, all of which was paid by December 31, 2009. The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties. As of December 31, 2010, this milestone has not yet occurred.

d)
On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009. The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the years ended December 31, 2010 and 2009 was $108,418 and $112,973, respectively.

Future rental payments over the next four years are as follows:

2011	$148,593
2012	158,835
2013	162,806
2014	82,408
$552,642

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor. The Company has restricted cash equivalents of the same amount for the letter of credit. On August 2, 2010, the letter of credit and was amended and reduced to $50,000. The restricted cash equivalent was also reduced to $50,000.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

17.	Commitments and Contingencies (cont’d)

e)
On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117. At December 31, 2010, the Company has proceeds remaining of $351,893 and has included this amount in restricted cash equivalents. The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.

f)
The Company established a 401(k) plan for its employees where the Company matches 100% of the first 3% of the employee’s deferral plus 50% of an additional 2% of the employee’s deferral The expense related to this matching contribution aggregated $65,019 and $49,519 for the years ended December 31, 2010 and 2009 respectively.

g)
On June 28, 2010, the Company signed a one year renewal to use lab space commencing on July 1, 2010. The lease requires monthly rental payments of $4,554. Rent paid under the Company’s lease during the years ended December 31, 2010 and 2009 was $54,648 and $13,662, respectively.

18.	Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

18.	Fair Value Measurements (cont’d)

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$401,893	$351,893	$50,000	-
Marketable Securities	2,451,620	2,451,620	-	-
Total Assets:	$2,853,513	$2,803,513	$50,000	-

Liabilities:
Warrant Liabilities	$2,966,710	-	-	$2,966,710

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$2,026,060	$1,925,012	$101,048	-
Marketable Securities	175,000	175,000	-	-
Total Assets:	$2,201,060	$2,100,012	$101,048	-

Liabilities:
Warrant liabilities	$3,099,476	-	-	$3,099,476
Put feature on common stock	97,713	-	-	97,713
Total Liabilities:	$3,197,189	-	-	$3,197,189

As of December 31, 2010 and 2009, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as discussed in note 17, and classified within level 2 of the fair value hierarchy

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities and put feature on common stock is discussed in footnotes 14 and 15, respectively.

The following table sets forth a reconciliation of changes in the year ended December 31, 2010 and 2009 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

18.	Fair Value Measurements (cont’d)

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2010	$3,099,476	$97,713	$3,197,189
Additions, fair value of warrants issued in June 2010	1,980,880	-	1,980,880
Unrealized losses (gains)	3,823,146	(97,713)	3,725,433
Transfers out of level 3	(5,936,792)	-	(5,936,792)
Balance at December 31, 2010	$2,966,710	$-	$2,966,710
	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2009	$655,693	$4,652,091	$5,307,784
Additions, fair value of warrants issued in 2009, net of inception loss of $328,937	4,236,884	-	4,236,884
Unrealized gains	(1,793,101)	(1,915,179)	(3,708,280)
Transfers out of level 3	-	(2,639,199)	(2,639,199)
Balance at December 31, 2009	$3,099,476	$97,713	$3,197,189

Transfers out of Level 3 for warrant liabilities consist of warrant exercises. Transfers out of Level 3 for the put feature on common stock consist of dilutive issuances when the Company issued shares to investors at a lower price than the shares issued to the investors in the December 18, 2007 and March 20, 2008 financings. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

19.	Subsequent Event

On January 19, 2011, The Company and TEVA entered into a second amendment to the Securities Purchase Agreement closed in September, 2009, as discussed in note 17. Pursuant to the terms of the amendment, TEVA purchased 2,334,515 shares of the Company’s common stock in a private offering for net proceeds of $3.95 million. The investment by TEVA is restricted to further supporting the research and development program for the pre-clinical development of RX-3117.

Index

Rexahn Pharmaceuticals, Inc.

Restated Quarterly Financial Statements	Page
For the Three and Nine Months Ended September 30, 2010	1
For the Three and Six Months June 30, 2010	23
For the Three Months ended March 31, 2010	46

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2010 (Restated) (unaudited)	December 31, 2009 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$15,829,783	$7,298,032
Marketable securities	604,275	175,000
Prepaid expenses and other current assets	481,048	320,935
Note receivable – current portion	28,023	-
Total Current Assets	16,943,129	7,793,967
Restricted Cash Equivalents	1,183,606	2,026,060
Note Receivable	25,688	-
Equipment, Net	137,879	168,978
Total Assets	$18,290,302	$9,989,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,341,172	$785,904

Deferred Revenue	918,750	975,000

Other Liabilities	138,229	128,501

Warrant Liabilities (note 3)	4,127,250	3,099,476

Put Feature on Common Stock (note 4)	-	97,713

Total Liabilities	6,525,401	5,086,594
Commitments and Contingencies
Stockholders' Equity (note 5):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 83,401,368 (2009 – 71,938,701) issued and outstanding 83,387,163 (2009 – 71,924,496)	8,339	7,194
Additional paid-in capital	54,913,988	36,641,183
Accumulated other comprehensive income	315	-
Accumulated deficit during the development stage	(43,129,331)	(31,717,556)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	11,764,901	4,902,411

Total Liabilities and Stockholders' Equity	$18,290,302	$9,989,005

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from March 19, 2001 (Inception) to September 30,
	2010 (Restated)	2009 (Restated)	2010 (Restated)	2009 (Restated)	2010 (Restated)
Revenues:
Research	$18,750	$18,750	$56,250	$56,250	$581,250

Expenses:
General and administrative	1,561,377	724,067	4,423,376	2,285,804	22,231,918
Research and development	690,089	424,609	2,509,600	2,018,766	18,993,415
Patent fees	123,147	107,618	238,089	258,421	1,463,142
Depreciation and amortization	11,663	17,292	34,843	41,638	579,651

Total Expenses	2,386,276	1,273,586	7,205,908	4,604,629	43,268,126

Loss from Operations	(2,367,526)	(1,254,836)	(7,149,658)	(4,548,379)	(42,686,876)

Other Income (Expense)
Realized gain (loss) on marketable securities .	-	-	-	11,025	(9,341)
Interest income	49,418	17,407	97,699	32,309	1,276,498
Interest expense	-	-	-	-	(301,147)
Other income	-	-	56,047	-	56,047
Unrealized gain (loss) on fair value of warrants	2,536,999	477,747	(4,333,496)	1,074,714	(1,612,695)
Unrealized gain on fair value of put feature on common stock	-	952,362	97,713	2,077,965	2,315,539
Financing expense	-	-	(180,080)	(122,257)	(542,356)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	2,586,417	1,447,516	(4,262,117)	3,073,756	(442,455)

Net Income (Loss) Before Provision for Income Taxes	218,891	192,680	(11,411,775)	(1,474,623)	(43,129,331)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$218,891	$192,680	$(11,411,775)	$(1,474,623)	$(43,129,331)

Net income (loss) per share, basic and diluted	$0.00	$0.00	$(0.15)	$(0.03)

Weighted average number of shares outstanding, basic and diluted (Note 6)	83,063,250	61,027,293	76,932,814	58,440,503

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Cumulative From March 19, 2001 (Inception) to September 30,
	2010	2009	2010
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss	$(11,411,775)	$(1,474,623)	$(43,129,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	1,663,999	-	1,685,876
Depreciation and amortization	34,843	41,638	579,651
Stock option compensation	435,305	489,094	4,789,670
Amortization of deferred revenue	(56,250)	(56,250)	(581,250)
Note receivable	(53,711)	-	(53,711)
Realized (gains) losses on marketable securities	-	(11,025)	9,341
Unrealized (gain) loss on fair value of warrants	4,333,496	(1,074,714)	1,612,695
Unrealized (gain) loss on fair value of put feature on common stock	(97,713)	(2,077,965)	(2,315,539)
Financing expense	180,080	122,257	542,356
Amortization of deferred lease incentive	(15,000)	(5,000)	(25,000)
Deferred lease expenses	24,728	26,171	63,229
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(160,113)	146,482	(481,048)
Accounts payable and accrued expenses	555,268	115,395	1,341,172
Net Cash Used in Operating Activities	(4,566,843)	(3,758,540)	(34,050,757)

Cash Flows from Investing Activities:
Restricted cash equivalents	842,454	(2,100,533)	(1,183,606)
Purchase of equipment	(3,744)	(15,805)	(547,446)
Purchase of marketable securities	(503,960)	(1,196,824)	(11,273,960)
Proceeds from sales of marketable securities	75,000	4,758,079	10,660,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used in) Investing Activities	409,750	1,444,917	(2,700,569)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	9,318,228	6,085,851	42,585,301
Proceeds from exercise of stock options	107,240	-	110,842
Proceeds from exercise of stock warrants	3,263,376	-	3,263,376
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	12,688,844	6,085,851	52,581,109
Net Increase in Cash and Cash Equivalents	8,531,751	3,772,228	15,829,783
Cash and Cash Equivalents - beginning of period	7,298,032	369,130	-
Cash and Cash Equivalents - end of period	$15,829,783	$4,141,358	$15,829,783

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,		Cumulative From March 19, 2001 (Inception) to September 30,
	2010 Restated)	2009 (Restated)	2010 (Restated)
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$1,980,880	$3,451,194	$8,130,094
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$1,494,311	$2,639,199
Warrant liability extinguishment from exercise of warrants	$5,286,602	$-	$5,286,602
Leasehold improvement incentive	$-	$-	$100,000
Settlement of lawsuit	$43,953	$-	$43,953

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment

The financial statements of the Company as of and for the three and nine months ended September 30, 2009 and 2008 have been restated as a result of management’s determination that the Company had misclassified warrants issued to investors through offerings occurring in December 2007, March 2008, June 2009, October 2009 and June, 2010. The warrants were previously reported as equity, but further review by management concluded that these warrants should have been classified as liabilities at inception due to provisions within the warrant agreement, and should be reported at fair value at the balance sheet date.

Management also determined that the anti-dilution make whole provision (the “Anti-dilution provision”) which is a put on the common stock, issued in the 2007 and 2008 offerings were also misclassified as equity. In the event that the Company issued shares or share indexed contracts below an effective purchase price paid by the investors, the investor would receive additional shares equal to a ratio of the initial purchase price per share less the original number of common shares issued. The Anti-dilution provision expires on the second anniversary of the financing and should have been reported as a liability at fair value at inception.

The restatement had no effect on the Company’s cash, loss from operations or net cash used in operating activities for the three and nine months ended September 30, 2010 and 2009. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s balance sheet as of September 30, 2010 and December 31, 2009 and statement of operations and cash flows for the three and nine months then September 30, 2010 and 2009 is as follows:

(All amounts in U.S. dollars)
BALANCE SHEET AS OF SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Warrant liabilities	-	4,127,250	4,127,250
Total liabilities	2,398,151	4,127,250	6,525,401
Additional paid-in capital	59,201,726	(4,287,738)	54,913,988
Accumulated deficit during the development stage	(43,289,819)	(160,488)	(43,129,331)
Total stockholders’ equity	15,892,151	(4,127,250)	11,764,901

BALANCE SHEET AS OF DECEMBER 31, 2009
	As previously reported	Effect of Restatement	As restated
Warrant liabilities	-	3,099,476	3,099,476
Put feature on common stock	-	97,713	97,713
Total liabilities	1,889,405	3,197,189	5,086,594
Additional paid-in capital	44,414,723	(7,773,540)	36,641,183
Accumulated deficit during the development stage	(36,293,907)	4,756,351	(31,717,556)
Total stockholders’ equity	8,099,600	(3,197,189)	4,903,697

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment (cont’d)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of warrants	-	2,536,999	2,536,999
Financing expense	-	-	-
Total other income (expense)	49,418	2,536,999	2,586,417
Net (loss) income before provision for income taxes	(2,318,108)	2,536,999	218,891
Net (loss) income	(2,318,108)	2,536,999	218,891
Net (loss) income per share, basic and diluted	(0.03)	0.03	0.00

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	952,362	952,362
Unrealized gain on fair value of warrants	-	477,747	477,747
Total other income	17,407	1,430,109	1,447,516
Net (loss) income before provision for income taxes	(1,237,429)	1,430,109	192,680
Net (loss) income	(1,237,429)	1,430,109	192,680
Net (loss) income per share, basic and diluted	(0.02)	0.02	0.00

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	97,713	97,713
Unrealized loss on fair value of warrants	-	(4,333,496)	(4,333,496)
Financing expense	-	(180,080)	(180,080)
Total other income (expense)	153,746	(4,415,863)	(4,262,117)
Net loss before provision for income taxes	(6,995,912)	(4,415,863)	(11,411,775)
Net loss	(6,995,912)	(4,415,863)	(11,411,775)
Net loss per share, basic and diluted	(0.09)	(0.06)	(0.15)

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	2,077,965	2,077,965
Unrealized gain on fair value of warrants	-	1,074,714	1,074,714
Financing expense	-	(122,257)	(122,257)
Total other income (expense)	43,334	3,030,422	3,073,756
Net loss before provision for income taxes	(4,505,045)	3,030,422	(1,474,623)
Net loss	(4,505,045)	3,030,422	(1,474,623)
Net loss per share, basic and diluted	(0.08)	0.05	(0.03)

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(6,995,912)	(4,415,863)	(11,411,775)
Unrealized gain on fair value of put feature on common stock	-	(97,713)	(97,713)
Unrealized loss on fair value of warrants	-	4,333,496	4,333,496
Financing expense	-	180,080	180,080
Net cash used in operating activities	(4,566,843)	-	(4,566,843)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment (cont’d)

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
	As previously reported	Effect of Restatement	As restated
Net loss	(4,505,045)	3,030,422	(1,474,623)
Unrealized gain on fair value of put feature on common stock	-	(2,077,965)	(2,077,965)
Unrealized gain on fair value of warrants	-	(1,074,714)	(1,074,714)
Financing expense	-	122,257	122,257
Net cash used in operating activities	(3,758,540)	-	(3,758,540)

STATEMENT OF OPERATIONS FROM MARCH 19, 2011 (INCEPTION) TO SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	2,315,539	2,315,539
Unrealized loss on fair value of warrants	-	(1,612,695)	(1,612,695)
Financing expense	-	(542,356)	(542,356)
Total other income (expense)	(602,943)	160,488	(442,455)
Net loss before provision for income taxes	(43,289,819)	160,488	(43,129,331)
Net loss	(43,289,819)	160,488	(43,129,331)

STATEMENT OF CASH FLOWS FROM MARCH 19, 2011 (INCEPTION) TO SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(43,289,819)	160,488	(43,129,331)
Unrealized gain on fair value of put feature on common stock	-	(2,315,539)	(2,315,539)
Unrealized loss on fair value of warrants	-	1,612,695	1,612,695
Financing Expense	-	542,356	542,356
Net cash used in operating activities	(34,050,757)	-	(34,050,757)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

2.	Fair Value Measurements (restated)

ASC 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$1,183,606	$1,133,606	$50,000	-
Marketable Securities	604,275	604,275	-	-
Total Assets:	$1,787,881	$1,737,881	$50,000	-

Liabilities:
Warrant Liabilities	$4,127,250	-	-	$4,127,250

Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$2,026,060	$1,925,012	$101,048	-
Marketable Securities	175,000	175,000	-	-
Total Assets:	$2,201,060	$2,100,012	$101,048	-

Liabilities:
Warrant Liabilities	$3,099,476	-	-	$3,099,476
Put Feature on Common Stock	97,713	-	-	97,713
Total Liabilities:	$3,197,189	-	-	$3,197,189

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

2.	Fair Value Measurements (restated) (cont’d)

As of September 30, 2010 and December 31, 2009, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy.

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as discussed in note 16, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities and put feature on common stock is discussed in footnotes 3 and 4, respectively.

The following table sets forth a reconciliation of changes for the nine months ended September 30, 2010 and 2009 in the fair value of the liabilities classified as level 3 in the fair value hierarchy

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2010	$3,099,476	$97,713	$3,197,189
Additions, fair value of warrants issued in June 2010	1,980,880	-	1,980,880
Unrealized losses (gains)	4,333,496	(97,713)	4,235,783
Transfers out of Level 3	(5,286,602)	-	(5,286,602)
Balance at September 30, 2010	$4,127,250	$-	$4,127,250

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2009	$655,693	$4,652,091	$5,307,784
Additions, fair value of warrants issued in 2009, net of derivative loss of $328,937	3,122,257	-	3,122,257
Unrealized gains	(1,074,714)	(2,077,965)	(3,152,679)
Transfers out of Level 3	-	(1,494,311)	(1,494,311)
Balance at September 30, 2009	$2,703,236	$1,079,815	$3,783,051

Transfers out of Level 3 for warrant liabilities consist of warrant exercises. Transfers out of Level 3 for the put feature consist of dilutive issuances when the Company issued shares to investors at a lower price than the shares issued to the investors in the December 18, 2007 and March 20, 2008 financings. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated)

As at September 30, 2010, warrants to purchase 7,092,366 shares were outstanding, having exercise prices ranging from $0.82 to $1.90 and expiration dates ranging from December 18, 2010 and October 19, 2014.

	2010		2009
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	8,575,243	$1.10	1,207,151	$1.80
Issued during the period	2,200,000	$1.90	6,649,546	$1.22
Exercised during the period	(3,682,877)	$(0.89)	-	$-
Expired during the period	-	$-	(2,222,222)	$1.05

Balance at September 30	7,092,366	$1.35	5,634,475	$1.41

At September 30, 2010 the average remaining contractual life of the outstanding warrants was 2.9 years.

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, these warrants are not indexed to the Company’s stock, and therefore also require liability classification under ASC 815, “Derivatives and Hedging,” (ASC 815).

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for warrants are determined using the Binomial Lattice (“Lattice”) valuation technique. The Lattice model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Lattice model to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario.

Significant assumptions are determined as follows:

Trading market values—Published trading market values;
Exercise price—Stated exercise price;
Term—Remaining contractual term of the warrant;
Volatility—Historical trading volatility for periods consistent with the remaining terms;
Risk-free rate—Yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is approximately 5%. For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated) (cont’d)

The warrants issued in December 2007 and March 2008 are not only subject to traditional anti-dilution protection, such as stock splits and dividends, but are also subject to down-round anti-dilution protection. Accordingly, if the Company sells common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants will adjust to that lower amount. The Lattice model used to value the warrants with down-round anti-dilution protection provides for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants. Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provide for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The following table summarizes the fair value of the warrants record at fair value as warrant liabilities:

Fair Values:	September 30, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	$650,190	$830,978	$1,392,476
March 20, 2008 financing	121,071	104,752	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	509,973	1,315,626
Series III warrants	965,377	559,689	1,306,200
Warrants to placement agent	86,052	54,157	122,257
October 23, 2009 financing:
Warrants to institutional investors	913,880	944,923	1,012,934
Warrants to placement agent	140,200	95,004	101,693
June 30, 2010 financing	1,250,480	-	1,980,880
Total:	$4,127,250	$3,099,476	$8,130,094

Warrants issued to the placement agents in the December 18, 2007 and June 30, 2010 financings are included with the warrants to investors as they have identical exercise prices and terms. Warrants issued to the placement agents in the June 5, 2009 and October 23, 2009 offerings have different exercise prices and terms than the warrants issued to the investors and are therefore disclosed separately.

The following table summarizes the number of shares indexed to the warrants as of the balance sheet date:

Number of Shares indexed:	September 30, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	1,467,783	2,357,834	1,078,579
March 20, 2008 financing	281,065	281,065	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	1,866,666	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	142,857	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	2,125,334	2,125,334
Warrants to placement agent	227,487	245,932	245,932
June 30, 2010 financing	2,200,000	-	2,200,000
Total:	7,092,366	8,575,243	11,565,717

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated) (cont’d)

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	September 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.16	$0.68	$1.75
Estimated future volatility	92%	102%	143%
Dividend	-	-	-
Estimated future risk-free rate	0.16%	0.47%	3.27%
Equivalent volatility	39%	100%	106%
Equivalent risk-free rate	0.16%	0.15%	3.26%
Estimated additional shares to be issued upon dilutive event	84,405	629,264	98,838

March 20, 2008 financing:	September 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.16	$0.68	$2.14
Estimated future volatility	225%	132%	142%
Dividend	-	-	-
Estimated future risk-free rate	0.19%	0.47%	1.95%
Equivalent volatility	36%	96%	97%
Equivalent risk-free rate	0.16%	0.24%	1.31%
Estimated additional shares to be issued upon dilutive event	16,163	75,011	7,479

June 5, 2009 financing:	September 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.16	$0.68	$1.14
Estimated future volatility	70%	89-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.08%	1.81-4.18%	0.63-4.31%
Equivalent volatility	84%	91-95%	103-117%
Equivalent risk-free rate	0.39%	0.58-1.11%	.20-1.44%

October 23, 2009 financing:	September 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.16	$0.68	$0.69
Estimated future volatility	70-75%	74-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.08%	2.82-4.18%	2.63-3.80%
Equivalent volatility	78-84%	95-96%	98-99%
Equivalent risk-free rate	0.32-0.41%	0.86-1.27%	.93-1.16%

June 30, 2010 financing:	September 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.16	-	$1.43
Estimated future volatility	70%	-	100%
Dividend	-	-	-
Estimated future risk-free rate	1.08%	-	1.78%
Equivalent volatility	85%	-	98%
Equivalent risk-free rate	0.39%	-	0.59%

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated) (cont’d)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
December 18, 2007 financing	$601,900	$145,188
March 20, 2008 financing	128,848	36,949
June 5, 2009 financing:	-
Series I warrants	-	286,222
Series II warrants	-	9,520
Series III warrants	627,978	311
Warrants to placement agent	52,315	(443)
October 23, 2009 financing:
Warrants to institutional investors	277,849	-
Warrants to placement agent	117,709	-
June 30, 2010 financing	730,400	-
Total:	$2,536,999	$477,747

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative from March 19, 2001 (Inception) to September 30, 2010
December 18, 2007 financing	$(510,776)	$(213,864)	$50,722
March 20, 2008 financing	(16,319)	(31,967)	69,846
June 5, 2009 financing:	-
Series I warrants	-	707,111	707,111
Series II warrants	(2,996,828)	476,933	(2,191,175)
Series III warrants	(405,688)	426,067	340,823
Warrants to placement agent	(46,275)	39,371	21,825
Derivative loss at inception	-	(328,937)	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	(1,018,197)	-	(950,186)
Warrants to placement agent	(69,813)	-	(63,124)
June 30, 2010 financing	730,400	-	730,400
Total:	$(4,333,496)	$1,074,714	$(1,612,695)

4.	Put Feature on Common Stock

The Anti-dilution provision extended in the December 2007 and March 2008 financings is a financial instrument separate and apart from the share. It is a freestanding written put (a put on the Company’s common stock) As an enterprise value put, the contracts’ value moves inversely with the value of the underlying common stock which, under ASC 480, is not consistent with the general concepts or criterion for equity classified financial instruments. Accordingly, the written put was required to be classified as a liability under ASC 480 and recorded at fair value each reporting period, while the common stock achieved equity classification. Changes in the fair value of the anti-dilution make-whole provision are reported as “unrealized gain (loss) on fair value of put feature on common stock.”

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

4.	Put Feature on Common Stock (cont’d)

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian motion is a continuous stochastic process that is widely used in finance for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

Expected stock prices returned from the stochastic model were then input into the Lattice model to provide a put value at each of the expected price and these values were probability weighted to determine the overall fair value of the anti-dilution make-whole provision. The term was based on the remaining term of the put (two years at inception) and the inputs for volatility and interest rate were based on projected volatility and interest rate in the future over the remaining term.

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	September 30, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	97,713	553,569
Total:	$-	$97,713	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the balance sheet date:

Number of Shares indexed:	September 30, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	642,858	642,858
Total:	-	642,858	5,500,017

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

4.	Put Feature on Common Stock (cont’d)

The assumptions used in calculating the fair values of the Anti-dilution provision were as follows:

December 18, 2007 financing:	September 30, 2010	December 31, 2009	At transaction date
Trading market prices	-	-	$1.75
Estimated future stock price	-	-	$0.98-1.73
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

March 20, 2008 financing:	September 30, 2010	December 31, 2009	At transaction date
Trading market prices	-	$0.68	$2.14
Estimated future stock price	-	$0.68	$1.36-2.10
Estimated future volatility	-	37%	142%
Dividend	-	-	-
Estimated future risk-free rate	-	0.06%	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of September 30, 2010.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain (loss) on fair value of put feature on common stock” in the statement of operations:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
December 18, 2007 financing	$-	$872,102
March 20, 2008 financing	-	80,260
Total:	$-	$952,362

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Cumulative from March 19, 2001 (Inception) to September 30, 2010
December 18, 2007 financing	$-	$1,923,269	$2,148,418
March 20, 2008 financing	97,713	154,696	167,121
Total:	$97,713	$2,077,965	$2,135,539

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated)

The following transactions occurred from March 19, 2001 (inception) to December 31, 2010:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company’s founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iv)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

These share purchases were negotiated by the parties at various dates prior to the August 10, 2001 share issuance date.

c)
On October 10, 2001 the Company issued 400,000 shares of common stock to Chong Kun Dang Pharmaceutical Corp. (“CKD”) for cash of $479,991 and 400,000 shares of common stock to an individual investor for cash of $479,991.

d)	On October 10, 2001 the Company issued 200,000 shares of common stock to CKD for cash of $479,985.

e)	Since inception, the Company’s founders have transferred 800,000 shares of the common stock described in a) to officers and directors of the Company.

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

i)
Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn’s common stock was adjusted to reflect the par value of Corporate Road Show Com Inc. (“CRS”) common stock. In the acquisition merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. All shares and earnings per share information have been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for services.

l)
On December 2, 2005, the holders of a convertible note, representing $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the note into the Company’s common stock. Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company’s common stock for cash of $9,600 and the Company issued an aggregate of 40,000 shares.

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,200 and the Company issued an aggregate of 5,000 shares.

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

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $15,600 and the Company issued an aggregate of 19,500 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023. Investors also were issued one warrant for every five shares purchased. One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds. Private placement costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value in accordance with ASC Topic 480. The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,800,023

Allocated to liabilities:
Warrant liabilities	1,392,476
Put feature on common stock	4,401,169
Total allocated to liabilities	5,793,645

Allocated to equity:
Common stock and additional paid-in capital	1,144,704

Allocated to expense:
Financing expense	(138,326)

Total allocated gross proceeds:	$6,800,023

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

y)
On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price of $1.40 per unit for total gross proceeds of $900,001. One warrant will entitle the holder to purchase an additional share of common stock at a price of $1.80 at any time over a period of three years from the date of the private placement, and is recorded as a liability at fair value. The Company extended anti-dilution protection to investors, and the provision is structured in a way that is designed to protect the holder’s position from being diluted and contains a price based on a mathematical computation.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$900,001

Allocated to liabilities:
Warrant liabilities	190,917
Put feature on common stock	553,569
Total allocated to liabilities	744,486

Allocated to common stock and additional paid-in capital	155,515
Total allocated gross proceeds:	$900,001

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $7,200 and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

ac)
On June 5, 2009 the Company closed on a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total gross proceeds of $3,000,000 and incurred $289,090 of stock issuance costs. The investor was also issued:

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

The closing costs included 142,857 warrants valued at $122,257 and were recorded as a financing expense. All warrants issued from this purchase agreement are recorded as liabilities at fair value.

The Company incurred a derivative loss upon issuance of these warrants, as the fair value of the warrants at inception was greater than the proceeds received from the investor. The derivative loss was combined with unrealized gains (losses) on the warrants.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$3,000,000

Allocated to liabilities:
Warrant liabilities	3,451,194

Allocated to equity:
Common stock and additional paid-in capital	-

Allocated to expense:
Financing expense	(122,257)
Derivative loss at inception	(328,937)
Total allocated to expense	(451,194)

Total allocated gross proceeds:	$3,000,000

ad)
On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 18, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $422,300.

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,600 and the Company issued an aggregate of 15,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

af)
On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for net proceeds of $3,371,340, which includes $128,659 of stock issuance costs.

ag)
On October 23, 2009, the Company closed on a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for gross proceeds of $5,000,000, which includes $351,928 of stock issuance costs. The investors were also issued warrants to purchase 2,125,334 shares of common stock at a purchase price of $1.00 per share, exercisable on or after the date of delivery until the five-year anniversary, and were recorded as liabilities at fair value. The closing costs included 245,932 warrants valued at $101,693 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,000,000

Allocated to liabilities:
Warrant liabilities	1,114,627

Allocated to equity:
Common stock and additional paid-in capital	3,987,066

Allocated to expense:
Financing expense	(101,693)

Total allocated gross proceeds:	$5,000,000

ah)
On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $476,200.

ai)
On February 12, 2010, the Company entered into two consulting agreements pursuant to which the Company issued 300,000 shares of common stock upon the execution of the agreements. Upon the extension of the term, 200,000 shares of common stock for each month will be issued until the termination of services.

The following table lists the issuances of shares by the Company under the consulting agreement:

Date of Issuance	Number of Shares Issued	Market Value Per Share	Total Market Value of Share Issuance
February 12, 2010	300,000	$1.22	$366,000
May 24, 2010	200,000	1.40	280,000
June 15, 2010	200,000	1.15	230,000
August 2, 2010	400,000	1.37	548,000
September 21, 2010	200,000	1.20	240,000
Total	1,300,000		$1,664,000

The market value of these shares was recorded as an expense and is reflected in general and administrative expenses in the Company’s statement of operations

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

aj)	In March 2010, warrant holders exercised warrants to purchase shares of Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised 890,051 cashless warrants to obtain shares of Company’s common stock and the Company issued an aggregate of 547,674 shares.

ao)
On June 30, 2010, the Company entered into a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for gross proceeds of $10,000,000, which includes $681,773 of stock issuance costs. The investors were also issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.90 per share. The warrants became immediately exercisable on the date of delivery until the four-year anniversary of the date of issuance. These warrants have been valued at $1,800,800 and recorded as warrant liabilities. The closing costs included 200,000 warrants valued at $180,080 and were recorded as a financing expense.

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	1,980,880

Allocated to equity:
Common stock and additional paid-in capital	8,199,200

Allocated to expense:
Financing expense	(180,080)

Total allocated gross proceeds:	$10,000,000

6.	Weighted Average Shares

The Company did not consider diluted shares as the only income generated was from unrealized gains on warrant liability.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	June 30, 2010 (Restated) (unaudited)	December 31, 2009 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$17,814,799	$7,298,032
Marketable securities	100,000	175,000
Prepaid expenses and other current assets	588,974	320,935
Note receivable – current portion	23,353	-
Total Current Assets	18,527,126	7,793,967
Restricted Cash Equivalents	1,292,506	2,026,060
Note Receivable	32,694	-
Equipment, Net	148,795	168,978
Total Assets	$20,001,121	$9,989,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,609,939	$785,904

Deferred Revenue	937,500	975,000

Other Liabilities	143,340	128,501

Warrant Liabilities (note 3)	6,664,249	3,099,476

Put Feature on Common Stock (note 4)	-	97,713

Total Liabilities	9,355,028	5,086,594
Commitments and Contingencies
Stockholders' Equity (note 5):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 82,801,368 (2009 – 71,938,701) issued and outstanding 82,787,163 (2009 – 71,924,496)	8,280	7,194
Additional paid-in capital	54,014,445	36,641,183
Accumulated deficit during the development stage	(43,348,222)	(31,717,556)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	10,646,093	4,902,411

Total Liabilities and Stockholders' Equity	$20,001,121	$9,989,005

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Restated)	2009 (Restated)	2010 (Restated)	2009 (Restated)	Cumulative from March 19,2001 (Inception) to June 30, 2010 (Restated)
Revenues:
Research	$18,750	$18,750	$37,500	$37,500	$562,500

Expenses:
General and administrative	1,805,534	838,630	2,861,999	1,561,737	20,670,541
Research and development	1,328,389	872,231	1,819,511	1,594,157	18,303,326
Patent fees	62,208	96,666	114,942	150,803	1,339,995
Depreciation and amortization	11,633	12,355	23,180	24,346	567,988

Total Expenses	3,207,764	1,819,882	4,819,632	3,331,043	40,881,850

Loss from Operations	(3,189,014)	(1,801,132)	(4,782,132)	(3,293,543)	(40,319,350)

Other Income (Expense)
Realized gain (loss) on marketable securities .	-	11,025	-	11,025	(9,341)
Interest income	26,267	7,293	48,281	14,902	1,227,080
Interest expense	-	-	-	-	(301,147)
Other income	56,047	-	56,047	-	56,047
Unrealized (loss) gain on fair value of warrants	(310,290)	466,857	(6,870,495)	596,967	(4,149,694)
Unrealized gain on fair value of put feature on common stock	-	797,183	97,713	1,125,603	2,315,539
Financing expense	(180,080)	(122,257)	(180,080)	(122,257)	(542,356)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	(408,056)	1,160,101	(6,848,534)	1,626,240	(3,028,872)

Net Loss Before Provision for Income Taxes	(3,597,070)	(641,031)	(11,630,666)	(1,667,303)	(43,348,222)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(3,597,070)	$(641,031)	$(11,630,666)	$(1,667,303)	$(43,348,222)

Net loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.16)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	74,247,302	58,214,542	73,875,701	57,120,095

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Cumulative From March 19, 2001 (Inception) to
	2010	2009	June 30, 2010
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss	$(11,630,666)	$(1,667,303)	$(43,348,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	876,000	-	897,877
Depreciation and amortization	23,180	24,346	567,988
Stock option compensation	323,702	342,029	4,678,067
Amortization of deferred revenue	(37,500)	(37,500)	(562,500)
Note receivable	(56,047)	-	(56,047)
Realized (gains) losses on marketable securities	-	(11,025)	9,341
Unrealized loss (gain) on fair value of warrants	6,870,495	(596,967)	4,149,694
Unrealized gain on put feature on common stock	(97,713)	(1,125,603)	(2,315,539)
Financing expense	180,080	122,257	542,356
Amortization of deferred lease incentive	(10,000)	-	(20,000)
Deferred lease expenses	24,839	-	63,340
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(268,039)	137,747	(588,974)
Accounts payable and accrued expenses	824,035	409,796	1,609,939
Net Cash Used in Operating Activities	(2,977,634)	(2,402,223)	(32,461,548)

Cash Flows from Investing Activities:
Restricted cash equivalents	733,554	(100,000)	(1,292,506)
Purchase of equipment	(2,997)	(9,547)	(546,699)
Purchase of marketable securities	-	(1,196,824)	(10,770,000)
Proceeds from sales of marketable securities	75,000	4,758,079	10,660,659
Payment of licensing fees	-	-	(356,216)

Net Cash Provided by (Used in) Investing Activities	805,557	3,451,708	(2,304,762)

Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	9,318,228	2,775,000	42,585,301
Proceeds from exercise of stock options	107,240	-	110,842
Proceeds from exercise of stock warrants	3,263,376	-	3,263,376
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)

Net Cash Provided by Financing Activities	12,688,844	2,775,000	52,581,109

Net Increase in Cash and Cash Equivalents	10,516,767	3,824,485	17,814,799

Cash and Cash Equivalents - beginning of period	7,298,032	369,130	-

Cash and Cash Equivalents - end of period	$17,814,799	$4,193,615	$17,814,799

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,		Cumulative From March 19, 2001 (Inception) to June 30,
	2010 (Restated)	2009 (Restated)	2010 (Restated)
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$1,980,880	$3,451,194	$8,130,094
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$1,494,311	$2,639,199
Warrant liability extinguishment from exercise of warrants	$5,286,602	$-	$5,286,602
Leasehold improvement incentive	$-	$-	$100,000
Settlement of lawsuit	$43,953	$-	$43,953

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment

The financial statements of the Company as of and for the three and six months ended June 30, 2010 has been restated as a result of management’s determination that the Company had misclassified warrants issued to investors through offerings occurring in December 2007, March 2008, June 2009, October 2009 and December 2009. The warrants were previously reported as equity, but further review by management concluded that these warrants should have been classified as liabilities at inception due to provisions within the warrant agreement, and should be reported at fair value at the balance sheet date.

Management also determined that the anti-dilution make whole provision (the “Anti-dilution provision”) which is a put on the common stock, issued in the 2007 and 2008 offerings were also misclassified as equity. In the event that the Company issued shares or share indexed contracts below an effective purchase price paid by the investors, the investor would receive additional shares equal to a ratio of the initial purchase price per share less the original number of common shares issued. The Anti-dilution provision expires on the second anniversary of the financing and should have been reported as a liability at fair value at inception.

The restatement had no effect on the Company’s cash, loss from operations or net cash used in operating activities for the three and six months ended June 30, 2010 and 2009. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s balance sheet as of June 30, 2010 and December 31, 2009 and statement of operations and cash flows for the three and six months ended June 30, 2010 and 2009 is as follows:

(All amounts in U.S. dollars)
BALANCE SHEET AS OF JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Warrant liabilities	-	6,664,249	6,664,249
Total liabilities	2,690,779	6,664,249	9,355,028
Additional paid-in capital	58,302,183	(4,287,738)	54,014,445
Accumulated deficit during the development stage	(40,971,711)	(2,376,511)	(43,348,222)
Total stockholders’ equity	17,310,342	(6,664,249)	10,646,093

BALANCE SHEET AS OF DECEMBER 31, 2009
	As previously reported	Effect of Restatement	As restated
Warrant liabilities	-	3,099,476	3,099,476
Put feature on common stock	-	97,713	97,713
Total liabilities	1,889,405	3,197,189	5,086,594
Additional paid-in capital	44,414,723	(7,773,540)	36,641,183
Accumulated deficit during the development stage	(36,293,907)	4,576,351	(31,717,556)
Total stockholders’ equity	8,099,600	(3,197,189)	4,902,411

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized loss on fair value of warrants	-	(310,290)	(310,290)
Financing expense	-	(180,080)	(180,080)
Total other income (expense)	82,314	(490,370)	(408,056)
Net loss before provision for income taxes	(3,106,700)	(490,370)	(3,597,070)
Net loss	(3,106,700)	(490,370)	(3,597,070)
Net loss per share, basic and diluted	(0.04)	(0.01)	(0.05)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment, (cont’d)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	797,183	797,183
Unrealized gain on fair value of warrants	-	466,857	466,857
Financing expense	-	(122,257)	(122,257)
Total other income (expense)	18,318	1,141,783	1,160,101
Net loss before provision for income taxes	(1,782,814)	1,141,783	(641,037)
Net loss	(1,782,814)	1,141,783	(641,037)
Net loss per share, basic and diluted	(0.03)	0.02	(0.01)

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	97,713	97,713
Unrealized loss on fair value of warrants	-	(6,870,495)	(6,870,495)
Financing expense	-	(180,080)	(180,080)
Total other income (expense)	104,328	(6,952,862)	(6,848,534)
Net loss before provision for income taxes	(4,677,804)	(6,952,862)	(11,630,666)
Net loss	(4,677,804)	(6,952,862)	(11,630,666)
Net loss per share, basic and diluted	(0.06)	(0.10)	(0.16)

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	1,125,603	1,125,603
Unrealized gain on fair value of warrants	-	596,967	596,967
Financing expense	-	(122,257)	(122,257)
Total other income (expense)	25,927	1,600,313	1,626,240
Net loss before provision for income taxes	(3,267,616)	1,600,313	(1,667,303)
Net loss	(3,267,616)	1,600,313	(1,667,303)
Net loss per share, basic and diluted	(0.06)	0.03	(0.03)

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(4,677,804)	(6,952,862)	(11,630,666)
Unrealized gain on fair value of put feature on common stock	-	(97,713)	(97,713)
Unrealized loss on fair value of warrants	-	6,870,495	6,870,495
Financing expense	-	180,080	180,080
Net cash used in operating activities	(2,977,634)	-	(2,977,634)

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009
	As previously reported	Effect of Restatement	As restated
Net loss	(3,267,616)	1,600,313	(1,667,303)
Unrealized gain on fair value of put feature on common stock	-	(1,125,603)	(1,125,603)
Unrealized gain on fair value of warrants	-	(596,967)	(596,967)
Financing expense	-	122,257	122,257
Net cash used in operating activities	(2,402,223)	-	(2,402,223)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment,(cont’d)

STATEMENT OF OPERATIONS FROM MARCH 19, 2011 (INCEPTION) TO JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	2,315,539	2,315,539
Unrealized loss on fair value of warrants	-	(4,149,694)	(4,149,694)
Financing expense	-	(542,356)	(542,356)
Total other income (expense)	(652,361)	(2,376,511)	(3,028,872)
Net loss before provision for income taxes	(40,971,711)	(2,376,511)	(43,348,222)
Net loss	(40,971,711)	(2,376,511)	(43,348,222)

STATEMENT OF CASH FLOWS FROM MARCH 19 2011 (INCEPTION) TO JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(40,971,711)	(2,376,511)	(43,348,222)
Unrealized gain on fair value of put feature on common stock	-	(2,315,539)	(2,315,539)
Unrealized loss on fair value of warrants	-	4,149,694	4,149,694
Financing Expense	-	542,356	542,356
Net cash used in operating activities	(34,050,757)	-	(34,050,757)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

2.	Fair Value Measurements (restated)

ASC 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$1,292,506	$1,190,406	$102,100	-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$1,392,506	$1,290,406	$102,100	-

Liabilities:
Warrant Liabilities	$6,664,249	-	-	$6,664,249

Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$2,026,060	$1,925,012	$101,048	-
Marketable Securities	175,000	175,000	-	-
Total Assets:	$2,201,060	2,100,012	$101,048	-

Liabilities:
Warrant Liabilities	$3,099,476	-	-	$3,099,476
Put Feature on Common Stock	97,713	-	-	97,713
Total Liabilities:	$3,197,189	-	-	$3,197,189

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

2.	Fair Value Measurements restated (cont’d)

As of June 30, 2010 and December 31, 2009, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy.

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities and put feature on common stock is discussed in footnotes 3 and 4, respectively.

The following table sets forth a reconciliation of changes in the six months ended June 30, 2010 and 2009 in the fair value of the liabilities classified as level 3 in the fair value hierarchy.

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2010	$3,099,476	$97,713	$3,197,189
Additions, fair value of warrants issued in June 2010	1,980,880	-	1,980,880
Unrealized losses (gains)	6,870,495	(97,713)	6,772,782
Transfers out of Level 3	(5,286,602)	-	(5,286,602)
Balance at June 30, 2010	$6,664,249	$-	$6,664,249

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2009	$655,693	$4,652,091	$5,307,784
Additions, fair value of warrants issued in 2009, net of derivative loss of $328,937	3,122,257	-	3,122,257
Unrealized gains	(596,967)	(1,125,603)	(1,722,570)
Transfers out of Level 3	-	(1,494,311)	(1,494,311)
Balance at June 30, 2009	$3,180,983	$2,032,177	$5,213,160

Transfers out of Level 3 for warrant liabilities consist of warrant exercises. Transfers out of Level 3 for the put feature consist of dilutive issuances when the Company issued shares to investors at a lower price than the shares issued to the investors in the December 18, 2007 and March 20, 2008 financings. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated)

As of June 30, 2010, warrants to purchase 7,092,366 shares were outstanding, having exercise prices ranging from $0.82 to $1.90 and expiration dates ranging from December 18, 2010 and October 19, 2014.

	2010		2009
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	8,575,243	$1.10	1,207,151	$1.80
Issued during the period	2,200,000	$1.90	6,649,546	$1.22
Exercised during the period	(3,682,877)	$(0.89)	-	$-
Expired during the period	-	$-	-	$-

Balance at June 30	7,092,366	$1.35	7,856,697	$1.26

At June 30, 2010 the average remaining contractual life of the outstanding warrants was 3.2 years.

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, these warrants are not indexed to the Company’s stock, and therefore also require liability classification under ASC Topic 815, “Derivatives and Hedging,” (ASC 815).

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for warrants are determined using the Binomial Lattice (“Lattice”) valuation technique. The Lattice model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Lattice model to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario.

Significant assumptions are determined as follows:

Trading market values—Published trading market values;
Exercise price—Stated exercise price;
Term—Remaining contractual term of the warrant;
Volatility—the Company uses the historical trading volatility for periods consistent with the remaining terms; Risk-free rate—the Company uses yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is approximately 5%. For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated) (cont’d)

The warrants issued in December 2007 and March 2008 are not only subject to traditional anti-dilution protection, such as stock splits and dividends, but are also subject to down-round anti-dilution protection. Accordingly, if the Company sells common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants will adjust to that lower amount. The Lattice model used to value the warrants with down-round anti-dilution protection provides for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants. Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provide for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The following table summarizes the fair value of the warrants record at fair value as warrant liabilities:

Fair Values:	June 30, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	$1,252,090	$830,978	$1,392,476
March 20, 2008 financing	249,919	104,752	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	509,973	1,315,626
Series III warrants	1,593,355	559,689	1,306,200
Warrants to placement agent	138,367	54,157	122,257
October 23, 2009 financing:
Warrants to institutional investors	1,191,729	944,923	1,012,934
Warrants to placement agent	257,909	95,004	101,693
June 30, 2010 financing	1,980,880	-	1,980,880
Total:	$6,664,249	$3,099,476	$8,130,094

Warrants issued to the placement agents in the December 18, 2007 and June 30, 2010 financings are included with the warrants to investors as they have identical exercise prices and terms. Warrants issued to the placement agents in the June 5, 2009 and October 23, 2009 offerings have different exercise prices and terms than the warrants issued to the investors and are therefore disclosed separately

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated) (cont’d)

The following table summarizes the number of shares indexed to the warrants as of the balance sheet date:

Number of Shares indexed:	June 30, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	1,467,783	2,357,834	1,078,579
March 20, 2008 financing	281,065	281,065	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	1,866,666	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	142,857	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	2,125,334	2,125,334
Warrants to placement agent	227,487	245,932	245,932
June 30, 2010 financing	2,200,000	-	2,200,000
Total:	7,092,366	8,575,243	11,565,717

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	June 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.43	$0.68	$1.75
Estimated future volatility	168%	102%	143%
Dividend	-	-	-
Estimated future risk-free rate	0.22%	0.47%	3.27%
Equivalent volatility	131%	100%	106%
Equivalent risk-free rate	0.19%	0.15%	3.26%
Estimated additional shares to be issued upon dilutive event	84,405	629,264	98,838

March 20, 2008 financing:	June 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.43	$0.68	$2.14
Estimated future volatility	223%	132%	142%
Dividend	-	-	-
Estimated future risk-free rate	0.32%	0.47%	1.95%
Equivalent volatility	122%	96%	97%
Equivalent risk-free rate	0.20%	0.24%	1.31%
Estimated additional shares to be issued upon dilutive event	16,163	75,011	7,479

June 5, 2009 financing:	June 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.43	$0.68	$1.14
Estimated future volatility	100%	89-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.78%	1.81-4.18%	0.63-4.31%
Equivalent volatility	108%	91-95%	103-117%
Equivalent risk-free rate	0.59%	0.58-1.11%	.20-1.44%

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated) (cont’d)

October 23, 2009 financing:	June 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.43	$0.68	$0.69
Estimated future volatility	100%	74-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.78-2.98%	2.82-4.18%	2.63-3.80%
Equivalent volatility	98-112%	95-96%	98-99%
Equivalent risk-free rate	0.50-0.63%	0.86-1.27%	.93-1.16%

June 30, 2010 financing:	June 30, 2010	December 31, 2009	At transaction date
Trading market prices	$1.43	-	$1.43
Estimated future volatility	100%	-	100%
Dividend	-	-	-
Estimated future risk-free rate	1.78%	-	1.78%
Equivalent volatility	98%	-	98%
Equivalent risk-free rate	0.59%	-	0.59%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
December 18, 2007 financing	$565,643	$(464,416)
March 20, 2008 financing	49,267	(93,662)
June 5, 2009 financing:
Series I warrants	-	420,889
Series II warrants	(1,627,142)	467,413
Series III warrants	267,400	425,756
Warrants to placement agent	21,839	39,814
Derivative loss at inception	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	402,078	-
Warrants to placement agent	10,625	-
June 30, 2010 financing	-	-
Total:	$(310,290)	$466,857

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

3.	Warrants (restated) (cont’d)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative from March 19, 2001 (Inception) to June 30, 2010
December 18, 2007 financing	$(1,112,676)	$(359,052)	$(551,178)
March 20, 2008 financing	(145,167)	(68,916)	(59,002)
June 5, 2009 financing:
Series I warrants	-	420,889	707,111
Series II warrants	(2,996,828)	467,413	(2,191,175)
Series III warrants	(1,033,666)	425,756	(287,155)
Warrants to placement agent	(98,590)	39,814	(30,490)
Derivative loss at inception	-	(328,937)	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	(1,296,046)	-	(1,228,035)
Warrants to placement agent	(187,522)	-	(180,833)
June 30, 2010 financing	-	-	-
Total:	$(6,870,495)	$596,697	$(4,149,694)

4.	Put Feature on Common Stock

The Anti-dilution provision extended in the December 2007 and March 2008 financings is a financial instrument separate and apart from the share. It is a freestanding written put (a put on the Company’s common stock). As an enterprise value put, the contracts’ value moves inversely with the value of the underlying common stock which, under ASC 480, is not consistent with the general concepts or criterion for equity classified financial instruments. Accordingly, the written put was required to be classified as a liability under ASC 480 and recorded at fair value each reporting period, while the common stock achieved equity classification. Changes in the fair value of the anti-dilution make-whole provision are reported as “unrealized gain (loss) on fair value of put feature on common stock.”

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

4.	Put Feature on Common Stock (cont’d)

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian motion is a continuous stochastic process that is widely used in finance for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

Expected stock prices returned from the stochastic model were then input into the Lattice model to provide a put value at each of the expected price and these values were probability weighted to determine the overall fair value of the anti-dilution make-whole provision. The term was based on the remaining term of the put (two years at inception) and the inputs for volatility and interest rate were based on projected volatility and interest rate in the future over the remaining term.

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	June 30, 2010	December 31, 2009	At inception
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	97,713	553,569
Total:	$-	$97,713	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the balance sheet date:

Number of Shares indexed:	June 30, 2010	December 31, 2009	At inception
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	642,858	642,858
Total:	-	642,858	5,500,017

The Anti-dilution provision was valued using a lattice model. The assumptions used in calculating the fair values of the Anti-dilution provision were as follows:

December 18, 2007 financing:	June 30, 2010	December 31, 2009	At inception
Trading market prices	-	-	$1.75
Estimated future stock price	-	-	$0.98-1.73
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

4.	Put Feature on Common Stock (cont’d)

March 20, 2008 financing:	June 30, 2010	December 31, 2009	At inception
Trading market prices	-	$0.68	$2.14
Estimated future stock price	-	$0.68	$1.36-2.10
Estimated future volatility	-	37%	142%
Dividend	-	-	-
Estimated future risk-free rate	-	0.06%	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of June 30, 2010.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain (loss) on fair value of put feature on common stock” in the statement of operations:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
December 18, 2007 financing	$-	$720,563
March 20, 2008 financing	-	76,620
Total:	$-	$797,183

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Cumulative from March 19, 2001 (Inception) to June 30, 2010
December 18, 2007 financing	$-	$1,051,167	$2,148,418
March 20, 2008 financing	97,713	74,436	167,121
Total:	$97,713	$1,125,603	$2,135,539

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated)

The following transactions occurred from March 19, 2001 (inception) to December 31, 2010:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company’s founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

v)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

These share purchases were negotiated by the parties at various dates prior to the August 10, 2001 share issuance date.

c)
On October 10, 2001 the Company issued 400,000 shares of common stock to Chong Kun Dang Pharmaceutical Corp. (“CKD”) for cash of $479,991 and 400,000 shares of common stock to an individual investor for cash of $479,991.

d)	On October 10, 2001 the Company issued 200,000 shares of common stock to CKD for cash of $479,985.

e)	Since inception, the Company’s founders have transferred 800,000 shares of the common stock described in a) to officers and directors of the Company.

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

i)
Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn’s common stock was adjusted to reflect the par value of Corporate Road Show Com Inc. (“CRS”) common stock. In the acquisition merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. All shares and earnings per share information have been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for services.

l)
On December 2, 2005, the holders of a convertible note, representing $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the note into the Company’s common stock. Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company’s common stock for cash of $9,600 and the Company issued an aggregate of 40,000 shares.

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,200 and the Company issued an aggregate of 5,000 shares.

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

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $15,600 and the Company issued an aggregate of 19,500 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023. Investors also were issued one warrant for every five shares purchased. One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds. Private placement costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value in accordance with ASC Topic 480. The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,800,023

Allocated to liabilities:
Warrant liabilities	1,392,476
Put feature on common stock	4,401,169
Total allocated to liabilities	5,793,645

Allocated to equity:
Common stock and additional paid-in capital	1,144,704

Allocated to expense:
Financing expense	(138,326)

Total allocated gross proceeds:	$6,800,023

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

y)
On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price of $1.40 per unit for total gross proceeds of $900,001. One warrant will entitle the holder to purchase an additional share of common stock at a price of $1.80 at any time over a period of three years from the date of the private placement, and is recorded as a liability at fair value. The Company extended anti-dilution protection to investors, and the provision is structured in a way that is designed to protect the holder’s position from being diluted and contains a price based on a mathematical computation.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$900,001

Allocated to liabilities:
Warrant liabilities	190,917
Put feature on common stock	553,569
Total allocated to liabilities	744,486

Allocated to common stock and additional paid-in capital	155,515
Total allocated gross proceeds:	$900,001

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $7,200 and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

ac)
On June 5, 2009 the Company closed on a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total gross proceeds of $3,000,000 and incurred $289,090 of stock issuance costs. The investor was also issued:

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

The closing costs included 142,857 warrants valued at $122,257 and were recorded as a financing expense. All warrants issued from this purchase agreement are recorded as liabilities at fair value.

The Company incurred a derivative loss upon issuance of these warrants, as the fair value of the warrants at inception was greater than the proceeds received from the investor. The derivative loss was combined with unrealized gains (losses).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$3,000,000

Allocated to liabilities:
Warrant liabilities	3,451,194

Allocated to equity:
Common stock and additional paid-in capital	-

Allocated to expense:
Financing expense	(122,257)
Derivative loss at inception	(328,937)
Total allocated to expense	(451,194)

Total allocated gross proceeds:	$3,000,000

ad)
On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 18, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $422,300.

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,600 and the Company issued an aggregate of 15,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

af)
On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for net proceeds of $3,371,340, which includes $128,659 of stock issuance costs.

ag)
On October 23, 2009, the Company closed on a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for gross proceeds of $5,000,000, which includes $351,928 of stock issuance costs. The investors were also issued warrants to purchase 2,125,334 shares of common stock at a purchase price of $1.00 per share, exercisable on or after the date of delivery until the five-year anniversary, and were recorded as liabilities at fair value. The closing costs included 245,932 warrants valued at $101,693 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,000,000

Allocated to liabilities:
Warrant liabilities	1,114,627

Allocated to equity:
Common stock and additional paid-in capital	3,987,066

Allocated to expense:
Financing expense	(101,693)

Total allocated gross proceeds:	$5,000,000

ah)
On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $476,200.

ai)
On February 12, 2010, the Company entered into two consulting agreements pursuant to which the Company issued 300,000 shares of common stock upon the execution of the agreements. Upon the extension of the term, 200,000 shares of common stock for each month will be issued until the termination of services.

The following table lists the issuances of shares by the Company under the consulting agreement:

Date of Issuance	Number of Shares Issued	Market Value Per Share	Total Market Value of Share Issuance
February 12, 2010	300,000	$1.22	$366,000
May 24, 2010	200,000	1.40	280,000
June 15, 2010	200,000	1.15	230,000

Total	700,000		$876,000

The market value of these shares was recorded as an expense and is reflected in general and administrative expenses in the Company’s statement of operations

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

aj)	In March 2010, warrant holders exercised warrants to purchase shares of Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised 890,051 cashless warrants to obtain shares of Company’s common stock and the Company issued an aggregate of 547,674 shares.

ao)
On June 30, 2010, the Company entered into a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for gross proceeds of $10,000,000, which includes $681,773 of stock issuance costs. The investors were also issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.90 per share. The warrants became immediately exercisable on the date of delivery until the four-year anniversary of the date of issuance. These warrants have been valued at $1,800,800 and recorded as warrant liabilities. The closing costs included 200,000 warrants valued at $180,080 and were recorded as a financing expense.

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	1,980,880

Allocated to equity:
Common stock and additional paid-in capital	8,199,200

Allocated to expense:
Financing expense	(180,080)

Total allocated gross proceeds:	$10,000,000

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	March 31, 2010 (Restated) (unaudited)	December 31, 2009 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$7,682,191	$7,298,032
Marketable securities	175,000	175,000
Prepaid expenses and other current assets	491,923	320,935
Total Current Assets	8,349,114	7,793,967
Restricted Cash Equivalents	1,909,827	2,026,060
Equipment, Net	158,701	168,978
Total Assets	$10,417,642	$9,989,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$917,356	$785,904

Deferred Revenue	956,250	975,000

Other Liabilities	135,921	128,501

Warrant Liabilities (note 3)	8,357,981	3,099,476

Put Feature on Common Stock (note 4)	-	97,713

Total Liabilities	10,367,508	5,086,594
Commitments and Contingencies
Stockholders' Equity (note 5):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 73,483,702 (2009 – 71,938,701) issued and outstanding 73,469,497 (2009 – 71,924,496)	7,349	7,194
Additional paid-in capital	39,822,347	36,641,183
Accumulated deficit during the development stage	(39,751,152)	(31,717,556)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders' Equity	50,134	4,902,411

Total Liabilities and Stockholders' Equity	$10,417,642	$9,989,005

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended March 31,		Cumulative from March 19, 2001 (Inception) to March 31,
	2010	2009	2010
	(Restated)	(Restated)	(Restated)
Revenues:
Research	$18,750	$18,750	$543,750

Expenses:
General and administrative	1,056,465	723,107	18,865,007
Research and development	491,122	721,926	16,974,937
Patent fees	52,734	54,137	1,277,787
Depreciation and amortization	11,547	11,991	556,355

Total Expenses	1,611,868	1,511,161	37,674,086

Loss from Operations	(1,593,118)	(1,492,411)	(37,130,336)

Other Income (Expense)
Realized loss on marketable securities .	-	-	(9,341)
Interest income	22,014	7,609	1,200,813
Interest expense	-	-	(301,147)
Unrealized (loss) gain on fair value of warrants	(6,560,205)	130,110	(3,839,404)
Unrealized gain on fair value of put feature on common stock	97,713	328,420	2,315,539
Financing expense	-	-	(362,276)
Beneficial conversion feature	-	-	(1,625,000)
Total Other Income (Expense)	(6,440,478)	466,139	(2,620,816)

Net Loss Before Provision for Income Taxes	(8,033,596)	(1,026,272)	(39,751,152)

Provision for Income Taxes	-	-	-

Net Loss	$(8,033,596)	$(1,026,272)	$(39,751,152)

Net loss per share, basic and diluted	$(0.11)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	72,271,780	55,025,649

(See accompanying notes to condensed financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Cumulative From March 19, 2001 (Inception) to March 31
	2010	2009	2010
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss	$(8,033,596)	$(1,026,272)	$(39,751,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	366,000	-	387,877
Depreciation and amortization	11,547	11,991	556,355
Stock option compensation	195,378	134,910	4,549,743
Amortization of deferred revenue	(18,750)	(18,750)	(543,750)
Realized losses on marketable securities	-	-	9,341
Unrealized loss (gain) on fair value of warrants	6,560,205	(130,110)	3,839,404
Unrealized gain on fair value of put feature on common stock	(97,713)	(328,420)	(2,315,539)
Financing expense	-	-	362,276
Amortization of deferred lease incentive	(5,000)	-	(15,000)
Deferred lease expenses	12,420	-	50,921
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(170,988)	184,186	(491,923)
Accounts payable and accrued expenses	131,452	115,494	917,356
Net Cash Used in Operating Activities	(1,049,045)	(1,056,971)	(30,532,959)
Cash Flows from Investing Activities:
Restricted cash equivalents	116,233	-	(1,909,827)
Purchase of equipment	(1,270)	(835)	(544,972)
Purchase of marketable securities	-	(1,001,345)	(10,770,000)
Proceeds from sales of marketable securities	-	3,550,001	10,585,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used in) Investing Activities	114,963	2,547,821	(2,995,356)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	-	33,267,073
Proceeds from exercise of stock options	21,240	-	24,842
Proceeds from exercise of stock warrants	1,297,001	-	1,297,001
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	1,318,241	-	41,210,506
Net Increase in Cash and Cash Equivalents	384,159	1,490,850	7,682,191
Cash and Cash Equivalents - beginning of period	7,298,032	369,130	-
Cash and Cash Equivalents - end of period	$7,682,191	$1,859,980	$7,682,191

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,		Cumulative From March 19, 2001 (Inception) to March 31
	2010 (Restated)	2009 (Restated)	2010 (Restated)
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$-	$-	$6,149,214
Put feature on common stock issued	$-	$-	$4,652,091
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$1,301,700	$-	$1,301,700
Leasehold improvement incentive	$-	$-	$100,000

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment

The financial statements of the Company as of and for the three months ended March 31, 2010 have been restated as a result of management’s determination that the Company had misclassified warrants issued to investors through offerings occurring in December 2007, March 2008, June 2009, October 2009, and June, 2010. The warrants were previously reported as equity, but further review by management concluded that these warrants should have been classified as liabilities at inception due to provisions within the warrant agreement, and should be reported at fair value at the balance sheet date.

Management also determined that the anti-dilution make whole provision (the “Anti-dilution provision”) which is a put on the common stock, issued in the 2007 and 2008 offerings were also misclassified as equity. In the event that the Company issued shares or share indexed contracts below an effective purchase price paid by the investors, the investor would receive additional shares equal to a ratio of the initial purchase price per share less the original number of common shares issued. The Anti-dilution provision expires on the second anniversary of the financing and should have been reported as a liability at fair value at inception.

The restatement had no effect on the Company’s cash, loss from operations or net cash used in operating activities for the three months ended March 31, 2010 and 2009. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s balance sheet as of March 31, 2010 and December 31, 2009 and statement of operations and cash flows for the three months ended March 31, 2010 and 2009 is as follows:

(All amounts in U.S. dollars)
BALANCE SHEET AS OF MARCH 31, 2010
	As previously reported	Effect of Restatement	As restated
Warrant liabilities	-	8,357,981	8,357,981
Total liabilities	2,009,527	8,357,981	10,367,508
Additional paid-in capital	46,294,187	(6,471,840)	39,822,347
Accumulated deficit during the development stage	(37,865,011)	(1,886,141)	(39,751,152)
Total stockholders’ equity	8,408,115	(8,357,981)	50,134

BALANCE SHEET AS OF DECEMBER 31, 2009
	As previously reported	Effect of Restatement	As restated
Warrant liabilities	-	3,099,476	3,099,476
Put feature on common stock	-	97,713	97,713
Total liabilities	1,889,405	3,197,189	5,086,594
Additional paid-in capital	44,414,723	(7,773,540)	36,641,183
Accumulated deficit during the development stage	(36,293,907)	4,756,351	(31,717,556)
Total stockholders’ equity	8,099,600	(3,197,189)	4,903,697

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment(cont’d)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized loss on fair value of warrants	-	(6,560,205)	(6,560,205)
Unrealized gain on fair value of put feature on common stock	-	97,713	97,713
Total other income (expense)	22,014	(6,462,492)	(6,440,478)
Net loss before provision for income taxes	(1,571,104)	(6,462,492)	(8,033,596)
Net loss	(1,571,104)	(6,462,492)	(8,033,596)
Net loss per share, basic and diluted	$(0.02)	$(0.09)	$(0.11)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	328,420	328,420
Unrealized gain on fair value of warrants	-	130,110	130,110
Total other income (expense)	7,609	458,530	466,139
Net loss before provision for income taxes	(1,484,802)	458,530	(1,026,272)
Net loss	(1,484,802)	458,530	(1,026,272)
Net income (loss) per share, basic and diluted	$(0.03)	$0.01	$(0.02)

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(1,571,104)	(6,462,492)	(8,033,596)
Unrealized gain on fair value of put feature on common stock	-	(97,713)	(97,713)
Unrealized loss on fair value of warrants	-	6,560,205	6,560,205
Net cash used in operating activities	(1,049,045)	-	(1,049,045)

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009
	As previously reported	Effect of Restatement	As restated
Net loss	(1,484,802)	458,530	(1,026,272)
Unrealized gain on fair value of put feature on common stock	-	(328,420)	(328,420)
Unrealized gain on fair value of warrants	-	(130,110)	(130,110)
Net cash used in operating activities	(1,056,971)	-	(1,056,971)

STATEMENT OF OPERATIONS FROM MARCH 19, 2011 (INCEPTION) TO MARCH 31, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	2,315,539	2,315,539
Unrealized loss on fair value of warrants	-	(3,839,404)	(3,839,404)
Financing expense	-	(362,276)	(362,276)
Total other income (expense)	(734,675)	(1,886,141)	(2,620,816)
Net loss before provision for income taxes	(37,865,011)	(1,886,141)	(39,751,152)
Net loss	(37,865,011)	(1,886,141)	(39,751,152)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment(cont’d)

STATEMENT OF CASH FLOWS FROM MARCH 19 2011 (INCEPTION) TO MARCH 31, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(37,865,011)	(1,886,141)	(39,751,152)
Unrealized gain on fair value of put feature on common stock	-	(2,315,539)	(2,315,539)
Unrealized loss on fair value of warrants	-	3,839,404	3,839,404
Financing Expense	-	362,276	362,276
Net cash used in operating activities	(30,532,959)	-	(30,532,959)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

2.	Fair Value Measurements (restated)

ASC 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$1,909,827	$1,808,261	$101,156	-
Marketable Securities	175,000	175,000	-	-
Total Assets:	$2,084,827	$1,983,261	$101,156	-

Liabilities:
Warrant Liabilities	$8,357,981	-	-	$8,357,981

Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$2,026,060	$1,925,012	$101,048	-
Marketable Securities	175,000	175,000	-	-
Total Assets:	$2,201,060	2,100,012	$101,048	-

Liabilities:
Warrant Liabilities	$3,099,476	-	-	$3,099,476
Put Feature on Common Stock	97,713	-	-	97,713
Total Liabilities:	$3,197,189	-	-	$3,197,189

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

2.	Fair Value Measurements (restated)(cont’d)

As of March 31, 2010 and December 31, 2009, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy.

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities and put feature on common stock is discussed in footnotes 3 and 4, respectively.

The following table sets forth a reconciliation of changes in the three months ended March 31, 2010 and 2009 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2010	$3,099,476	$97,713	$3,197,189
Additions	-	-	-
Unrealized gains	6,560,205	(97,713)	6,462,492
Transfers out of level 3	(1,301,700)	-	(1,301,700)
Balance at March 31, 2010	$8,357,981	$-	$8,357,981

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2009	$655,693	$4,652,091	$5,307,784
Additions	-	-	-
Unrealized gains	(130,110)	(328,420)	(458,530)
Transfers out of level 3	-	-	-
Balance at March 31, 2009	$525,583	$4,323,671	$4,849,254

Transfers out of Level 3 for warrant liabilities consist of warrant exercises. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

3.	Warrants (restated)

As of March 31, 2010, warrants to purchase 7,378,242 shares were outstanding, having exercise prices ranging from $0.82 to $1.90 and expiration dates ranging from December 18, 2010 and October 19, 2014.

	2010		2009
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	8,575,243	$1.10	1,207,151	$1.80
Issued during the period	-	$-	-	$-
Exercised during the period	(1,197,001)	$(1.08)	-	$-
Expired during the period	-	$-	-	$-

Balance at March 31	7,378,242	$1.10	1,207,151	$1.80

At March 31, 2010 the average remaining contractual life of the outstanding warrants was 2.2 years.

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, these warrants are not indexed to the Company’s stock, and therefore also require liability classification under ASC 815, “Derivatives and Hedging,” (ASC 815).

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for warrants are determined using the Binomial Lattice (“Lattice”) valuation technique. The Lattice model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Lattice model to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario.

Significant assumptions are determined as follows:

Trading market values—Published trading market values;
Exercise price—Stated exercise price;
Term—Remaining contractual term of the warrant;
Volatility—Historical trading volatility for periods consistent with the remaining terms;
Risk-free rate—Yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a Fundamental Transaction occurring over the term of the warrant is approximately 5%. For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

3.	Warrants (restated)(cont’d)

The warrants issued in December 2007 and March 2008 are not only subject to traditional anti-dilution protection, such as stock splits and dividends, but are also subject to down-round anti-dilution protection. Accordingly, if the Company sells common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants will adjust to that lower amount. The Lattice model used to value the warrants with down-round anti-dilution protection provides for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants. Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provide for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Binomial Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The following table summarizes the fair value of the warrants record at fair value as warrant liabilities:

Fair Values:	March 31, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	$2,509,297	$830,978	$1,392,476
March 20, 2008 financing	299,186	104,752	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	1,483,679	509,973	1,315,626
Series III warrants	1,860,755	559,689	1,306,200
Warrants to placement agent	174,586	54,157	122,257
October 23, 2009 financing:
Warrants to institutional investors	1,737,327	944,923	1,012,934
Warrants to placement agent	293,151	95,004	101,693
Total:	$8,357,981	$3,099,476	$6,149,214

Warrants issued to the placement agents in the December 18, 2007 financing is included with the warrants to investors as they have identical exercise prices and terms. Warrants issued to the placement agents in the June 5, 2009 and October 23, 2009 offerings have different exercise prices and terms than the warrants issued to the investors and are therefore disclosed separately.

The following table summarizes the number of shares indexed to the warrants as of the balance sheet date:

Number of Shares indexed:	March 31, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	2,357,834	2,357,834	1,078,579
March 20, 2008 financing	281,065	281,065	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	1,466,666	1,866,666	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	142,857	142,857	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,328,333	2,125,334	2,125,334
Warrants to placement agent	245,932	245,932	245,932
Total:	7,378,242	8,575,243	9,365,717

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

3.	Warrants (restated)(cont’d)

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	March 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.62	$0.68	$1.75
Estimated future volatility	101%	102%	143%
Dividend	-	-	-
Estimated future risk-free rate	0.19%	0.47%	3.27%
Equivalent volatility	101%	100%	106%
Equivalent risk-free rate	0.19%	0.15%	3.26%
Estimated additional shares to be issued upon dilutive event	213,597	629,264	98,838

March 20, 2008 financing:	March 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.62	$0.68	$2.14
Estimated future volatility	108%	132%	142%
Dividend	-	-	-
Estimated future risk-free rate	0.41%	0.47%	1.95%
Equivalent volatility	100%	96%	97%
Equivalent risk-free rate	0.23%	0.24%	1.31%
Estimated additional shares to be issued upon dilutive event	16,163	75,011	7,479

June 5, 2009 financing:	March 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.62	$0.68	$1.14
Estimated future volatility	100%	89-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.63-3.98%	1.81-2.69%	0.63-4.31%
Equivalent volatility	105-106%	91-95%	103-117%
Equivalent risk-free rate	0.49-1.02%	0.58-1.11%	.20-1.44%

October 23, 2009 financing:	March 31, 2010	December 31, 2009	At transaction date
Trading market prices	$1.62	$0.68	$0.69
Estimated future volatility	100%	74-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	2.76-3.98%	2.82-4.18%	2.63-3.80%
Equivalent volatility	103-106%	95-96%	98-99%
Equivalent risk-free rate	0.80-1.11%	0.86-1.27%	.93-1.16%

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

3.	Warrants (restated)(cont’d)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative from March 19, 2001 (Inception) to March 31, 2010
December 18, 2007 financing	$(1,678,319)	$105,365	$(1,116,821)
March 20, 2008 financing	(194,434)	24,745	(108,269)
June 5, 2009 financing:	-	-
Series I warrants	-	-	707,111
Series II warrants	(1,369,686)	-	(564,033)
Series III warrants	(1,301,066)	-	(554,555)
Warrants to placement agent	(120,429)	-	(52,329)
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	(1,698,124)	-	(1,630,113)
Warrants to placement agent	(198,147)	-	(191,458)
Total:	$(6,560,205)	$130,110	$(3,839,404)

4.	Put Feature on Common Stock

The Anti-dilution provision extended in the December 2007 and March 2008 financings is a financial instrument separate and apart from the share. It is a freestanding written put (a put on the Company’s common stock). As an enterprise value put, the contracts’ value moves inversely with the value of the underlying common stock which, under ASC 480, is not consistent with the general concepts or criterion for equity classified financial instruments. Accordingly, the written put was required to be classified as a liability under ASC 480 and recorded at fair value each reporting period, while the common stock achieved equity classification. Changes in the fair value of the anti-dilution make-whole provision are reported as “unrealized gain (loss) on fair value of put feature on common stock.”

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

4. Put Feature on Common Stock (cont’d)

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian motion is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

Expected stock prices returned from the stochastic model were then input into the Lattice model to provide a put value at each of the expected price and these values were probability weighted to determine the overall fair value of the anti-dilution make-whole provision. The term was based on the remaining term of the put (two years at inception) and the inputs for volatility and interest rate were based on projected volatility and interest rate in the future over the remaining term.

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:
Fair Values:	March 31, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	97,713	553,569
Total:	$-	$97,713	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the balance sheet date:

Number of Shares indexed:	March 31, 2010	December 31, 2009	At transaction date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	642,858	642,858
Total:	-	642,858	5,500,017

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

4.	Put Feature on Common Stock (cont’d)

The following table reflects the fair values of these the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation

December 18, 2007 financing:	March 31, 2010	December 31, 2009	At transaction date
Trading market prices	-	-	$1.75
Estimated future stock price	-	-	$0.98-1.73
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

March 20, 2008 financing:	March 31, 2010	December 31, 2009	At transaction date
Trading market prices	-	$0.68	$2.14
Estimated future stock price	-	$0.68	$1.36-2.10
Estimated future volatility	-	37%	142%
Dividend	-	-	-
Estimated future risk-free rate	-	0.06%	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of March 31, 2010.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain (loss) on fair value of put feature on common stock” in the statement of operations:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative from March 19, 2001 (Inception) to March 31, 2010
December 18, 2007 financing	$-	$330,603	$2,148,418
March 20, 2008 financing	97,713	(2,183)	167,121
Total:	$97,713	$328,420	$2,135,539

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.	Common Stock (restated)

The following transactions occurred from March 19, 2001 (inception) to December 31, 2010:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company’s founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

vi)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

These share purchases were negotiated by the parties at various dates prior to the August 10, 2001 share issuance date.

c)
On October 10, 2001 the Company issued 400,000 shares of common stock to Chong Kun Dang Pharmaceutical Corp. (“CKD”) for cash of $479,991 and 400,000 shares of common stock to an individual investor for cash of $479,991.

d)	On October 10, 2001 the Company issued 200,000 shares of common stock to CKD for cash of $479,985.

e)	Since inception, the Company’s founders have transferred 800,000 shares of the common stock described in a) to officers and directors of the Company.

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

i)
Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals common stock and (iii) the par value of Rexahn’s common stock was adjusted to reflect the par value of Corporate Road Show Com Inc. (“CRS”) common stock. In the acquisition merger, 289,780,000 CRS pre-reverse stock split shares were converted into 2,897,802 post-reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post-reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. All shares and earnings per share information have been retroactively restated in these financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.	Common Stock (restated)(cont’d)

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for services.

l)
On December 2, 2005, the holders of a convertible note, representing $1,300,000 aggregate principal amount, exercised their option to convert the entire principal amount of the note into the Company’s common stock. Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company’s common stock for cash of $9,600 and the Company issued an aggregate of 40,000 shares.

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,200 and the Company issued an aggregate of 5,000 shares.

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

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400 and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800 and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $15,600 and the Company issued an aggregate of 19,500 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.	Common Stock (restated)(cont’d)

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023. Investors also were issued one warrant for every five shares purchased. One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds. Private placement costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value in accordance with ASC Topic 480. The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,800,023

Allocated to liabilities:
Warrant liabilities	1,392,476
Put feature on common stock	4,401,169
Total allocated to liabilities	5,793,645

Allocated to equity:
Common stock and additional paid-in capital	1,144,704

Allocated to expense:
Financing expense	(138,326)

Total allocated gross proceeds:	$6,800,023

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.	Common Stock (restated)(cont’d)

y)
On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price of $1.40 per unit for total gross proceeds of $900,001. One warrant will entitle the holder to purchase an additional share of common stock at a price of $1.80 at any time over a period of three years from the date of the private placement, and is recorded as a liability at fair value. The Company extended anti-dilution protection to investors, and the provision is structured in a way that is designed to protect the holder’s position from being diluted and contains a price based on a mathematical computation.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$900,001

Allocated to liabilities:
Warrant liabilities	190,917
Put feature on common stock	553,569
Total allocated to liabilities	744,486

Allocated to common stock and additional paid-in capital	155,515
Total allocated gross proceeds:	$900,001

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $7,200 and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 10,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

ac)
On June 5, 2009 the Company closed on a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total gross proceeds of $3,000,000 and incurred $289,090 of stock issuance costs. The investor was also issued:

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

The closing costs included 142,857 warrants valued at $122,257 and were recorded as a financing expense. All warrants issued from this purchase agreement are recorded as liabilities at fair value.

The Company incurred a derivative loss upon issuance of these warrants, as the fair value of the warrants at inception was greater than the proceeds received from the investor.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$3,000,000

Allocated to liabilities:
Warrant liabilities	3,451,194

Allocated to equity:
Derivative loss at inception	(328,937)
Common stock and additional paid-in capital	-
Total allocated to equity:	(328,937)

Allocated to expense:
Financing expense	(122,257)

Total allocated gross proceeds:	$3,000,000

ad)
On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 18, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $422,300.

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,600 and the Company issued an aggregate of 15,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

af)
On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for net proceeds of $3,371,340, which includes $128,659 of stock issuance costs.

ag)
On October 23, 2009, the Company closed on a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for gross proceeds of $5,000,000, which includes $351,928 of stock issuance costs. The investors were also issued warrants to purchase 2,125,334 shares of common stock at a purchase price of $1.00 per share, exercisable on or after the date of delivery until the five-year anniversary, and were recorded as liabilities at fair value. The closing costs included 245,932 warrants valued at $101,693 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,000,000

Allocated to liabilities:
Warrant liabilities	1,114,627

Allocated to equity:
Common stock and additional paid-in capital	3,987,066

Allocated to expense:
Financing expense	(101,693)

Total allocated gross proceeds:	$5,000,000

ah)
On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008. The issuance of additional warrants resulted in an increase in fair value of approximately $476,200.

Index

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

5.	Common Stock (restated) (cont’d)

ai)
On February 12, 2010, the Company entered into two consulting agreements pursuant to which the Company issued 300,000 shares of common stock upon the execution of the agreements. Upon the extension of the term, 200,000 shares of common stock for each month will be issued until the termination of services.

The following table lists the issuances of shares by the Company under the consulting agreement:

Date of Issuance	Number of Shares Issued	Market Value Per Share	Total Market Value of Share Issuance
February 12, 2010	300,000	$1.22	$366,000

The market value of these shares was recorded as an expense and is reflected in general and administrative expenses in the Company’s statement of operations.

aj)	In March 2010, warrant holders exercised warrants to purchase shares of Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.