Form 10-K/A
period 2010-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2011-03-23
CIK 1228627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 23, 2011

Common Stock, $.0001 par value per share	86,779,406 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2011	Part III

REXAHN PHARMACEUTICALS, INC.

INDEX

		PAGE

PART I
Item 1A.	Risk Factors	1

PART II
Item 8.	Financial Statements and Supplementary Data	11

PART III
Item 15.	Exhibits, Financial Statement Schedules	11

SIGNATURES		12

i

Index

Explanatory Note – Amendment

Rexahn Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission on March 16, 2011 (the “Original Filing”).

The purpose of this Form 10-K/A is to provide additional disclosure in the footnotes contained in Item 8 and Item 15 of the Form 10-K regarding terms of certain warrants issued by the Company and the Company’s (a) total comprehensive loss, (b) uninsured cash balance and (c) diluted earnings per share and diluted shares outstanding. These revised footnote disclosures have no material impact on the financial statements contained in Item 8 and Item 15 of the Form 10-K.  Additionally, this Form 10-K/A revises a risk factor regarding timing of FDA approval and adds a risk factor regarding marketing period exclusivity.

Other than as described above, none of the financial statements or other disclosures in the Original Filing have been amended or updated.  Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.  As required by Rule 12b-15 under the Securities and Exchange Act of 1934, new certifications of our principal executive officer, principal financial officer and principal accounting officer are being filed as exhibits to this Form 10-K/A.

Explanatory Note – Original Filing

The Company has restated herein our financial statements for the fiscal year ended December 31, 2009, and the quarters ended March 31, June 30, and September 30, 2010 to reflect management’s determination that the Company had misclassified warrants and a put feature on its common stock as equity. Management has determined that these instruments should have been classified as liabilities.

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

ii

Index

PART I

Item 1A. Risk Factors.

You should carefully consider the risks described below together with the other information included in this Form 10-K/A. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

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

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates, and we cannot guarantee how long it will take for FDA to review applications for our drug candidates.

We will need FDA approval to commercialize our drug candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of our drug candidates, we must submit to the FDA an NDA demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot guarantee that any of our drug candidates will ultimately be approved by the FDA, if they will ultimately be reviewed on an expedited or priority basis by the FDA, or if an expedited or priority review will significantly shorten actual FDA review time.  We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. Two of our drug candidates, Archexin and RX-0047, are antisense oligonucleotide (ASO) compounds. To date, although applications have been made by other companies, the FDA has not approved any NDAs for any ASO compounds for cancer treatment. In addition, each of Archexin, RX-0201-nano and RX-0047-nano is of a drug class (Akt inhibitor, in the case of Archexin and RX-0201-nano, and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date, nor have we submitted such NDA. After the clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

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

There is no assurance as to the precise scope of our marketing exclusivity afforded under the Orphan Drug Act.

Even if we have orphan drug designation for a particular drug indication, we cannot guarantee that another company also holding orphan drug designation will not receive FDA approval for the same indication before we do.  If that were to happen, our applications for that indication may not be approved until the competing company’s seven-year period of exclusivity expired. Even if we are the first to obtain FDA approval for an orphan drug indication, there are certain circumstances under which a competing product may be approved for the same indication during our seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product.  Further, the seven-year marketing exclusivity would not prevent other sponsors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

PART II

Item 8. Financial Statements and Supplementary Data.

Our financial statements and financial statement schedule and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this Form 10-K/A beginning on page F-1.

PART III

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Form 10-K/A:
(b)

(1) Financial Statements:	Page

Report of ParenteBeard LLC	F-1

Balance Sheets at December 31, 2010 and December 31, 2009	F-2

Statement of Operations for the years ended December 31, 2010 and December 31, 2009 and cumulative from March 19, 2001 (Inception) to December 31, 2010	F-3

Statements of Stockholders’ Equity and Comprehensive Loss from March 19, 2001 (Inception) to December 31, 2010	F-4

Statement of Cash Flows for the years ended December 31, 2010 and December 31, 2009 and cumulative from March 19, 2001 (Inception) to December 31, 2010	F-6

Notes to the Financial Statements	F-8

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(3)   Exhibits:

The documents listed below are filed with this Form 10-K/A as exhibits:

Exhibit Number	Exhibit Description
23	Consent of ParenteBeard LLC, independent registered public accounting firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2011.

REXAHN PHARMACEUTICALS, INC.

By: /s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this report has been signed on the 23rd day of March 2011 by the following persons on behalf of the issuer and in the capacities indicated:

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

Marketable securities are considered “available-for-sale” in accordance with Financial Statement Accounting Board (“FASB”) Accounting Standard Codification (“ASC”) 320, “Debt and Equity Securities”, and thus are reported at fair value in our accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses are accounted for on the basis of specific identification and are included in other income or expense in the statement of operations. The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in our current operations. Accumulated other comprehensive loss for the years ended December 31, 2010 and 2009 was $2,340 and $0, respectively.  The Company’s total comprehensive loss was $14,024,447 and $2,352,618 for the years ended December 31, 2010 and 2009, respectively.

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

	December 31,	December 31,
	2010	2009
Stock Options	8,076,795	7,715,795
Warrants	5,624,583	8,575,243

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

The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits. The balances are insured by either the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $250,000.  At December 31, 2010, the Company’s uninsured cash balance was $12,287,487.

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

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023. Investors also were issued one warrant for every five shares purchased. One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value as discussed in footnote 14.Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds. Private placement costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value, as discussed in footnote 15. The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

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

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, the warrants issued in the May 2009, October 2009, and June 2010 offerings contain a cashless exercise provision that is exercisable only in the event a registration statement is not effective, which provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares. As a result, net cash settlement may be required.

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

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

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

The Company was awarded a refundable tax credit of $822,137 in 2010 from the federal government through the Qualified Therapeutic Discovery Project Program enacted from the Patient Protection and Affordable Care Act of 2010. The Company was eligible for this tax credit based upon its expenses for qualified projects in 2009 and 2010. Qualified projects include defined projects which treat preventable diseases and conditions by conducting pre-clinical activities, clinical trials, or carrying out research protocols. The tax credit is reflected as a reduction to research and development expenses. As of December 31, 2010, $676,624 of the credit had been received by the Company. The remaining $145,513 is included as a receivable and was received in January 2011.

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

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$401,893	$351,893	$50,000	-
Marketable Securities	2,451,620	2,451,620	-	-
Total Assets:	$2,853,513	$2,803,513	$50,000	-

Liabilities:
Warrant Liabilities	$2,966,710	-	-	$2,966,710

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$2,026,060	$1,925,012	$101,048	-
Marketable Securities	175,000	175,000	-	-
Total Assets:	$2,201,060	$2,100,012	$101,048	-

Liabilities:
Warrant liabilities	$3,099,476	-	-	$3,099,476
Put feature on common stock	97,713	-	-	97,713
Total Liabilities:	$3,197,189	-	-	$3,197,189

As of December 31, 2010 and 2009, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as discussed in note 17, and classified within level 2 of the fair value hierarchy.

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

Index

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

STATEMENT OF OPERATIONS FROM MARCH 19, 2001 (INCEPTION) TO SEPTEMBER 30, 2010
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

STATEMENT OF CASH FLOWS FROM MARCH 19, 2001 (INCEPTION) TO SEPTEMBER 30, 2010
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

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, the warrants issued in the May 2009, October 2009, and June 2010 offerings contain a cashless exercise provision that is exercisable only in the event a registration statement is not effective, which provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares. As a result, net cash settlement may be required.

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

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian is a continuous stochastic process that is widely used in finance for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

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

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	1,980,880

Allocated to equity:
Common stock and additional paid-in capital	8,199,200

Allocated to expense:
Financing expense	(180,080)

Total allocated gross proceeds:	$10,000,000

6.	Diluted Earnings Per Share

The Company did not disclose diluted earnings per share and the diluted shares outstanding for the quarters ended September 30, 2010 and 2009 since the impact is immaterial and the Company had a net loss for the nine months ended September 30, 2010 and 2009.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Restated)	2009 (Restated)	2010 (Restated)	2009 (Restated)	Cumulative from March 19, 2001 (Inception) to June 30, 2010 (Restated)
Revenues:
Research	$18,750	$18,750	$37,500	$37,500	$562,500

Expenses:
General and administrative	1,805,534	838,630	2,861,999	1,561,737	20,670,541
Research and development	1,328,389	872,231	1,819,511	1,594,157	18,303,326
Patent fees	62,208	96,666	114,942	150,803	1,339,995
Depreciation and amortization	11,633	12,355	23,180	24,346	567,988

Total Expenses	3,207,764	1,819,882	4,819,632	3,331,043	40,881,850

Loss from Operations	(3,189,014)	(1,801,132)	(4,782,132)	(3,293,543)	(40,319,350)

Other Income (Expense)
Realized gain (loss) on marketable securities .	-	11,025	-	11,025	(9,341)
Interest income	26,267	7,293	48,281	14,902	1,227,080
Interest expense	-	-	-	-	(301,147)
Other income	56,047	-	56,047	-	56,047
Unrealized (loss) gain on fair value of warrants	(310,290)	466,857	(6,870,495)	596,967	(4,149,694)
Unrealized gain on fair value of put feature on common stock	-	797,183	97,713	1,125,603	2,315,539
Financing expense	(180,080)	(122,257)	(180,080)	(122,257)	(542,356)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	(408,056)	1,160,101	(6,848,534)	1,626,240	(3,028,872)

Net Loss Before Provision for Income Taxes	(3,597,070)	(641,031)	(11,630,666)	(1,667,303)	(43,348,222)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(3,597,070)	$(641,031)	$(11,630,666)	$(1,667,303)	$(43,348,222)

Net loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.16)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	74,247,302	58,214,542	73,875,701	57,120,095

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)

1.	Prior Period Adjustment (cont’d)

STATEMENT OF OPERATIONS FROM MARCH 19, 2001 (INCEPTION) TO JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	2,315,539	2,315,539
Unrealized loss on fair value of warrants	-	(4,149,694)	(4,149,694)
Financing expense	-	(542,356)	(542,356)
Total other income (expense)	(652,361)	(2,376,511)	(3,028,872)
Net loss before provision for income taxes	(40,971,711)	(2,376,511)	(43,348,222)
Net loss	(40,971,711)	(2,376,511)	(43,348,222)

STATEMENT OF CASH FLOWS FROM MARCH 19, 2001 (INCEPTION) TO JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(40,971,711)	(2,376,511)	(43,348,222)
Unrealized gain on fair value of put feature on common stock	-	(2,315,539)	(2,315,539)
Unrealized loss on fair value of warrants	-	4,149,694	4,149,694
Financing Expense	-	542,356	542,356
Net cash used in operating activities	(32,461,548)	-	(32,461,548)

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

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, the warrants issued in the May 2009, October 2009, and June 2010 offerings contain a cashless exercise provision that is exercisable only in the event a registration statement is not effective, which provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares. As a result, net cash settlement may be required.

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

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian is a continuous stochastic process that is widely used in finance for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,		Cumulative From March 19, 2001 (Inception) to March 31
	2010 (Restated)	2009 (Restated)	2010 (Restated)
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$-	$-	$6,149,214
Put feature on common stock issued	$-	$-	$4,954,743
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$1,301,700	$-	$1,301,700
Leasehold improvement incentive	$-	$-	$100,000

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

STATEMENT OF OPERATIONS FROM MARCH 19, 2001 (INCEPTION) TO MARCH 31, 2010
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

STATEMENT OF CASH FLOWS FROM MARCH 19, 2001 (INCEPTION) TO MARCH 31, 2010
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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

2.	Fair Value Measurements (restated) (cont’d)

As of March 31, 2010 and December 31, 2009, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy.

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, and classified within level 2 of the fair value hierarchy.

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

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, and June 2010 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value. In addition, the warrants issued in the May 2009, October 2009, and June 2010 offerings contain a cashless exercise provision that is exercisable only in the event a registration statement is not effective, which provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares. As a result, net cash settlement may be required.

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

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability–weighting of put values provided by the Lattice model. Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price. A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, 6 months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

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