Form 10-Q
period 2011-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2011-08-09
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

           ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,237,656 shares of common stock outstanding as of August 9, 2011.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheet at June 30, 2011 (unaudited) and December 31, 2010	3

	2)	Condensed Statement of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010 and cumulative from March 19, 2001 (inception) to June 30, 2011	4

	3)	Condensed Statement of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010 and cumulative from March 19, 2001 (inception) to June 30, 2011	5

	4)	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		37

Item 3	Quantitative and Qualitative Disclosures About Market Risk		46

Item 4	Controls and Procedures		46

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		47

Item 1A	Risk Factors		47

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		47

Item 3	Defaults Upon Senior Securities		47

Item 4	(Removed and Reserved)		47

Item 5	Other Information		47

Item 6	Exhibits		47

SIGNATURES			48

PART I Financial Information
Item 1   Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$16,127,716	$12,340,239
Marketable securities (note 4)	1,950,000	2,451,620
Research tax credit receivable	-	145,513
Prepaid expenses and other current assets (note 5)	486,098	706,649
Note receivable – current portion (note 6)	28,023	28,023

Total Current Assets	18,591,837	15,672,044

Restricted Cash Equivalents (note 18)	3,177,901	401,893

Note Receivable (note 6)	4,671	18,682

Equipment, Net (note 7)	100,942	123,565

Total Assets	$21,875,351	$16,216,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 8)	$3,891,616	$1,820,900

Deferred Revenue (note 9)	862,500	900,000

Other Liabilities (note 10)	122,893	133,117

Warrant Liabilities (note 15)	5,519,955	2,966,710

Total Liabilities	10,396,964	5,820,727

Commitments and Contingencies (note 18)

Stockholders’ Equity (note 13):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 95,251,861 (2010 – 84,175,504) issued and 95,237,656 (2010 – 84,160,849) outstanding	9,525	8,418
Additional paid-in capital	67,501,948	56,157,452
Accumulated other comprehensive loss	-	(2,340)
Accumulated deficit during the development stage	(56,004,676)	(45,739,663)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	11,478,387	10,395,457

Total Liabilities and Stockholders’ Equity	$21,875,351	$16,216,184

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative from March 19, 2001 (Inception) to June 30,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)
Revenues:
Research	$18,750	$18,750	$37,500	$37,500	$637,500

Expenses:
General and administrative	927,617	1,805,534	2,036,790	2,861,999	25,835,956
Research and development	5,435,844	1,328,389	8,172,122	1,819,511	28,665,638
Patent fees	103,225	62,208	175,739	114,942	1,730,717
Depreciation and amortization	10,650	11,633	24,777	23,180	620,244

Total Expenses	6,477,336	3,207,764	10,409,428	4,819,632	56,852,555

Loss from Operations	(6,458,586)	(3,189,014)	(10,371,928)	(4,782,132)	(56,215,055)

Other Income (Expense)
Realized loss on marketable securities .	(3,960)	-	(3,960)	-	(13,301)
Interest income	38,849	26,267	81,322	48,281	1,393,389
Interest expense	-	-	-	-	(301,147)
Other income	-	56,047	-	56,047	56,047
Unrealized gain (loss) on fair value of warrants	594,845	(310,290)	127,220	(6,870,495)	(975,125)
Unrealized gain on fair value of put feature on common stock	-	-	-	97,713	2,315,539
Financing expense	-	(180,080)	(97,667)	(180,080)	(640,023)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	629,734	(408,056)	106,915	(6,848,534)	210,379
Net Loss Before Provision for Income Taxes	(5,828,852)	(3,597,070)	(10,265,013)	(11,630,666)	(56,004,676)
Provision for income taxes	-	-	-	-	-
Net Loss	$(5,828,852)	$(3,597,070)	$(10,265,013)	$(11,630,666)	$(56,004,676)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.16)

Weighted average number of shares outstanding, basic and diluted	95,237,656	74,247,302	90,769,492	73,875,701

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		Cumulative From March 19, 2001 (Inception) to June 30,
	2011	2010	2011
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(10,265,013)	$(11,630,666)	$(56,004,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	876,000	2,129,877
Depreciation and amortization	24,777	23,180	620,244
Stock option compensation	372,167	323,702	5,311,189
Amortization of deferred revenue	(37,500)	(37,500)	(637,500)
Note receivable	14,011	(56,047)	(32,694)
Realized losses on marketable securities	3,960	-	13,301
Unrealized (gain) loss on fair value of warrants	(127,220)	6,870,495	975,125
Unrealized gain on fair value of put feature on common stock	-	(97,713)	(2,315,539)
Financing expense	97,667	180,080	640,023
Amortization of deferred lease incentive	(10,000)	(10,000)	(40,000)
Deferred lease expenses	(224)	24,839	62,893
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	220,551	(268,039)	(486,098)
Research tax credit receivable	145,513	-	-
Accounts payable and accrued expenses	2,070,716	824,035	3,891,616
Net Cash Used in Operating Activities	(7,490,595)	(2,977,634)	(43,961,107)
Cash Flows from Investing Activities:
Restricted cash equivalents	(2,776,008)	733,554	(3,177,901)
Purchase of equipment	(2,154)	(2,997)	(551,102)
Purchase of marketable securities	(8,000,000)	-	(21,123,960)
Proceeds from sales of marketable securities	8,500,000	75,000	19,160,659
Payment of licensing fees	-	-	(356,216)
Net Cash (Used in) Provided by Investing Activities	(2,278,162)	805,557	(6,048,520)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	13,220,273	9,318,228	55,805,574
Proceeds from exercise of stock options	18,000	107,240	128,842
Proceeds from exercise of stock warrants	317,961	3,263,376	3,581,337
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	13,556,234	12,688,844	66,137,343
Net Increase in Cash and Cash Equivalents	3,787,477	10,516,767	16,127,716
Cash and Cash Equivalents – beginning of period	12,340,239	7,298,032	-
Cash and Cash Equivalents - end of period	$16,127,716	$17,814,799	$16,127,716

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended June 30,		Cumulative From March 19, 2001 (Inception) to June 30,
	2011	2010	2011
		(Restated)
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$2,924,333	$1,980,880	$11,054,427
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$243,868	$5,286,602	$6,180,660
Leasehold improvement incentive	$-	$-	$100,000
Settlement of lawsuit	$-	$43,953	$43,953

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $56,004,676 at June 30, 2011 and anticipates incurring losses through the remainder of fiscal 2011 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants exercisable for common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by focusing on core research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2011 and December 31, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010 have been included.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 (“2010 Form 10-K/A”).  Information included in the condensed balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K/A.

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

The financial statements of the Company for the three and six months ended June 30, 2010 have been restated as a result of management’s determination that the Company had misclassified warrants issued to investors through offerings occurring in December 2007, March 2008, June 2009, October 2009 and June 2010.  The warrants were previously reported as equity, but further review by management concluded that these warrants should have been classified as liabilities at inception due to provisions within the warrant agreements, and should be reported at fair value at the balance sheet date.

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

The restatement had no effect on the Company’s cash, loss from operations or net cash used in operating activities for the three and six months ended June 30, 2010.  After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional.  In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s statement of operations and cash flows for the three and six months ended June 30, 2010 are as follows:

(All amounts in U.S. dollars)
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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

2.	Prior Period Adjustment(cont’d)

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010
	As previously reported	Effect of Restatement	As restated
Net loss	(4,677,804)	(6,952,862)	(11,630,666)
Unrealized gain on fair value of put feature on common stock	-	(97,713)	(97,713)
Unrealized loss on fair value of warrants	-	6,870,495	6,870,495
Financing expense	-	180,080	180,080
Net cash used in operating activities	(2,977,634)	-	(2,977,634)

3.	Recent Accounting Pronouncements Affecting the Company

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which amends the disclosure requirements for fair value instruments.  The new disclosures required include disclosure regarding the sensitivity of the fair value measurement to changes in unobservable inputs, and the interrelationships between those unobservable inputs.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.

Comprehensive Income

In June 2011, the FASB issued authoritative guidance for presentation and disclosure of comprehensive income in the financial statements.  Under the new guidance, a Company may no longer present the components of other comprehensive income as part of the statement of changes in the Statement of Stockholder’s Equity, and instead must present the components of comprehensive income either in the Statement of Operations or in a separate statement immediately following the Statement of Operations.  In addition, reclassification adjustments between comprehensive income and net income must be disclosed on the financial statements.  This guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

4.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

Securities available-for-sale	Cost Basis	Gross Unrealized Losses	Fair Value
June 30, 2011:
State and municipal obligations	$1,950,000	$-	$1,950,000

December 31, 2010:
State and municipal obligations	$2,453,960	$(2,340)	$2,451,620

Amortized cost and fair value at June 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.  During the three and six months ended June 30, 2011, the Company sold $8,500,000 of securities at par and the total amount that was reclassified from accumulated comprehensive loss into net loss was $3,960.  The unrealized loss on marketable securities for the three and six months ended June 30, 2011 was $260 and $1,620, respectively.

Maturity	Cost Basis	Gross Unrealized Losses	Fair Value
10 years or more	$1,950,000	-	$1,950,000

5.	Prepaid Expenses and Other Current Assets

	June 30, 2011	December 31, 2010

Deposits on contracts	$243,846	$564,074
Other assets	242,252	142,575

	$486,098	$706,649

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

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute.  The Company settled the case with Amarex for $100,000 less a balance owed of $43,953.  The principal sum of the note was $56,047, and is included in other income in the Company’s statement of operations.  Monthly payments of $2,335 began on September 1, 2010 and will continue until August 1, 2012 at which time the balance is expected to be paid in full.  The note does not bear interest. Pursuant to the note, Amarex shall pay a late charge of five percent (5%) of any past due installment payments if any installment payment is not paid within 10 days of its due date.  As of June 30, 2011, all payments were made as scheduled.

As of June 30, 2011, the principal amortization of the note is shown below:

Principal Amortization	Expected Payment
Within 1 year	$28,023
1 year to Maturity Date (August 1, 2012)	4,671

$32,694

7.	Equipment, Net

	June 30, 2011	December 31, 2010

Furniture and fixtures	$32,646	$32,169
Office equipment	77,863	77,032
Lab and computer equipment	430,261	429,415
Leasehold improvements	110,713	110,713

Total fixed assets	651,483	649,329
Less: Accumulated depreciation	(550,541)	(525,764)

Net carrying amount	$100,942	$123,565

Depreciation expense was $10,650 and $11,633 for the three months ended June 30, 2011 and 2010, respectively, and $24,777, and $23,180 for the six months ended June 30, 2011 and 2010, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

8.	Accounts Payable and Accrued Expenses

	June 30, 2011	December 31, 2010

Trade payables	$991,602	$489,527
Accrued expenses	109,880	18,466
Accrued research and development contract costs	2,674,141	1,239,233
Payroll liabilities	115,993	73,674

	$3,891,616	$1,820,900

9.	Deferred Revenue

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

The Company is using 20 years as its basis for recognition and accordingly $18,750 and $37,500 were included in revenues for the three and six months ended June 30, 2011 and 2010, respectively.  The remaining $862,500 and $900,000 at June 30, 2011 and December 31, 2010, respectively, is reflected as deferred revenue on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2013.  Under the terms of the agreement, Rexgene does not receive royalties on Company net sales outside of Asia.

10.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five year office lease agreement as disclosed in Note 18.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, and telephone and data cabling and wiring in the premises.  The Company accounts for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

10.	Other Liabilities (cont’d)

The following table sets forth the deferred lease incentive:

	June 30, 2011	December 31, 2010

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(40,000)	(30,000)

Balance	$60,000	$70,000

Deferred Office Lease Expense

The office lease agreement, disclosed above, requires an initial annual base rent with annual increases over the next five years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $62,893 and $63,117 as of June 30, 2011 and December 31, 2010, respectively.

11.	Comprehensive Loss

The Company’s accumulated other comprehensive loss as of December 31, 2010 was $2,340 which is computed as the difference between the cost and fair value of the Company’s marketable securities as of the balance sheet date. The Company did not have an accumulated other comprehensive loss as of June 30, 2011.  The total comprehensive loss for the three months ended June 30, 2011 and 2010 was $5,825,152 and $3,597,070, respectively, and the total comprehensive loss for the six months ended June 30, 2011 and 2010 was $10,262,673 and $11,630,666, respectively.

12.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of common shares outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings, but such calculation excludes common shares in treasury.   Basic and diluted loss per common share are identical for all periods presented as potentially dilutive securities of the Company have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be anti-dilutive.  As of June 30, 2011 and December 31, 2010, there were stock options and warrants to acquire 16,838,937 and 13,701,378 shares of our common stock, respectively, which were the potentially dilutive securities of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to June 30, 2011:

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

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023.  Investors also were issued one warrant for every five shares purchased.  One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value as disclosed in Note 15.  Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds.  Private placements costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value, as disclosed in Note 16.   The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

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

ad)
On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 18, 2007 and March 20, 2008.  The fair value of the additional warrants issued was approximately $422,300.

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

ah)
On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008.The fair value of the additional warrants issued was approximately $476,200.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Common Stock (cont’d)

av)	On March 28, 2011, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $102,857 and the Company issued 124,917 shares.

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At June 30, 2011, 8,265,000 shares of common stock were available for issuance.

Prior to adoption of the Plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company’s results of operations for the three months ended June 30, 2011 and 2010 include share-based employee compensation expense totaling $154,618 and $106,720 respectively.  The Company’s results of operations for the six months ended June 30, 2011 and 2010 include share-based compensation expense totaling $304,864 and $222,991 respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $15,560 and $21,604 for the three months ended June 30, 2011 and 2010, respectively.  Stock compensation expenses related to non-employee options were $67,303 and $100,712, for the six months ended June 30, 2011 and 2010, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

14.	Stock-Based Compensation (cont’d)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2011 and 2010, and the period from inception (March 19, 2001) to June 30, 2011, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from March 19, 2001 (Inception) to June 30,
	2011	2010	2011	2010	2011
Statement of operations line item:
General and administrative:
Payroll	$132,821	$90,750	$259,023	$191,636	$2,252,539
Consulting and other professional fees	11,529	13,369	47,178	88,812	807,135
Research and development:
Payroll	21,797	15,970	45,841	31,355	922,137
Consulting and other professional fees	4,031	8,235	20,125	11,899	1,329,378

Total	$170,178	$128,324	$372,167	$323,702	$5,311,189

Summary of Stock Option Transactions

The table below summarizes the stock options granted for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30, 2011

Date Granted	Number of Options Granted	Exercise Price	Grant Date Fair Value
February 7, 2011	130,000	$1.84	$180,326
June 6, 2011	100,000	$1.25	91,334
June 10, 2011	20,000	$1.22	17,915
Total	250,000		$289,575

	For the six months ended June 30, 2010
Date Granted	Number of Options Granted	Exercise Price	Grant Date Fair Value
February 17, 2010	375,000	$1.33	$304,043
June 14, 2010	160,000	$1.17	142,150
Total	535,000		$446,193

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

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,

	2011	2010
Black‑Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	99-101%	100-114%
Risk free interest rate	0.18-2.29%	0.38-2.40%
Expected term (in years)	5 years	1 - 5 years

The following table summarizes the employee and non-employee share-based transactions:

	2011		2010

	Number of Options	Weighted Avg. Exercise Price	Number of Options	Weighted Avg. Exercise Prices
Outstanding at January 1	8,076,795	$1.01	7,715,795	$0.98
Granted	250,000	1.55	535,000	1.28
Exercised	(75,000)	0.24	(155,500)	0.69
Cancelled	(89,000)	1.16	(62,000)	1.06

Outstanding at June 30	8,162,795	$1.03	8,033,295	$1.02

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

14.	Stock-Based Compensation (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2011 and December 31, 2010.

	Number of Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	8,162,795	$1.03	5.1 years	$2,795,265

Exercisable at June 30, 2011	6,882,795	$1.01	4.5 years	$2,558,515

Outstanding at December 31, 2010	8,076,795	$1.01	5.4 years	$2,198,790

Exercisable at December 31, 2010	6,762,795	$1.00	4.8 years	$2,198,790

The total intrinsic value of the options exercised was $94,250 and $239,560 for the six months ended June 30, 2011 and 2010, respectively.  There were no options exercised in the three months ended June 30, 2011.  The total intrinsic value of the options exercised was $184,900 for the three months ended June 30, 2010.  The weighted average fair value of the options vested was $0.84 and $0.96 for the six months ended June 30, 2011 and 2010, respectively.

A summary of the Company’s unvested shares as of June 30, 2011 and changes during the six months ended June 30, 2011 is presented below:

	2011
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2011	1,314,000	$0.77
Granted	250,000	$1.16
Vested	(195,000)	$0.84
Cancelled	(89,000)	$0.90

Unvested at June 30, 2011	1,280,000	$0.81

As of June 30, 2011 and December 31, 2010, there was $588,817 and $685,636 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.0 years and 1.4 years, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants

As of June 30, 2011, warrants to purchase 8,676,142 shares were outstanding, having exercise prices ranging from $1.00 to $1.90 and expiration dates ranging from August 8, 2013 to September 30, 2016.

	2011		2010
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	5,624,583	$1.48	8,575,243	$1.10
Issued during the period	3,541,666	$1.50	2,200,000	$1.90
Exercised during the period	(333,959)	$(0.95)	(3,682,877)	$(0.89)
Expired during the period	(156,148)	$(0.82)	-	$-

Balance, June 30	8,676,142	$1.53	7,092,366	$1.35

At June 30, 2011 and December 31, 2010, the average remaining contractual life of the outstanding warrants was 3.7 years and 3.4 years, respectively.

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, June 2010, and March 2011 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange).   If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value.  In addition, the warrants issued in the May 2009, October 2009, and June 2010 offering contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective, which provision may not be operative if an effective registration statement is not available because of an exemption under the U.S. Securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

Fair Values:	June 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	123,558	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	799,866	751,022	1,306,200
Warrants to placement agent	72,812	69,032	122,257
October 23, 2009 financing:
Warrants to institutional investors	872,362	694,377	1,012,934
Warrants to placement agent	9,414	111,241	101,693
June 30, 2010 financing
Warrants to institutional investors	872,600	1,106,800	1,800,800
Warrants to placement agent	53,380	110,680	180,080
March 31, 2011 financing:
Warrants to institutional investors	2,766,000	-	2,826,666
Warrants to placement agent	73,521	-	97,667
Total:	$5,519,955	$2,966,710	$11,054,427

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants (cont’d)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

Number of Shares indexed:	June 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	281,065	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	18,445	227,487	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	200,000	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	-	3,333,333
Warrants to placement agent	208,333	-	208,333
Total:	8,676,142	5,624,583	15,107,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$1.12	$2.14
Estimated future volatility	-	75%	142%
Dividend	-	-	-
Estimated future risk-free rate	-	0.47%	1.95%
Equivalent volatility	-	42%	97%
Equivalent risk-free rate	-	0.12%	1.31%
Estimated additional shares to be issued upon dilutive event	-	25,462	7,479

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants (cont’d)

June 5, 2009 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.24	$1.12	$1.14
Estimated future volatility	63-96%	94-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.53%	1.84-4.18%	0.63-4.31%
Equivalent volatility	70-71%	72-73%	103-117%
Equivalent risk-free rate	0.29%	0.52%	0.20-1.44%

October 23, 2009 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.24	$1.12	$0.69
Estimated future volatility	73-100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.71-1.53%	1.84%	2.63-3.80%
Equivalent volatility	60-76%	65-74%	98-99%
Equivalent risk-free rate	0.20-0.35%	0.38-0.58%	0.93-1.16%

June 30, 2010 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.24	$1.12	$1.43
Estimated future volatility	100%	67%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.71-1.53%	1.84%	1.78%
Equivalent volatility	60-70%	89%	98%
Equivalent risk-free rate	0.20-0.34%	0.52%	0.59%

March 31, 2011 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.24	$-	$1.18
Estimated future volatility	61-100%	-	100%
Dividend	-	-	-
Estimated future risk-free rate	0.71-3.19%	-	1.32-3.64%
Equivalent volatility	60-88%	-	79-96%
Equivalent risk-free rate	0.20-0.69%	-	0.39-1.09%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants (cont’d)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010 (Restated)
December 18, 2007 financing	$-	$565,643
March 20, 2008 financing	-	49,267
June 5, 2009 financing:
Series I warrants	-	-
Series II warrants	-	(1,627,142)
Series III warrants	142,800	267,400
Warrants to placement agent	11,733	21,839
October 23, 2009 financing:
Warrants to institutional investors	64,733	402,078
Warrants to placement agent	1,467	10,625
June 30, 2010 financing
Warrants to institutional investors	232,200	-
Warrants to placement agent	57,100	-
March 31, 2011 financing:
Warrants to institutional investors	60,666	-
Warrants to placement agent	24,146	-
Total:	$594,845	$(310,290)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010 (Restated)	Cumulative from March 19, 2001 (Inception) to June 30, 2011
December 18, 2007 financing	$-	$(1,112,676)	$50,722
March 20, 2008 financing	92,704	(145,167)	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	(2,996,828)	(2,191,175)
Series III warrants	(48,844)	(1,033,666)	506,334
Warrants to placement agent	(3,780)	(98,590)	35,065
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	(177,985)	(1,296,046)	(908,668)
Warrants to placement agent	(111,187)	(187,522)	(145,352)
June 30, 2010 financing
Warrants to institutional investors	234,200	-	928,200
Warrants to placement agent	57,300	-	126,700
March 31, 2011 financing:
Warrants to institutional investors	60,666	-	60,666
Warrants to placement agent	24,146	-	24,146
Total:	$127,220	$(6,870,495)	$(975,125)

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

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	June 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	June 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

16.	Put feature on Common Stock (cont’d)

March 20, 2008 financing:	June 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-$2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of June 30, 2011, or no changes in the fair value for the three months ended June 30, 2011 and 2010.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010 (Restated)	Cumulative from March 19, 2001 (Inception) to June 30, 2011
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	97,713	167,121
Total:	$-	$97,713	$2,135,539

17.	Income Taxes

No provision for Federal and State income taxes was required for the three and six months ended June 30, 2011 and 2010 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2011 and December 31, 2010, the Company has unused net operating loss carry-forwards of approximately $56,573,000 and $46,283,000 which expire at various dates through 2031.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of June 30, 2011 and December 31, 2010, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30, 2011	December 31, 2010

Net Operating Loss Carryforwards	$22,063,470	$18,050,380
Valuation Allowance	(22,063,470)	(18,050,380)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. Federal and Maryland state jurisdictions.  Tax years for fiscal 2007 through 2010 are open and potentially subject to examination by the Federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

18.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2011, the total estimated cost to be incurred under these agreements was approximately $18,285,424 and the Company had made payments totaling $9,257,703 under the terms of the agreements as of June 30, 2011.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments for each key executive of $350,000, $250,000 and $200,000, respectively.  The employment agreements were amended on September 9, 2010 and will expire on September 9, 2013.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of June 30, 2011, the milestone has not occurred.

d)
On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement requires annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended June 30, 2011 and 2010 was $35,078 and $19,131, respectively, and rent paid under the lease for the six months ended June 30, 2011 and 2010 was $70,156 and $38,262, respectively.

Future rental payments over the next five years and thereafter are as follows:

2011	$78,437
2012	158,835
2013	162,805
2014	82,408
Total	$482,485

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010, the letter of credit was amended and reduced to $50,000.

e)
On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement (the “Second Amendment”) in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117.  Currently, the Company has proceeds remaining of $3,127,901 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

18.	Commitments and Contingencies (cont’d)

f)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated $16,846 and $16,499 for the three months ended June 30, 2011, and 2010, respectively, and $32,974 and $35,141 for the six months ended June 30, 2011 and 2010, respectively.

g)
On June 28, 2010, the Company signed a one year renewal to use lab space commencing on July 1, 2010.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and six months ended June 30, 2011 and 2010 was $13,662 and $27,324, respectively.  On June 22, 2011, the Company extended the agreement for another year with monthly rental payments of $4,554.

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

Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$3,177,901	$3,127,901	$50,000	$-
Marketable Securities	1,950,000	1,950,000	-	-
Total Assets:	$5,127,901	$5,077,901	$50,000	$-

Liabilities:
Warrant Liabilities	$5,519,955	-	-	$5,519,955

Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$401,893	$351,893	$50,000	$-
Marketable Securities	2,451,620	2,451,620	-	-
Total Assets:	$2,853,513	2,803,513	$50,000	$-

Liabilities:
Warrant Liabilities	$2,966,710	-	-	$2,966,710

As of June 30, 2011 and December 31, 2010, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 18, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities is disclosed in Note 15.

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

The following table sets forth a reconciliation of changes in the six months ended June 30, 2011 and 2010 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2011	$2,966,710	$-	$2,966,710
Additions	2,924,333	-	2,924,333
Unrealized gains, net	(88,651)	-	(88,651)
Unrealized gains on expiration	(38,569)	-	(38,569)
Transfers out of level 3	(243,868)	-	(243,868)
Balance at June 30, 2011	$5,519,955	$-	$5,519,955

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2010	$3,099,476	$97,713	$3,197,189
Additions	1,980,880	-	1,980,880
Unrealized losses	6,870,495	-	6,870,495
Unrealized gains on expiration	-	(97,713)	(97,713)
Transfers out of level 3	(5,286,602)	-	(5,286,602)
Balance at June 30, 2010	$6,664,249	$-	$6,664,249

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.   There were no significant transfers in and out of Levels 1 and 2 for the six months ended June 30, 2011 and 2010.

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

CRITICAL ACCOUNTING POLICIES

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our accounting policies are in accordance with United States generally accepted accounting principles (“GAAP”) and their basis of application is consistent with that of the previous year.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which amends the disclosure requirements for fair value instruments.  The new disclosures required include disclosure regarding the sensitivity of the fair value measurement to changes in unobservable inputs, and the interrelationships between those unobservable inputs.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.

In June 2011, the FASB issued authoritative guidance which for presentation and disclosure of comprehensive income in the financial statements.  Under the new guidance, a Company may no longer present the components of other comprehensive income as part of the statement of changes in the Statement of Stockholder’s Equity, and instead must present the components of comprehensive income either in the Statement of Operations or in a separate statement immediately following the Statement of Operations.  In addition, reclassification adjustments between comprehensive income and net income must be disclosed on the financial statements.  This guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2011 and 2010:

Total Revenues

For the three and six months ended June 30, 2011, we recorded revenues of $18,750 and $37,500, respectively.  We recorded the same amounts in the same period of 2010.  In both periods, the revenue reflects the recognition of deferred revenue from a collaborative research agreement with Rexgene Biotech Co., Ltd., a minority stockholder.  See Note 9-Deferred Revenue in the Notes to the Condensed Financial Statements for additional information concerning Rexgene.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations and general legal activities.

General and administrative expenses decreased $877,917, or 48.6%, to $927,617 for the three months ended June 30, 2011 from $1,805,534 for the three months ended June 30, 2010.  The decrease is attributed to decreased legal and professional fees due to the settlement of the Amarex litigation on June 16, 2010 and the termination of certain investor relations services, which the Company issued compensatory stock valued at $569,867 for the three months ended June 30, 2010. These fees were not applicable for the three months ended June 30, 2011.  General and administrative expenses decreased $825,209, or 28.8%, to $2,036,790 for the six months ended June 30, 2011 from $2,861,999 for the six months ended June 30, 2010.  The decrease is primarily attributed to legal and professional fees and compensatory stock issued for investor relations services as described above.

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

Research and development expenses increased $4,107,455 or 309.2%, to $5,435,844 for the three months ended June 30, 2011 from $1,328,389 for the three months ended June 30, 2010.  The increase was primarily attributable to increased costs on two of our research and development projects.  We incurred costs of approximately $3.6 million for our Serdaxin Phase IIB clinical trial, which completed patient enrollment in June 2011.  This trial was not being conducted in the three months ended June 30, 2010.  In addition, for the three months ended June 30, 2011, we incurred approximately $1.1 million for the pre-clinical development of RX-3117, compared to approximately $700,000 for the three months ended June 30, 2010.  Research and development expenses increased $6,352,611 or 349.1%, to $8,172,122 for the six months ended June 30, 2011 from $1,819,511 for the six months ended June 30, 2010.  The increase was primarily attributable to the Serdaxin Phase IIB clinical trial and the pre-clinical development of RX-3117, as described above.

Patent Fees

Our patent fees increased $41,017, or 65.9%, to $103,225 for the three months ended June 30, 2011 from $62,208 for the three months ended June 30, 2010.  Our patent fees increased $60,797, or 52.9%, to $175,739 for the six months ended June 30, 2011 from $114,942 for the six months ended June 30, 2010.  The increase was primarily due to increased legal costs to respond to inquiries on pending patent applications in the three and six months ended June 30, 2011.

Depreciation and Amortization

Depreciation and amortization expenses decreased $983, or 8.4%, to $10,650 for the three months ended June 30, 2011 from $11,633 for the three months ended June 30, 2010.  The decrease is due to fully depreciated assets for the three months ended June 30, 2011 which were still being depreciated for the three months ended June 30, 2010.  Depreciation and amortization expenses increased $1,597, or 6.9%, to $24,777 for the six months ended June 30, 2011 from $23,180 for the six months ended June 30, 2010.  The increase is primarily a shorter useful life used for computer equipment.  The impact of the change in useful life is immaterial.

Interest Income

Interest income increased $12,582, or 47.9%, to $38,849 for the three months ended June 30, 2011 from $26,267 for the three months ended June 30, 2010.  Interest income increased $33,041, or 68.4%, to $81,322 for the six months ended June 30, 2011 from $48,281 for the six months ended June 30, 2010.  The increases in both periods were primarily due to an increase in interest-bearing investments and higher interest rates on such investments.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  For the three months ended June 30, 2011 and 2010, respectively, we recorded unrealized gains (losses) on the fair value of our warrants of $594,845 and $(310,290), respectively.  For the six months ended June 30, 2011 and 2010, we recorded unrealized gains (losses) on the fair value of our warrants of $127,220 and ($6,870,495).  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external and internal market factors.  In addition, option-based techniques are highly volatile and sensitive to the trading market price of the Company’s common stock and the resulting estimated volatility of the common stock.

Net Loss

As a result of the above, the net loss for the three and six months ended June 30, 2011 was $5,828,852, and $10,265,013 or $0.06 and $0.11 per share, respectively, compared to a net loss of $3,597,070, and $11,630,666, or $0.05 and $0.16 per share, respectively, for the three and six months ended June 30, 2010.

Research and Development Projects

Research and development expenses are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three clinical stage lead drug candidates, Archexin, Serdaxin and Zoraxel and pre-clinical stage drug candidates, RX-3117, RX-5902, RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, Serdaxin and Zoraxel, is uncertain, and because RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

Archexin®

Archexin is a 20 nucleotide single stranded DNA anti-sense molecule, which we believe is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading drug candidate.  The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors. The Phase I trial was intended primarily to assess the safety and tolerability of Archexin in patients with advanced cancer. The trial results showed that the dose limiting toxicity of Archexin occurring at 315 mg/m2 dose in the form of fatigue. No other serious adverse events such as hematological toxicities were observed in this Phase I study. In the Phase I study stable disease was observed in two out of the 17 patients. Archexin is currently being studied in a Phase II clinical trial for the treatment of pancreatic cancer with several patients enrolled and enrollment continuing in 2011.  The Archexin Phase IIa trial is a single-arm, open-label study looking to enroll 35 subjects and is being conducted globally in the United States and India. Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival.  Archexin’s Phase II clinical trial protocol for the treatment of RCC was accepted by the FDA, but issues with enrollment have delayed the trial.  The enrollment issues were primarily due to the small number of patients that have been diagnosed with RCC and the fact that such patients are often treated with surgery instead of drug therapies.  The enrollment issues have caused Rexahn to reallocate resources and reprioritize Archexin to pursue studies in pancreatic cancer.  We own one issued U.S. patent for Archexin.

The costs incurred for the Phase I clinical trial was approximately $1,500,000.  As of June 30, 2011, we have spent approximately $6,300,000 for the development of Archexin and we estimate that the Phase IIa trials for pancreatic cancer patients will be completed in first half of 2012 and will require approximately an additional $450,000 to complete.

Serdaxin® (RX-10100)

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by the FDA. We are currently developing Serdaxin for the treatment of depression and neurodegenerative disorders. We have recently concluded a Phase IIa proof of concept clinical trial for major depressive disorder (“MDD”), with Serdaxin. The proof-of-concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg administered twice daily) Phase IIa clinical trial enrolled 77 MDD patients at multiple sites in the United States.  No statistical difference was seen between the three doses and the placebo on the Montgomery-Asberg Depression Rating Scale (“MADRS”).  A high dropout rate of non-responders in the placebo group contributed to a higher-than-expected response for the placebo-treated subjects that completed the study.  We believe this high dropout rate may have contributed to the absence of statistical significance.  In our ad hoc analysis, results from the Phase IIa clinical trial showed that patients suffering from MDD responded most positively to the 5 mg dose of the drug, and supported proceeding to a Phase IIb clinical trial. In the subgroup analysis, the study showed that patients with severe MDD taking 5 mg of Serdaxin had significant improvement in MADRS, scores after 8 weeks of treatment, compared to the placebo group. Among the 77 patients, 53 patients were classified as having severe MDD. Of the 14 severe MDD patients treated with 5 mg of Serdaxin, MADRS scores significantly improved by 55.6%, compared to only 34.0% in the placebo group (n = 14). In addition, 64.3% of patients with severe MDD treated with the 5 mg of Serdaxin were considered “Responders” compared to 28.6% in the placebo group (p=0.0581). A “Responder” is a patient with a change from baseline MADRS score of greater than or equal to 50% after treatment. Additionally, 42.9% of patients in the treatment group at 5 mg of Serdaxin were in remission with a MADRS score of less than or equal to 12 after eight weeks of treatment, versus 14.3% in the placebo group (p=0.209). During the trial there were no reports of side effects that are commonly linked to currently marketed antidepressant drugs, such as selective serotonin uptake inhibitors, (“SSRI”), serotonin-norepinephrine reuptake inhibitors, (“SNRI”), and tricyclic antidepressants (“TCA”). The 5 mg Serdaxin-treated group (20 adverse events) reported 40% fewer adverse events than the placebo group (36 adverse events). In addition, the 5 mg Serdaxin-treated group reported a lower dropout rate by week 2 of 4.8% compared to 9.1% in the placebo group, and by week 8 the drop-out rate for the Serdaxin group was only 14.3% compared to 59.1% in the placebo group. Pre-clinical studies suggest that Serdaxin may have an inverted, U-shape dose-response curve. This inverted, dose-response relationship may explain the observation in the Phase IIa trial of a more positive response in patients taking the lowest dose. Due to this phenomenon, higher doses of Serdaxin may not be effective, suggesting an additional potential benefit with respect to the risk of overdose problems prevalent in other psychogenic medications. A Phase IIb trial for MDD with lower doses completed patient enrollment in June 2011, with results expected in the fourth quarter of 2011.  We are also currently planning the Phase II clinical trial for Parkinson’s disease (“PD”), with Serdaxin and have submitted the protocol for this study to the FDA.

Through June 30, 2011, the pre-clinical and clinical costs incurred for development of Serdaxin to date have been approximately $7,300,000.  We incurred approximately $3,600,000 in the quarter ending June 30, 2011 for costs associated with the Phase IIb clinical trial.  We currently estimate that the Phase IIb MDD studies will require approximately an additional $3,500,000 through the remainder of 2011. Phase II clinical trials for the use of Serdaxin for PD are being developed. We currently estimate PD studies will require $600,000 through the first half of 2012.

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

Zoraxel™ (RX-10100)

We are developing Zoraxel for treatment of erectile dysfunction. Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin. The Phase IIa proof of concept clinical trial of Zoraxel is complete with positive results and the Phase IIb trial will commence in 2011. Rexahn’s decision to move forward with the Phase IIb trial is supported by data from the Phase IIa proof of concept, randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) study of 39 erectile dysfunction patients (ages of 18 to 65) treated with Zoraxel. The Phase IIa study was completed in May 2009 and demonstrated that Zoraxel consistently improved International Index of Erectile Function, (“IIEF”), scores of treated subjects. The Phase IIa study results showed treatment with 15mg of Zoraxel at week 8 improving subjects’ IIEF-EF scores by 6.5, a value obtained from the changes from the baseline between scores of 15 mg of Zoraxel (5.3) and the placebo group (-1.2). Furthermore, the study showed among treated subjects a dose dependent treatment effect with improved erectile function and quality of life measures. The study also showed Zoraxel to be well tolerated in the patients in the study with no serious adverse events reported. To examine the clinical relevance of Zoraxel as an erectile dysfunction drug, an “effect size” analysis has been conducted. Effect size (“ES”) is a data analysis index developed by Dr. Jacob Cohen of New York University and is derived from the improvement in IIEF mean score for the treatment group minus the improvement in IIEF mean score of the placebo group over the treatment period, divided by the standard deviation of the entire sample at baseline. An ES value greater than 0.80 is deemed “a considerable change” under the ES criteria. The ES for IIEF-EF and IIEF-intercourse satisfaction indices of Zoraxel (2.59 and 0.88, respectively) were larger than 0.80, suggesting a considerable change in sexual experiences in Zoraxel-treated patients based on the ES criteria. The Phase IIb study is designed to assess Zoraxel’s efficacy in approximately 225 male subjects, ages 18 to 65, with ED. The double blind, randomized, placebo-controlled, 12-week study will include IIEF, Sexual Encounter Profile questions 2 (Penetration) & 3 (Sexual Intercourse) survey, as primary endpoints following treatment with Zorazel at 25 and 50 mg doses. The Phase IIb study is expected to begin in the second half of 2011 and the preliminary data is expected to be available in 2012.  The study will be conducted at multiple sites in the United States.

Through June 30, 2011, the costs incurred for development of Zoraxel to date have been approximately $1,200,000.  We currently estimate that these Phase IIb studies will require approximately $4,500,000 throughout the remainder of 2011 and 2012.

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

RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an IND application to the FDA.  RX-5902 is in late-stage preclinical development. Through June 30, 2011, the costs incurred for development of these compounds to date have been approximately $1,800,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $7,490,595 for the six months ended June 30, 2011 compared to cash used in operating activities of $2,977,634 for the same period ended June 30, 2010.  The increase in cash used in operating activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily due to the increased costs on the Serdaxin Phase IIb clinical trial and the pre-clinical development of RX-3117.  The operating cash flows during the three months ended June 30, 2011 reflect our net loss of $10,265,013 and a net increase in cash components of working capital and non-cash charges totaling $2,774,418.

Cash used in investing activities of $2,278,162 for the six months ended June 30, 2011 consisted of an increase of restricted cash equivalents of $2,776,008, $2,154 for the purchase of equipment and $8,000,000 for the purchase of marketable securities, offset by $8,500,000 from sales of marketable securities.  Cash provided by investing activities was $805,557 during the six months ended June 30, 2010.

Cash provided by financing activities of $13,556,234 during the six months ended June 30, 2011 consisted of proceeds of $317,961 from the exercise of stock warrants, $18,000 from the exercise of stock options, $3,926,397 from the issuance of common stock to Teva, net of issuance costs, and $9,293,876 from the issuance of 8,333,333 shares of common stock to institutional investors, net of issuance costs.  The institutional investors were also issued warrants to purchase 3,333,333 shares of common stock.  During the same period in 2010, cash provided by financing activities was $12,688,844, which consisted of net proceeds from the issuance of stock options and warrants.

For the six months ended June 30, 2011, we experienced a net loss of $10,265,013.  Our accumulated deficit as of June 30, 2011 was $56,004,676.

In June 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which will enable us to offer up to $100 million in securities.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the six months ended June 30, 2011, we had a net increase in cash and cash equivalents of $3,787,477.  Total cash as of June 30, 2011 was $16,127,716 compared to $12,340,239 as of December 31, 2010.  We believe that our existing cash will be sufficient to cover our cash flow requirements through June 30, 2012. Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If we are not able to raise sufficient additional money, we will have to reduce our research and development activities.  We will first reduce research and development activities associated with our preclinical compounds. To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

CONTRACTUAL OBLIGATIONS

We have contracted with various vendors to provide research and development services.  The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months.  The costs to be incurred are estimated and are subject to revision.  As of June 30, 2011, the total contract value of these agreements was approximately $18,285,429 and we have made payments totaling $9,257,703 under the terms of the agreements as of June 30, 2011.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

On September 9, 2010, we and three of our key executives entered into Amended and Restated Employment Agreements.  The Amended and Restated Employment Agreements replace the prior employment contracts entered into on August 10, 2009.  We entered into the Amended and Restated Employment Agreements in order to provide the key executives with: (i) an automatic one year renewal upon the expiration of the initial three year term and upon each consecutive year term unless such employment with the Company is terminated earlier by the Company or the executives; (ii) an annual base salary adjustment for inflation as determined by the Consumer Price Index subject to review by the Company’s Compensation Committee; (iii) an increase in the Company provided life insurance coverage from an amount equal to two times the executive’s annual base salary to an amount equal to four times the executive’s annual base salary; and (iv) a one-time cash payment, subject to applicable withholding requirements under applicable state and federal law, in an amount equal to the executive’s increased income tax costs as a result of payments made to the executive by the Company under the change of control provisions of the Amended and Restated Employment Agreement. Other than these changes, the new contracts have substantially similar terms to the executives’ prior employment agreements.  The agreements result in annual commitments of $350,000, $250,000 and $200,000, respectively.

On May 21, 2009, the Company entered into a one year agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,554 from October 1, 2009 to June 30, 2010.  The agreement has been renewed for a one year term commencing on July 1, 2011 with the same payment schedule.

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

On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease during the six months ended June 30, 2011 was $70,156.

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010, the letter of credit was reduced to $50,000.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs over the next eighteen months which would entail focusing our resources on Phase II clinical trials of Archexin, Serdaxin and Zoraxel.  Over the next twelve months, we expect to spend a minimum of approximately $7.0 million on clinical development for Phase II clinical trials of Archexin, Serdaxin and Zoraxel (including our commitments described under “Contractual Obligations” of this Item 2), $6.0 million on the development of our preclinical pipeline, $4.4 million on general corporate expenses, and approximately $210,000 on facilities rent.  We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

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

For the three and six months ended June 30, 2011, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At June 30, 2011, our cash was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.  At June 30, 2011, we had no debt instruments on our balance sheet.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There were no material changes to the risk factors as previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): i) Condensed Balance Sheet, ii) Condensed Statement of Operations, iii) Condensed Statement of Cash Flows and (iv) Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: August 9, 2011		Chang H. Ahn
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: August 9, 2011		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated June 30, 2011

Exhibit No	Description	Location

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith