Form 10-Q
period 2011-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2011-11-09
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,345,656 shares of common stock outstanding as of November 9, 2011.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheet at September 30, 2011 (unaudited) and December 31, 2010	3

	2)	Condensed Statement of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010 and cumulative from March 19, 2001 (inception) to September 30, 2011	4

	3)	Condensed Statement of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010 and cumulative from March 19, 2001 (inception) to September 30, 2011	5

	4)	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		38

Item 3	Quantitative and Qualitative Disclosures About Market Risk		47

Item 4	Controls and Procedures		47

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		48

Item 1A	Risk Factors		48

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		48

Item 3	Defaults Upon Senior Securities		48

Item 4	(Removed and Reserved)		48

Item 5	Other Information		48

Item 6	Exhibits		48

SIGNATURES			49

PART I Financial Information
Item 1 Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,216,933	$12,340,239
Marketable securities (note 4)	1,950,000	2,451,620
Research tax credit receivable	-	145,513
Prepaid expenses and other current assets (note 5)	455,709	706,649
Note receivable – current portion (note 6)	25,688	28,023

Total Current Assets	15,648,330	15,672,044

Restricted Cash Equivalents (note 18)	2,947,451	401,893

Note Receivable (note 6)	-	18,682

Equipment, Net (note 7)	93,072	123,565

Total Assets	$18,688,853	$16,216,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 8)	$3,905,460	$1,820,900

Deferred Research and Development Arrangement (note 9)	843,750	900,000

Other Liabilities (note 10)	113,640	133,117

Warrant Liabilities (note 15)	3,653,706	2,966,710

Total Liabilities	8,516,556	5,820,727

Commitments and Contingencies (note 18)

Stockholders’ Equity (note 13):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 95,279,861 (2010 – 84,175,504) issued and 95,265,656 (2010 – 84,160,849) outstanding	9,528	8,418
Additional paid-in capital	67,665,073	56,157,452
Accumulated other comprehensive loss	-	(2,340)
Accumulated deficit during the development stage	(57,473,894)	(45,739,663)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	10,172,297	10,395,457

Total Liabilities and Stockholders’ Equity	$18,688,853	$16,216,184

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from March 19, 2001 (Inception) to September 30,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)
Revenues:
Research	$-	$-	$-	$-	$-

Expenses:
General and administrative	774,307	1,561,377	2,811,097	4,423,376	26,610,263
Research and development	2,372,201	671,339	10,506,823	2,453,350	30,400,339
Patent fees	198,424	123,147	374,163	238,089	1,929,141
Depreciation and amortization	10,127	11,663	34,904	34,843	630,371

Total Expenses	3,355,059	2,367,526	13,726,987	7,149,658	59,570,114

Loss from Operations	(3,355,059)	(2,367,526)	(13,726,987)	(7,149,658)	(59,570,114)

Other Income (Expense)
Realized loss on marketable securities .	-	-	(3,960)	-	(13,301)
Interest income	19,592	49,418	100,914	97,699	1,412,981
Interest expense	-	-	-	-	(301,147)
Other income	-	-	-	56,047	56,047
Unrealized gain (loss) on fair value of warrants	1,866,249	2,536,999	1,993,469	(4,333,496)	891,124
Unrealized gain on fair value of put feature on common stock	-	-	-	97,713	2,315,539
Financing expense	-	-	(97,667)	(180,080)	(640,023)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	1,885,841	2,586,417	1,992,756	(4,262,117)	2,096,220

Net (Loss) Income Before Provision for Income Taxes	(1,469,218)	218,891	(11,734,231)	(11,411,775)	(57,473,894)
Provision for income taxes	-	-	-	-	-
Net (Loss) Income	$(1,469,218)	$218,891	$(11,734,231)	$(11,411,775)	$(57,473,894)

Net loss per share, basic and diluted	$(0.02)	$0.00	$(0.13)	$(0.15)

Weighted average number of shares outstanding, basic and diluted	95,240,221	83,063,250	92,276,111	76,932,814

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Cumulative From March 19, 2001 (Inception) to September 30,
	2011	2010	2011
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(11,734,231)	$(11,411,775)	$(57,473,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	1,663,999	2,129,877
Depreciation and amortization	34,904	34,843	630,371
Stock-based compensation	513,255	435,305	5,452,277
Amortization of deferred research and development contribution	(56,250)	(56,250)	(656,250)
Note receivable	21,017	(53,711)	(25,688)
Realized losses on marketable securities	3,960	-	13,301
Unrealized (gain) loss on fair value of warrants	(1,993,469)	4,333,496	(891,124)
Unrealized gain on fair value of put feature on common stock	-	(97,713)	(2,315,539)
Financing expense	97,667	180,080	640,023
Amortization of deferred lease incentive	(15,000)	(15,000)	(45,000)
Deferred lease expenses	(4,477)	24,728	58,640
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	250,940	(160,113)	(455,709)
Research tax credit receivable	145,513	-	-
Accounts payable and accrued expenses	2,084,560	555,268	3,905,460
Net Cash Used in Operating Activities	(10,651,611)	(4,566,843)	(47,122,123)

Cash Flows from Investing Activities:
Restricted cash equivalents	(2,545,558)	842,454	(2,947,451)
Purchase of equipment	(4,411)	(3,744)	(553,359)
Purchase of marketable securities	(8,000,000)	(503,960)	(21,123,960)
Proceeds from sales of marketable securities	8,500,000	75,000	19,160,659
Payment of licensing fees	-	-	(356,216)
Net Cash (Used in) Provided by Investing Activities	(2,049,969)	409,750	(5,820,327)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	13,220,273	9,318,228	55,805,574
Proceeds from exercise of stock options	40,040	107,240	150,882
Proceeds from exercise of stock warrants	317,961	3,263,376	3,581,337
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	13,578,274	12,688,844	66,159,383
Net Increase in Cash and Cash Equivalents	876,694	8,531,751	13,216,933
Cash and Cash Equivalents – beginning of period	12,340,239	7,298,032	-
Cash and Cash Equivalents - end of period	$13,216,933	$15,829,783	$13,216,933

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended September 30,		Cumulative From March 19, 2001 (Inception) to September 30,
	2011	2010	2011
		(Restated)
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$2,924,333	$1,980,880	$11,054,427
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$243,868	$5,286,602	$6,180,660
Leasehold improvement incentive	$-	$-	$100,000
Settlement of lawsuit	$-	$43,953	$43,953

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $57,473,894 at September 30, 2011 and anticipates incurring losses through the remainder of fiscal 2011 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants exercisable for common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by focusing on core research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2011 and December 31, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 have been included.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2011. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 (“2010 Form 10-K/A”).  Information included in the condensed balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K/A.

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

Reclassification

The Company has reclassified previously reported amortization of Rexgene’s research and development arrangement, as disclosed in Note 9, “Deferred Research and Development Arrangement”, from revenue to a reduction of research and development expenses in the statement of operations.  The reclassification had no effect on the Company’s balance sheets, net loss, or cash flows from operating activities.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

2.	Prior Period Adjustment

The financial statements of the Company for the three and nine months ended September 30, 2010 have been restated as a result of management’s determination that the Company had misclassified warrants issued to investors through offerings occurring in December 2007, March 2008, June 2009, October 2009 and June 2010.  The warrants were previously reported as equity, but further review by management concluded that these warrants should have been classified as liabilities at inception due to provisions within the warrant agreements, and should be reported at fair value at the balance sheet date.

Management also determined that the anti-dilution make whole provision (the “Anti-dilution provision”) which is a put on the common stock, issued in the 2007 and 2008 offerings were also misclassified as equity.  In the event that the Company issued shares or share indexed contracts below an effective purchase price paid by the investors, the investor would receive additional shares equal to a ratio of the initial purchase price per share less the original number of common shares issued.  The Anti-dilution provision expired on the second anniversary of the financing and should have been reported as a liability at fair value at inception.

The restatement had no effect on the Company’s cash, loss from operations or net cash used in operating activities for the three and nine months ended September 30, 2010.  After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional.  In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s statement of operations and cash flows for the three and nine months ended September 30, 2010 are as follows:

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of warrants	-	2,536,999	2,536,999
Total other income (expense)	49,418	2,536,999	2,536,999
Net (loss) income before provision for income taxes	(2,318,108)	2,536,999	218,891
Net (loss) income	(2,318,108)	2,536,999	218,891
Net (loss) income per share, basic and diluted	(0.03)	0.03	0.00

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
	As previously reported	Effect of Restatement	As restated
Unrealized gain on fair value of put feature on common stock	-	97,713	97,713
Unrealized loss on fair value of warrants	-	(4,333,496)	(4,333,496)
Financing expense	-	(180,080)	(180,080)
Total other income (expense)	153,746	(4,415,863)	(4,262,117)
Net loss before provision for income taxes	(6,995,912)	(4,415,863)	(11,411,775)
Net loss	(6,995,912)	(4,415,863)	(11,411,775)
Net loss per share, basic and diluted	(0.09)	(0.06)	(0.15)

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
September 30, 2011:
State and municipal obligations	$1,950,000	$-	$1,950,000

December 31, 2010:
State and municipal obligations	$2,453,960	$(2,340)	$2,451,620

Amortized cost and fair value at September 30, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

Maturity	Cost Basis	Gross Unrealized Losses	Fair Value
10 years or more	$1,950,000	-	$1,950,000

During the nine months ended September 30, 2011, the Company sold $8,500,000 of securities at par and the total amount that was reclassified from accumulated comprehensive loss into net loss was $3,960.  The Company did not sell any securities in the three months ended September 30, 2011.  The unrealized loss on marketable securities for the nine months ended September 30, 2011 was $1,620, respectively. There was no unrealized loss on marketable securities for the three months ended September 30, 2011.

5.	Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2011	2010

Deposits on contracts	$244,131	$564,074
Other assets	211,578	142,575

	$455,709	$706,649

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

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute.  The Company settled the case with Amarex for $100,000 less a balance owed of $43,953.  The principal sum of the note was $56,047, and is included in other income in the Company’s statement of operations.  Monthly payments of $2,335 began on September 1, 2010 and will continue until August 1, 2012 at which time the balance is expected to be paid in full.  The note does not bear interest. Pursuant to the note, Amarex shall pay a late charge of five percent (5%) of any past due installment payments if any installment payment is not paid within 10 days of its due date.  As of September 30, 2011, all payments were made as scheduled.

As of September 30, 2011, the principal amortization of the note is shown below:

Principal Amortization	Expected Payment
Within 1 year	$25,688

7.	Equipment, Net

	September 30, 2011	December 31, 2010

Furniture and fixtures	$32,646	$32,169
Office equipment	80,120	77,032
Lab and computer equipment	430,261	429,415
Leasehold improvements	110,713	110,713

Total fixed assets	653,740	649,329
Less: Accumulated depreciation	(560,668)	(525,764)

Net carrying amount	$93,072	$123,565

Depreciation expense was $10,127 and $11,663 for the three months ended September 30, 2011 and 2010, respectively, and $34,904, and $34,843 for the nine months ended September 30, 2011 and 2010, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

8.	Accounts Payable and Accrued Expenses

	September 30, 2011	December 31, 2010

Trade payables	$2,039,922	$489,527
Accrued expenses	25,400	18,466
Accrued research and development contract costs	1,706,650	1,239,233
Payroll liabilities	133,488	73,674

	$3,905,460	$1,820,900

9.	Deferred Research and Development Arrangement

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. (“Rexgene”), a shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company’s drug candidate, Archexin, in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import Archexin in Asia.  In accordance with the agreement, Rexgene paid the Company a one-time fee of $1,500,000 in 2003.  The agreement terminates at the later of 20 years or the term of the patent.  The amortization reduces research and development expenses for the periods presented.

The Company is using 20 years as its basis for recognition and accordingly $18,750 and $56,250 reduced research and development expenses for the three and nine months ended September 30, 2011 and 2010, respectively.  The remaining $843,750 and $900,000 at September 30, 2011 and December 31, 2010, respectively, is reflected as deferred research and development arrangement on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2013.  Under the terms of the agreement, Rexgene does not receive royalties on Company net sales outside of Asia.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

10.	Other Liabilities (cont’d)

The following table sets forth the deferred lease incentive:

	September 30, 2011	December 31, 2010

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(45,000)	(30,000)

Balance	$55,000	$70,000

Deferred Office Lease Expense

The office lease agreement, disclosed above, requires an initial annual base rent with annual increases over the next five years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $58,640 and $63,117 as of September 30, 2011 and December 31, 2010, respectively.

11.	Comprehensive Loss

The Company’s accumulated other comprehensive loss as of December 31, 2010 was $2,340 which is computed as the difference between the cost and fair value of the Company’s marketable securities as of the balance sheet date. The Company did not have an accumulated other comprehensive loss as of September 30, 2011.  The total comprehensive (loss) income for the three months ended September 30, 2011 and 2010 was ($1,469,218) and $218,891 respectively, and the total comprehensive loss for the nine months ended September 30, 2011 and 2010 was $11,731,891 and $11,411,775, respectively.

12.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of common shares outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings, and such calculation excludes common shares in treasury.   Basic and diluted loss per common share are identical for all periods presented, with the exception of the three months ended September 30, 2010 as potentially dilutive securities of the Company have been excluded from the calculation of the diluted net loss per common share because the inclusion of such securities would be anti-dilutive.  The Company did not disclose earnings per share and the diluted shares outstanding for three months ended September 30, 2010 since the impact is immaterial and the Company had a net loss for the nine months ended September 30, 2010.  As of September 30, 2011 and December 31, 2010, there were stock options and warrants to acquire 16,857,937 and 13,701,378 shares of our common stock, respectively, which were the potentially dilutive securities of the Company.

REXAHNPHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to September 30, 2011:

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Common Stock (cont’d)

aj)	In March 2010, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of the Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of the Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised warrants to obtain shares of the Company’s common stock and the Company issued an aggregate of 547,674 shares.

ao)
On June 30, 2010, the Company entered into a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for gross proceeds of $10,000,000, which includes $681,773 of stock issuance costs.  The investors were also issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.90 per share.  The warrants became immediately exercisable on the date of delivery until the four-year anniversary of the date of issuance.  These warrants were valued at $1,800,800 and recorded as warrant liabilities.  The closing costs included 200,000 warrants valued at $180,080 and were recorded as a financing expense.

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	1,980,880

Allocated to equity:
Common stock and additional paid-in capital	8,199,200

Allocated to expense:
Financing expense	(180,080)

Total allocated gross proceeds:	$10,000,000

ap)	In November 2010, warrant holders exercised 936,883 cashless warrants to obtain shares of the Company’s common stock and the Company issued an aggregate of 247,491 shares.

aq)	In December 2010, warrant holders exercised 530,900 cashless warrants to obtain shares of the Company’s common stock and the Company issued an aggregate of 126,195 shares.

ar)
On January 19, 2011, the Company issued 2,334,515 shares of common stock at a purchase price of $1.69 per share to an institutional investor for net proceeds of $3,926,397, which includes $23,603 of stock issuance costs.

as)	On February 15, 2011, a warrant holder exercised warrants to purchase shares of the Company’s common stock for cash of $215,104 and the Company issued 209,042 shares.

at)	On February 28, 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000 and the Company issued 25,000 shares.

au)	On March 11, 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued 50,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Common Stock (cont’d)

av)	On March 28, 2011, warrant holders exercised their warrants to purchase shares of the the Company’s common stock for cash of $102,857 and the Company issued 124,917 shares.

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

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	2,924,333

Allocated to equity:
Common stock and additional paid-in capital	7,173,334

Allocated to expense:
Financing expense	(97,667)

Total allocated gross proceeds:	$10,000,000

ax)	In September 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $22,040 and the Company issued 28,000 shares.

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At September 30, 2011, 8,218,000 shares of common stock were available for issuance.

Prior to adoption of the Plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company’s results of operations for the three months ended September 30, 2011 and 2010 include share-based employee compensation expense totaling $161,876 and $115,907 respectively.  The Company’s results of operations for the nine months ended September 30, 2011 and 2010 include share-based compensation expense totaling $466,739 and $338,899 respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were ($20,787) and ($4,305) for the three months ended September 30, 2011 and 2010, respectively.  Stock compensation expenses related to non-employee options were $46,515 and $96,406, for the nine months ended September 30, 2011 and 2010, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

14.	Stock-Based Compensation (cont’d)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2011 and 2010, and the period from inception (March 19, 2001) to September 30, 2011, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from March 19, 2001 (Inception) to September 30,
	2011	2010	2011	2010	2011
Statement of operations line item: General and administrative:
Payroll	$138,170	$94,375	$397,192	$286,011	$2,390,708
Consulting and other professional fees	(16,915)	(6,851)	30,265	81,961	790,220
Research and development:
Payroll	23,706	21,532	69,546	52,888	945,844
Consulting and other professional fees	(3,872)	2,546	16,252	14,445	1,325,505

Total	$141,089	$111,602	$513,255	$435,305	$5,452,277

Summary of Stock Option Transactions

The table below summarizes the stock options granted for the nine months ended September 30, 2011 and 2010:

For the nine months ended September 30, 2011
Date Granted	Number of Options Granted	Exercise Price	Grant Date Fair Value
February 7, 2011	130,000	$1.84	$180,326
June 6, 2011	100,000	$1.25	91,334
June 10, 2011	20,000	$1.22	17,915
September 8, 2011	150,000	$1.12	121,595
Total	400,000		$411,170
For the nine months ended September 30, 2010
Date Granted	Number of Options Granted	Exercise Price	Grant Date Fair Value
February 17, 2010	375,000	$1.33	$304,043
June 14, 2010	160,000	$1.17	142,150
September 17, 2010	190,000	$1.19	171,280
Total	725,000		$617,473

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

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2011	2010
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	96-101%	100-114%
Risk free interest rate	0.11-2.29%	0.26-2.40%
Expected term (in years)	5 years	1- 5 years

The following table summarizes the employee and non-employee share-based transactions:

	2011		2010
	Number of Options	Weighted Avg. Exercise Price	Number of Options	Weighted Avg. Exercise Prices
Outstanding at January 1	8,076,795	$1.01	7,715,795	$0.98
Granted	400,000	1.39	725,000	1.26
Exercised	(103,000)	0.39	(155,500)	0.69
Cancelled	(192,000)	1.21	(78,500)	1.00

Outstanding at September 30	8,181,795	$1.03	8,206,795	$1.02

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

14.	Stock-Based Compensation(cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2011 and December 31, 2010.

	Number of Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	8,181,795	$1.03	4.9 years	$1,466,974

Exercisable at September 30, 2011	6,971,795	$1.02	4.3 years	$1,356,324

Outstanding at December 31, 2010	8,076,795	$1.01	5.4 years	$2,198,790

Exercisable at December 31, 2010	6,762,795	$1.00	4.8 years	$2,198,790

The total intrinsic value of the options exercised was $103,450 and $239,560 for the nine months ended September 30, 2011 and 2010, respectively.  The total intrinsic value of the options exercised was $9,200 for the three months ended September 30, 2011.  There were no options exercised in the three months ended September 30, 2010.  The weighted average fair value of the options vested was $0.85 and $0.91 for the nine months ended September 30, 2011 and 2010, respectively.

A summary of the Company’s unvested shares as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below:

	2011
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2011	1,314,000	$0.77
Granted	400,000	$1.03
Vested	(415,000)	$0.85
Cancelled	(89,000)	$0.90

Unvested at September 30, 2011	1,210,000	$0.80

As of September 30, 2011 and December 31, 2010, there was $524,820 and $685,636 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.2 years and 1.4 years, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants

As of September 30, 2011, warrants to purchase 8,676,142 shares were outstanding, having exercise prices ranging from $1.00 to $1.90 and expiration dates ranging from August 8, 2013 to September 30, 2016.

	2011		2010
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	5,624,583	$1.48	8,575,243	$1.10
Issued during the period	3,541,666	$1.50	2,200,000	$1.90
Exercised during the period	(333,959)	$(0.95)	(3,682,877)	$(0.89)
Expired during the period	(156,148)	$(0.82)	-	$-

Balance, September 30	8,676,142	$1.53	7,092,366	$1.35

At September 30, 2011 and December 31, 2010, the average remaining contractual life of the outstanding warrants was 3.4 years.

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, June 2010, and March 2011 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange).   If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value.  In addition, the warrants issued in the May 2009, October 2009, June 2010 and March, 2011 offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective, which provision may not be operative if an effective registration statement is not available because of an exemption under the U.S. Securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	123,558	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	485,800	751,022	1,306,200
Warrants to placement agent	46,012	69,032	122,257
October 23, 2009 financing:
Warrants to institutional investors	579,650	694,377	1,012,934
Warrants to placement agent	5,886	111,241	101,693
June 30, 2010 financing
Warrants to institutional investors	516,400	1,106,800	1,800,800
Warrants to placement agent	28,040	110,680	180,080
March 31, 2011 financing:
Warrants to institutional investors	1,950,000	-	2,826,666
Warrants to placement agent	41,918	-	97,667
Total:	$3,653,706	$2,966,710	$11,054,427

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants (cont’d)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	September 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	281,065	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	18,445	227,487	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	200,000	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	-	3,333,333
Warrants to placement agent	208,333	-	208,333
Total:	8,676,142	5,624,583	15,107,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$1.12	$2.14
Estimated future volatility	-	75%	142%
Dividend	-	-	-
Estimated future risk-free rate	-	0.47%	1.95%
Equivalent volatility	-	42%	97%
Equivalent risk-free rate	-	0.12%	1.31%
Estimated additional shares to be issued upon dilutive event	-	25,462	7,479

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants (cont’d)

June 5, 2009 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.00	$1.12	$1.14
Estimated future volatility	80-86%	94-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.76%	1.84-4.18%	0.63-4.31%
Equivalent volatility	68%	72-73%	103-117%
Equivalent risk-free rate	0.15%	0.52%	0.20-1.44%

October 23, 2009 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.00	$1.12	$0.69
Estimated future volatility	84-100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.37-0.71%	1.84%	2.63-3.80%
Equivalent volatility	61-71%	65-74%	98-99%
Equivalent risk-free rate	0.11-0.19%	0.38-0.58%	0.93-1.16%

June 30, 2010 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.00	$1.12	$1.43
Estimated future volatility	70-100%	67%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.37-0.76%	1.84%	1.78%
Equivalent volatility	61-68%	89%	98%
Equivalent risk-free rate	0.11-0.16%	0.52%	0.59%

March 31, 2011 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$1.00	$-	$1.18
Estimated future volatility	71-100%	-	100%
Dividend	-	-	-
Estimated future risk-free rate	0.37-1.77%	-	1.32-3.64%
Equivalent volatility	61-84%	-	79-96%
Equivalent risk-free rate	0.11-0.37%	-	0.39-1.09%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Warrants (cont’d)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010 (Restated)
December 18, 2007 financing	$-	$601,900
March 20, 2008 financing	-	128,848
June 5, 2009 financing:
Series I warrants	-	-
Series II warrants	-	-
Series III warrants	314,066	627,978
Warrants to placement agent	26,799	52,315
October 23, 2009 financing:
Warrants to institutional investors	292,712	277,849
Warrants to placement agent	3,528	117,709
June 30, 2010 financing
Warrants to institutional investors	356,200	663,934
Warrants to placement agent	25,340	66,466
March 31, 2011 financing:
Warrants to institutional investors	816,000	-
Warrants to placement agent	31,604	-
Total:	$1,866,249	$2,536,999

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010 (Restated)	Cumulative from March 19, 2001 (Inception) to September 30, 2011
December 18, 2007 financing	$-	$(510,776)	$50,722
March 20, 2008 financing	92,704	(16,319)	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	(2,996,828)	(2,191,175)
Series III warrants	265,222	(405,688)	820,400
Warrants to placement agent	23,020	(46,275)	61,864
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	114,727	(1,018,197)	(615,956)
Warrants to placement agent	(107,659)	(69,813)	(141,824)
June 30, 2010 financing
Warrants to institutional investors	590,400	663,934	1,284,400
Warrants to placement agent	82,640	66,466	152,040
March 31, 2011 financing:
Warrants to institutional investors	876,666	-	876,666
Warrants to placement agent	55,749	-	55,750
Total:	$1,993,469	$(4,333,496)	$891,124

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

Expected stock prices returned from the stochastic model were then input into the Lattice model to provide a put value at each of the expected prices and these values were probability weighted to determine the overall fair value of the anti-dilution make-whole provision. The term was based on the remaining term of the put (two years at inception) and the inputs for volatility and interest rate were based on projected volatility and interest rate in the future over the remaining term.

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	September 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	September 30, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

16.	Put feature on Common Stock (cont’d)

March 20, 2008 financing:	September 30, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-$2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of September 30, 2011, or no changes in the fair value for the three months ended September 30, 2011 and 2010.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010 (restated)	Cumulative from March 19, 2001 (Inception) to September 30, 2011
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	97,713	167,121
Total:	$-	$97,713	$2,135,539

17.	Income Taxes

No provision for Federal and State income taxes was required for the three and nine months ended September 30, 2011 and 2010 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2011 and December 31, 2010, the Company has unused net operating loss carry-forwards of approximately $53,054,000 and $46,283,000 which expire at various dates through 2031.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”  During the three months ended September 30, 2011, the Company amended prior years’ tax returns to correct prior year errors, which adjusted the net operating loss carryforward.

As of September 30, 2011 and December 31, 2010, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	September 30, 2011	December 31, 2010

Net Operating Loss Carryforwards	$20,691,060	$18,050,380
Valuation Allowance	(20,691,060)	(18,050,380)

Net Deferred Tax Assets	$-	$-

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

17.	Income Taxes (cont’d)

The Company files income tax returns in the U.S. Federal and Maryland state jurisdictions.  Tax years for fiscal 2007 through 2010 are open and potentially subject to examination by the Federal and Maryland state taxing authorities.

18.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2011, the total estimated cost to be incurred under these agreements was approximately $19,914,155 and the Company had made payments totaling $11,432,004 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expire on August 10, 2012.  The agreements result in annual commitments for each key executive of $350,000, $250,000 and $200,000, respectively.  The employment agreements were amended on September 9, 2010 and will expire on September 9, 2013.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of September 30, 2011, the milestone has not occurred.

d)
On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement requires annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended September 30, 2011 and 2010 was $39,219 and $35,078, respectively, and rent paid under the lease for the nine months ended September 30, 2011 and 2010 was $109,375 and $73,340, respectively.

Future rental payments over the next five years and thereafter are as follows:

2011	$39,219
2012	158,835
2013	162,805
2014	82,408
Total	$443,267

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010, and July 1, 2011 the letter of credit was amended and reduced to $50,000 and $37,500, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

18.	Commitments and Contingencies (cont’d)

e)
On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement (the “Second Amendment”) in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117.  Currently, the Company has proceeds remaining of $2,909,951 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.

f)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated $17,902 and $15,670 for the three months ended September 30, 2011, and 2010, respectively, and $50,876 and $50,812 for the nine months ended September 30, 2011 and 2010, respectively.

g)
On June 28, 2010, the Company signed a one year renewal to use lab space commencing on July 1, 2010.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and nine months ended September 30, 2011 and 2010 was $13,662 and $40,986, respectively.  On June 22, 2011, the Company extended the agreement for another year with monthly rental payments of $4,554.

h)
On August 31, 2011, the Company entered into an agreement with a consultant for advisory services pertaining to the securing of grants or other funding sources for the Company.  Per the terms of the agreement, the consultant will be compensated in shares of restricted common stock calculated by a formula of the funding received by the Company. As of September 30, 2011, the Company has not received funding or issued stock resulting from this agreement.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$2,947,451	$2,909,951	$37,500	$-
Marketable Securities	1,950,000	1,950,000	-	-
Total Assets:	$4,897,451	$4,859,951	$37,500	$-

Liabilities:
Warrant Liabilities	$3,653,706	-	-	$3,653,706

Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$401,893	$351,893	$50,000	$-
Marketable Securities	2,451,620	2,451,620	-	-
Total Assets:	$2,853,513	2,803,513	$50,000	$-

Liabilities:
Warrant Liabilities	$2,966,710	-	-	$2,966,710

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

19.	Fair Value Measurements (cont’d)

As of September 30, 2011 and December 31, 2010, the Company’s restricted cash equivalents are comprised of the following:

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

The following table sets forth a reconciliation of changes in the nine months ended September 30, 2011 and 2010 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2011	$2,966,710	$-	$2,966,710
Additions	2,924,333	-	2,924,333
Unrealized gains, net	(1,954,900)	-	(1,954,900)
Unrealized gains on expiration	(38,569)	-	(38,569)
Transfers out of level 3	(243,868)	-	(243,868)
Balance at September 30, 2011	$3,653,706	$-	$3,653,706

	Warrant Liabilities	Put Feature on Common Stock	Total Level 3 Liabilities
Balance at January 1, 2010	$3,099,476	$97,713	$3,197,189
Additions	1,980,880	-	1,980,880
Unrealized losses	4,333,496	-	4,333,496
Unrealized gains on expiration	-	(97,713)	(97,713)
Transfers out of level 3	(5,286,602)	-	(5,286,602)
Balance at September 30, 2010	$4,127,250	$-	$4,127,250

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the nine months ended September 30, 2011 and 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

20.	Subsequent Event

On November 4, 2011, the Company announced results from its Phase IIb clinical trial of Serdaxin in major depressive disorder (“MDD”).  The randomized, double-blind, placebo-controlled study compared two doses of Serdaxin, 0.5mg and 5mg, to placebo over an 8-week treatment period.  Results from the study did not demonstrate Serdaxin’s efficacy compared to placebo measured by the Montgomery-Asberg Depression Rating Scale (“MADRS”).  All groups showed an approximate 14 point improvement in the protocol defined primary endpoint of MADRS.  All groups had a substantial number of patients who demonstrated a meaningful clinical improvement from baseline.  The study showed Serdaxin to be safe and well tolerated.  The Company is currently evaluating future plans for its candidate pipeline as well as allocations of resources for the candidates.

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

Reclassification

The Company has reclassified previously reported amortization of Rexgene Biotech research and development arrangement disclosed in Note 9 in the Notes to the Condensed Financial Statements, from revenue to a reduction of research and development expenses (“R&D expenses”) in the accompanying statements of operations. The reclassification had no effect on the Company’s balance sheets, net loss, or cash flows from operating activities.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010:

Total Revenues

The Company had no revenues for the three and nine months ended September 30, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations and general legal activities.

General and administrative expenses decreased $787,070, or 50.4%, to $774,307 for the three months ended September 30, 2011 from $1,561,377 for the three months ended September 30, 2010.  The decrease is attributed to 2010 investor relations services provided by two firms, for which the Company issued compensatory stock valued at $815,000, for the three months ended September 30, 2010. The agreements with these firms had been terminated in November 2010, therefore, we did not incur these investor relations services for the three months ended September 30, 2011.  General and administrative expenses decreased $1,612,279, or 36.4%, to $2,811,097 for the nine months ended September 30, 2011 from $4,423,376 for the nine months ended September 30, 2010.  The decrease is primarily attributed to legal and professional fees in 2010 pertaining to the Amarex litigation as described in Note 6 in the Notes to the Condensed Financial Statements.  The decrease in general and administrative expenses is also attributable to the compensatory stock issued for investor relations services as described above.

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

Research and development expenses increased $1,700,862 or 253.4%, to $2,372,201 for the three months ended September 30, 2011 from $671,339 for the three months ended September 30, 2010.  The increase was primarily attributable to increased costs on three of our research and development projects, Serdaxin, RX-3117 and RX-5902.  We incurred costs of approximately $1.0 million for our Serdaxin Phase IIb clinical trial, which has been completed and for which results were announced on November 4, 2011.  This trial was not being conducted in the three months ended September 30, 2010.  The increase is also attributable to costs incurred on our preclinical pipeline, particularly candidates RX-3117 and RX-5902, which are in late-stage preclinical development. Research and development expenses increased $8,053,473 or 328.3%, to $10,506,823 for the nine months ended September 30, 2011 from $2,453,350 for the nine months ended September 30, 2010.  The increase was primarily attributable to the Serdaxin Phase IIb clinical trial and preclinical costs as described above.

Patent Fees

Our patent fees increased $75,277, or 61.1%, to $198,424 for the three months ended September 30, 2011 from $123,147 for the three months ended September 30, 2010.  Our patent fees increased $136,074, or 57.2%, to $374,163 for the nine months ended September 30, 2011 from $238,089 for the nine months ended September 30, 2010.  The increase was primarily due to increased legal costs to respond to inquiries on pending patent applications in the three and nine months ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization expenses decreased $1,536, or 13.2%, to $10,127 for the three months ended September 30, 2011 from $11,663 for the three months ended September 30, 2010.  The decrease is due to fully depreciated assets for the three months ended September 30, 2011 which were still being depreciated for the three months ended September 30, 2010.  Depreciation and amortization expenses increased $61 to $34,904 for the nine months ended September 30, 2011 from $34,843 for the nine months ended September 30, 2010.  The increase is primarily due to a shorter useful life used for computer equipment.  The impact of the change in useful life is immaterial.

Interest Income

Interest income decreased $29,826, or 60.4%, to $19,592 for the three months ended September 30, 2011 from $49,418 for the three months ended September 30, 2010.  The decrease is primarily due to a decrease in interest rates and interest-bearing investments for the three months ended September 30, 2011.  Interest income increased $3,215, or 3.3%, to $100,914 for the nine months ended September 30, 2011 from $97,699 for the nine months ended September 30, 2010.  The increase was primarily due to an increase in interest-bearing investments and higher interest rates on such investments for the first half of 2011 compared to the first half of 2010.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  For the three months ended September 30, 2011 and 2010, respectively, we recorded unrealized gains on the fair value of our warrants of $1,866,249 and $2,536,999, respectively.  For the nine months ended September 30, 2011 and 2010, we recorded unrealized gains (losses) on the fair value of our warrants of $1,993,469 and ($4,333,496).  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external and internal market factors.  In addition, option-based techniques are highly volatile and sensitive to the trading market price of the Company’s common stock and the resulting estimated volatility of the common stock.

Net Income (Loss)

As a result of the above, the net loss for the three and nine months ended September 30, 2011 was $1,469,218, and $11,734,231 or $0.02 and $0.13 per share, respectively, compared to a net income (loss) of $218,891, and ($11,411,775), or $0.00 and ($0.15) per share, respectively, for the three and nine months ended September 30, 2010.

Research and Development Projects

Research and development expenses are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our three clinical stage lead drug candidates, Archexin, Serdaxin and Zoraxel and pre-clinical stage drug candidates, RX-3117, RX-5902, RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, Serdaxin and Zoraxel, is uncertain, and because RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, or the findings are not positive, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

Archexin®

Archexin is a 20 nucleotide single stranded DNA anti-sense molecule, which we believe is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading oncology drug candidate.  The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors. The Phase I trial was intended primarily to assess the safety and tolerability of Archexin in patients with advanced cancer. The trial results showed that the dose limiting toxicity of Archexin occurring at 315 mg/m2 dose in the form of fatigue. No other serious adverse events such as hematological toxicities were observed in this Phase I study. In the Phase I study stable disease was observed in two out of the 17 patients. Archexin is currently being studied in a Phase II clinical trial for the treatment of pancreatic cancer with enrollment completed in September, 2011, with results are currently anticipated in mid-2012.  The Archexin Phase IIa trial is a single-arm, open-label study and is being conducted globally in the United States and India. Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival.  Archexin’s Phase II clinical trial protocol for the treatment of RCC was accepted by the FDA, but issues with enrollment delayed the trial.  The enrollment issues were primarily due to the small number of patients that have been diagnosed with RCC and the fact that such patients are often treated with surgery instead of drug therapies.  The enrollment issues have caused Rexahn to reallocate resources and reprioritize Archexin to pursue studies in pancreatic cancer.  We own one issued U.S. patent for Archexin.

The costs incurred for the Phase I clinical trial was approximately $1,500,000.  As of September 30, 2011, we have spent approximately $6,420,000 for the development of Archexin and we estimate that the Phase IIa trials for pancreatic cancer patients will be completed in first half of 2012 and will require approximately an additional $350,000 to complete.

Serdaxin® (RX-10100)

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by the FDA.  We had been developing Serdaxin for the treatment of depression and neurodegenerative disorders.  From January to September, 2011, we conducted a randomized, double-blind, placebo-controlled study compared two doses of Serdaxin, 0.5 mg and 5 mg, to placebo over an 8-week treatment period for major depressive disorder (“MDD”) patients.  On November 4, 2011, we released results that the study showed Serdaxin did not demonstrate efficacy compared to a placebo group as measured by the Montgomery-Asberg Depression Rating Scale (“MADRS”).  All groups showed an approximate 14 point improvement in the protocol defined primary endpoint of MADRS, and had a substantial number of patients who demonstrated a meaningful clinical improvement from baseline.  The study showed that Serdaxin was safe and well tolerated.  At this point, we have not made any determinations of Serdaxin’s future paths or allocations of our resources to the further development of Serdaxin for treatment for MDD.

During the quarter ended September 30, 2011, we incurred approximately $1,000,000 for costs associated with the Phase IIb trial for Serdaxin. Through September 30, 2011, the pre-clinical and clinical costs incurred for development of Serdaxin to date have been approximately $8,300,000.  As of September 30, 2011, we accrued approximately $1,000,000 in contract costs for the Phase IIb trial expected all of which is expected to be paid in the fourth quarter of 2011.  We estimate the Phase IIb trial has approximately $900,000 of additional costs to that will be incurred in the fourth quarter of 2011.  We are also currently planning the Phase II clinical trial for Parkinson’s disease (“PD”) and have submitted the protocol for this study to the FDA. We currently estimate this study will require $600,000 through the first half of 2012. However, we are currently evaluating the proposed Serdaxin trials and have not yet made a determination with respect to the Phase II study for PD.

Zoraxel™ (RX-10100)

We are developing Zoraxel for treatment of erectile dysfunction. Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin. The Phase IIa proof of concept, completed with positive results, was a randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) study of 39 erectile dysfunction patients (ages of 18 to 65) treated with Zoraxel. The Phase IIa study was completed in May 2009 and demonstrated that Zoraxel consistently improved International Index of Erectile Function, (“IIEF”), scores of treated subjects. The Phase IIa study results showed treatment with 15mg of Zoraxel at week 8 improving subjects’ IIEF-EF scores by 6.5, a value obtained from the changes from the baseline between scores of 15 mg of Zoraxel (5.3) and the placebo group (-1.2). Furthermore, the study showed among treated subjects a dose dependent treatment effect with improved erectile function and quality of life measures. The study also showed Zoraxel to be well tolerated in the patients in the study with no serious adverse events reported. To examine the clinical relevance of Zoraxel as an erectile dysfunction drug, an “effect size” analysis has been conducted. Effect size (“ES”) is a data analysis index developed by Dr. Jacob Cohen of New York University and is derived from the improvement in IIEF mean score for the treatment group minus the improvement in IIEF mean score of the placebo group over the treatment period, divided by the standard deviation of the entire sample at baseline. An ES value greater than 0.80 is deemed “a considerable change” under the ES criteria. The ES for IIEF-EF and IIEF-intercourse satisfaction indices of Zoraxel (2.59 and 0.88, respectively) were larger than 0.80, suggesting a considerable change in sexual experiences in Zoraxel-treated patients based on the ES criteria. The Phase IIb study is designed to assess Zoraxel’s efficacy in approximately 150 male subjects, ages 18 to 70, with ED. The double blind, randomized, placebo-controlled, 12-week study will include IIEF as the primary endpoint following treatment with Zoraxel at 25 and 50 mg doses. The Phase IIb study is expected to begin in the first half of 2012.  However, given the recently reported results of the Serdaxin Phase IIb clinical trial, we are currently evaluating how to proceed with the Phase IIb study for Zoraxel.

Through September 30, 2011, the costs incurred for development of Zoraxel to date have been approximately $1,200,000.  We currently estimate that these Phase IIb studies will require approximately $3,000,000 throughout the remainder of 2011 and 2012.

Pre-clinical Pipeline

On September 21, 2009, we closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which we agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, we entered into a second amendment with Teva to the securities purchase  agreement closed in September, 2009.  Pursuant to the terms of the amendment, TEVA purchased 2,334,515 shares of our common stock in a private offering for gross proceeds of $3.95 million.  The investment by TEVA is restricted to further supporting the research and development program for the pre-clinical development of RX-3117.  We will be eligible to receive royalties on net sales of RX-3117 worldwide.  This compound may be entered into an exploratory early stage clinical study during the fourth quarter of 2011.

RX-5902 may enter Phase I clinical trials during the first half of 2012.  RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in a pre-clinical stage of development and the next scheduled program for each compound is a pre-clinical toxicology study required prior to submission of an IND application to the FDA.   Through September 30, 2011, the costs incurred for development of these compounds to date have been approximately $2,100,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $10,651,611 for the nine months ended September 30, 2011 compared to cash used in operating activities of $4,566,843 for the same period ended September 30, 2010.  The increase in cash used in operating activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily due to the increased costs on the Serdaxin Phase IIb clinical trial and the pre-clinical development of RX-3117.  The operating cash flows during the nine months ended September 30, 2011 reflect our net loss of $11,734,231 and a net increase in cash components of working capital and non-cash charges totaling $1,082,620.

Cash used in investing activities of $2,049,969 for the nine months ended September 30, 2011 consisted of an increase of restricted cash equivalents of $2,545,558, $4,411 for the purchase of equipment and $8,000,000 for the purchase of marketable securities, offset by $8,500,000 from sales of marketable securities.  Cash provided by investing activities was $409,750 during the nine months ended September 30, 2010.

Cash provided by financing activities of $13,578,274 during the nine months ended September 30, 2011 consisted of proceeds of $317,961 from the exercise of stock warrants, $40,040 from the exercise of stock options, $3,926,397 from the issuance of common stock to Teva, net of issuance costs, and $9,293,876 from the issuance of 8,333,333 shares of common stock to institutional investors, net of issuance costs.  The institutional investors were also issued warrants to purchase 3,333,333 shares of common stock.  During the same period in 2010, cash provided by financing activities was $12,688,844, which consisted of net proceeds from the issuance of stock, options and warrants.

For the nine months ended September 30, 2011, we experienced a net loss of $11,734,231.  Our accumulated deficit as of September 30, 2011 was $57,473,894.

In June 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which will enable us to offer up to $100 million in securities.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the nine months ended September 30, 2011, we had a net increase in cash and cash equivalents of $876,694.  Total cash as of September 30, 2011 was $13,216,933 compared to $12,340,239 as of December 31, 2010.  Total cash, restricted cash, and marketable securities were $18,114,384, which we believe will be sufficient to cover our cash flow requirements through December 31, 2012. Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If we are not able to raise sufficient additional money, we will have to reduce our research and development activities.  We will first reduce research and development activities associated with our preclinical compounds. To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

CONTRACTUAL OBLIGATIONS

We have contracted with various vendors to provide research and development services.  The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months.  The costs to be incurred are estimated and are subject to revision.  As of September 30, 2011, the total contract value of these agreements was approximately $19,914,155 and we have made payments totaling $11,432,004 under the terms of the agreements as of September 30, 2011.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease during the nine months ended September 30, 2011 was $109,375.

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010 and July 1, 2011, the letter of credit was reduced to $50,000 and $37,500, respectively.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $18,114,384 as of September 30, 2011.  Based on our current plans and our capital resources, we believe that our cash, restricted cash, and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next fifteen months which would entail focusing our resources on Phase II clinical trials of Archexin, Serdaxin, and Zoraxel, and the further development of our preclinical pipeline. Over the next twelve months, we expect to spend a minimum of approximately $0.4 million on clinical development for Phase II clinical trial of Archexin, and approximately $1.9 million will be paid to close out the Serdaxin MDD Phase IIb clinical trial. We expect to pay $3.0 million for the Phase IIb clinical trial for Zoraxel, however, given the results of the Phase IIb study for Serdaxin, we are currently evaluating the use of our resources and which clinical trials to persue. These figures include our commitments described under “Contractual Obligations” of this Item 2.   We also expect to pay $5.0 million on the development of our preclinical pipeline, $4.5 million on general corporate expenses, and approximately $210,000 on facilities rent. We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we may not be able to implement and fund the research and development.

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

For the three and nine months ended September 30, 2011, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At September 30, 2011, our cash was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.  At September 30, 2011, we had no debt instruments on our balance sheet.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

The Phase IIb results of Serdaxin may negatively impact our business, and our ability to secure financing.

In November, 2011, we released the results of our Serdaxin Phase IIb trial, which did not demonstrate Serdaxin’s efficacy compared to the placebo measured by the Montgomery-Asberg Depression rating scale (“MADRS”).  At this point, we have not made any determinations of Serdaxin’s future paths or allocations of our resources to the further development of Serdaxin.  These results may lead us to delay development of Serdaxin.    If we are not able to secure additional financing, we may not be able to implement and fund the research and development.

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

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): i) Condensed Balance Sheet, ii) Condensed Statement of Operations, iii) Condensed Statement of Cash Flows and (iv) Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: November 9, 2011		Chang H. Ahn
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: November 9, 2011		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 30, 2011

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