Form 10-K
period 2011-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2012-03-16
CIK 1228627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $93,016,125 based on the closing price reported on NYSE Amex.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 15, 2012

Common Stock, $.0001 par value per share	95,345,656 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 2012	Part III

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	our lack of profitability and the need for additional capital to operate our business;

●	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;

●	successful and timely completion of clinical trials for our drug candidates;

●	demand for and market acceptance of our drug candidates;

●	the availability of qualified third-party researchers and manufacturers for our drug development programs;

●	our ability to develop and obtain protection of our intellectual property; and

●	other risks and uncertainties, including those set forth herein under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

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

Index

PART I

Item 1.    Description of Business

Any references to “we,” “us,” “our,” the “Company” or “Rexahn” shall mean Rexahn Pharmaceuticals, Inc.

We are a development stage biopharmaceutical company focusing on the development of  novel cures for cancer to patients worldwide.  Our mission is to discover and develop new medicines for diseases that plague patients with no effective cures, in particular high mortality cancers.  Our pipeline features one drug candidate in Phase II clinical trials this year and several other drug candidates in pre-clinical development.  Our strategy is to continue building a significant product pipeline of innovative medicines that we will commercialize alone or with pharmaceutical partners.  In addition, we have two CNS candidates, Serdaxin and Zoraxel, that are in clinical stages and we are exploring options for further development.  For a description of our pipeline drug candidates, see “Our Pipeline Drug Candidates” in this Item 1.

Our principal corporate office is located at 15245 Shady Grove Road, Suite 455, Rockville, Maryland 20850 in Maryland’s I-270 technology corridor.  Our telephone number is (240) 268-5300.

Rexahn currently has one clinical stage oncology candidate: Archexin, an inhibitor of the protein kinase Akt. Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received “orphan drug” designation from the U.S. Food and Drug Administration (“FDA”) for five cancer indications (renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program enables expedited FDA review or approval process, seven years of marketing exclusivity after approval and tax incentives for clinical research.  Archexin is currently in Phase II clinical trials for the treatment of pancreatic cancer with enrollment completed in 2011 and results expected in the third quarter of 2012.

           Serdaxin is a developmental stage drug candidate for major depressive disorder. (“MDD”) Rexahn completed a 300 patient Phase IIb clinical trial for MDD with Serdaxin in 2011.  On November 4, 2011, we released the results of the clinical trial which showed Serdaxin was similar to placebo as measured by a change in the Montgomery-Asberg Depression Rating Scale (“MADRS”).  All groups showed an approximate 14 point improvement in the protocol defined primary endpoint of MADRS, and had a substantial number of patients who demonstrated a meaningful clinical improvement from baseline.  The study showed that Serdaxin was safe and well tolerated.  At this point, we have not made a determination of Serdaxin’s future paths and are currently not allocating resources to further develop Serdaxin to treat MDD.

Zoraxel is a developmental stage drug for sexual dysfunction that directly modulates the sexual activity control center in the brain.  Zoraxel enhances the action of serotonin and dopamine, brain signaling molecules that play a key role in three phases of male sexual activity: arousal, erection and release.  Zoraxel is the first erectile dysfunction (“ED”) therapeutic to affect all three of these phases.  Preclinical studies demonstrated that Zoraxel improves sexual performance via enhanced motivation and arousal.  Due to its centrally acting mechanism of action, Zoraxel may also have potential use in the treatment of female sexual dysfunction.  Given the recently reported results of the Serdaxin Phase IIb clinical trial, and the fact that Zoraxel and Serdaxin share a common active ingredient, we are evaluating how to proceed with the Phase IIb study of Zoraxel.

Index

Company Background

Our company resulted from a merger of Corporate Road Show.Com Inc., originally a New York corporation (CPRD) which was formed in November 1999, and Rexahn, Corp, a Maryland corporation immediately after giving effect to a 1-for-100 reverse stock split and the reincorporation of CPRD as a Delaware corporation under the name “Rexahn Pharmaceuticals, Inc.” (Rexahn Pharmaceuticals), with Rexahn, Corp surviving as a wholly owned operating subsidiary of ours (the Merger).  The Merger was effective as of May 13, 2005.  On September 29, 2005, Rexahn, Corp merged with and into us, and Rexahn, Corp’s separate existence was terminated.

Rexahn, Corp was founded in March 2001 and began as a biopharmaceutical company focusing on oncology drugs.  Dr. Chang Ahn, our Chairman, a former U.S. Food and Drug Administration (FDA) reviewer, and National Cancer Institute (NCI) research scientist, helped guide initial research and commercialization efforts in targeted cancer drugs and the company’s expansion into CNS disorders.  Our mission is to find new cures that improve the health and wellness of patients with life-threatening or life-altering diseases.

Industry and Disease Markets

Overview

Our research and development focuses on several therapeutic areas that affect the lives of many people—cancer, and to a lesser extent, CNS disorders such as depression, mood disorders, and sexual dysfunction.  These disorders can have a debilitating effect on the quality of life for patients who suffer from them.  Our strategy is to develop innovative drugs that alter the signaling pathways implicated in these diseases, and thereby help patients regain an improved quality of life.

According to the Center for Disease Control and Prevention, cancer claims the lives of more than half a million Americans each year and is the second leading cause of death among Americans.  In 2010, the National Cancer Institute estimated that the overall cost of cancer was $264 billion and approximately 1.6 million new cancer cases were diagnosed in 2011.1  Global sales of cancer drugs are predicted to grow to $70 billion by 2018 in the seven major markets, driven mainly by commercialization of molecular targeted therapies.2

Currently, there are 45 million estimated cases of depression in the US and its drug cost alone exceeded $19 billion in 2007.  Several classes of drugs are available on the market for depression, including selective serotonin uptake inhibitors (“SSRI”), serotonin-norepinephrine reuptake inhibitors (“SNRI”), and tricyclic antidepressants (“TCA”). However, these drugs are prone to side-effects, such as insomnia, weight gain and sexual dysfunction, and they can take up to 6 weeks to relieve depression symptoms.

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

1. Cancer Facts and Figures 2011 (American Cancer Society)
2. Cancer Market and Definition Overview, 2009 (Datamonitor).

Index

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

Index

Archexin is an antisense oligonucleotide (“ASO”) compound that is complementary to Akt mRNA, and highly selective for inhibiting mRNA expression and production of Akt protein.  Archexin has demonstrated excellent safety, tolerability and minimal side effects in a Phase I study in patients with advanced cancers, where Grade 3 fatigue was the only dose-limiting toxicity and no significant hematological abnormalities were observed. The main objectives of the Phase I study were to determine maximum tolerated dose, dose limiting toxicity, and pharmacokinetic parameters for Archexin monotherapy.  The Archexin Phase I study design was an open label, single arm ascending dose, safety and tolerability study.  Archexin is currently in Phase II clinical trials for the treatment of pancreatic cancer with enrollment completed in September, 2011, and with results currently anticipated in the third quarter of 2012.

The Company has been issued a U.S. patent for Archexin that covers composition of matter and broad claims for the nucleotide sequences of the antisense compounds that target and inhibit the expression of Akt in human tissues or cells, and the method of using the compounds to induce cytotoxicity in cancer cells.

Current CNS Treatments

The U.S. National Institute of Mental Health estimates that 26 percent of adults, or more than 55 million Americans, suffer from a diagnosable mental disorder in a given year.  The depression market is one of the more mature and established markets in CNS therapeutics. Current treatments for depression focus on serotonin-based drugs (e.g., selective serotonin reuptake inhibitors) as a first-line treatment.  Many depression patients are refractory to the various classes of antidepressants and suffer from severe side effects.

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

Serdaxin: CNS Drug to Treat Neurodegenerative Disorders, Depression, and Mood Disorders

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by the FDA.  We had been developing Serdaxin for the treatment of depression and neurodegenerative disorders.  From January to September, 2011, we conducted a randomized, double-blind, placebo-controlled study compared two doses of Serdaxin, 0.5 mg and 5 mg, to placebo over an 8-week treatment period for MDD patients.  On November 4, 2011, we released results that the study showed Serdaxin was similar to a placebo as measured by a change in MADRS scores.  All groups showed an approximate 14 point improvement in the protocol defined primary endpoint of MADRS, and had a substantial number of patients who demonstrated a meaningful clinical improvement from baseline.  The study showed that Serdaxin was safe and well tolerated.  At this point, we have not made a determination of Serdaxin’s future paths or resource allocations to further develop Serdaxin to treat MDD.

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

Zoraxel: Drug Candidate to Treat Erectile Dysfunction Sexual Dysfunction

Zoraxel is centrally acting in the CNS and may be a more effective ED treatment for patients who are responsive or unresponsive to PDE-5 inhibitors.  Zoraxel is an orally administered, on-demand tablet to treat sexual dysfunction, and has extensive and well-established safety in humans.  Zoraxel is a dual enhancer of neurotransmitters in the brain that play a key role in sexual activity phases of motivation and arousal, erection and release, and may be the first ED drug to affect all three of these phases of sexual activity. In preclinical animal studies, Zoraxel significantly improved sexual performance and suggested positive behavioral effects, however,   Given the recently reported results of the Serdaxin Phase IIb clinical trial, and the fact that Zoraxel and Serdaxin share a common active ingredient, we are currently evaluating how to proceed with the Phase IIb study of Zoraxel.

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

Index

Our Pipeline Drug Candidates

We have three clinical stage drug candidates, and several pre-clinical drugs, consisting of the following:

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

Pre-clinical Pipeline:

(1)	RX-1792: Small molecule anticancer EGFR inhibitor

(2)	RX-5902: Small molecule anticancer RNA helicase regulator

(3)	RX-3117: Small molecule anticancer DNA synthesis Inhibitor

(4)	RX-8243: Small molecule anticancer aurora kinase inhibitor

(5)	RX-0201-Nano: Nanoliposomal anticancer Akt inhibitor

(6)	RX-0047-Nano: Nanoliposomal anticancer HIF-1 alpha inhibitor

(7)	RX-21101: Nano-polymer Anticancer

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

(2) RX-5902: Small molecule anticancer RNA helicase regulator

RX-5902 is a novel regulator of p68 RNA helicase regulator, which is known to play a vital role in cell proliferation, initiation of gene transcription and has been implicated in tumor/cancer progression. Studies demonstrated superior inhibition in the growth of human pancreatic tumor, renal tumor, and melanoma tumor in nude mice after oral administration, without body weight decrease.  RX-5902 may enter Phase I clinical trials during the first half of 2012.

 (3) RX-3117: Small molecule anticancer DNA synthesis inhibitor

Index

RX-3117 is being co-developed with Teva for the treatment of cancer cells. RX-3117 has shown potent anti-tumor effects in xenograft human tumor models. Preclinical studies revealed the high bioavailability and superior toxicity profile compared to gemcitabine, the current first-line therapy for pancreatic and other cancers.  This compound may enter an exploratory early stage clinical trial during the first quarter of 2012.

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

(6) RX-0047-Nano: Nanoliposomal anticancer HIF-1α inhibitor

RX-0047 is a potent inhibitor of HIF-1α, a key transcription factor involved in cancer cell survival, metastasis, and angiogenesis.. Studies in xenografted model have shown RX-0047 to inhibit tumor growth in lung and prostate and blocks metastasis.  RX-0047-Nano is a nanoliposomal product of RX-0047 with high incorporation and good stability.

(7) RX-21101: Nano-polymer Anticancer Drug

Among the prominent nano-polymer drugs in Rexahn, RX-21101(HPMA-docetaxel) is an anticancer drug that can overcome the downside of cytotoxic compounds, such as poor solubility, stability, and severe adverse reactions. Conjugating water-soluble and non-toxic HPMA to conventional anticancer compounds bolster efficacy while lowering toxicity by specific tumor targeting and increased stability in body.

Competition

We are developing new drugs to address unmet medical needs in oncology, and to a lesser extent, CNS disorders, and sexual dysfunction markets.  Our drug candidates will be competing with products and therapies that either currently exist or are expected to be developed.  Competition among these products will be based on factors such as product efficacy, safety, price, launch timing and execution.  Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

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

The process by which biopharmaceutical compounds for therapeutic use are approved for commercialization in the United States is lengthy.  Many other countries have instituted an equally difficult approval processes.  In the United States, regulations published by the FDA require that the person or entity sponsoring and/or conducting a clinical study for the purpose of investigating a potential biological drug product’s safety and effectiveness submit an Investigational New Drug (IND) application to the FDA.  These investigative studies are required for any drug product for which the product manufacturer intends to pursue licensing for marketing the product in interstate commerce.  If the FDA does not object to the IND application, clinical testing of the compound may begin in humans after a 30-day review period.  Clinical evaluations typically are performed in three phases.

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

Index

The Inhibitors of Multi-Expression Signals (TIMES)

TIMES is Rexahn’s unique ligand discovery platform targeting multi-expression signals. Since cancer is a complex disease caused by multiple factors as well as genetic modifications, cancer treatment involves a combination of drugs with different mechanisms of action, which compound degree and extent of toxicities.  Rexahn’s approach is to control multiple targets important for cancer proliferation with a single agent.  In doing so, Rexahn utilizes a proprietary, genomics-based integrated, gene expression system to identify potentially important targets that control multiple genes or signaling events in cancer cells.

3-D Gateway of Ligand Discovery (3-D GOLD)

3D-GOLD is a drug discovery platform that integrates 3-D natures of molecular modeling, databases of chemicals and proteins, and ligand filtering and generation. The chemical database contains 3D structures of about 7 million compounds. Rexahn’s proprietary quantitative structure-activity relationship tool for innovative discovery and docking tools are parts of the platform. The filtering module is a powerful component to determine similarity in pharmacophore and 3D fingerprinting, while ligand generation helps optimize the leads.

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

Intellectual Property

Proprietary patent and intellectual property (IP) protection for our drug candidates, processes and know-how is important to our business. We aggressively prosecute and defend our patents and proprietary technology.  Rexahn has several U.S. and international patents issued for broad IP coverage of our drug candidates in cancer, CNS, behavioral and mood disorders, neuroprotection and sexual dysfunction, effective until 2020 to 2030.  In 2011, we were granted two US patents and two European patents for our oncology and CNS candidates.  Additional U.S., Europe, and other foreign patents are pending.  We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

In particular, Rexahn owns US patents for its clinical and preclinical candidates related to RX-1792, RX-3117, Archexin, RX-0047 and RX-8243. In addition, Rexahn owns issued patents in multiple foreign countries related for RX-1792, RX-3117, Archexin, RX-0047 and RX-5902.  Additional US and/or foreign patent applications related to RX-3117, RX-8243, RX-5902, RX-21101 and RX-21202 are pending. There are also issued patents and pending applications in US and foreign countries related to Zoraxel and Serdaxin.

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

Rexahn is the exclusive licensee of all four US and several foreign patents related to Serdaxin.  Rexahn is the exclusive licensee of two issued US patents related to Zoraxel.  Rexahn is also the exclusive licensee of additional pending US and/or foreign patent applications related to Zoraxel and/or Serdaxin.  See “Collaboration and License Arrangements” in this Item for additional information.

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

Korea Research Institute of Chemical Technology (KRICT)

On July 13, 2009, we entered a licensing partnership with the Korea Research Institute of Chemical Technology (KRICT) to develop a synthetic process for Quinoxalines compounds.  These compounds provide selective toxicity towards hypoxic cells – cells found in solid tumors and that are resistant to anticancer drugs and radiation therapy, making them a potential treatment for solid tumors.

The University of Maryland Baltimore (UMB)

On February 1, 2007, we entered into a Maryland Industrial Partnership Agreement with the UMB to collaborate with and sponsor the joint development of polymer-drug conjugates for cancer therapy, for the targeted delivery of cancer drugs.  Intellectual property made or developed under this agreement is jointly owned by us and UMB.

Index

Revaax Pharmaceuticals LLC (Revaax)

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

Index

Upon expiration of the Valid Claim for a particular Licensed Product in a particular country, each of the royalty fees will be reduced by 50% for the remainder of the term remaining on our royalty payment obligations, resulting in royalty fees of 2%, 2.5%, 3%, and 3.5%, as applicable.

Rexgene Biotech Co., Ltd. (Rexgene)

 On February 6, 2003 we entered into a Research Collaboration Agreement with Rexgene to collaborate in the development of a cancer treatment therapeutic compound denominated RX-0201(Archexin). We jointly agreed to develop a research and development plan for the purpose of registering Archexin for sale and use in the Republic of Korea and other Asian countries. The research and development plan would include clinical and animal trials to be conducted in the United States, clinical trials would be conducted in Korea and other Asian countries. We agreed to provide as its initial contribution to the joint development and research, a license to all technology related to Archexin. Rexgene agreed to provide, as its initial contribution $1,500,000 to be used by us in further development of Archexin. Rexgene agreed to pay us a royalty fee of 3% of net sales of licensed products related to Archexin in all countries in Asia by Rexgene or any sublicensee of Rexgene.

The agreement was scheduled to expire upon the last to expire of all US and foreign patents presently or in the future issued that cover Archexin, or if no licensed patent is issued within 20 years from the date of execution of the agreement. A breach of the agreement by either party will afford the non-breaching party the right to terminate the agreement upon 90 days written notice of termination specifying the obligations breached, provided that within said 90 days the breaching party does not remedy the breach.

Total Research and Development Costs

We have incurred research and development costs of $11,992,087, $3,934,701 and $3,176,971 for the years ended December 31, 2011, 2010 and 2009 respectively.  Research and development costs primarily consist of clinical trials and preclinical development costs, as well as payroll costs for research and development personnel.

Employees

We currently have 15 full-time employees, all of whom are based either at our Rockville, Maryland office or our Germantown, Maryland lab facility.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe our relationships with our employees are satisfactory.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Any document the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company makes available, free of charge, on its website at www.rexahn.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the SEC. Investors are encouraged to access these reports and the other information about the Company’s business on its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K. The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request of the Investor Relations Department at the Company’s main address, 15245 Shady Grove Road, Suite 455, Rockville MD 20850

Also posted on the Company’s website, and available in print upon written request of any shareholder to the Company’s Investor Relations Department, are the charters of the standing committees of its Board

Item 1A.  Risk Factors.

You should carefully consider the risks described below together with the other information included in this Form 10-K. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

Index

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

We have generated no revenues to date from product sales. Our accumulated deficit as of December 31, 2011 and 2010 was $57,084,613 and $45,739,663, respectively. For the years ended December 31, 2011, 2010 and 2009, we had net losses of $11,344,950, $14,022,107 and $2,903,098, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

●	continued pre-clinical development and clinical trials for our current and new drug candidates;

●	efforts to seek regulatory approvals for our drug candidates;

●	implementing additional internal systems and infrastructure;

●	licensing in additional technologies to develop; and

Index

●	hiring additional personnel.

We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. Until we have the capacity to generate revenues, we are relying upon outside funding resources to fund our cash flow requirements.

We have a limited operating history.

We are a development-stage company with a limited number of drug candidates. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our drug candidates. The successful commercialization of our drug candidates will require us to perform a variety of functions, including, but not limited to:

●	conducting pre-clinical and clinical trials;

●	participating in regulatory approval processes;

●	formulating and manufacturing products; and

●	conducting sales and marketing activities.

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

Our drug candidates are in the stage of development and require extensive clinical testing, which are very expensive, time-consuming and difficult to design. Archexin, our oncology drug candidate, is currently in Phase IIa trials for pancreatic cancer. In November, 2011, we released results that the Phase IIb clinical study showed Serdaxin did not demonstrate efficacy compared to the placebo group as measured by MADRS.   We completed our Phase IIa clinical trial for Zoraxel, and are evaluating how  to proceed with the Phase IIb study.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our current drug candidates will take up to three years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including, but not limited to:

●	unforeseen safety issues;

●	determination of dosing issues;

●	lack of effectiveness during clinical trials;

●	change in the standard of care of the indication being studied

●	reliance on third party suppliers for the supply of drug candidate samples;

●	slower than expected rates of patient recruitment;

●	inability to monitor patients adequately during or after treatment;

●	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and

Index

●	lack of sufficient funding to finance the clinical trials.

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

In November, 2011, we released the results of our Serdaxin Phase IIb trial, which did not demonstrate Serdaxin’s efficacy compared to the placebo measured by the MADRS scores.  At this point, we have not made any determinations of Serdaxin’s future paths or allocated resources to the further development of Serdaxin.  These results may lead us to delay development of Serdaxin.    If we are not able to secure additional financing, we may not be able to implement and fund the research and development.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves our drug candidates, physicians and patients may not accept and use them. Future acceptance and use of our products will depend upon a number of factors including:

●	awareness of the drug’s availability and benefits;

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

●	pharmacological benefit and cost-effectiveness of our product relative to competing products;

Index

●	availability of reimbursement for our products from government or other healthcare payers;

●	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

●	the price at which we sell our products.

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical, toxicology studies, and clinical trials. This business practice is typical for the pharmaceutical industry and companies like us. For example, the Phase I clinical trials of Archexin were conducted at the Lombardi Comprehensive Cancer Center of Georgetown Medical Center and the University of Alabama at Birmingham, with the assistance of Amarex, LLC, a pharmaceutical clinical research service provider who is responsible for creating the reports that will be submitted to the FDA. We also relied on TherImmune Research Corporation (now named Bridge Global Pharmaceutical Services, Inc.), a discovery and pre-clinical service provider, to summarize Archexin‘s pre-clinical data. While we make every effort internally to oversee their work, these collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed. The risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control. A delay in any of these programs may not necessarily have a direct impact on our daily operations. However, to the extent that a delay results in additional cost to us, a higher than expected expense may result. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

●
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

Index

●	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs.

●
Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

●
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

●	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights of formulation patents .

●	A third party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, such as Keryx Biopharmaceuticals, Genta Incorporated and Imclone Systems Incorporated, as well as academic institutions, government agencies and other public and private research organizations. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as more experience in:

●	developing drugs;

●	undertaking pre-clinical testing and human clinical trials;

●	obtaining FDA and other regulatory approvals of drugs;

●	formulating and manufacturing drugs; and

●	launching, marketing and selling drugs.

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have an active patent protection program that includes filing patent applications on new compounds to treat cancer and other conditions, formulations, delivery systems, and methods of making and using products, and prosecuting these patent applications in the United States and abroad. As patents issue, we also file continuation applications for some of them. Through these actions, we are building a patent portfolio of patents assigned to and licensed to the Company. Further, Rexahn is developing proprietary research and platforms to strengthen and expand our innovative pipelines. However, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties find ways to invalidate or otherwise circumvent our licensed patents;

●	if and when patents will issue in the United States or any other country;

●	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications;

●	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose;

●
whether our patents will be challenged by our competitors alleging that a patent is invalid or unenforceable and, if opposed or litigated, the outcome of any administrative or court action as to patent validity, enforceability, or scope;

●
whether a competitor will develop a similar compound that is outside the scope of protection afforded by a patent or whether the patent scope is inherent in the claims modified due to interpretation of claim scope by a court;

●	whether there were activities previously undertaken by a licensor that could limit the scope, validity, or enforceability of licensed patents and intellectual property;

●
whether there will be challenges or litigation brought by a licensor alleging breach of a license agreement and its effect on our ability to practice particular technologies and the outcome of any such challenge or litigation; or

●	whether a competitor will assert infringement of its patents or intellectual property, whether or not meritorious, and what the outcome of any related litigation or challenge may be.

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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	redesign our products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;

●	pay damages; or

●	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

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

The loss of the technical knowledge and management and industry expertise of any of our key personnel, especially Dr. Chang H. Ahn, our Chairman, Chief Executive Officer, Chief Science Officer and regulatory expert, could result in delays in product development and diversion of management resources, which could adversely affect our operating results. Dr. Ahn plans to step down as Chief Executive Officer, but will remain with the Company as our Chief Science Officer. We are currently searching for a new CEO.  We do not have “key person” life insurance policies for any of our officers.

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

To date, we have generated no revenues from product sales and only minimal revenues from interest on bank account balances and short-term investments. Our accumulated deficit as of December 31, 2011 and 2010 was $57,084,613 and $45,739,663, respectively. For the years ended December 31, 2011, 2010 and 2009, we had net losses of $11,344,950, $14,022,107 and $2,903,098, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as:

●	the announcement of new products or product enhancements by us or our competitors;

●	changes in our relationships with our licensors or other strategic partners;

●	developments concerning intellectual property rights and regulatory approvals;

Index

●	variations in our and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts; and

●	developments in the biotechnology industry.

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

Index

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

Item 1B. Unresolved Staff Comments.

 None

Item 2.    Description of Property.

We lease approximately 5,466 square feet of office space at 15245 Shady Grove Road, Rockville, Maryland 20850.  We also lease approximately 1,100 square feet of laboratory space at 20271 Goldenrod Lane  2086, #2088, Germantown, MD 20876.  The facility is equipped with the requisite laboratory services required to conduct our business and we believe that our existing facilities are adequate to meet our needs for the foreseeable future.  The office lease, which commenced on June 29, 2009, is for a five year term.  The laboratory lease, which commenced on July 1, 2009, is for one year term and was renewed for additional years commencing July 1, 2010 and July 1, 2011.  We do not own any real property.

Item 3.    Legal Proceedings.

None

Item 4.    Mine Safety Disclosures

Not Applicable

Index

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 15, 2012, we are authorized to issue two classes of capital stock, which are common stock and preferred stock.  Our total authorized shares of common stock and preferred stock are 500,000,000 shares, par value $0.0001 per share, and 100,000,000 shares, par value $0.0001, respectively.  As of March 15, 2012, we have 95,345,656 shares of common stock outstanding and approximately 8000 stockholders of record of common stock.  As of March 15, 2012, no shares of preferred stock are outstanding.

Our common stock is traded on the NYSE AMEX, formerly known as the American Stock Exchange, under the ticker symbol “RNN.”  From May 16, 2005 to May 23, 2008 our common stock was traded on the Over the Counter Bulletin Board (the OTC-BB) under the ticker symbol “RXHN.”  From November 2004 until May 13, 2005, our common stock was traded on the OTC-BB under the ticker symbol “CPRD.”

The following table sets forth the high and low sales prices of our common shares as reported during the periods indicated.

Period	High	Low

2010
First Quarter	1.65	0.66
Second Quarter	3.65	1.12
Third Quarter	1.49	1.13
Fourth Quarter	1.24	0.98
2011
First Quarter	1.84	1.07
Second Quarter	1.39	1.15
Third Quarter	1.27	0.91
Fourth Quarter	1.16	0.35

Dividends

We have not paid any cash dividends on common stock and do not expect to do so in the foreseeable future.  We anticipate that any earnings generated from future operations will be used to finance our operations.  No restrictions exist upon our ability to pay dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2011.

Sale of Unregistered Equity Securities

On January 19, 2011, the Company completed a sale of 2,334,515 shares of the Company’s common stock to Teva for an aggregate purchase price of $3,950,000.  This investment by Teva was made pursuant to the securities purchase agreement, as amended by the Second Amendment, whereby Teva had the option to make an additional investment in the Company’s common stock for the purpose of supporting the research and development program for the pre-clinical stage, anti-cancer compound RX-3117.  This per share price of the Company’s common stock purchased by Teva was determined pursuant to the securities purchase agreement, as amended by the Second Amendment, which provided for a per share price of 120% above the closing price on January 5, 2011.  The securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof, as a transaction to an accredited investor not involving a public offering.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2011, about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,646,795	$1.05	8,673,000
Equity compensation plans not approved by stockholders	–	–	–
Total	7,646,795	$1.05	8,673,000

Index

Performance Graph

The following graph compares the cumulative total stockholder return on $100 of our common stock for the period beginning January 1, 2007 through December 31, 2011, with the cumulative total return over such period for an identical investment on i) the American Stock Exchange Composite Index and ii) the American Stock Exchange Biotechnology Index

Index

Item 6.    Selected Financial Data.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue	$-	$-	$-	$-	$-
Operating Expenses	16,131,013	10,305,909	6,465,898	5,152,315	4,432,149
Net Loss	(11,344,950)	(14,022,107)	(2,903,098)	(3,681,801)	(4,442,331)
Basic and Diluted Loss per Share	$(0.12)	$(0.18)	$(0.05)	$(0.07)	$(0.09)

Weighted Average shares outstanding, basic and diluted	93,048,490	78,662,495	61,411,442	55,856,991	50,332,642

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, Cash Equivalents, Restricted Cash and Marketable Securities	$13,243,253	$15,193,752	$9,499,092	$3,368,880	$7,359,571
Total Assets	$13,689,648	$16,216,184	$9,989,005	$4,113,989	$8,483,670
Current Liabilities	1,185,405	1,820,900	785,904	358,894	606,832
Accumulated Deficit	(57,084,613)	(45,739,663)	(31,717,556)	(28,814,458)	(24,132,657)
Total Stockholders’ Equity (Deficit)	$10,706,130	$10,395,457	$4,902,411	$(2,602,689)	$958,193
Common shares outstanding	95,345,656	84,160,849	71,938,701	56,025,649	55,292,791

Net Loss, Basic and Diluted Loss per share, Accumulated Deficit, and Total Stockholders’ Equity (Deficit) as of and for the years ended December 31, 2008 and 2007 have been restated as discussed in Footnote 2 of Item 8 of this Form 10-K.

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

Overview

Our company resulted from the merger of Corporate Road Show.Com Inc., a New York corporation incorporated in November 1999, (“CPRD”) and Rexahn, Corp, a Maryland corporation, immediately after giving effect to our reincorporation as a Delaware corporation under the name “Rexahn Pharmaceuticals, Inc.”  In connection with that transaction, a wholly owned subsidiary of ours merged with and into Rexahn, Corp, with Rexahn, Corp remaining as the surviving corporation and a wholly owned subsidiary of ours.  In exchange for their shares of capital stock in Rexahn, Corp, the former stockholders of Rexahn, Corp received shares of common stock representing approximately 91.8% of the Company’s outstanding equity after giving effect to the transaction.  Further, upon the effective time of the Merger, our historic business was abandoned and the business plan of Rexahn, Corp was adopted.  The transaction was therefore accounted for as a reverse acquisition with Rexahn, Corp as the accounting acquiring party and CPRD as the acquired party.  In September 2005, Rexahn, Corp was merged with and into the Company.

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, prepaid expenses and other current assets and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments.  The fair value methodology for our warrant liabilities and put feature on common stock is described in detail in Item 8 of this Form 10-K.

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

The calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws.  We are subject to examination by various taxing authorities.  We believe that as a result of our losses sustained to date, any examination would result in a reduction of our net operating loss carryforward rather than a tax liability.  As such, we have not provided for additional taxes estimated under ASC 740.

Warrant Liabilities

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” we record warrant liabilities at fair value due to provisions in our warrant agreements, as discussed in Footnote 13 of Item 8 of this Form 10-K.  We reevaluate the fair value of our warrants at each reporting period, and changes in the fair value between reporting periods is recorded as “unrealized gain (loss) on fair value of warrants” in the statement of operations.

Put Feature on Common Stock

We extended anti-dilution protection provisions on our common stock to our investors in our December 2007 and March 2008 financings, whereby in the event that we sell or issue shares below the effective purchase price paid, the investors would thereupon receive additional shares in a ratio outlined in the Securities Purchase Agreement.  In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity”, this feature is a written put on our common stock, and is classified as a liability at fair value.  We reevaluate the fair value at each reporting period, and changes in the fair value are recorded as “unrealized gain on put feature on common stock in the statement of operations.

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

Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off-balance sheet risk and credit risk concentration.  The Company does not have significant off-balance sheet risk or credit concentration.  The Company maintains cash and short-term investments with major financial institutions.  From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2011, the Company’s uninsured cash balances was $10,543,447. Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

Recent Accounting Pronouncements Affecting the Company

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which amends the disclosure requirements for fair value instruments.  The new disclosures required include disclosure regarding the sensitivity of the fair value measurement to changes in unobservable inputs, and the interrelationships between those unobservable inputs.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.  We believe that the adoption of this guidance will not have a material impact on our financial statements.

Comprehensive Income

In June 2011, the FASB issued authoritative guidance for presentation and disclosure of comprehensive income in the financial statements.  Under the new guidance, a company may no longer present the components of other comprehensive income as part of the statement of changes in the Statement of Stockholder’s Equity, and instead must present the components of comprehensive income either in the Statement of Operations or in a separate statement immediately following the Statement of Operations.  In addition, reclassification adjustments between comprehensive income and net income must be disclosed on the financial statements.  This guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.    We believe that the adoption of this guidance will not have a material impact on our financial statements.

Index

Results of Operations

Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

Total Revenues

The Company had no revenues for the years ended December 31, 2011 or December 31, 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased $2,442,795, or 40.8%, to $3,547,829 for the year ended December 31, 2011 from $5,990,624 for the year ended December 31, 2010.  The decrease is primarily attributed to 2010 investor relations services provided by two firms, for which we issued compensatory stock valued at $2,108,000. The agreements with these firms had been terminated in November, 2010, therefore, we did not incur these investor relations services in 2011.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $8,057,386 or 204.8%, to $11,992,087 for the year ended December 31, 2011, from $3,934,701 for the year ended December 31, 2010.  The increase is primarily due to the costs associated with the Serdaxin Phase IIb trial, where we incurred approximately $7,430,000 for the year ended December 31, 2011.  The increase is also attributable to costs incurred for our preclinical compounds, particularly RX-5902, where we incurred approximately $550,000 in 2011.

Patent Fees

Our patent fees increased $216,102, or 65.5%, to $546,027 for the year ended December 31, 2011, from $329,925 for the year ended December 31, 2010.  The increase was primarily due to legal costs to respond to additional patent applications, and translation fees associated with regionalizing patents in additional foreign jurisdictions for the year ended December 31, 2011.

Index

Depreciation and Amortization

Depreciation and amortization expense decreased $5,589, or 11.0% to $45,070 for the year ended December 31, 2011 from $50,659 for the year ended December 31, 2010.  The decrease is primarily due to fully depreciated assets for which we incurred depreciation in 2010 but not in 2011.

Interest Income

Interest income decreased $24,028, or 18.0% to $109,240 for the year ended December 31, 2011 from $133,268 for the year ended December 31, 2010.  The decrease is primarily due to a decrease in interest rates and interest bearing investments for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Other Income

Other income for the year ended December 31, 2010 was $56,047, which represents the settlement received from Amarex to resolve a payment dispute as described in Footnote 6 of Item 8 of this Form 10-K.  We did not have other income for the year ended December 31, 2011.

Unrealized Gain/(Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value.  Warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our Statement of Operations.  In fiscal year 2011 and 2010, respectively, we recorded an unrealized gain (loss) on the fair value of our warrants of $4,778,450 and $(3,823,146).  The variance in the unrealized gain (loss) between the years ended December 31, 2011 and December 31, 2010 is primarily due to changes in our stock price.  The change in the fair value of our warrants is a non-cash item reflected in our financial statements.

Unrealized Gain on Fair Value of Put Feature on Common Stock

We extended anti-dilution protection to our investors in our December 18, 2007 and March 20, 2008 financings. According to the provisions of the financings, in the event that we issue shares below an effective price paid by these investors, the investor would thereupon receive additional shares in a ration outlined in the securities purchase agreement. In accordance with ASC 480, the anti-dilution provision is a written put recorded as a liability at fair value on our balance sheet.  The provision is valued using a lattice model.  Changes in the fair value of the put feature are recorded as an unrealized gain or loss in our Statement of Operations.  For the year ended December 31, 2010, we recorded an unrealized gain on the fair value of the put feature of $97,713.  Since the anti-dilution provision expired in 2010, there was no unrealized gain on the fair value of the put feature on common stock for the year ended December 31, 2011. The change in the fair value of the put feature is a non-cash item reflected in our financial statements.

Net Loss

As a result of the above, net loss for the year ended December 31, 2011 was $11,344,950, or $0.12 per share, compared to a net loss of $14,022,107, or $0.18 per share, for the year ended December 31, 2010.

Index

Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

Total Revenues

The Company had no revenues for the years ended December 31, 2010 or December 31, 2009.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $3,046,521, or 103.5%, to $5,990,624 for the year ended December 31, 2010 from $2,944,103 for the year ended December 31, 2009.  The increase is primarily attributed to the $2,108,000 value of compensatory stock issued to two firms in exchange for investor relations services, as well as increased legal costs and insurance costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $757,730 or 23.3%, to $3,934,701 for the year ended December 31, 2010, from $3,176,971 for the year ended December 31, 2009.  The increase is primarily due to the costs associated with the commencement of Serdaxin’s Phase IIB clinical trial in the fourth quarter, and the ongoing development of RX-3117.  Research and development costs also increased due to costs associated with the Phase II clinical trials of Archexin and Zoraxel, as well as pre-clinical pipeline development.  Research and development expenses were offset by a grant of $822,137 from the federal government which we were eligible for under the Qualified Therapeutic Discovery Project Program.

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

Index

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

Unrealized Gain on Fair Value of Put Feature on Common Stock

We extended anti-dilution protection to our investors in our December 18, 2007 and March 20, 2008 financings. According to the provisions of our financings, in the event that we issue shares below an effective price paid by these investors, the investor would thereupon receive additional shares in a ration outlined in the securities purchase agreement. In accordance with ASC 480, the anti-dilution provision is a written put recorded as a liability at fair value on our balance sheet.  The provision is valued using a lattice model.  Changes in the fair value of the put feature are recorded as an unrealized gain or loss in our Statement of Operations.  For the year ended December 31, 2010, we recorded an unrealized gain on the fair value of the put feature of $97,713, compared to an unrealized gain of $1,915,719 for the year ended December 31, 2009.  The variance in the unrealized gain between the years ended December 31, 2010 and 2009 results from the put feature expiring in December 18, 2009 and March 20, 2010. The change in the fair value of the put feature is a non-cash item reflected in our financial statements.

Net Loss

As a result of the above, net loss for the year ended December 31, 2010 was $14,022,107, or $0.18 per share, compared to a net loss of $2,903,098, or $0.05 per share, for the year ended December 31, 2009.

Index

Research and Development Projects

Research and development expenses are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidate, Archexin, our CNS candidates Serdaxin and Zoraxel and pre-clinical stage drug candidates, RX-3117, RX-5902, RX-8243, RX-1792, RX-0047-Nano, RX-0201-Nano, and Nano-polymer Anticancer Drugs.  Each of our drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, Serdaxin and Zoraxel, is uncertain, and because RX-3117, RX-5902, RX-8243, RX-1792, RX-0047-Nano, RX-0201-Nano, and Nano-polymer Anticancer Drugs are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected.

The table below summarizes the amounts spent on each of our research and development projects through December 31, 2011:

	2011	2010	2009	Cumulative from March 19, 2001 (Inception) to December 31, 2011

Clinical Candidates
Archexin	$230,000	$240,000	$800,000	$6,470,000
Serdaxin	7,430,000	1,220,000	200,000	9,650,000
Zoraxel	205,000	40,000	200,000	1,245,000

Preclinical Candidates
RX-3117	1,397,500	1,500,000	250,000	3,197,500
Other Preclinical Compounds	1,190,000	270,000	200,000	2,710,000
	$10,452,500	$3,270,000	$1,650,000	$23,272,500

Index

 Archexin®

Archexin is a 20 nucleotide single stranded DNA anti-sense molecule, which we believe is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading oncology drug candidate.  The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors. The Phase I trial was intended primarily to assess the safety and tolerability of Archexin in patients with advanced cancer. The trial results showed that the dose limiting toxicity of Archexin occurring at 315 mg/m2 dose in the form of fatigue. No other serious adverse events such as hematological toxicities were observed in this Phase I study. In the Phase I study stable disease was observed in two out of the 17 patients. Archexin is currently being studied in a Phase II clinical trial for the treatment of pancreatic cancer with enrollment completed in September, 2011, with results are currently anticipated in the third quarter of 2012.  The Archexin Phase IIa trial is a single-arm, open-label study and is being conducted globally in the United States and India. Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival.  We own one issued U.S. patent for Archexin.

The costs incurred for the Phase I clinical trial was approximately $1,500,000.  As of December 31, 2011, we have spent approximately $6,470,000 for the development of Archexin and we estimate that the Phase IIa trials for pancreatic cancer patients will be completed in the third quarter of 2012 and will require approximately an additional $200,000 to complete.

Serdaxin® (RX-10100)

Serdaxin is an extended release formulation of clavulanic acid, which is an ingredient present in antibiotics approved by the FDA.  We had been developing Serdaxin for the treatment of depression and neurodegenerative disorders.  From January to September, 2011, we conducted a randomized, double-blind, placebo-controlled study compared two doses of Serdaxin, 0.5 mg and 5 mg, to placebo over an 8-week treatment period for major depressive disorder (“MDD”) patients.  On November 4, 2011, we released results that the study showed Serdaxin did not demonstrate efficacy compared to a placebo group as measured by the Montgomery-Asberg Depression Rating Scale (“MADRS”).  All groups showed an approximate 14 point improvement in the protocol defined primary endpoint of MADRS, and had a substantial number of patients who demonstrated a meaningful clinical improvement from baseline.  The study showed that Serdaxin was safe and well tolerated.  At this point, we have not made any determinations of Serdaxin’s future paths and have not allocated resources to the further development of Serdaxin for treatment for MDD.

During the year ended December 31, 2011, we incurred approximately $7,430,000 for costs associated with the Phase IIb trial for Serdaxin. Through December 31, 2011, the pre-clinical and clinical costs incurred for development of Serdaxin to date have been approximately $9,650,000.  We estimate the Phase IIb trial has approximately $400,000 of additional costs that will be paid in of 2012.

Zoraxel™ (RX-10100)

Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin. The Phase IIa proof of concept, completed with positive results, was a randomized, double blind, placebo controlled and dose ranging (5 mg, 10 mg, 15 mg) study of 39 erectile dysfunction patients (ages of 18 to 65) treated with Zoraxel. The Phase IIb study is designed to assess Zoraxel’s efficacy in approximately 150 male subjects, ages 18 to 70, with ED. The double blind, randomized, placebo-controlled, 12-week study will include IIEF as the primary endpoint following treatment with Zoraxel at 25 and 50 mg doses..  However, given the recently reported results of the Serdaxin Phase IIb clinical trial, we are currently evaluating how to proceed with the Phase IIb study for Zoraxel.

Index

Through December 31, 2011, the costs incurred for development of Zoraxel to date have been approximately $1,245,000.  We currently estimate that these Phase IIb studies would require approximately $2,300,000 throughout 2012 and 2013.

Pre-clinical Pipeline

On September 21, 2009, we closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which we agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, we entered into a second amendment with Teva to the securities purchase  agreement closed in September, 2009.  Pursuant to the terms of the amendment, TEVA purchased 2,334,515 shares of our common stock in a private offering for gross proceeds of $3.95 million.  The investment by TEVA is restricted to further supporting the research and development program for the pre-clinical development of RX-3117.  We will be eligible to receive royalties on net sales of RX-3117 worldwide.  This compound may enter an exploratory early stage clinical study during the first quarter of 2012.

RX-5902 may enter Phase I clinical trials during the first half of 2012.  RX-1792, RX-8243, RX-0201-Nano, RX-0047-Nano and RX-21101 are in a pre-clinical stage of development.   Through December 31, 2011, the costs incurred for development of these compounds to date have been approximately $2,710,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

The conduct of the clinical trial and toxicology studies described above are being accomplished in conjunction with third-party clinical research organizations at external locations.  This business practice is typical for the pharmaceutical industry and companies like us.  As a result, the risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control.  A delay in any of these programs may not necessarily have a direct impact on our daily operations.  However, a delay could result in additional expenses for us.

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

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $15,530,306 for the year ended December 31, 2011.  The operating cash flows during the year ended December 31, 2011 reflect our net loss of $11,344,950 and a net decrease of cash components of working capital and non-cash charges totaling $4,185,356.  Cash used in operating activities was $6,986,598 and $5,146,845 for the year ended December 31, 2010 and 2009, respectively.

Index

Cash used in investing activities of $545,919 for the year ended December 31, 2011, consisted of purchases of marketable securities and equipment of $8,000,000 and $16,047, respectively, and an increase in restricted cash of $1,029,872, offset by $8,500,000 from proceeds received from the sale of marketable securities.  Cash used in investing activities for the year ended December 31, 2010 was $660,339 and cash provided by investing activities for the year ended December 31, 2009 was $1,341,825.

Cash provided by financing activities of $13,597,474 for the year ended December 31, 2011 consisted of net proceeds of $317,961 from the exercise of stock warrants, $59,240 from the exercise of stock options, $3,926,397 from the issuance of 2,334,515 shares to Teva and $9,293,876 from the issuance of 8,333,333 shares of common stock to investors.  The investors were also issued warrants to purchase 3,333,333 shares of common stock.  Cash provided by financing activities was $12,688,944 and $10,733,922 for the years ended December 31, 2010 and 2009, respectively.

Financings

We have financed our operations since inception primarily through equity and convertible debt financings and interest income from investments of cash and cash equivalents.  During fiscal year 2011, we had a net decrease in cash and cash equivalents of $2,478,751.  The decrease resulted from cash used in operating and investing activities of $15,530,306 and $545,919 offset by cash provided by financing activities of $13,597,474.

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

Index

On June 30, 2010, the Company closed on a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to an institutional investor for net proceeds of $9,318,227 which includes $681,773 of stock issuance costs.  The investors were also issued warrants to purchase 2,000,000 shares of common stock at a purchase price of $1.90 per share, exercisable on or after the date of delivery until the five-year anniversary.  There warrants have been valued at $1,800,800 and recorded as warrant liabilities.  The closing costs included 200,000 warrants, valued at $180,080 and recorded as a financing expense.

On March 31, 2011, the Company closed on a purchase agreement to issue 8,333,333 shares of common stock at a price of $1.50 per share to an institutional investor for net proceeds of $9,293,876 which includes $706,124 of cash stock issuance costs.  The investors were also issued warrants to purchase 3,333,333 shares of common stock at a purchase price of $1.50 per share, exercisable on or after six months from the date of delivery until the five-year anniversary of the date the warrants are exercisable.  There warrants were valued at $2,826,666 and recorded as warrant liabilities.  The closing costs included 208,333 warrants, valued at $97,667 and recorded as a financing expense.

For the next 15 months, we will have to fund all of our operations and capital expenditures from the net proceeds of equity and debt offerings we may make, cash on hand, licensing fees and grants.  Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If we are not able to raise sufficient additional money, we will have to reduce our research and development activities.

Contractual Obligations

We have contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2011, the total contract value of these agreements was approximately $19,406,124 and we made payments totaling $15,103,318 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Index

On June 22, 2009, we entered into a License Agreement with Korea Research Institute of Chemical Technology (KRICT) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of December 31, 2011, this milestone has not occurred.

On June 29, 2009, we signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, we pay our allocable portion of real estate taxes and common area operating charges.  We paid $148,593, 108,418, and $38,262 for rent under this lease in the years ended December 31, 2011, 2010 and 2009, respectively.

Future rental payments over the next five years and thereafter are as follows:

2012	158,835
2013	162,806
2014	82,408
$404,049

In connection with the lease agreement, we issued a letter of credit of $100,000 in favor of the lessor.  We have restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010, the letter of credit was reduced to $50,000 per the lease agreement.

On September 21, 2009, the Company closed on a securities purchase agreement with Teva, under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement (the “Second Amendment”) in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117.  At December 31, 2011, the Company has proceeds remaining of $1,394,265 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.

On June 28, 2010, we signed a one year renewal to use lab space commencing on July 1, 2010.  The lease requires monthly rental payments of $4,554.

We established a 401(k) plan for our employees where we match 100% of the first 3% of the employee’s deferral plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated $66,162, $65,019, and $49,519 for the years ended December 31, 2011, 2010, and 2009, respectively.

On August 31, 2011, we entered into an agreement with a consultant for advisory services pertaining to securing of grants or other funding sources.  Per the terms of the agreement, the consultant will be compensated in shares of restricted common stock calculated by a formula applied to the funding received.  As of December 31, 2011, we had not received funding or issued stock resulting from this agreement.

The table below presents contractual cash obligations by period, as of December 31, 2011.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years
Operating Leases	$431,373	$186,519	$245,214	$-	$-
Total:	$431,373	$186,519	$245,214	$-	$-

Index

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash and marketable securities, was $13,243,253 as of December 31, 2011.  Based on our current plans and our capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through the next fifteen months, which would entail focusing our resources on Phase II clinical trials of Archexin, and the further development of our preclinical pipeline.  Through the end of 2012, we expect to spend a minimum of approximately $0.2 million on clinical development for Phase II clinical trial of Archexin, and approximately $0.4 million will be paid to close out the Serdaxin MDD Phase IIb clinical trial.    These figures include our commitments described under “Contractual Obligations of this Item 7.  We also expect to pay $4.3 million on the development of our preclinical pipeline, $4.7 million on general corporate expenses and $220,000 on facilities rent.   We will need to seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we will not be able to implement and fund the research and development.

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

Index

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

For the year ended December 31, 2011, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At December 31, 2011, our cash was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.  At December 31, 2011, we had no debt instruments on our balance sheet.

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

Item 8.    Financial Statements and Supplementary Data.

Our financial statements and financial statement schedule and the Report of the Independent Registered Public Accounting Firm thereon filed pursuant to this Item 8 and are included in this annual report on Form 10-K beginning on page F-1.

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

Index

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011 our internal control over financial reporting was effective.

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

To the Board of Directors
Rexahn Pharmaceuticals, Inc.

We have audited Rexahn Pharmaceuticals, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Rexahn Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America .  An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

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

In our opinion, Rexahn Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2011 and 2010, , and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011 and the cumulative period from March 19, 2011 (inception) to Deecmber 31, 2011, of Rexahn Pharmaceuticals, Inc., and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ PARENTEBEARD LLC

Reading, Pennsylvania
March 15, 2012

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

Index

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

	Report of ParenteBeard LLC	F-1

	Balance Sheet as of December 31, 2011 and December 31, 2010	F-2

	Statement of Operations for the years ended December 31, 2011, December 31, 2010, December 31, 2009 and cumulative from March 19, 2001 (Inception) to December 31, 2011	F-3

	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss from March 19, 2001 (Inception) to December 31, 2011	F-4

	Statement of Cash Flows for the years ended December 31, 2011, December 31, 2010, December 31, 2009 and cumulative from March 19, 2001 (Inception) to December 31, 2011	F-7

	Notes to the Financial Statements	F-10

(2)	Exhibits:

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit Number	Exhibit Description
3.1
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2010, is incorporated herein by reference.
4.1
Specimen Certificate for the Company’s Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

4.2	Form of Senior Debt Securities Indenture, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated June 22, 2011, is incorporated herein by reference.
4.3	Form of Subordinated Debt Securities Indenture, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated June 22, 2011 is incorporated herein by reference.
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

Index

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

10.13	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010, is incorporated herein by reference.
10.14	Amendment No. 2 to the Teva Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.
10.15	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2011, is incorporated herein by reference.

Index

12	Statement re Computation of Ratios
14
Code of Ethics and Business Conduct, filed as Exhibit 14 to the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, is incorporated herein by reference.

16	Letter of Lazar Levine & Felix LLP dated February 27, 2009, filed as Exhibit 16.1 to the Company’s Amended Current Report on Form 8-K filed on March 2, 2009, is incorporated herein by reference.
23	Consent of ParenteBeard LLC, independent registered public accounting firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
_______________________
* Management contract or compensation plan or arrangement.

Index

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15 day of March, 2012.

REXAHN PHARMACEUTICALS, INC.

By: /s/ Chang H. Ahn
Chang H. Ahn
Chairman and Chief Executive Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this report has been signed on the 15 day of March, 2012 by the following persons on behalf of the issuer and in the capacities indicated:

Name	Title
/s/ Chang H. Ahn*
Chang H. Ahn	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Tae Heum Jeong
Tae Heum Jeong	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)
/s/ Peter Brandt*
Peter Brandt	Director
/s/ David McIntosh*
David McIntosh	Director
/s/ Charles Beever
Charles Beever	Director
/s/ Kwang Soo Cheong*
Kwang Soo Cheong	Director
/s/ Richard Kivel*
Richard Kivel	Director

* By: /s/ Tae Heum Jeong, Attorney-in Fact
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rexahn Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Rexahn Pharmaceuticals, Inc. (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the period ended December 31, 2011, and the cumulative period from March 19, 2001 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, and the cumulative period from March 19, 2001 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexahn Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ PARENTEBEARD LLC

Reading, Pennsylvania
March 15, 2012

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheet

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$9,861,488	$12,340,239
Marketable securities (note 4)	1,950,000	2,451,620
Research tax credit receivable (note 16)	-	145,513
Prepaid expenses and other current assets (note 5)	333,171	706,649
Note receivable – current portion (note 6)	18,682	28,023

Total Current Assets	12,163,341	15,672,044

Restricted Cash Equivalents (note 15)	1,431,765	401,893

Note Receivable (note 6)	-	18,682

Equipment, Net (note 7)	94,542	123,565

Total Assets	$13,689,648	$16,216,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 8)	$1,185,405	$1,820,900

Deferred Research and Development Arrangement (note 9)	825,000	900,000

Other Liabilities (note 10)	104,388	133,117

Warrant Liabilities (note 13)	868,725	2,966,710

Total Liabilities	2,983,518	5,820,727

Commitments and Contingencies (note 16)

Stockholders’ Equity (note 11):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 95,359,861 (2010 – 84,175,054) issued and 95,345,656 (2010 – 84,160,849) outstanding	9,536	8,418
Additional paid-in capital	67,809,617	56,157,452
Accumulated other comprehensive loss	-	(2,340)
Accumulated deficit during the development stage	(57,084,613)	(45,739,663)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	10,706,130	10,395,457

Total Liabilities and Stockholders’ Equity	$13,689,648	$16,216,184

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Operations

				Cumulative
				from March 19,
				2001
	For the Year Ended December 31,			(Inception) to
	2011	2010	2009	December 31, 2011
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	3,547,829	5,990,624	2,944,103	27,346,995
Research and development	11,992,087	3,934,701	3,176,971	31,885,603
Patent fees	546,027	329,925	303,220	2,101,005
Depreciation and amortization	45,070	50,659	41,604	640,537

Total Expenses	16,131,013	10,305,909	6,465,898	61,974,140

Loss from Operations	(16,131,013)	(10,305,909)	(6,465,898)	(61,974,140)

Other Income (Expense)
Realized (loss) gain on marketable securities .	(3,960)	-	11,025	(13,301)
Interest income	109,240	133,268	67,445	1,421,307
Interest expense	-	-	-	(301,147)
Other income	-	56,047	-	56,047
Unrealized gain (loss) on fair value of warrants	4,778,450	(3,823,146)	1,793,101	3,676,105
Unrealized gain on fair value of put feature on common stock	-	97,713	1,915,179	2,315,539
Financing expense	(97,667)	(180,080)	(223,950)	(640,023)
Beneficial conversion feature	-	-	-	(1,625,000)
Total Other Income (Expense)	4,786,063	(3,716,198)	3,562,800	4,889,527

Net Loss Before Provision for Income Taxes	(11,344,950)	(14,022,107)	(2,903,098)	(57,084,613)

Provision for Income Taxes	-	-	-	-

Net Loss	$(11,344,950)	$(14,022,107)	$(2,903,098)	$(57,084,613)

Net loss per share, basic and diluted	$(0.12)	$(0.18)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	93,048,490	78,662,495	61,441,442

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss
Period from March 19, 2001 (Inception) to December 31, 2011

				Accumulated
				Deficit			Accumulated	Total
	Common Stock		Additional	During the	Treasury Stock		Other	Stockholders’
	Number of		Paid in	Development	Number of		Comprehensive	Equity
	shares	Amount	Capital	Stage	stock	Amount	Loss	(Deficit)

Opening balance, March 19, 2001	-	$-	$-	$-	-	$-	$-	$-
Common stock issued	7,126,666	71,266	4,448,702	-	-	-	-	4,519,968
Net loss	-	-	-	(625,109)	-	-	-	(625,109)
Balances at, December 31, 2001	7,126,666	71,266	4,448,702	(625,109)	-	-	-	3,894,859
Net loss	-	-	-	(1,181,157)	-	-	-	(1,181,157)
Balances at, December 31, 2002	7,126,666	71,266	4,448,702	(1,806,266)	-	-	-	2,713,702
Common stock issued	500,000	5,000	1,995,000	-	-	-	-	2,000,000
Stock based compensation	-	-	538,074	-	-	-	-	538,074
Net loss	-	-	-	(2,775,075)	-	-	-	(2,775,075)
Balances at, December 31, 2003	7,626,666	76,266	6,981,776	(4,581,341)	-	-	-	2,476,701
Common stock issued	1,500	15	1,785	-	-	-	-	1,800
Stock based compensation	-	-	230,770	-	-	-	-	230,770
Net loss	-	-	-	(3,273,442)	-	-	-	(3,273,442)
Balances at, December 31, 2004	7,628,166	76,281	7,214,331	(7,854,783)	-	-	-	(564,171)
Stock split (5 for 1)	30,512,664	(72,467)	72,467	-	-	-	-	-
Common stock issued in connection with merger	3,397,802	340	(340)	-	-	-	-	-
Common stock issued for cash	4,175,000	417	8,349,565	-	-	-	-	8,349,982
Common stock issued on conversion of convertible debt	650,000	65	1,299,935	-	-	-	-	1,300,000
Exercise of stock options	40,000	4	9,596	-	-	-	-	9,600
Common stock issued in exchange for services	7,000	1	21,876	-	-	-	-	21,877
Beneficial conversion feature	-	-	1,625,000	-	-	-	-	1,625,000
Stock based compensation	-	-	436,748	-	-	-	-	436,748
Net loss	-	-	-	(6,349,540)	-	-	-	(6,349,540)
Balances at, December 31, 2005	46,410,632	4,641	19,029,178	(14,204,323)	-	-	-	4,829,496

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)
Period from March 19, 2001 (Inception) to December 31, 2011

				Accumulated
				Deficit			Accumulated	Total
	Common Stock		Additional	During the	Treasury Stock		Other	Stockholders’
	Number of		Paid-in	Development	Number of		Comprehensive	Equity
	shares	Amount	Capital	Stage	shares	Amount	Loss	(Deficit)
Balances at, December 31, 2005	46,410,632	4,641	19,029,178	(14,204,323)	-	-	-	4,829,496
Exercise of stock options	61,705	6	14,802	-	-	-	-	14,808
Common stock issued on conversion of convertible debt	3,850,000	385	3,849,615	-	-	-	-	3,850,000
Purchase of treasury stock	-	-	-	-	14,205	(28,410)	-	(28,410)
Stock based compensation	-	-	1,033,956	-	-	-	-	1,033,956
Net loss	-	-	-	(6,486,003)	-	-	-	(6,486,003)
Balances at December 31, 2006	50,322,337	5,032	23,927,551	(20,690,326)	14,205	(28,410)	-	3,213,847
Common stock issued, as restated	4,857,159	486	1,144,219	-	-	-	-	1,144,705
Stock options exercised	127,500	12	59,988	-	-	-	-	60,000
Stock based compensation	-	-	1,121,646	-	-	-	-	1,121,646
Stock issuance costs	-	-	(139,674)	-	-	-	-	(139,674)
Net loss, as restated	-	-	-	(4,442,331)	-	-	-	(4,442,331)
Balances at December 31, 2007, as restated	55,306,996	5,530	26,113,730	(25,132,657)	14,205	(28,410)	-	958,193
Common stock issued, as restated	642,858	65	155,450	-	-	-	-	155,515
Stock options exercised	90,000	9	31,191	-	-	-	-	31,200
Stock based compensation	-	-	484,684	-	-	-	-	484,684
Net loss, as restated	-	-	-	(3,681,801)	-	-	-	(3,681,801)
Unrealized loss on securities available-for-sale	-	-	-	-	-	-	(550,480)	(550,480)
Total Comprehensive Loss								(4,232,281)
Balances at December 31, 2008	56,039,854	5,604	26,785,055	(28,814,458)	14,205	(28,410)	(550,480)	(2,602,689)

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Continued)
Period from March 19, 2001 (Inception) to December 31, 2011

				Accumulated
				Deficit			Accumulated
	Common Stock		Additional	During the	Treasury Stock		Other
	Number of		Paid-in	Development	Number of		Comprehensive	Equity
	shares	Amount	Capital	Stage	shares	Amount	Loss	(Deficit)
Balances at December 31, 2008	56,039,854	5,604	26,785,055	(28,814,458)	14,205	(28,410)	(550,480)	(2,602,689)
Issuance of common stock and units	15,883,847	1,588	9,996,015	-	-	-	-	9,997,603
Stock options exercised	15,000	2	3,600	-	-	-	-	3,602
Stock issuance costs	-	-	(641,018)	-	-	-	-	(641,018)
Stock based compensation	-	-	497,531	-	-	-	-	497,531
Net loss	-	-	-	(2,903,098)	-	-	-	(2,903,098)
–Reversal of unrealized loss on securities available-for-sale	-	-	-	-	-	-	550,480	550,480
Total Comprehensive Loss								(2,352,618)
Balances at December 31, 2009	71,938,701	7,194	36,641,183	(31,717,556)	14,205	(28,410)	-	4,902,411
Issuance of common stock and units	6,666,667	667	8,198,534	-	-	-	-	8,199,201
Stock issuance costs	-	-	(681,773)	-	-	-	-	(681,773)
Common stock issued in exchange for services	1,700,000	170	2,107,830	-	-	-	-	2,108,000
Stock options exercised	155,500	16	107,224	-	-	-	-	107,240
Stock warrants exercised	3,714,186	371	9,199,797	-	-	-	-	9,200,168
Stock based compensation	-	-	584,657	-	-	-	-	584,657
Net loss	-	-	-	(14,022,107)	-	-	-	(14,022,107)
Unrealized loss on securities available-for -sale	-	-	-	-	-	-	(2,340)	(2,340)
Total Comprehensive Loss								(14,024,447)
Balances at December 31, 2010	84,175,054	8,418	56,157,452	(45,739,663)	14,205	(28,410)	(2,340)	10,395,457
Issuance of common stock and units	10,667,848	1,067	11,122,265		-	-	-	11,123,332
Stock issuance costs	-	-	(729,727)		-	-	-	(729,727)
Stock options exercised	183,000	18	59,222		-	-	-	59,240
Stock warrants exercised	333,959	33	561,798		-	-	-	561,831
Stock based compensation	-	-	638,607		-	-	-	638,607
Net loss	-	-		(11,344,950)	-	-	-	(11,344,950)
Reversal of unrealized loss on securities available-for-sale	-	-	-	-	-	-	2,340	2,340
Total Comprehensive Loss								(11,342,610)
Balances at December 31, 2011	95,359,861	$9,536	$67,809,617	$(57,084,613)	14,205	$(28,410)	$-	$10,706,130

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows

	For the Year Ended December 31,			Cumulative From March 19, 2001 (Inception) to
				December 31,
Cash Flows from Operating Activities:	2011	2010	2009	2011
Net loss	$(11,344,950)	$(14,022,107)	$(2,903,098)	$(57,084,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	-	1,625,000
Compensatory stock	-	2,108,000	-	2,129,877
Depreciation and amortization	45,070	50,659	41,604	640,537
Stock based compensation	638,607	584,657	497,531	5,577,629
Amortization of deferred research and development arrangement	(75,000)	(75,000)	(75,000)	(675,000)
Note receivable	28,023	(46,705)	-	(18,682)
Realized loss (gain) on marketable securities	3,960	-	(11,025)	13,301
Amortization of deferred lease incentive	(20,000)	(20,000)	(10,000)	(50,000)
Unrealized (gain) loss on fair value of warrants	(4,778,450)	3,823,146	(1,793,101)	(3,676,105)
Unrealized gain on fair value of put feature on common stock	-	(97,713)	(1,915,179)	(2,315,539)
Financing expense	97,667	180,080	223,950	640,023
Deferred lease expenses	(8,729)	24,616	38,501	54,388
Loss on impairment of intangible assets	-	-	286,132	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	373,478	(385,714)	45,830	(333,171)
Research tax credit receivable	145,513	(145,513)	-	-
Accounts payable and accrued expenses	(635,495)	1,034,996	427,010	1,185,405
Net Cash Used in Operating Activities	(15,530,306)	(6,986,598)	(5,146,845)	(52,000,818)

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows (Continued)

	For the Year Ended December 31,			Cumulative From March 19, 2001 (Inception) to December 31,
	2011	2010	2009	2011
Cash Flows from Investing Activities:
Restricted cash equivalents	(1,029,872)	1,624,167	(2,026,060)	(1,431,765)
Purchase of equipment	(16,047)	(5,246)	(18,370)	(564,995)
Purchase of marketable securities	(8,000,000)	(2,353,960)	(1,371,824)	(21,123,960)
Proceeds from sales of marketable securities	8,500,000	75,000	4,758,079	19,160,659
Payment of licensing fees	-	-	-	(356,216)
Net Cash (Used in) Provided by Investing Activities	(545,919)	(660,039)	1,341,825	(4,316,277)

Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	13,220,273	9,318,228	10,730,320	55,805,574
Proceeds from exercise of stock options	59,240	107,240	3,602	170,082
Proceeds from exercise of stock warrants	317,961	3,263,376	-	3,581,337
Proceeds from long-term debt	-	-	-	5,150,000
Proceeds from research contribution	-	-	-	1,500,000
Purchase of treasury stock	-	-	-	(28,410)
Net Cash Provided by Financing Activities	13,597,474	12,688,844	10,733,922	66,178,583
Net (Decrease) Increase in Cash and Cash Equivalents	(2,478,751)	5,042,207	6,928,902	9,861,488
Cash and Cash Equivalents - beginning of period	12,340,239	7,298,032	369,130	-
Cash and Cash Equivalents - end of period	$9,861,488	$12,340,239	$7,298,032	$9,861,488

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows (Continued)

	For the Year Ended December 31,			Cumulative From March 19, 2001 (Inception) to December 31,
	2011	2010	2009	2011
Supplemental Cash Flow Information
Interest paid	$-	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$2,924,333	$1,980,880	$4,565,821	$11,054,427
Put feature on common stock issued	$-	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199	$2,639,199
Warrant liability extinguishment from exercise of warrants	$243,868	$5,936,792	$-	$6,180,660
Leasehold improvement incentive	$-	$-	$100,000	$100,000
Settlement of lawsuit	$-	$43,953	$-	$43,953

(See accompanying notes to financial statements.)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

1.	Operations and Organization

Operations and Organization

Rexahn Pharmaceuticals, Inc. (the “Company” or “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs. The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants, issuance of long-term debt, and proceeds from reimbursed research and development costs. The Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to cover its cash flow requirements for 2012. Management has the capability of managing the Company’s operations within existing cash and marketable securities available by focusing on core research and development activities. This may result in slowing down clinical studies, but will conserve the Company’s cash to allow it to operate for the next twelve months.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

2.	Prior Period Effect of 2009 Restatement

As disclosed in the Company’s 2010 Annual Report on Form 10-K, Management restated the Company’s financial statements to reflect a prior period adjustment effective January 1, 2009, which resulted in a decrease to additional paid-in capital of $6,399,805, an increase of the accumulated deficit of $1,092,021, and an increase in warrant and put feature on common stock liabilities of $5,307,784.  Management had determined that the warrants and anti-dilution make whole provisions, as described in Notes 13 and 14, respectively, issued to investors from offerings occurring in December 2007 and March, 2008, were misclassified as equity, and should have been treated as liabilities at inception.

The Company has recorded this adjustment for the years ended December 31, 2008 and 2007 on the Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss, as follows:

	For the Year Ended December 31,
	2008	2007	Total
Common stock issued-adjustment to Additional paid in capital
As originally reported	$899,936	$6,799,538
Effect of restatement	(744,486)	(5,655,319)	(6,399,805)
As restated	155,450	1,144,219

Net loss-adjustment to Accumulated deficit during the development stage
As originally reported	(4,912,148)	(4,304,005)
Effect of restatement	1,230,347	(138,326)	1,092,021
As restated	(3,681,801)	(4,442,331)

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

3.	Summary of Significant Accounting Policies

a)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments purchased with remaining maturities of three months or less at acquisition.

b)	Marketable Securities

Marketable securities are considered “available-for-sale” in accordance with Financial Statement Accounting Board (“FASB”) Accounting Standard Codification (“ASC”) 320, “Debt and Equity Securities”, and thus are reported at fair value in our accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Realized gains and losses are accounted for on the basis of specific identification and are included in other income or expense in the statement of operations.  The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in our current operations.  Accumulated other comprehensive loss at December 31, 2011 and 2010 was $0 and $2,340 respectively.  The Company’s total comprehensive loss was $11,342,610, $14,024,447 and $2,352,618 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

3.	Summary of Significant Accounting Policies (cont’d)

e)	Use of Estimates

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

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, note receivable, prepaid expenses and other current assets and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments.  The fair values for marketable securities, warrant liabilities and the put feature on common stock is discussed in Notes 4, 13, and 14, respectively.

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

The calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws.  We are subject to examination by various taxing authorities.  We believe that as a result of our loss carryforward sustained to date, any examination would result in a reduction of our net operating losses rather than a tax liability.  As such, we have not provided for additional taxes estimated under ASC 740.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

3.	Summary of Significant Accounting Policies (cont’d)

h)	Loss Per Share

The Company accounts for loss per share pursuant to ASC 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” loss per share.  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year.  Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. Potentially dilutive securities include stock options and warrants.  Diluted loss per share for the years ended December 31, 2011, 2010 and 2009 is the same as basic loss per share due to the fact that the Company incurred losses for all periods presented and the inclusion of common share equivalents would be antidilutive. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	Year Ended December 31
	2011	2010	2009

Stock Options	7,646,795	8,076,795	7,715,795

Warrants	8,676,142	5,624,583	8,575,243

i)	Stock-Based Compensation

In accordance with ASC 718, “Stock Compensation,” compensation costs related to share-based payment transactions, including employee stock options, are to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding the interaction between ASC 718 and certain SEC rules and regulations, and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

3.	Summary of Significant Accounting Policies (cont’d)

k)	Concentration of Credit Risk

The Company does not have significant off-balance sheet risk or credit concentration.  The Company maintains cash and short-term investments with major financial institutions.  From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by either the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $250,000. At December 31, 2011, the Company’s uninsured cash balance was $10,543,447.

l)	Reclassification

The Company has reclassified previously reported amortization of Rexgene’s research and development arrangement, as disclosed in Note 9, “Deferred Research and Development Arrangement”, from revenue to a reduction in research and development expenses in the statement of operations.  The reclassification had no effect on the Company’s balance sheets, net loss, or cash flows from operations.

m)	Recent Accounting Pronouncements Affecting the Company

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update 2011-04 to ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which amends the disclosure requirements for fair value instruments.  The new disclosures required include disclosure regarding the sensitivity of the fair value measurement to changes in unobservable inputs, and the interrelationships between those unobservable inputs.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.  Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Comprehensive Income

In June 2011, the FASB issued authoritative guidance for presentation and disclosure of comprehensive income in the financial statements.  Under the new guidance, a company may no longer present the components of other comprehensive income as part of the statement of changes in the statement of stockholders’ equity, and instead must present the components of comprehensive income either in the statement of operations or in a separate statement immediately following the Statement of Operations.  In addition, reclassification adjustments between comprehensive income and net income must be disclosed on the financial statements.  This guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.  Management currently believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

4.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

	Cost	Gross Unrealized	Fair
Securities available-for-sale	Basis	Losses	Value
December 31, 2011:
State and municipal obligations	$1,950,000	$-	$1,950,000

December 31, 2010:
State and municipal obligations	$2,453,960	$(2,340)	$2,451,620

Amortized cost and fair value at December 31, 2011 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

	Cost	Fair
Maturity	Basis	Value
10 years or more	$1,950,000	$1,950,000

5.	Prepaid Expenses and Other Current Assets

	December 31,	December 31,
	2011	2010

Deposits on contracts	$163,317	$564,074
Other assets	169,854	142,575

	$333,171	$706,649

Deposits on contracts consist of deposits on research and development contracts for services that have not yet been incurred.  Other assets include prepaid general and administrative expenses such as insurance, rent, and consulting services.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

6.	Note Receivable

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute.  The Company settled the case with Amarex for $100,000 less a balance owed of $43,953.  The principal sum of the note was $56,047, and is included in other income in the Company’s statement of operations.  Monthly payments of $2,335 began on September 1, 2010 and will continue until August 1, 2012 at which time the balance is expected to be paid in full.  The note does not bear interest. Pursuant to the note, Amarex shall pay a late charge of five percent (5%) of any past due installment payments if any installment payment is not paid within 10 days of its due date.  As of December 31, 2011, all payments were made as scheduled.

As of December 31, 2011, the principal amortization of the note is shown below:

Expected
Principal Amortization	Payment
Within 1 year	$18,682

7.	Equipment, Net

	December 31,	December 31,
	2011	2010

Furniture and fixtures	$34,200	$32,169
Office equipment	81,074	77,032
Lab and computer equipment	430,261	429,415
Leasehold improvements	119,841	110,713

	665,376	649,329
Less Accumulated depreciation	(570,834)	(525,764)

Net carrying amount	$94,542	$123,565

Depreciation expense was $45,070, $50,659 and $41,604 for the years ended December 31, 2011, 2010 and 2009, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

8.	Accounts Payable and Accrued Expenses

	December 31,	December 31,
	2011	2010

Trade payables	$555,613	$489,527
Accrued expenses	50,401	18,466
Accrued research and development contract costs	449,775	1,239,233
Payroll liabilities	129,616	73,674

	$1,185,405	$1,820,900

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

The Company is using 20 years as its basis for recognition and accordingly $75,000 was reduced from research and development expenses for the years ended December 31, 2011, 2010 and 2009.  The remaining $825,000 and $900,000 at December 31, 2011 and 2010, respectively, is reflected as deferred research and development arrangement on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of Archexin.  Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin. The product is still under development and commercial sales are not expected to begin until at least 2013.  Under the terms of the agreement, Rexgene does not receive royalties on the Company net sales outside Asia.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

10.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five year office lease agreement as discussed in note 16.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements, architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, construction fees and telephone and data cabling and wiring in the premises.  The full amount of leasehold improvement allowance had been used up by the Company by December 31, 2009.  The Company accounts for the benefit of the leasehold improvement allowance on a straight line basis as a reduction of rental expense over the 5 year lease term.

The following table sets forth the deferred lease incentive:

	December 31,	December 31,
	2011	2010

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(50,000)	(30,000)

Balance	$50,000	$70,000

Deferred Office Lease Expense

The office lease agreement, discussed above, requires an initial annual base rent of $76,524 with annual increases over the next five years. The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $54,388 and $63,117 as of December 31, 2011, and 2010, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to December 31, 2011:

a)	On May 10, 2001 the Company issued 3,600,000 shares of common stock to the Company’s founders for $1.

b)	On August 10, 2001 the Company issued:

i)	1,208,332 shares of common stock to the directors of the Company for cash of $1,450,000.

ii)	958,334 shares of common stock to Rexgene for cash of $550,000.

iii)	360,000 shares of common stock in a private placement to individual investors for cash of $1,080,000.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock (cont’d)

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock (cont’d)

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000 and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $14,400 and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000 and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $15,600 and the Company issued an aggregate of 19,500 shares.

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023.  Investors also were issued one warrant for every five shares purchased.  One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value as discussed in footnote 13. Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds.  Private placement costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value, as discussed in footnote 14.   The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock (cont’d)

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock (cont’d)

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock (cont’d)

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,600 and the Company issued an aggregate of 15,000 shares.

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

ah)
On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008. The fair value of the additional warrants issued was of approximately $476,200.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock (cont’d)

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

aj)	In March 2010, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of the Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of the Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised 890,051 cashless warrants to obtain shares of the Company’s common stock and the Company issued an aggregate of 547,674 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock(cont’d)

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

11.	Common Stock (cont’d)

aw)
On March 31, 2011, the Company closed on a purchase agreement to issue 8,333,333 shares of common stock at a price of $1.20 per share to five institutional investors for gross proceeds of $10,000,000, which includes $706,124 of cash stock issuance costs.  The investors were also issued warrants to purchase 3,333,333 shares of common stock at a purchase price of $1.50 per share, exercisable on or after six months after the closing date until the five-year anniversary of the initial exercise date, and were recorded as liabilities at fair value. The closing costs included 208,333 warrants valued at $97,667 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:
Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	2,924,333

Allocated to equity:
Common stock and additional paid-in capital	7,173,334

Allocated to expense:
Financing expense	(97,667)

Total allocated gross proceeds:	$10,000,000

ax)	In September 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $22,040 and the Company issued 28,000 shares.

ay)	In October 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $19,200 and the Company issued 80,000 shares.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

12.	Stock-Based Compensation

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements. Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At December 31, 2011, 8,673,000 shares of common stock were available for issuance.

Prior to adoption of the Plan, the Company made restricted stock grants. During 2003 all existing restricted stock grants were converted to stock options. The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company’s results of operations for the years ended December 31, 2011, 2010 and 2009 include share-based employee compensation expense totaling $597,637, $470,366, and $565,150 respectively. Such amounts have been included in the Statement of Operations in general and administrative and research and development expenses. No income tax benefit has been recognized in the Statement of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $40,970, $114,291 and $(67,619) for the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts have been included in the Statement of Operations in general and administrative and research and development expenses.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

12.	Stock-Based Compensation (cont’d)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the years ended December 31, 2011, 2010 and 2009, and the period from inception (March 19, 2001) to December 31, 2011, all of which relates to stock options is as follows:

				Inception (March 19, 2001) to
	Year Ended December 31,			December 31
	2011	2010	2009	2011
Statement of operations line item: General and administrative:
Payroll	$501,884	$393,425	$443,013	$2,495,400
Consulting and other professional fees	26,566	93,581	(67,644)	786,523
Research and development:
Payroll	95,753	76,941	122,137	972,049
Consulting and other professional fees	14,404	20,710	25	1,323,657

Total	$638,607	$584,657	$497,531	$5,577,629

Summary of Stock Option Transactions

There were a total of 450,000 stock options granted with exercise prices ranging from $0.38-1.84, fair value on the grant date of $425,320 and a weighted average grant date fair value of $0.95 during the year ended December 31, 2011.  There were a total of 725,000 stock options granted with exercise prices ranging from $1.17-$1.33, fair value on the date of grant of $616,000, and a weighted average grant date fair value of $0.85 during the year ended December 31, 2010.  A total of 180,000 stock options were granted with exercise prices ranging from $0.73 - $1.28, grant date fair value of $134,917, and a weighted average grant date fair value of $0.75 during the year ended December 31, 2009.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon the simplified method as allowed under SAB 107.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

12.	Stock-Based Compensation (cont’d)

The assumptions made in calculating the fair values of options are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Black Scholes weighted average assumptions:
Expected Dividend Yield	0%	0%	0%
Expected volatility	96-101%	103-107%	100-108%
Risk free interest rate	0.11-2.29%	0.26-2.40%	0.51-2.55%
Expected term (in years)	5 Years	1-5 Years	1-5 Years

The following table summarizes the employee and non-employee share-based transactions:

	2011		2010
	Shares Subject to Options	Weighted Avg. Exercise Prices	Shares Subject to Options	Weighted Avg. Exercise Prices
Outstanding at January 1	8,076,795	$1.01	7,715,795	$0.98
Granted	450,000	$1.28	725,000	$1.26
Exercised	(183,000)	$0.32	(155,500)	$0.68
Cancelled	(697,000)	$0.91	(208,500)	$1.19

Outstanding at December 31	7,646,795	$1.05	8,076,795	$1.01

The following table summarizes information about stock options outstanding as of December 31, 2011 and 2010:

	Shares Subject to Options	Weighted Avg. Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,646,795	$1.05	4.8 years	$83,611

Exercisable at December 31, 2011	6,911,795	$1.02	4.4 years	$83,611

Outstanding at December 31, 2010	8,076,795	$1.01	5.4 years	$2,198,790

Exercisable at December 31, 2010	6,762,795	$1.00	4.8 years	$2,023,980

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

12.	Stock-Based Compensation (cont’d)

The total intrinsic value of the options exercised was $163,450, $239,560 and $9,300, for the years ended December 31, 2011, 2010 and 2009, respectively.  The weighted average fair value of the vested options was $0.70, $0.76 and $0.54 for the years ended December 31, 2011, 2010, and 2009, respectively.

A summary of the Company’s unvested shares as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

	2011
	Subject to Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2011	1,314,000	$0.76
Granted	450,000	$0.95
Vested	(938,000)	$0.70
Cancelled	(91,000)	$0.89

Unvested at December 31, 2011	735,000	$0.92

As of December 31, 2011 and 2010, there was $397,593 and $685,636 of total unrecognized compensation cost, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.6 years and 1.4 years, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

13.	Warrants

As at December 31, 2011, warrants to purchase 8,676,142 shares were outstanding, having exercise prices ranging from $1.00 to $1.90 and expiration dates ranging from August 8, 2013 and September 30, 2016.

	2011		2010
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	5,624,583	$1.48	8,575,243	$1.10
Issued during the period	3,541,666	$1.50	2,200,000	$1.90
Exercised during the period	(333,959)	$0.95	(5,150,660)	$1.01
Expired during the period	(156,148)	$0.82	-	$-

Balance at December 31	8,676,142	$1.53	5,624,583	$1.48

At December 31, 2011 and 2010, the average remaining contractual life of the outstanding warrants was 3.2 years and 3.4 years, respectively.

The warrants, which were issued to investors in the December 2007, March 2008, May 2009, October 2009, June 2010 and March, 2011 offerings, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange).   If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and are recorded at fair value.  In addition, the warrants issued in the May 2009, October 2009, June 2010 and March, 2011 offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. This provision may not be operative if an effective registration statement is not available because of an exemption under the U.S. Securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required.

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

13.	Warrants (cont’d)

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

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

13.	Warrants (cont’d)

The following table summarizes the fair value of the warrants as of the balance sheet date:

	Fair Value as of:
Fair Values:	December 31, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	123,558	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	89,756	751,022	1,306,200
Warrants to placement agent	8,893	69,032	122,257
October 23, 2009 financing:
Warrants to institutional investors	129,221	694,377	1,012,934
Warrants to placement agent	714	111,241	101,693
June 30, 2010 financing
Warrants to institutional investors	89,800	1,106,800	1,800,800
Warrants to placement agent	2,320	110,680	180,080
March 31, 2011 financing:
Warrants to institutional investors	544,000	-	2,826,666
Warrants to placement agent	4,021	-	97,667
Total:	$868,725	$2,966,710	$11,054,427

The following table summarizes the number of shares indexed to the warrants as of the balance sheet date:

	Number of Shares Indexed as of:
Number of Shares Indexed:	December 31, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	281,065	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	18,445	227,487	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	200,000	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	-	3,333,333
Warrants to placement agent	208,333	-	208,333
Total:	8,676,142	5,624,583	15,107,383

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

13.	Warrants (cont’d)

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$1.12	$2.14
Estimated future volatility	-	75%	142%
Dividend	-	-	-
Estimated future risk-free rate	-	0.47%	1.95%
Equivalent volatility	-	42%	97%
Equivalent risk-free rate	-	0.12%	1.31%
Estimated additional shares to be issued upon dilutive event	-	25,462	7,479

June 5, 2009 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$0.38	$1.12	$1.14
Estimated future volatility	98-100%	94-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.38%	1.84-4.18%	0.63-4.31%
Equivalent volatility	80-81%	72-73%	103-117%
Equivalent risk-free rate	0.14%	0.52%	0.20-1.44%

October 23, 2009 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$0.38	$1.12	$0.69
Estimated future volatility	98-100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	$0.38	1.84%	2.63-3.80%
Equivalent volatility	72-81%	65-74%	98-99% %
Equivalent risk-free rate	0.08-0.16%	0.38-0.58%	0.93-1.16%

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

13.	Warrants (cont’d)

June 30, 2010 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$0.38	$1.12	$1.43
Estimated future volatility	86-100%	67%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.38-0.58%	1.84%	1.78%
Equivalent volatility	72-79%	89%	98%
Equivalent risk-free rate	0.08-0.14%	0.52%	0.59%

March 31, 2011 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$0.38	$-	$1.18
Estimated future volatility	87-100%	-	100%
Dividend	-	-	-
Estimated future risk-free rate	0.38-1.54%	-	1.32-3.64%
Equivalent volatility	72-90-%	-	79-96%
Equivalent risk-free rate	0.08-0.28%	-	0.39-1.09%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the Statement of Operations:

	For the Year Ended December 31,			Cumulative from March 19, 2011 (Inception) to December 31,
	2011	2010	2009	2011
December 18, 2007 financing	$-	$(510,776)	$(243,841)	$50,722
March 20, 2008 financing	92,704	(18,806)	(36,196)	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111	707,111
Series II warrants	-	(2,996,828)	805,653	(2,191,175)
Series III warrants	661,266	(191,333)	746,511	1,216,444
Warrants to placement agent	60,139	(29,255)	68,100	98,984
Derivative loss at inception	-	-	(328,937)	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	565,156	(798,694)	68,011	(165,527)
Warrants to placement agent	(102,487)	(40,854)	6,689	(136,652)
June 30, 2010 financing
Warrants to institutional investors	1,017,000	694,000	-	1,711,000
Warrants to placement agent	108,360	69,400	-	177,760
March 31, 2011 financing:
Warrants to institutional investors	2,282,666	-	-	2,282,666
Warrants to placement agent	93,646	-	-	93,646
Total:	$4,778,450	$(3,823,146)	$1,793,101	$3,676,105

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

14.	Put Feature on Common Stock

The anti-dilution provision extended in the December 2007 and March 2008 financings is a financial instrument separate and apart from the share. It is a freestanding written put (a put on our common stock). As an enterprise value put, the contracts’ value moves inversely with the value of the underlying common stock which, under ASC 480, is not consistent with the general concepts or criterion for equity classified financial instruments. Accordingly, the written put was required to be classified as a liability under ASC 480 and recorded at fair value each reporting period, while the common stock achieved equity classification. Changes in the fair value of the anti-dilution make-whole provision are reported as “unrealized gain (loss) on fair value of put feature on common stock.”

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

The following table summarizes the fair value of the anti-dilution provision recorded at fair value as liabilities:

Fair Values:	December 31, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the anti-dilution provision at the balance sheet date:

Number of Shares Indexed:	December 31, 2011	December 31, 2010	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

14.	Put Feature on Common Stock (cont’d)

Since the anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of December 31, 2011 or 2010.

The assumptions used in calculating the fair values of the anti-dilution provision were as follows:

December 18, 2007 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

March 20, 2008 financing:	December 31, 2011	December 31, 2010	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-$2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

	For the Year Ended December 31,			Cumulative from March 19, 2011 (Inception) to December 31,
	2011	2010	2009	2011
December 18, 2007 financing	$-	$-	$1,794,554	$2,148,418
March 20, 2008 financing	-	97,713	120,625	167,121
Total:	$-	$97,713	$1,915,179	2,315,539

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

15.	Income Taxes

No provision for federal and state income taxes was required for the years ended December 31, 2011 and 2010, due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At December 31, 2011 and 2010, the Company has unused net operating loss carry-forwards of approximately $55,394,000 and $46,283,000 which expire at various dates between 2021 and 2031.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.  During the year ended December 31, 2011, the Company amended prior years’ tax returns to correct prior errors, which adjusted the net operating loss carryforward.

As of December 31, 2011 and 2010, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	2011	2010
Net operating loss carry-forwards	$21,603,700	$18,050,380
Stock option compensation	1,753,400	1,568,000
Book tax differences on assets and liabilities	348,600	392,600
Valuation allowance	(23,705,700)	(20,010,980)

Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions. The 2008 through 2011 tax years are open and potentially subject to examination by the federal and Maryland state taxing authorities.

The Company was awarded a refundable tax credit of $822,137 in 2010 from the federal government through the Qualified Therapeutic Discovery Project Program enacted from the Patient Protection and Affordable Care Act of 2010.  The Company was eligible for this tax credit based upon its expenses for qualified projects in 2009 and 2010.  Qualified projects include defined projects which treat preventable diseases and conditions by conducting pre-clinical activities, clinical trials, or carrying out research protocols.  The tax credit is reflected as a reduction to research and development expenses.  The full amount of the credit has been received by December 31, 2011. As of December 31, 2010, $676,624 of the credit had been received and the remaining $145,513 was included as a receivable.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

16.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2011, the total estimated cost to be incurred under these agreements was approximately $19,406,124 and the Company had made payments totaling $15,103,318 under the terms of the agreements as of December 31, 2011.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments for each key executive of $200,000, $350,000 and $250,000, respectively.  The employment agreements were amended on September 9, 2010 and will expire on September 9, 2013.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid by December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of December 31, 2011, this milestone has not yet occurred.

d)
On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease during the years ended December 31, 2011, 2010 and 2009 was $148,593, $108,418 and $38,262, respectively.

Future rental payments over the next three years are as follows:

2012	$158,835
2013	162,806
2014	82,408
$404,049

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010 and July 1, 2011, the letter of credit was amended, and the commitment amount and restricted cash equivalent was reduced to $50,000 and $37,500, respectively.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

16.	Commitments and Contingencies (cont’d)

e)
On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement (the “Second Amendment”) in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117.  At December 31, 2011, the Company has proceeds remaining of $1,394,265 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.

f)
The Company established a 401(k) plan for its employees where the Company elected to match 100% of the first 3% of the employee’s compensation plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated $66,162, $65,019, and $49,519 for the years ended December 31, 2011, 2010 and 2009, respectively.

g)
On June 28, 2010, the Company signed a one year renewal to use lab space commencing on July 1, 2010, and on June 22, 2011, the Company extended the lease for an additional year.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the years ended December 31, 2011, 2010 and 2009 was $54,648, $54,648 and $13,662, respectively.

h)
On August 31, 2011, the Company entered into an agreement with a consultant for advisory services pertaining to the securing of grants or other funding sources for the Company.  Per the terms of the agreement, the consultant will be compensated in shares of restricted common stock calculated by a formula of the funding received by the Company. As of December 31, 2011, the Company has not received funding or issued stock resulting from this agreement.

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

17.	Fair Value Measurements

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

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$1,431,765	$1,394,265	$37,500	-
Marketable securities	1,950,000	1,950,000	-	-
Total Assets:	$3,381,765	$3,344,265	$37,500	-

Liabilities:
Warrant liabilities	$868,725	-	-	$868,725
Total Liabilities:	$868,725	-	-	$868,725

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash equivalents	$401,893	$351,893	$50,000	-
Marketable securities	2,451,620	2,451,620	-	-
Total Assets:	$2,853,513	$2,803,513	$50,000	-

Liabilities:
Warrant liabilities	$2,966,710	-	-	$2,966,710
Total Liabilities:	$2,966,710	-	-	$2,966,710

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

17.	Fair Value Measurements (cont’d)

As of December 31, 2011 and 2010, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as discussed in Note 16, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities is discussed in Note 13.

The carrying amounts reported in the financial statements for cash and cash equivalents, note receivable, prepaid expenses and other currents assets, and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the year ended December 31, 2011 and 2010 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

	Warrant Liabilities	Total Level 3 Liabilities
Balance at January 1, 2011	$2,966,710	$2,966,710
Additions, fair value of warrants issued in March, 2011	2,924,333	2,924,333
Unrealized gains, net	(4,739,881)	(4,739,881)
Unrealized gains on expiration	(38,569)	(38,569)
Transfers out of Level 3	(243,868)	(243,868)
Balance at December 31, 2011	$868,725	$868,725

	Put Feature on Common Stock	Warrant Liabilities	Total Level 3 Liabilities
Balance at January 1, 2010	$97,713	$3,099,476	$3,197,189
Additions, fair value of warrants issued in June, 2010	-	1,980,880	1,980,880
Unrealized losses, net	-	3,823,146	3,823,146
Unrealized gains on expiration	(97,713)	-	(97,713)
Transfers out of Level 3	-	(5,936,792)	(5,936,792)
Balance at December 31, 2010	$-	$2,966,710	$2,966,710

Index

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

17.	Fair Value Measurements (cont’d)

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the years ended December 31, 2011 and 2010.

18.	Selected Quarterly Data (Unaudited)

	2011
	For the Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$-	$-	$-	$-
Expenses	(3,913,340)	(6,458,586)	(3,355,059)	(2,404,028)
Loss from Operations	(3,913,340)	(6,458,586)	(3,355,059)	(2,404,028)
Other Income (Expense)	(522,821)	629,734	1,885,841	2,793,309
Net Loss (Income)	$(4,436,161)	$(5,828,852)	$(1,469,218)	$389,281
Net Loss (Income) per share, basic and diluted	$(0.05)	$(0.06)	$(0.02)	$0.00

	2010
	For the Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$-	$-	$-	$-
Expenses	(1,593,118)	(3,189,014)	(2,367,526)	(3,156,251)
Loss from Operations	(1,593,118)	(3,189,014)	(2,367,526)	(3,156,251)
Other Income (Expense)	(6,440,478)	(408,056)	2,586,417	545,919
Net Loss (Income)	$(8,033,596)	$(3,597,070)	$218,891	$(2,610,332)
Net Loss (Income) per share, basic and diluted	$(0.11)	$(0.05)	$0.00	$(0.03)

For the quarters ended June 30, 2011 and previous, the Company had reported $18,750 in revenue from the amortization of the Rexgene contribution as described in Note 9.  The Company reclassified the revenue to a reduction of research and development expenses in the Statement of Operations.  The reclassification had no effect on the Company’s net loss or net loss per share for all quarters presented.

Index

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.

3.2	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2010, is incorporated herein by reference.
4.1
Specimen Certificate for the Company’s Common Stock, par value $.0001 per share, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

4.2	Form of Senior Debt Securities Indenture, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 dated June 22, 2011, is incorporated herein by reference.
4.3	Form of Subordinated Debt Securities Indenture, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3 dated June 22, 2011 is incorporated herein by reference.
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

10.13	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010, is incorporated herein by reference.
10.14	Amendment No. 2 to the Teva Securities Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.
10.15	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2011, is incorporated herein by reference.
12.1	Statement re Computation of Ratios
14
Code of Ethics and Business Conduct, filed as Exhibit 14 to the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, is incorporated herein by reference.

16	Letter of Lazar Levine & Felix LLP dated February 27, 2009, filed as Exhibit 16.1 to the Company’s Amended Current Report on Form 8-K filed on March 2, 2009, is incorporated herein by reference.
23	Consent of ParenteBeard LLC, independent registered public accounting firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
_______________________
* Management contract or compensation plan or arrangement.