Form 10-Q
period 2012-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2012-08-08
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,345,656 shares of common stock outstanding as of August 8, 2012.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheet at June 30, 2012 (unaudited) and December 31, 2011	3

	2)	Condensed Statement of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011 and cumulative from March 19, 2001 (inception) to June 30, 2012	4

	3)	Condensed Statement of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2012 and 2011 and cumulative from March 19, 2001 (inception) to June 30, 2012	5

	4)	Condensed Statement of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011 and cumulative from March 19, 2001 (inception) to June 30, 2012	6

	5)	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		35

Item 3	Quantitative and Qualitative Disclosures About Market Risk		43

Item 4	Controls and Procedures		43

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		44

Item 1A	Risk Factors		44

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		44

Item 3	Defaults Upon Senior Securities		44

Item 4	Mine Safety Disclosures		44

Item 5	Other Information		44

Item 6	Exhibits		44

SIGNATURES			45

PART I	Financial Information
Item 1	Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	June 30, 2012	December 31,
	(unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,482,981	$9,861,488
Marketable securities (note 3)	100,000	1,950,000
Prepaid expenses and other current assets (note 4)	333,905	333,171
Note receivable – current portion (note 5)	4,671	18,682

Total Current Assets	8,921,557	12,163,341

Restricted Cash Equivalents (note 16)	763,891	1,431,765

Equipment, Net (note 6)	73,100	94,542

Total Assets	$9,758,548	$13,689,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 7)	$890,967	$1,185,405

Deferred Research and Development Arrangement (note 8)	787,500	825,000

Other Liabilities (note 9)	85,883	104,388

Warrant Liabilities (note 13)	328,338	868,725

Total Liabilities	2,092,688	2,983,518

Commitments and Contingencies (note 16)

Stockholders’ Equity (note 11):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 95,359,861 issued and 95,345,656 outstanding	9,536	9,536
Additional paid-in capital	67,951,543	67,809,617
Accumulated deficit during the development stage	(60,266,809)	(57,084,613)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	7,665,860	10,706,130

Total Liabilities and Stockholders’ Equity	$9,758,548	$13,689,648

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					Cumulative
					from March 19,
					2001
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(Inception) to June 30,
	2012	2011	2012	2011	2012
Revenues:
Research	$-	$-	$-	$-	$-
Expenses:

General and administrative	742,594	927,617	1,470,766	2,036,790	28,817,761
Research and development	1,018,256	5,417,094	2,060,956	8,134,622	33,946,559
Patent fees	77,373	103,225	179,962	175,739	2,280,967
Depreciation and amortization	10,721	10,650	21,442	24,777	661,979

Total Expenses	1,848,944	6,458,586	3,733,126	10,371,928	65,707,266

Loss from Operations	(1,848,944)	(6,458,586)	(3,733,126)	(10,371,928)	(65,707,266)

Other Income (Expense)
Realized loss on marketable securities .	-	(3,960)	-	(3,960)	(13,301)
Interest income	4,294	38,849	10,543	81,322	1,431,850
Interest expense	-	-	-	-	(301,147)
Other income	-	-	-	-	56,047
Unrealized gain on fair value of warrants	802,248	594,845	540,387	127,220	4,216,492
Unrealized gain on fair value of put feature on common stock	-	-	-	-	2,315,539
Financing expense	-	-	-	(97,667)	(640,023)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	806,542	629,734	550,930	106,915	5,440,457

Net Loss Before Provision for Income Taxes	(1,042,402)	(5,828,852)	(3,182,196)	(10,265,013)	(60,266,809)
Provision for income taxes	-	-	-	-	-
Net Loss	$(1,042,402)	$(5,828,852)	$(3,182,196)	$(10,265,013)	(60,266,809)

Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.11)

Weighted average number of shares outstanding, basic and diluted	95,345,656	95,237,656	95,345,656	90,769,492

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Comprehensive Loss
(Unaudited)

					Cumulative
					from March 19,
					2001
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(Inception) to June 30,
	2012	2011	2012	2011	2012
Net Loss	$(1,042,402)	$(5,828,852)	$(3,182,196)	$(10,265,013)	$(60,266,809)

Unrealized gain on available-for-sale securities	-	3,700	-	2,340	-

Total Comprehensive Loss	$(1,042,402)	$(5,825,152)	$(3,182,196)	$(10,262,673)	$(60,266,809)

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		Cumulative From March 19, 2001 (Inception) to June 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(3,182,196)	$(10,265,013)	$(60,266,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	2,129,877
Depreciation and amortization	21,442	24,777	661,979
Stock-based compensation	141,926	372,167	5,719,555
Amortization of deferred research and development contribution	(37,500)	(37,500)	(712,500)
Note receivable	14,011	14,011	(4,671)
Realized losses on marketable securities	-	3,960	13,301
Unrealized gain on fair value of warrants	(540,387)	(127,220)	(4,216,492)
Unrealized gain on fair value of put feature on common stock	-	-	(2,315,539)
Financing expense	-	97,667	640,023
Amortization of deferred lease incentive	(10,000)	(10,000)	(60,000)
Deferred lease expenses	(8,505)	(224)	45,883
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(734)	220,551	(333,905)
Research tax credit receivable	-	145,513	-
Accounts payable and accrued expenses	(294,438)	2,070,716	890,967
Net Cash Used in Operating Activities	(3,896,381)	(7,490,595)	(55,897,199)

Cash Flows from Investing Activities:
Restricted cash equivalents	667,874	(2,776,008)	(763,891)
Purchase of equipment	-	(2,154)	(564,995)
Purchase of marketable securities	-	(8,000,000)	(21,123,960)
Proceeds from sales of marketable securities	1,850,000	8,500,000	21,010,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used In) Investing Activities	2,517,874	(2,278,162)	(1,798,403)

Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	13,220,273	55,805,574
Proceeds from exercise of stock options	-	18,000	170,082
Proceeds from exercise of stock warrants	-	317,961	3,581,337
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	-	13,556,234	66,178,583

Net (Decrease) Increase in Cash and Cash Equivalents	(1,378,507)	3,787,477	8,482,981

Cash and Cash Equivalents – beginning of period	9,861,488	12,340,239	-
Cash and Cash Equivalents - end of period	$8,482,981	$16,127,716	$8,482,981

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

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $60,266,809 at June 30, 2012 and anticipates incurring losses through the remainder of fiscal 2012 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants exercisable for common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, and selecting projects in conjunction with potential financings and milestones.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2012 and December 31, 2011 and the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the results of cash flows for the six months ended June 30, 2012 and 2011 have been included.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

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
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  2011-04 to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which amends the disclosure requirements for fair value instruments.  The new disclosures required include disclosure regarding the sensitivity of the fair value measurement to changes in unobservable inputs, and the interrelationships between those unobservable inputs.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.  The Company adopted this guidance during the first quarter of 2012.

Comprehensive Income

In June 2011, the FASB issued authoritative guidance for presentation and disclosure of comprehensive income in the financial statements.  Under the new guidance, a Company may no longer present the components of other comprehensive income as part of the statement of changes in the Statement of Stockholder’s Equity, and instead must present the components of comprehensive income either in the Statement of Operations or in a separate statement immediately following the Statement of Operations.  In addition, reclassification adjustments between comprehensive income and net income must be disclosed on the financial statements.  This guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.  The Company adopted this guidance during the first quarter of 2012.

3.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

	Cost	Gross Unrealized	Fair
Securities available-for-sale	Basis	Gains/(Losses)	Value
June 30, 2012:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2011:
State and municipal obligations	$1,950,000	$-	$1,950,000

Amortized cost and fair value at June 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

3.	Marketable Securities(cont’d)

	Cost	Fair
Maturity	Basis	Value
10 years or more	$100,000	$100,000

During the three and six months ended June 30, 2012 and 2011, the Company sold $1,850,000 and $8,500,000, respectively, of securities at par and the total amount that was reclassified from accumulated comprehensive loss into net loss was $0, and $3,960, respectively.

4.	Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2012	2011

Deposits on contracts	$59,085	$163,317
Other assets	274,820	169,854

	$333,905	$333,171

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Other assets include prepaid general and administrative expenses, such as insurance and rent.

5.	Note Receivable

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute.  The Company settled the case with Amarex for $100,000 less a balance owed of $43,953.  The principal sum of the note was $56,047, and is included in other income in the Company’s statement of operations.  Monthly payments of $2,335 began on September 1, 2010 and will continue until August 1, 2012 at which time the balance is expected to be paid in full.  The note does not bear interest. Pursuant to the note, Amarex shall pay a late charge of five percent (5%) of any past due installment payments if any installment payment is not paid within 10 days of its due date.  As of June 30, 2012, all payments were made as scheduled, and the balance on the note to be paid to the Company was $4,671.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

6.	Equipment, Net

	June 30,	December 31,
	2012	2011

Furniture and fixtures	$34,200	$34,200
Office equipment	81,074	81,074
Lab and computer equipment	430,261	430,261
Leasehold improvements	119,841	119,841

Total fixed assets	665,376	665,376
Less: Accumulated depreciation	(592,276)	(570,834)

Net carrying amount	$73,100	$94,542

Depreciation expense was $10,721 and $10,650 for the three months ended June 30, 2012 and 2011, respectively, and $21,442, and $24,777 for the six months ended June 30, 2012 and 2011, respectively.

7.	Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2012	2011

Trade payables	$147,208	$555,613
Accrued expenses	29,490	50,401
Accrued research and development contract costs	612,358	449,775
Payroll liabilities	101,911	129,616

	$890,967	$1,185,405

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

The Company is using 20 years as its basis for recognition and accordingly $18,750 and $37,500 reduced research and development expenses for the three and six months ended June 30, 2012 and 2011, respectively.  The remaining $787,500 and $825,000 at June 30, 2012 and December 31, 2011, respectively, is reflected as deferred research and development arrangement on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2013.  Under the terms of the agreement, Rexgene does not receive royalties on Company net sales outside of Asia.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

9.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five year office lease agreement as disclosed in Note 16.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, and telephone and data cabling and wiring in the premises.  The Company accounts for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

The following table sets forth the deferred lease incentive:

	June 30,	December 31,
	2012	2011

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(60,000)	(50,000)

Balance	$40,000	$50,000

Deferred Office Lease Expense

The office lease agreement, disclosed above, requires an initial annual base rent with annual increases over the next five years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $45,883 and $54,388 as of June 30, 2012 and December 31, 2011, respectively.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of common shares outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings, and such calculation excludes common shares in treasury.   As of June 30, 2012 and December 31, 2011, there were stock options and warrants to acquire 16,517,937 and 16,322,937 shares of our common stock, respectively, which are the potentially dilutive securities of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to June 30, 2012:

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock (cont’d)

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock (cont’d)

w)
On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023.  Investors also were issued one warrant for every five shares purchased.  One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value as disclosed in Note 13.  Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds.  Private placements costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value, as disclosed in Note 14.   The Company revalues these liabilities each reporting period, with the unrealized gain (loss) recorded as other income (expense).

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock (cont’d)

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock (cont’d)

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

ah)
On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008. The fair value of the additional warrants issued was approximately $476,200.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock (cont’d)

aj)	In March 2010, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,297,001 and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of the Company’s common stock for cash of $21,240 and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,966,375 and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of the Company’s common stock for cash of $86,000 and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised 890,051 cashless warrants to obtain shares of the Company’s common stock and the Company issued an aggregate of 547,674 shares.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock (cont’d)

av)	On March 28, 2011, warrant holders exercised their warrants to purchase shares of the the Company’s common stock for cash of $102,857 and the Company issued 124,917 shares.

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At June 30, 2012, 8,478,000 shares of common stock were available for issuance.

Prior to adoption of the Plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company’s results of operations for the three months ended June 30, 2012 and 2011 include share-based employee compensation expense totaling $55,317 and $154,618 respectively.  The Company’s results of operations for the six months ended June 30, 2012 and 2011 include share-based compensation expense totaling $115,132 and $304,864 respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $(4,565) and $15,560 for the three months ended June 30, 2012 and 2011, respectively.  Stock compensation expenses related to non-employee options were $26,794 and $67,303, for the six months ended June 30, 2012 and 2011, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

12.	Stock-Based Compensation (cont’d)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2012 and 2011, and the period from inception (March 19, 2001) to June 30, 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from March 19, 2001 (Inception) to
	2012	2011	2012	2011	June 30, 2012
Statement of operations line item:
General and administrative:
Payroll	$34,848	$132,821	$74,165	$259,023	$2,569,565
Consulting and other professional fees	(727)	11,529	22,495	47,178	809,018
Research and development:
Payroll	20,469	21,797	40,967	45,841	1,013,016
Consulting and other professional fees	(3,838)	4,031	4,299	20,125	1,327,956

Total	$50,752	$170,178	$141,926	$372,167	$5,719,555

Summary of Stock Option Transactions

There were 170,000 stock options granted at an exercise price of $0.38 with a fair value of $47,589 and 75,000 stock options granted at an exercise price of $0.48 with a fair value of $26,835 during the six months ended June 30, 2012.  There were 130,000 stock options granted at an exercise price of $1.84 and a fair value of $180,326, 100,000 stock options granted at an exercise price of $1.25 and a fair value of $91,334, and 20,000 stock options granted at an exercise price of $1.22 and a fair value of $17,915 during the six months ended June 30, 2011.

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

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
	2012	2011
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	99-101%	99-101%
Risk free interest rate	0.69-0.89%	0.18-2.29%
Expected term (in years)	5 years	5 years

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

12.	Stock-Based Compensation (cont’d)

The following table summarizes the employee and non-employee share-based transactions:

	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	7,646,795	$1.05	8,076,795	$1.01
Granted	245,000	0.41	250,000	1.55
Exercised	-	-	(75,000)	0.24
Cancelled	(50,000)	1.59	(89,000)	1.16

Outstanding at June 30	7,841,795	$1.03	8,162,795	$1.03

The following table summarizes information about stock options outstanding as of June 30, 2012 and December 31, 2011.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	7,841,795	$1.03	4.5 years	$47,664

Exercisable at June 30, 2012	7,176,795	$1.03	4.0 years	$47,664

Outstanding at December 31, 2011	7,646,795	$1.05	4.8 years	$83,611

Exercisable at December 31, 2011	6,911,795	$1.02	4.4 years	$83,611

The total intrinsic value of the options exercised was $94,250 for the six months ended June 30, 2011.  There were no options exercised in the three months and six months ended June 30, 2012, or the three months ended June 30, 2011.  The weighted average fair value of the options vested was $0.93 and $0.84 for the six months ended June 30, 2012 and 2011, respectively.

A summary of the Company’s unvested shares as of June 30, 2012 and changes during the six months ended June 30, 2012 is presented below:

	2012
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2012	735,000	$0.92
Granted	245,000	$0.30
Vested	(274,000)	$0.93
Cancelled	(41,000)	$1.15

Unvested at June 30, 2012	665,000	$0.68

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

12.	Stock-Based Compensation (cont’d)

As of June 30, 2012 and December 31, 2011, there was $294,097 and $397,593 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.6 years.

13.	Warrants

As of June 30, 2012, warrants to purchase 8,676,142 shares were outstanding, having exercise prices ranging from $1.00 to $1.90 and expiration dates ranging from August 8, 2013 to September 30, 2016.

	2012		2011
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	8,676,142	$1.53	5,624,583	$1.48
Issued during the period	-	-	3,541,666	$1.50
Exercised during the period	-	-	(333,959)	$(0.95)
Expired during the period	-	-	(156,148)	$(0.82)

Balance, June 30	8,676,142	$1.53	8,676,142	$1.53

At June 30, 2012 and December 31, 2011, the average remaining contractual life of the outstanding warrants was 2.9 and 3.2 years, respectively

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

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is unlikely and therefore estimates the probability of entering into a fundamental transaction to be 5%.  For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	-	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	18,667	89,756	1,306,200
Warrants to placement agent	1,890	8,893	122,257
October 23, 2009 financing:
Warrants to institutional investors	42,132	129,221	1,012,934
Warrants to placement agent	144	714	101,693
June 30, 2010 financing
Warrants to institutional investors	15,200	89,800	1,800,800
Warrants to placement agent	180	2,320	180,080
March 31, 2011 financing:
Warrants to institutional investors	249,667	544,000	2,826,666
Warrants to placement agent	458	4,021	97,667
Total:	$328,338	$868,725	$11,054,427

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Warrants (cont’d)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	June 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	-	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	18,445	18,445	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	200,000	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333	3,333,333
Warrants to placement agent	208,333	208,333	208,333
Total:	8,676,142	8,676,142	15,107,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.95%
Equivalent volatility	-	-	97%
Equivalent risk-free rate	-	-	1.31%
Estimated additional shares to be issued upon dilutive event	-	-	7,479

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Warrants (cont’d)

June 5, 2009 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.32	$0.38	$1.14
Estimated future volatility	100%	98-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.45%	0.38%	0.63-4.31%
Equivalent volatility	67%	80-81%	103-117%
Equivalent risk-free rate	0.18%	0.14%	0.20-1.44%

October 23, 2009 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.32	$0.38	$0.69
Estimated future volatility	100%	98-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.21-0.45%	0.38%	2.63-3.80%
Equivalent volatility	66%	72-81%	98-99%
Equivalent risk-free rate	0.13-0.22%	0.08-0.16%	0.93-1.16%

June 30, 2010 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.32	$0.38	$1.43
Estimated future volatility	100%	86-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.21-0.45%	0.38-0.58%	1.78%
Equivalent volatility	66%	72-79%	98%
Equivalent risk-free rate	0.13-0.19%	0.08-0.14%	0.59%

March 31, 2011 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.32	$0.38	$1.18
Estimated future volatility	100%	87-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.21-1.19%	0.38-1.54%	1.32-3.64%
Equivalent volatility	66-75%	72-90%	79-96%
Equivalent risk-free rate	0.13-0.28%	0.08-0.28%	0.39-1.09%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Warrants (cont’d)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain on fair value of warrants” in the statement of operations:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
December 18, 2007 financing	$-	$-
March 20, 2008 financing	-	-
June 5, 2009 financing:
Series I warrants	-	-
Series II warrants	-	-
Series III warrants	85,711	142,800
Warrants to placement agent	8,668	11,733
October 23, 2009 financing:
Warrants to institutional investors	129,220	64,733
Warrants to placement agent	1,298	1,467
June 30, 2010 financing
Warrants to institutional investors	92,400	232,200
Warrants to placement agent	2,160	57,100
March 31, 2011 financing:
Warrants to institutional investors	478,666	60,666
Warrants to placement agent	4,125	24,146
Total:	$802,248	$594,845

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cumulative from March 19, 2001 (Inception) to June 30, 2012
December 18, 2007 financing	$-	$-	$50,722
March 20, 2008 financing	-	92,704	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	(2,191,175)
Series III warrants	71,089	(48,844)	1,287,533
Warrants to placement agent	7,003	(3,780)	105,987
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	87,089	(177,985)	(78,438)
Warrants to placement agent	570	(111,187)	(136,082)
June 30, 2010 financing
Warrants to institutional investors	74,600	234,200	1,785,600
Warrants to placement agent	2,140	57,300	179,900
March 31, 2011 financing:
Warrants to institutional investors	294,333	60,666	2,576,999
Warrants to placement agent	3,563	24,146	97,209
Total:	$540,387	$127,220	$4,216,492

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

14.	Put feature on Common Stock

The Anti-dilution provision extended in the December 2007 and March 2008 financings is a financial instrument separate and apart from the share. It is a freestanding written put (a put on the Company’s common stock).  As an enterprise value put, the contracts’ value moves inversely with the value of the underlying common stock which, under ASC 480, is not consistent with the general concepts or criterion for equity classified financial instruments. Accordingly, the written put was required to be classified as a liability under ASC 480 and recorded at fair value each reporting period, while the common stock achieved equity classification. Changes in the fair value of the anti-dilution make-whole provision are reported as “unrealized gain on fair value of put feature on common stock.”

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

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	June 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	June 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98 - $1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

14.	Put feature on Common Stock (cont’d)

March 20, 2008 financing:	June 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36 - $2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of June 30, 2012, or no changes in the fair value for the three and six months ended June 30, 2012 and 2011.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Three and Six Months Ended June 30, 2012	Three and Six Months Ended June 30, 2011	Cumulativ from March 19, 2001 (Inception) to June 30, 2012
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	-	167,121
Total:	$-	$-	$2,315,539

15.	Income Taxes

No provision for Federal and State income taxes was required for the three and six months ended June 30, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2012 and December 31, 2011, the Company has unused net operating loss carry-forwards of approximately $58,970,000 and $55,394,000 which expire at various dates through 2032.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2012 and December 31, 2011, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30,	December 31,
	2012	2011

Net Operating Loss Carryforwards	$22,998,300	$21,603,700
Stock Option Expense	1,809,000	1,753,400
Book tax differences on assets and liabilities	376,000	348,600
Valuation Allowance	(25,183,300)	(23,705,700)

Net Deferred Tax Assets	$-	$-

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

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2012, the total estimated cost to be incurred under these agreements was approximately $19,955,856 and the Company had made payments totaling $16,818,005 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements. Each of these agreements was renewed on August 10, 2009 and expires on August 10, 2012.  The agreements result in annual commitments for each key executive of $350,000, $250,000 and $200,000, respectively.  The employment agreements were amended on September 9, 2010 and will expire on September 9, 2013.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of June 30, 2012, the milestone has not occurred.

d)
On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement requires annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended June 30, 2012 and 2011 was $39,219 and $35,078, respectively, and rent paid under the lease for the six months ended June 30, 2012 and 2011 was $78,437 and $70,156, respectively.

Future rental payments over the next five years and thereafter are as follows:

2012	80,398
2013	162,805
2014	82,408
Total	$325,611

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

e)
On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement (the “Second Amendment”) in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117.  Currently, the Company has proceeds remaining of $726,391 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.

f)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated $17,873 and $16,846 for the three months ended June 30, 2012, and 2011, respectively, and $36,337 and $32,974 for the six months ended June 30, 2012 and 2011, respectively.

g)
On June 28, 2010 and June 22, 2011, the Company signed a one year renewal to use lab space commencing on July 1, 2010.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and six months ended June 30, 2012 and 2011 was $13,662 and $27,324, respectively.  On May 30, 2012, the Company extended the agreement for another year with monthly rental payments of $4,554.

h)
On August 31, 2011, the Company entered into an agreement with a consultant for advisory services pertaining to the securing of grants or other funding sources for the Company.  Per the terms of the agreement, the consultant will be compensated in shares of restricted common stock calculated by a formula of the funding received by the Company. As of June 30, 2012, the Company has not received funding or issued stock resulting from this agreement.

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

Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$763,891	$726,391	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$863,891	$826,391	$37,500	$-

Liabilities:
Warrant Liabilities	$328,338	-	-	$328,338

Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$1,431,765	$1,394,265	$37,500	$-
Marketable Securities	1,950,000	1,950,000	-	-
Total Assets:	$3,381,765	3,344,265	$37,500	$-

Liabilities:
Warrant Liabilities	$868,725	-	-	$868,725

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

17.	Fair Value Measurements (cont’d)

As of June 30, 2012 and December 31, 2011, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 16, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities is disclosed in Note 13.

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), note receivable (Level 2), prepaid expenses, and other current assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the six months ended June 30, 2012 and 2011 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

	Warrant Liabilities	Total Level 3 Liabilities
Balance at January 1, 2012	$868,725	$868,725
Additions	-	-
Unrealized gains, net	(540,387)	(540,387)
Unrealized gains on expiration	-	-
Transfers out of level 3	-	-
Balance at June 30, 2012	$328,338	$328,338

	Warrant Liabilities	Total Level 3 Liabilities
Balance at January 1, 2011	$2,966,710	$2,966,710
Additions	2,924,333	2,924,333
Unrealized gains, net	(88,651)	(88,651)
Unrealized gains on expiration	(38,569)	(38,569)
Transfers out of level 3	(243,868)	(243,868)
Balance at June 30, 2011	$5,519,955	$5,519,955

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the six months ended June 30, 2012 and 2011.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which amends the disclosure requirements for fair value instruments.  The new disclosures required include disclosure regarding the sensitivity of the fair value measurement to changes in unobservable inputs, and the interrelationships between those unobservable inputs.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.  The Company adopted this guidance during the first quarter of 2012.

In June 2011, the FASB issued authoritative guidance which for presentation and disclosure of comprehensive income in the financial statements.  Under the new guidance, a Company may no longer present the components of other comprehensive income as part of the statement of changes in the Statement of Stockholder’s Equity, and instead must present the components of comprehensive income either in the Statement of Operations or in a separate statement immediately following the Statement of Operations.  In addition, reclassification adjustments between comprehensive income and net income must be disclosed on the financial statements.  This guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2011.  The Company adopted this guidance during the first quarter of 2012.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2012 and 2011:

Total Revenues

The Company had no revenues for the three and six months ended June 30, 2012 and 2011.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations and general legal activities.

General and administrative expenses decreased $185,023, or 20.0%, to $742,594 for the three months ended June 30, 2012 from $927,617 for the three months ended June 30, 2011.  The decrease is attributed primarily to stock option compensation.  There were a large number of options that fully vested in 2011, which were incurring expenses in 2011 but not in 2012.  In addition, we reduced professional fees and investor relations activities for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  General and administrative expenses decreased $566,024, or 27.8%, to $1,470,766 for the six months ended June 30, 2012 from $2,036,790 for the six months ended June 30, 2011.  The decrease is primarily attributed to reduced stock option compensation, as described above, and legal and professional fees for the restatement of the 2009 financial data incurred in the six months ended June 30, 2011, but was not applicable in the six months ended June 30, 2012.

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

Research and development expenses decreased $4,398,838 or 81.2%, to $1,018,256 for the three months ended June 30, 2012 from $5,417,094 for the three months ended June 30, 2011.  The large decrease in research and development expenses is attributable to the Serdaxin Phase IIb trial, which was being conducted in 2011, but not in 2012.  Research and development expenses decreased $6,073,666 or 74.7%, to $2,060,956 for the six months ended June 30, 2012 from $8,134,622 for the six months ended June 30, 2011.  The significant decrease was primarily attributable to the termination of the Serdaxin Phase IIb clinical trial described above.

Patent Fees

Our patent fees decreased $25,852, or 25.0%, to $77,373 for the three months ended June 30, 2012 from $103,225 for the three months ended June 30, 2011.  The decrease is attributable to reduced patent applications during the three months ended June 30, 2012.  Our patent fees increased $4,223, or 2.4%, to $179,962 for the six months ended June 30, 2012 from $175,739 for the six months ended June 30, 2011.  The increase was primarily due to increased legal costs to respond to inquiries on pending patent applications in the six months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization expenses increased $71, to $10,721 for the three months ended June 30, 2012 from $10,650 for the three months ended June 30, 2011.  Depreciation and amortization expenses decreased $3,335, or 13.5%, to $21,442 for the six months ended June 30, 2012 from $24,777 for the six months ended June 30, 2011.  The decrease is primarily due to assets that became fully depreciated in 2011 and did not incur depreciation in 2012.

Interest Income

Interest income decreased $34,555, or 88.9%, to $4,294 for the three months ended June 30, 2012 from $38,849 for the three months ended June 30, 2011.  Interest income decreased $70,779, or 87.0%, to $10,543 for the six months ended June 30, 2012 from $81,322 for the six months ended June 30, 2011.  The decrease was primarily due to a decrease in interest-bearing investments and lower interest rates on such investments.

Unrealized Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  For the three months ended June 30, 2012 and 2011, respectively, we recorded unrealized gains on the fair value of our warrants of $802,248 and $594,845, respectively.  For the six months ended June 30, 2012 and 2011, we recorded unrealized gains on the fair value of our warrants of $540,387 and $127,220.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external and internal market factors.  In addition, option-based techniques are highly volatile and sensitive to the trading market price of the Company’s common stock and the resulting estimated volatility of the common stock.

Net Loss

As a result of the above, the net loss for the three and six months ended June 30, 2012 was $1,042,402, and $3,182,196 or $0.01 and $0.03 per share, respectively, compared to a net loss of $5,828,852 and $10,265,013, or $0.06 and $0.11 per share, respectively, for the three and six months ended June 30, 2011.

Research and Development Projects

Research and development expenses are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our four clinical stage drug candidates, Archexin, Serdaxin, Zoraxel, and RX-3117, and pre-clinical stage drug candidates, RX-5902, RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs.  Each of our lead drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, Serdaxin and Zoraxel, is uncertain, and because RX-0201-Nano, RX-0047-Nano and Nano-polymer Anticancer Drugs are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, or the findings are not positive, our results of operations and financial condition could be negatively affected and if we are unable to obtain additional financing to fund these projects, we may not be able to continue as a going concern.

Archexin®

Archexin is a 20 nucleotide single stranded DNA anti-sense molecule, which is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In October 2006, we announced the conclusion of the Phase I clinical trial of Archexin, our leading oncology drug candidate.  The Phase I clinical trial of Archexin, which took place at Georgetown University and the University of Alabama, was an open-label, dose-escalation study with 14 day continuous infusion in 17 patients with solid tumors. The Phase I trial was intended primarily to assess the safety and tolerability of Archexin in patients with advanced cancer. The trial results showed that the dose limiting toxicity of Archexin occurring at 315 mg/m2 dose in the form of fatigue. No other serious adverse events such as hematological toxicities were observed in this Phase I study. In the Phase I study stable disease was observed in two out of the 17 patients. Archexin is currently being studied in a Phase II clinical trial for the treatment of pancreatic cancer with enrollment completed in September, 2011, with results anticipated in the third quarter of 2012.  The Archexin Phase IIa trial is a single-arm, open-label study and is being conducted globally in the United States and India. Archexin will be administered in combination with gemcitabine in patients with advanced pancreatic cancer to assess safety and preliminary efficacy, maximum tolerated dose, and overall survival.  We own one issued U.S. patent for Archexin.

The costs incurred for the Phase I clinical trial was approximately $1,500,000.  As of June 30, 2012, we have spent approximately $6,420,000 for the development of Archexin and we estimate that the Phase IIa trials for pancreatic cancer patients will be completed in third quarter of 2012 and will require approximately an additional $200,000 to complete.

We are planning a Phase II clinical trial for Archexin for the treatment of ovarian cancer, expected to begin in the second half of 2012.  As of June 30, 2012, we have not incurred any costs related to the trial.  We estimate the costs of this Phase II trial for Archexin would be approximately $900,000.

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

Through June 30, 2012, the pre-clinical and clinical costs incurred for development of Serdaxin to date have been approximately $9,700,000.  We estimate the Phase IIb trial has approximately $50,000 of remaining costs that will be paid in the third quarter of 2012.

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

Through June 30, 2012, the costs incurred for development of Zoraxel to date have been approximately $1,245,000.  We currently estimate that these Phase IIb studies would require approximately $2,300,000 throughout 2012 and 2013, but we have not allocated additional resources to the development of Zoraxel at this time.

RX-3117

On September 21, 2009, we closed on a stock purchase agreement contemplated with a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), for the development of our novel anti-cancer compound, RX-3117.  RX-3117 is a small molecule, new chemical entity nucleoside compound that has an anti-metabolite mechanism of action, and has therapeutic potential in a broad range of cancers including colon, lung, and pancreatic cancer.  The investment by TEVA is restricted to supporting the research and development program for the development of RX-3117.  We will be eligible to receive royalties on net sales of RX-3117 worldwide.  This compound entered into an exploratory Phase I clinical study during the first quarter of 2012.  The primary objective of the study was to determine oral bioavailability of RX-3117 in humans.  On August 6, 2012, we released the results that the study demonstrated the oral bioavailability of RX-3117 in humans when delivered orally to patients, and there were no adverse events reported in the study. We estimate that the costs of the exploratory Phase I clinical study were approximately $550,000.

Pre-clinical Pipeline

In July, 2012, we submitted an Investigational New Drug Application to the FDA for RX-5902.  RX-5902 may enter Phase I clinical trials during the second half of 2012.  RX-0201-Nano, RX-0047-Nano and RX-21101 are in a pre-clinical stage of development.   Through June 30, 2012, the costs incurred for development of these compounds to date have been approximately $3,170,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

The conduct of the clinical trial and toxicology studies described above are being accomplished in conjunction with third-party clinical research organizations at external locations.  This business practice is typical for the pharmaceutical industry and companies like us.  As a result, the risk of completion or delay of these studies is not within our direct control and a program delay may occur due to circumstances outside our control.  A delay in any of these programs may not necessarily have a direct impact on our daily operations.  However, to the extent that a delay results in additional cost to us, unexpected expenses may result.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3,896,381 for the six months ended June 30, 2012 compared to cash used in operating activities of $7,490,595 for the same period ended June 30, 2011.  The operating cash flows during the six months ended June 30, 2012 reflect our net loss of $3,182,196 and a net decrease in cash components of working capital and non-cash charges totaling $714,185.

Cash provided by investing activities of $2,517,874 for the six months ended June 30, 2012 consisted of a decrease of restricted cash equivalents of $667,874, and $1,850,000 from sales of marketable securities.  Cash used in investing activities was $2,278,162 during the six months ended June 30, 2011.

There were no cash flows from financing activities for the six months ended June 30, 2012.  Cash provided by financing activities of $13,556,234 during the six months ended June 30, 2011 consisted of proceeds of $317,961 from the exercise of stock warrants, $18,000 from the exercise of stock options, $3,926,397 from the issuance of common stock to Teva, net of issuance costs, and $9,293,876 from the issuance of 8,333,333 shares of common stock to institutional investors, net of issuance costs.  The institutional investors were also issued warrants to purchase 3,333,333 shares of common stock.

For the six months ended June 30, 2012, we experienced a net loss of $3,182,196.  Our accumulated deficit as of June 30, 2012 was $60,266,809.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the six months ended June 30, 2012, we had a net decrease in cash and cash equivalents of $1,378,507.  Total cash as of June 30, 2012 was $8,482,981 compared to $9,861,488 as of December 31, 2011.  Total cash, restricted cash, and marketable securities were $9,346,872, which we believe will be sufficient to cover our cash flow requirements through June 30, 2013. Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If we are not able to raise sufficient additional financing, we may not be able to fund the research and development.

CONTRACTUAL OBLIGATIONS

We have contracted with various vendors to provide research and development services.  The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months.  The costs to be incurred are estimated and are subject to revision.  As of June 30, 2012, the total contract value of these agreements was approximately $19,955,856 and we have made payments totaling $16,818,005 under the terms of the agreements as of June 30, 2012.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

On May 21, 2009, the Company entered into a one year agreement to use lab space commencing on July 1, 2009.  The Company agreed to pay monthly payments of $4,554.  The agreement has been renewed annually for one-year terms, most recently commencing on July 1, 2012 with the same payment schedule.

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

On September 21, 2009, we closed on the initial stock purchase transaction contemplated by the securities purchase agreement, dated June 26, 2009, as amended (the “Securities Purchase Agreement”), with Teva, pursuant to which Teva purchased 3,102,837 shares of our common stock for $3.5 million.  Contemporaneous with the execution and delivery of the Securities Purchase Agreement, the parties executed a research and exclusive license option agreement, dated June 26, 2009, (the “License Agreeement”), for the development of the anti-cancer compound, RX-3117.  Pursuant to the terms of the Securities Purchase Agreement, Teva has the option to make an additional investment in Rexahn common stock for the purpose of supporting the research and development program for the anti-cancer compound RX-3117, and we will be eligible to receive additional development, regulatory and sales milestone payments. On January 19, 2011, we entered into a second amendment to the Securities Purchase Agreement (the “Second Amendment”).  The Second Amendment amends the Securities Purchase Agreement to change the aggregate purchase price to be paid by Teva for a second investment in Rexahn common stock, which aggregate amount shall equal the sum of (i) the estimated amount that is required to complete the research and development program for RX-3117 plus (ii) $450,000 for expenses.   Pursuant to the terms of the Second Amendment, Teva purchased 2,334,515 shares of Rexahn Common stock in a private offering for $3.95 million.  In addition, the Second Amendment provided for a possible third investment in Rexahn common stock by Teva in the amount of $750,000, which investment may be made by Teva, in its sole discretion, upon the satisfactory completion by Rexahn of an exploratory Phase I clinical study of the compound RX-3117.

On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease agreement during the six months ended June 30, 2012 was $78,437.

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010 and July 1, 2011, the letter of credit was reduced to $50,000 and $37,500, respectively.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $9,346,872 as of June 30, 2012.  Based on our current plans and our capital resources, we believe that our cash, restricted cash, and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next twelve months which would entail focusing our resources on Phase II clinical trials of Archexin and the further development of our preclinical pipeline. Over the next twelve months, we expect to spend a minimum of approximately $0.8 million on clinical development for Phase II clinical trials of Archexin, and approximately $50,000 will be paid to close out the Serdaxin MDD Phase IIb clinical trial.  These figures include our commitments described earlier under “Contractual Obligations” in Item 2 of Form 10-Q.   We also expect to pay $3.2 million on the development of RX-3117 and our preclinical pipeline, $4.0 million on general corporate expenses, and approximately $220,000 on facilities rent.  We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we may not be able to implement and fund the research and development.

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

For the three and six months ended June 30, 2012, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At June 30, 2012, our cash was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.  At June 30, 2012 we had no debt instruments on our balance sheet.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There were no material changes to the risk factors as previously disclosed under item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 16, 2012.

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

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): i) Condensed Balance Sheet, ii) Condensed Statement of Operations, iii) Condensed Statement of Comprehensive Loss, iv) Condensed Statement of Cash Flows and (v) Notes to the Financial Statements. Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: August 8, 2012		Chang H. Ahn
Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: August 8, 2012		Tae Heum Jeong
Chief Financial Officer and Secretary
(principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated June 30, 2012

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