Form 10-Q
period 2012-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2012-11-08
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,345,656 shares of common stock outstanding as of November 8, 2012.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	1)	Condensed Balance Sheet at September 30, 2012 (unaudited) and December 31, 2011	3

	2)	Condensed Statement of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011 and cumulative from March 19, 2001 (inception) to September 30, 2012	4

	3)	Condensed Statement of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2012 and 2011 and cumulative from March 19, 2001 (inception) to September 30, 2012	5

	4)	Condensed Statement of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011 and cumulative from March 19, 2001 (inception) to September 30, 2012	6

	5)	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		35

Item 3	Quantitative and Qualitative Disclosures About Market Risk		42

Item 4	Controls and Procedures		42

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		43

Item 1A	Risk Factors		43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		43

Item 3	Defaults Upon Senior Securities		43

Item 4	Mine Safety Disclosures		43

Item 5	Other Information		43

Item 6	Exhibits		44

SIGNATURES			45

PART I	Financial Information
Item 1	Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,379,999	$9,861,488
Marketable securities (note 3)	100,000	1,950,000
Prepaid expenses and other current assets (note 4)	218,026	333,171
Note receivable – current portion (note 5)	-	18,682

Total Current Assets	7,698,025	12,163,341

Restricted Cash Equivalents (note 16)	217,173	1,431,765

Equipment, Net (note 6)	62,379	94,542

Total Assets	$7,977,577	$13,689,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 7)	$871,507	$1,185,405

Deferred Research and Development Arrangement (note 8)	768,750	825,000

Other Liabilities (note 9)	75,649	104,388

Warrant Liabilities (note 13)	1,524,270	868,725

Total Liabilities	3,240,176	2,983,518

Commitments and Contingencies (note 16)

Stockholders’ Equity (note 11):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 95,359,861 issued and 95,345,656 outstanding	9,536	9,536
Additional paid-in capital	68,012,154	67,809,617
Accumulated deficit during the development stage	(63,255,879)	(57,084,613)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	4,737,401	10,706,130

Total Liabilities and Stockholders’ Equity	$7,977,577	$13,689,648

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					Cumulative
					from March 19,
					2001
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(Inception) to September 30,
	2012	2011	2012	2011	2012
Revenues:
Research	$-	$-	$-	$-	$-

Expenses:
General and administrative	600,242	774,307	2,071,008	2,811,097	29,418,003
Research and development	1,066,245	2,372,201	3,127,201	10,506,823	35,012,804
Patent fees	122,571	198,424	302,533	374,163	2,403,538
Depreciation and amortization	10,721	10,127	32,163	34,904	672,700

Total Expenses	1,799,779	3,355,059	5,532,905	13,726,987	67,507,045

Loss from Operations	(1,799,779)	3,355,059	(5,532,905)	(13,726,987)	(67,507,045)

Other Income (Expense)
Realized loss on marketable securities	-	-	-	(3,960)	(13,301)
Interest income	6,641	19,592	17,184	100,914	1,438,491
Interest expense	-	-	-	-	(301,147)
Other income	-	-	-	-	56,047
Unrealized (loss)/gain on fair value of warrants	(1,195,932)	1,866,249	(655,545)	1,993,469	3,020,560
Unrealized gain on fair value of put feature on common stock	-	-	-	-	2,315,539
Financing expense	-	-	-	(97,667)	(640,023)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	(1,189,291)	1,885,841	(638,361)	1,992,756	4,251,166
Net Loss Before Provision for Income Taxes	(2,989,070)	(1,469,218)	(6,171,266)	(11,734,231)	(63,255,879)
Provision for income taxes	-	-	-	-	-
Net Loss	$(2,989,070)	$(1,469,218)	$(6,171,266)	$(11,734,231)	(63,255,879)
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.13)

Weighted average number of shares outstanding, basic and diluted	95,345,656	95,240,221	95,345,656	92,276,111

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Comprehensive Loss
(Unaudited)

					Cumulative
					from March 19,
					2001
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(Inception) to September 30,
	2012	2011	2012	2011	2012
Net Loss	$(2,989,070)	$(1,469,218)	$(6,171,266)	$(11,734,231)	$(63,255,879)

Unrealized gain on available-for-sale securities	-	-	-	2,340	-

Total Comprehensive Loss	$(2,989,070)	$(1,469,218)	$(6,171,266)	$(11,731,891)	$(63,255,879)

See the notes accompanying the condensed financial statements.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Cumulative From March 19, 2001 (Inception) to September 30,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(6,171,266)	$(11,734,231)	$(63,255,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	2,129,877
Depreciation and amortization	32,163	34,904	672,700
Stock-based compensation	202,537	513,255	5,780,166
Amortization of deferred research and development contribution	(56,250)	(56,250)	(731,250)
Note receivable	18,682	21,017	-
Realized losses on marketable securities	-	3,960	13,301
Unrealized loss (gain) on fair value of warrants	655,545	(1,993,469)	(3,020,560)
Unrealized gain on fair value of put feature on common stock	-	-	(2,315,539)
Financing expense	-	97,667	640,023
Amortization of deferred lease incentive	(15,000)	(15,000)	(65,000)
Deferred lease expenses	(13,739)	(4,477)	40,649
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	115,145	250,940	(218,026)
Research tax credit receivable	-	145,513	-
Accounts payable and accrued expenses	(313,898)	2,084,560	871,507
Net Cash Used in Operating Activities	(5,546,081)	(10,651,611)	(57,546,899)

Cash Flows from Investing Activities:
Restricted cash equivalents	1,214,592	(2,545,558)	(217,173)
Purchase of equipment	-	(4,411)	(564,995)
Purchase of marketable securities	-	(8,000,000)	(21,123,960)
Proceeds from sales of marketable securities	1,850,000	8,500,000	21,010,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used In) Investing Activities	3,064,592	(2,049,969)	(1,251,685)

Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	13,220,273	55,805,574
Proceeds from exercise of stock options	-	40,040	170,082
Proceeds from exercise of stock warrants	-	317,961	3,581,337
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research contribution	-	-	1,500,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	-	13,578,274	66,178,583

Net (Decrease) Increase in Cash and Cash Equivalents	(2,481,489)	876,694	7,379,999

Cash and Cash Equivalents – beginning of period	9,861,488	12,340,239	-
Cash and Cash Equivalents - end of period	$7,379,999	$13,216,933	$7,379,999

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

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer, central nervous system (“CNS”) disorders, sexual dysfunction and other medical needs.  The Company had an accumulated deficit of $63,255,879 at September 30, 2012 and anticipates incurring losses through the remainder of fiscal 2012 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants exercisable for common stock, units, issuance of long-term debt, and proceeds from reimbursed research and development costs.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, and selecting projects in conjunction with potential financings and milestones.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2012 and December 31, 2011 and the results of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and the results of cash flows for the nine months ended September 30, 2012 and 2011 have been included.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2012. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.

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
September 30, 2012:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2011:
State and municipal obligations	$1,950,000	$-	$1,950,000

Amortized cost and fair value at September 30, 2012 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

3.	Marketable Securities (cont’d)

	Cost	Fair
Maturity	Basis	Value
10 years or more	$100,000	$100,000

During the nine months ended September 30, 2012 and 2011, the Company sold $1,850,000 and $8,500,000, respectively, of securities at par and the total amount that was reclassified from accumulated comprehensive loss into net loss was $0, and $3,960, respectively.

4.	Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2012	2011

Deposits on contracts	$25,666	$163,317
Other assets	192,360	169,854

	$218,026	$333,171

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Other assets include prepaid general and administrative expenses, such as insurance and rent.

5.	Note Receivable

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute.  The Company settled the case with Amarex for $100,000 less a balance owed of $43,953.  The principal sum of the note was $56,047, and is included in other income in the Company’s cumulative statement of operations.  Monthly payments of $2,335 began on September 1, 2010 and continued until August 1, 2012 at which time the balance was paid in full.  The note does not bear interest. As of September 30, 2012, the note had been paid in full.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

6.	Equipment, Net

	September 30,	December 31,
	2012	2011

Furniture and fixtures	$34,200	$34,200
Office equipment	81,074	81,074
Lab and computer equipment	430,261	430,261
Leasehold improvements	119,841	119,841

Total fixed assets	665,376	665,376
Less: Accumulated depreciation	(602,997)	(570,834)

Net carrying amount	$62,379	$94,542

Depreciation expense was $10,721 and $10,127 for the three months ended September 30, 2012 and 2011, respectively, and $32,163, and $34,904 for the nine months ended September 30, 2012 and 2011, respectively.

7.	Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2012	2011

Trade payables	$68,858	$555,613
Accrued expenses	37,704	50,401
Accrued research and development contract costs	639,864	449,775
Payroll liabilities	125,081	129,616

	$871,507	$1,185,405

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

The Company is using 20 years as its basis for recognition and accordingly $18,750 and $56,250 reduced research and development expenses for the three and nine months ended September 30, 2012 and 2011, respectively.  The remaining $768,750 and $825,000 at September 30, 2012 and December 31, 2011, respectively, is reflected as deferred research and development arrangement on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2013.  Under the terms of the agreement, Rexgene does not receive royalties on Company net sales outside of Asia.

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

The following table sets forth the deferred lease incentive:

	September 30,	December 31,
	2012	2011

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(65,000)	(50,000)

Balance	$35,000	$50,000

Deferred Office Lease Expense

The office lease agreement, disclosed above, requires an initial annual base rent with annual increases over the next five years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $40,649 and $54,388 as of September 30, 2012 and December 31, 2011, respectively.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of common shares outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings, and such calculation excludes common shares in treasury.   As of September 30, 2012 and December 31, 2011, there were stock options and warrants to acquire 16,417,937 and 16,322,937 shares of our common stock, respectively, which are the potentially dilutive securities of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to September 30, 2012:

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

aw)
On March 31, 2011, the Company closed on a purchase agreement to issue 8,333,333 shares of common stock at a price of $1.20 per share to five institutional investors for gross proceeds of $10,000,000, which includes $706,124 of cash stock issuance costs.  The investors were also issued warrants to purchase 3,333,333 shares of common stock at a purchase price of $1.50 per share, exercisable on or after six months after the closing date until the five-year anniversary of the initial exercise date. These warrants were recorded as liabilities with a  fair value of $2,826,666. The closing costs included 208,333 warrants valued at $97,667 and were recorded as a financing expense.

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

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At September 30, 2012, 8,578,000 shares of common stock were available for issuance.

Prior to adoption of the Plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company’s results of operations for the three months ended September 30, 2012 and 2011 include share-based employee compensation expense totaling $44,905 and $161,876 respectively.  The Company’s results of operations for the nine months ended September 30, 2012 and 2011 include share-based compensation expense totaling $160,037 and $466,738 respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $15,706 and $(20,787) for the three months ended September 30, 2012 and 2011, respectively.  Stock compensation expenses related to non-employee options were $42,500 and $46,517, for the nine months ended September 30, 2012 and 2011, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

12.	Stock-Based Compensation (cont’d)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2012 and 2011, and the period from inception (March 19, 2001) to September 30, 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from March 19, 2001
	2012	2011	2012	2011	(Inception) to September 30, 2012
Statement of operations line item:
General and administrative:
Payroll	$25,932	$138,170	$100,097	$397,192	$2,595,497
Consulting and other professional fees	10,470	(16,915)	32,965	30,265	819,488
Research and development:
Payroll	18,973	23,706	59,940	69,546	1,031,989
Consulting and other professional fees	5,236	(3,872)	9,535	16,252	1,333,192

Total	$60,611	$141,089	$202,537	$513,255	$5,780,166

Summary of Stock Option Transactions

There were 170,000 stock options granted at an exercise price of $0.38 with a fair value of $47,589 and 75,000 stock options granted at an exercise price of $0.48 with a fair value of $26,835 during the nine months ended September 30, 2012.  There were 130,000 stock options granted at an exercise price of $1.84 and a fair value of $180,326, 100,000 stock options granted at an exercise price of $1.25 and a fair value of $91,334, 20,000 stock options granted at an exercise price of $1.22 and a fair value of $17,915, and 150,000 stock options granted at an exercise price of $1.12 and a fair value of $121,595 during the nine months ended September 30, 2011.

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

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2012	2011
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	99-101%	96-101%
Risk free interest rate	0.62-0.89%	0.11-2.29%
Expected term (in years)	5 years	5 years

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

12.	Stock-Based Compensation(cont’d)

The following table summarizes the employee and non-employee share-based transactions:

	2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	7,646,795	$1.05	8,076,795	$1.01
Granted	245,000	0.41	400,000	1.39
Exercised	-	-	(103,000)	0.39
Cancelled	(150,000)	1.15	(192,000)	1.21

Outstanding at September 30	7,741,795	$1.03	8,181,795	$1.03

The following table summarizes information about stock options outstanding as of September 30, 2012 and December 31, 2011.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2012	7,741,795	$1.03	4.2 years	$191,915

Exercisable at September 30, 2012	7,176,795	$1.04	3.8 years	$167,565

Outstanding at December 31, 2011	7,646,795	$1.05	4.8 years	$83,611

Exercisable at December 31, 2011	6,911,795	$1.02	4.4 years	$83,611

The total intrinsic value of the options exercised was $9,200 and $103,450 for the three and nine months ended September 30, 2011, respectively.  There were no options exercised in the three and nine months ended September 30, 2012.  The weighted average fair value of the options vested was $0.92 and $0.85 for the nine months ended September 30, 2012 and 2011, respectively.

A summary of the Company’s unvested shares as of September 30, 2012 and changes during the nine months ended September 30, 2012 is presented below:

	2012
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2012	735,000	$0.92
Granted	245,000	$0.30
Vested	(304,000)	$0.92
Cancelled	(111,000)	$0.89

Unvested at September 30, 2012	565,000	$0.66

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

12.	Stock-Based Compensation(cont’d)

As of September 30, 2012 and December 31, 2011, there was $218,522 and $397,593 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.3 years and 1.6 years, respectively.

13.	Warrants

As of September 30, 2012, warrants to purchase 8,676,142 shares were outstanding, having exercise prices ranging from $1.00 to $1.90 and expiration dates ranging from August 8, 2013 to September 30, 2016.

	2012		2011
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	8,676,142	$1.53	5,624,583	$1.48
Issued during the period	-	-	3,541,666	$1.50
Exercised during the period	-	-	(333,959)	$(0.95)
Expired during the period	-	-	(156,148)	$(0.82)

Balance, September 30	8,676,142	$1.53	8,676,142	$1.53

At September 30, 2012 and December 31, 2011, the average remaining contractual life of the outstanding warrants was 2.6 and 3.2 years, respectively

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

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	-	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	191,022	89,756	1,306,200
Warrants to placement agent	18,011	8,893	122,257
October 23, 2009 financing:
Warrants to institutional investors	218,643	129,221	1,012,934
Warrants to placement agent	1,730	714	101,693
June 30, 2010 financing
Warrants to institutional investors	202,400	89,800	1,800,800
Warrants to placement agent	7,380	2,320	180,080
March 31, 2011 financing:
Warrants to institutional investors	873,667	544,000	2,826,666
Warrants to placement agent	11,417	4,021	97,667
Total:	$1,524,270	$868,725	$11,054,427

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Warrants(cont’d)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	September 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	-	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	18,445	18,445	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	200,000	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333	3,333,333
Warrants to placement agent	208,333	208,333	208,333
Total:	8,676,142	8,676,142	15,107,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.95%
Equivalent volatility	-	-	97%
Equivalent risk-free rate	-	-	1.31%
Estimated additional shares to be issued upon dilutive event	-	-	7,479

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Warrants (cont’d)

June 5, 2009 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.51	$0.38	$1.14
Estimated future volatility	100%	98-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.29%	0.38%	0.63-4.31%
Equivalent volatility	103-104%	80-81%	103-117%
Equivalent risk-free rate	0.14%	0.14%	0.20-1.44%

October 23, 2009 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.51	$0.38	$0.69
Estimated future volatility	100%	98-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.17%	0.38%	2.63-3.80%
Equivalent volatility	96-106%	72-81%	98-99%
Equivalent risk-free rate	0.11-0.16%	0.08-0.16%	0.93-1.16%

June 30, 2010 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.51	$0.38	$1.43
Estimated future volatility	100%	86-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.17-0.29%	0.38-0.58%	1.78%
Equivalent volatility	102-106%	72-79%	98%
Equivalent risk-free rate	0.11-0.14%	0.08-0.14%	0.59%

March 31, 2011 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$0.51	$0.38	$1.18
Estimated future volatility	71-100%	87-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.17-0.47%	0.38-1.54%	1.32-3.64%
Equivalent volatility	102-106%	72-90%	79-96%
Equivalent risk-free rate	0.11-0.22%	0.08-0.28%	0.39-1.09%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Warrants (cont’d)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
December 18, 2007 financing	$-	$-
March 20, 2008 financing	-	-
June 5, 2009 financing:
Series I warrants	-	-
Series II warrants	-	-
Series III warrants	(172,355)	314,066
Warrants to placement agent	(16,121)	26,799
October 23, 2009 financing:
Warrants to institutional investors	(176,511)	292,712
Warrants to placement agent	(1,586)	3,528
June 30, 2010 financing
Warrants to institutional investors	(187,200)	356,200
Warrants to placement agent	(7,200)	25,340
March 31, 2011 financing:
Warrants to institutional investors	(624,000)	816,000
Warrants to placement agent	(10,959)	31,604
Total:	$(1,195,932)	$1,866,249

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative from March 19, 2001 (Inception) to September 30, 2012
December 18, 2007 financing	$-	$-	$50,722
March 20, 2008 financing	-	92,704	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	(2,191,175)
Series III warrants	(101,266)	265,222	1,115,178
Warrants to placement agent	(9,118)	23,020	89,866
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	(89,422)	114,727	(254,949)
Warrants to placement agent	(1,016)	(107,659)	(137,668)
June 30, 2010 financing
Warrants to institutional investors	(112,600)	590,400	1,598,400
Warrants to placement agent	(5,060)	82,640	172,700
March 31, 2011 financing:
Warrants to institutional investors	(329,667)	876,666	1,952,999
Warrants to placement agent	(7,396)	55,749	86,250
Total:	$(655,545)	$1,993,469	$3,020,560

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

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	September 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	September 30, 2012	December 31, 2011	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

14.	Put feature on Common Stock(cont’d)

March 20, 2008 financing:	September 30, 2012	December 31, 2011	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-$2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of September 30, 2012, or no changes in the fair value for the three and nine months ended September 30, 2012 and 2011.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Three and Nine Months Ended September 30, 2012	Three and Nine Months Ended September 30, 2011	Cumulative from March 19, 2001 (Inception) to September 30, 2012
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	-	167,121
Total:	$-	$-	$2,315,539

15.	Income Taxes

No provision for Federal and State income taxes was required for the three and nine months ended September 30, 2012 and 2011 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2012 and December 31, 2011, the Company has unused net operating loss carry-forwards of approximately $60,700,000 and $55,394,000 which expire at various dates through 2032.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2012 and December 31, 2011, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of
	September 30,	December 31,
	2012	2011

Net Operating Loss Carryforwards	$23,673,000	$21,603,700
Stock Option Expense	1,832,000	1,753,400
Book tax differences on assets and liabilities	374,600	348,600
Valuation Allowance	(25,879,600)	(23,705,700)

Net Deferred Tax Assets	$-	$-

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

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2012, the total estimated cost to be incurred under these agreements was approximately $19,050,433 and the Company had made payments totaling $17,938,504 since inception under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and three of its key executives entered into employment agreements, which were amended on September 9, 2010 and will expire on September 9, 2013.  The agreements result in annual commitments for each key executive of $350,000, $250,000 and $200,000, respectively.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of September 30, 2012, the milestone has not occurred.

d)
On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement requires annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended September 30, 2012 and 2011 was $40,199 and $39,219, respectively, and rent paid under the lease for the nine months ended September 30, 2012 and 2011 was $118,636 and $109,375, respectively.

Future rental payments over the next five years and thereafter are as follows:

2012	40,199
2013	162,805
2014	82,408
Total	$285,412

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

e)
On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement (the “Second Amendment”) in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117.  Currently, the Company has proceeds remaining of $179,673 and has included this amount in restricted cash equivalents.  The Company will be eligible to receive royalties on net sales of RX-3117 worldwide.

f)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated $16,207 and $17,902 for the three months ended September 30, 2012, and 2011, respectively, and $52,545 and $50,876 for the nine months ended September 30, 2012 and 2011, respectively.

g)
On May 30, 2012 and June 22, 2011, the Company signed a one year renewal to use lab space commencing on July 1, 2012 and 2011, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and nine months ended September 30, 2012 and 2011 was $13,662 and $40,986, respectively.

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

Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$217,173	$179,673	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$317,173	$279,673	$37,500	$-

Liabilities:
Warrant Liabilities	$1,524,270	-	-	$1,524,270

Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash equivalents	$1,431,765	$1,394,265	$37,500	$-
Marketable Securities	1,950,000	1,950,000	-	-
Total Assets:	$3,381,765	3,344,265	$37,500	$-

Liabilities:
Warrant Liabilities	$868,725	-	-	$868,725

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

17.	Fair Value Measurements (cont’d)

As of September 30, 2012 and December 31, 2011, the Company’s restricted cash equivalents are comprised of the following:

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

The following table sets forth a reconciliation of changes in the nine months ended September 30, 2012 and 2011 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

	Warrant Liabilities	Total Level 3 Liabilities
Balance at January 1, 2012	$868,725	$868,725
Additions	-	-
Unrealized losses, net	655,545	655,545
Unrealized gains on expiration	-	-
Transfers out of level 3	-	-
Balance at September 30, 2012	$1,524,270	$1,524,270

	Warrant Liabilities	Total Level 3 Liabilities
Balance at January 1, 2011	$2,966,710	$2,966,710
Additions	2,924,333	2,924,333
Unrealized gains, net	(1,954,900)	(1,954,900)
Unrealized gains on expiration	(38,569)	(38,569)
Transfers out of level 3	(243,868)	(243,868)
Balance at September 30, 2011	$3,653,706	$3,653,706

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the nine months ended September 30, 2012 and 2011.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011:

Total Revenues

The Company had no revenues for the three and nine months ended September 30, 2012 and 2011.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel and stock option compensation expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations and general legal activities.

General and administrative expenses decreased $174,065, or 22.5%, to $600,242 for the three months ended September 30, 2012 from $774,307 for the three months ended September 30, 2011.  The decrease is attributed primarily to stock option compensation.  There were a large number of options that fully vested in 2011, which were incurring expenses in 2011 but not in 2012.  In addition, we reduced professional fees and investor relations activities for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  General and administrative expenses decreased $740,089, or 26.3%, to $2,071,008 for the nine months ended September 30, 2012 from $2,811,097 for the nine months ended September 30, 2011.  The decrease is primarily attributed to reduced stock option compensation, as described above, and legal and professional fees for the restatement of the 2009 financial data incurred in the nine months ended September 30, 2011, but was not applicable in the nine months ended September 30, 2012.

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

Research and development expenses decreased $1,305,956 or 55.1%, to $1,066,245 for the three months ended September 30, 2012 from $2,372,201 for the three months ended September 30, 2011.  The large decrease in research and development expenses is attributable to the Serdaxin Phase IIb trial, which was being conducted in 2011, but not in 2012.  Research and development expenses decreased $7,379,622 or 70.2%, to $3,127,201 for the nine months ended September 30, 2012 from $10,506,823 for the nine months ended September 30, 2011.  The significant decrease was primarily attributable to the termination of the Serdaxin Phase IIb clinical trial described above.

Patent Fees

Our patent fees decreased $75,853, or 38.2%, to $122,571 for the three months ended September 30, 2012 from $198,424 for the three months ended September 30, 2011.  Our patent fees decreased $71,630, or 19.1%, to $302,533 for the nine months ended September 30, 2012 from $374,163 for the nine months ended September 30, 2011.  The decrease was primarily due to a reduction in legal costs to respond to fewer inquiries on pending patent applications in the three and nine months ended September 30, 2012.

Depreciation and Amortization

Depreciation and amortization expenses increased $594 or 5.9%, to $10,721 for the three months ended September 30, 2012 from $10,127 for the three months ended September 30, 2011.  The increase is primarily due to a leasehold improvement that was placed in service during the fourth quarter of 2011 that incurred depreciation for the three months ended September 30, 2012, but not September 30, 2011.  Depreciation and amortization expenses decreased $2,741, or 7.9%, to $32,163 for the nine months ended September 30, 2012 from $34,904 for the nine months ended September 30, 2011.  The decrease is primarily due to assets that became fully depreciated in the nine months ended September 30, 2011 and did not incur depreciation in 2012.

Interest Income

Interest income decreased $12,951, or 66.1%, to $6,641 for the three months ended September 30, 2012 from $19,592 for the three months ended September 30, 2011.  Interest income decreased $83,730, or 83.0%, to $17,184 for the nine months ended September 30, 2012 from $100,914 for the nine months ended September 30, 2011.  The decrease was primarily due to a decrease in interest-bearing investments and lower interest rates on such investments.

Unrealized (Loss)/Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  For the three months ended September 30, 2012 and 2011, respectively, we recorded unrealized (losses)/gains on the fair value of our warrants of ($1,195,932) and $1,866,249, respectively.  For the nine months ended September 30, 2012 and 2011, we recorded unrealized (losses)/gains on the fair value of our warrants of ($655,545) and $1,993,469.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external and internal market factors.  In addition, option-based techniques are highly volatile and sensitive to the trading market price of the Company’s common stock and the resulting estimated volatility of the common stock.

Net Loss

As a result of the above, the net loss for the three and nine months ended September 30, 2012 was $2,989,070, and $6,171,266 or $0.03 and $0.06 per share, respectively, compared to a net loss of $1,469,218 and $11,734,231, or $0.02 and $0.13 per share, respectively, for the three and nine months ended September 30, 2011.

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

Archexin®

Archexin is a 20 nucleotide single stranded DNA anti-sense molecule, which is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the U.S. Food and Drug Administration, or FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In August, 2012, we announced top line results of our Phase IIa clinical trial.  The open label 2-stage study was designed to assess the safety and efficacy of Archexin in combination with gemcitabine.  Stage 1 was the dose finding portion and Stage 2 was the dose expansion portion using the dose identified in Stage 1 to be administered with gemcitabine.  The study enrolled 31 subjects aged 18-65 with metastatic pancreatic cancer at nine centers in the United States and India.  The primary endpoint was overall survival following four cycles of therapy with a six month follow-up.  For those evaluable patients, the study demonstrated that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival data of 5.65 months for standard single agent gemcitabine therapy.   The most frequent reported adverse events were constipation, nausea, abdominal pain and pyrexia, regardless of relatedness.  Rexahn is evaluating options for advancing Archexin, including entering into a Phase IIb trial beginning in the first quarter of 2013.  We own one issued U.S. patent for Archexin.

The costs incurred for the Phase I clinical trial was approximately $1,500,000.  As of September 30, 2012, we have spent approximately $6,420,000 for the development of Archexin.  The trial was completed in the third quarter of 2012, and we estimate that we have approximately an additional $120,000 of costs yet to be billed by vendors for this trial.

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

RX-5902

RX-5902 is a first-in-class small molecule that inhibits the phosphorylated p68 RNA helicase, a protein that plays a key role in cancer growth, progression, and metastasis.  In July, 2012, we submitted an Investigational New Drug Application to the FDA for RX-5902.  RX-5902 may enter Phase I clinical trials during the first half of 2013.  We estimate the costs of the Phase I clinical study to be approximately $1,100,000.

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

Through September 30, 2012, the pre-clinical and clinical costs incurred for development of Serdaxin to date have been approximately $9,750,000.  We do not anticipate additional costs for the Phase IIb trial.

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

Through September 30, 2012, the costs incurred for development of Zoraxel to date have been approximately $1,245,000.  We currently estimate that these Phase IIb studies would require approximately $2,300,000 throughout the remainder of 2012 and 2013, but we have not allocated additional resources to the development of Zoraxel at this time.

Pre-clinical Pipeline

RX-0201-Nano, RX-0047-Nano and RX-21101 are all in a pre-clinical stage of development.   Through September 30, 2012, the costs incurred for development of these compounds to date have been approximately $3,170,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $5,546,081 for the nine months ended September 30, 2012 compared to cash used in operating activities of $10,651,611 for the same period ended September 30, 2011.  The operating cash flows during the nine months ended September 30, 2012 reflect our net loss of $6,171,266 and a net increase in cash components of working capital and non-cash charges totaling $625,185.

Cash provided by investing activities of $3,064,592 for the nine months ended September 30, 2012 consisted of a decrease of restricted cash equivalents of $1,214,592, and $1,850,000 from sales of marketable securities.  Cash used in investing activities was $2,049,969 during the nine months ended September 30, 2011.

There were no cash flows from financing activities for the nine months ended September 30, 2012.  Cash provided by financing activities of $13,578,274 during the nine months ended September 30, 2011 consisted of proceeds of $317,961 from the exercise of stock warrants, $40,040 from the exercise of stock options, $3,926,397 from the issuance of common stock to Teva, net of issuance costs, and $9,293,876 from the issuance of 8,333,333 shares of common stock to institutional investors, net of issuance costs.  The institutional investors were also issued warrants to purchase 3,333,333 shares of common stock.

For the nine months ended September 30, 2012, we experienced a net loss of $6,171,266.  Our accumulated deficit as of September 30, 2012 was $63,255,879.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the nine months ended September 30, 2012, we had a net decrease in cash and cash equivalents of $2,481,489.  Total cash as of September 30, 2012 was $7,379,999 compared to $9,861,488 as of December 31, 2011.  Total cash, restricted cash, and marketable securities were $7,697,172, which we believe will be sufficient to cover our cash flow requirements through September 30, 2013. Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If we are not able to raise sufficient additional financing, we may not be able to fund the research and development.

CONTRACTUAL OBLIGATIONS

We have contracted with various vendors to provide research and development services.  The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months.  The costs to be incurred are estimated and are subject to revision.  As of September 30, 2012, the total contract value of these agreements was approximately $19,050,433 and we have made payments totaling $17,938,504 under the terms of the agreements as of September 30, 2012.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

On September 21, 2009, we closed on the initial stock purchase transaction contemplated by the securities purchase agreement, dated June 26, 2009, as amended (the “Securities Purchase Agreement”), with Teva, pursuant to which Teva purchased 3,102,837 shares of our common stock for $3.5 million.  Contemporaneous with the execution and delivery of the Securities Purchase Agreement, the parties executed a research and exclusive license option agreement, dated June 26, 2009, (the “License Agreement”), for the development of the anti-cancer compound, RX-3117.  Pursuant to the terms of the Securities Purchase Agreement, Teva has the option to make an additional investment in Rexahn common stock for the purpose of supporting the research and development program for the anti-cancer compound RX-3117, and we will be eligible to receive additional development, regulatory and sales milestone payments. On January 19, 2011, we entered into a second amendment to the Securities Purchase Agreement (the “Second Amendment”).  The Second Amendment amends the Securities Purchase Agreement to change the aggregate purchase price to be paid by Teva for a second investment in Rexahn common stock, which aggregate amount shall equal the sum of (i) the estimated amount that is required to complete the research and development program for RX-3117 plus (ii) $450,000 for expenses.   Pursuant to the terms of the Second Amendment, Teva purchased 2,334,515 shares of Rexahn Common stock in a private offering for $3.95 million.  In addition, the Second Amendment provided for a possible third investment in Rexahn common stock by Teva in the amount of $750,000, which investment may be made by Teva, in its sole discretion, upon the satisfactory completion by Rexahn of an exploratory Phase I clinical study of the compound RX-3117.

On June 29, 2009, the Company signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  Rent paid under the Company’s lease agreement during the nine months ended September 30, 2012 was $118,636.

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  The Company has restricted cash equivalents of the same amount for the letter of credit.  On August 2, 2010 and July 1, 2011, the letter of credit was reduced to $50,000 and $37,500, respectively.

CURRENT AND FUTURE FINANCING NEEDS

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $7,697,172 as of September 30, 2012.  Based on our current plans and our capital resources, we believe that our cash, restricted cash, and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next twelve months which would entail focusing our resources on Phase II clinical trials of Archexin and the further development of our preclinical pipeline. Over the next twelve months, we expect to spend a minimum of approximately $2.0 million on clinical development for Phase II clinical trials of Archexin.  These figures include our commitments described earlier under “Contractual Obligations” in Item 2 of Form 10-Q.   We also expect to pay $1.5 million on the development of RX-3117, RX-5902 and our preclinical pipeline, $3.8 million on general corporate expenses, and approximately $220,000 on facilities rent.  We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, Phase II clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we may not be able to implement and fund the research and development.

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

For the three and nine months ended September 30, 2012, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At September 30, 2012, our cash was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.  At September 30, 2012 we had no debt instruments on our balance sheet.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K") for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or future results. Except for the risks identified below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2011 Form 10-K.

We currently anticipate that our cash available will be sufficient to meet our minimum planned operating needs until September 30, 2013.  If we are unable to raise additional funds, we may not be able to continue operations far beyond that date.

As of September 30, 2012, our total cash, including restricted cash and marketable securities was approximately $7.7 million, and we anticipate that our minimum operating needs for the next twelve months are approximately $7.5 million.  If we are unable to raise additional funds in the next twelve months, we will not have the cash resources to continue our operations far beyond September 30, 2013.

If we are unable to raise equity, or if our stock price does not increase, we may not be in compliance with the continued listing standards of the NYSE AMEX, and we may be unable to maintain our listing.

Our stock is currently listed on the NYSE AMEX under the trading symbol, “RNN”.  There are requirements for continued listing which are derived from our financial data.  If our equity or stock price falls below certain targets, we may not meet the requirements for continued listing, and may be asked to submit an operating plan that would achieve compliance with the continued listing standards.  If the plan is deemed unsatisfactory by NYSE, our stock may be removed from the NYSE AMEX.

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Chang H. Ahn
Date: November 8, 2012		Chang H. Ahn
Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: November 8, 2012		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 30, 2012

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