Form 10-Q
period 2013-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2013-05-09
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,428,989 shares of common stock outstanding as of May 9, 2013.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements		3

	1)	Condensed Balance Sheet at March 31, 2013 (unaudited) and December 31, 2012	3

	2)	Condensed Statement of Operations (unaudited) for the three months ended March 31, 2013 and 2012 and cumulative from March 19, 2001 (inception) to March 31, 2013	4

	3)	Condensed Statement of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012 and cumulative from March 19, 2001 (inception) to March 31, 2013	5

	5)	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		38

Item 3	Quantitative and Qualitative Disclosures About Market Risk		46

Item 4	Controls and Procedures		46

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		47

Item 1A	Risk Factors		47

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		47

Item 3	Defaults Upon Senior Securities		47

Item 4	Mine Safety Disclosures		47

Item 5	Other Information		47

Item 6	Exhibits		48

SIGNATURES			49

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,069,028	$13,486,543
Marketable securities (note 3)	100,000	100,000
Prepaid expenses and other current assets (note 4)	183,320	188,808
Total Current Assets	12,352,348	13,775,351
Restricted Cash Equivalents (note 16)	957,180	1,091,801
Equipment, Net (note 6)	43,449	52,156
Total Assets	$13,352,977	$14,919,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 7)	$976,166	$851,837

Deferred Research and Development Arrangements (note 8)	1,472,629	1,626,000

Other Liabilities (note 9)	55,184	65,417

Warrant Liabilities (note 13)	2,473,163	2,842,065

Total Liabilities	4,977,142	5,385,319
Commitments and Contingencies (note 16)
Stockholders’ Equity (note 11):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 119,443,194 issued and 119,428,989 outstanding	11,944	11,944
Additional paid-in capital	73,233,689	72,861,738
Accumulated deficit during the development stage	(64,841,388)	(63,311,283)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	8,375,835	9,533,989

Total Liabilities and Stockholders’ Equity	$13,352,977	$14,919,308

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

			Cumulative
			from March 19,
			2001
	For the Three Months Ended March 31,		(Inception) to March 31,
	2013	2012	2013
Revenues:
Research	$-	$-	$-

Expenses:
General and administrative	1,210,752	728,172	31,270,896
Research and development	552,466	1,042,700	35,830,965
Patent fees	136,491	102,589	2,668,595
Depreciation and amortization	9,316	10,721	692,239

Total Expenses	1,909,025	1,884,182	70,462,695

Loss from Operations	(1,909,025)	(1,884,182)	(70,462,695)

Other Income (Expense)
Realized loss on marketable securities .	-	-	(13,301)
Interest income	10,018	6,249	1,452,417
Interest expense	-	-	(301,147)
Other income	-	-	56,047
Unrealized gain (loss) on fair value of warrants	368,902	(261,861)	4,708,883
Unrealized gain on fair value of put feature on common stock	-	-	2,315,539
Financing expense	-	-	(972,131)
Beneficial conversion feature	-	-	(1,625,000)
Total Other Income (Expense)	378,920	(255,612)	5,621,307

Net Loss Before Provision for Income Taxes	(1,530,105)	(2,139,794)	(64,841,388)
Provision for income taxes	-	-	-
Net Loss	$(1,530,105)	$(2,139,794)	$(64,841,388)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	119,428,989	95,345,656

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(1,530,105)	$(2,139,794)	$(64,841,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	-	-	2,129,877
Depreciation and amortization	9,316	10,721	692,239
Stock-based compensation	371,951	91,174	6,180,567
Amortization of deferred research and development arrangements	(153,371)	(18,750)	(953,371)
Note receivable (Note 5)	-	7,006	-
Realized losses on marketable securities	-	-	13,301
Unrealized (gain)/loss on fair value of warrants	(368,902)	261,861	(4,708,883)
Unrealized gain on fair value of put feature on common stock	-	-	(2,315,539)
Financing expense	-	-	972,131
Amortization of deferred lease incentive	(5,000)	(5,000)	(75,000)
Deferred lease expenses	(5,233)	(4,253)	30,184
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	5,488	45,919	(183,320)
Accounts payable and accrued expenses	124,329	(165,394)	976,166
Net Cash Used in Operating Activities	(1,551,527)	(1,916,510)	(60,171,904)
Cash Flows from Investing Activities:
Restricted cash equivalents	134,621	156,134	(957,180)
Purchase of equipment	(609)	-	(565,604)
Purchase of marketable securities	-	-	(21,123,960)
Proceeds from sales of marketable securities	-	-	21,010,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used In) Investing Activities	134,012	156,134	(1,992,301)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	-	62,934,224
Proceeds from exercise of stock options	-	-	170,082
Proceeds from exercise of stock warrants	-	-	3,581,337
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research and development arrangements	-	-	2,426,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	-	-	74,233,233
Net (Decrease) Increase in Cash and Cash Equivalents	(1,417,515)	(1,760,376)	12,069,028
Cash and Cash Equivalents – beginning of period	13,486,543	9,861,488	-
Cash and Cash Equivalents - end of period	$12,069,028	$8,101,112	$12,069,028

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows (continued)
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$-	$-	$13,691,643
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$-	$-	$6,180,660
Leasehold improvement incentive	$-	$-	$100,000
Settlement of lawsuit	$-	$-	$43,953

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $64,841,388 at March 31, 2013 and anticipates incurring losses through the remainder of fiscal 2013 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants exercisable for common stock, issuance of long-term debt, and proceeds from reimbursed research and development costs.  The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to cover its cash flow requirements into 2014.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficient management of its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2013 and December 31, 2012 and the results of operations, and cash flows for the three months ended March 31, 2013 and 2012 have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2013. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements for the year ended December 31, 2012 included in the 2012 Form 10-K.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncement Affecting the Company

Comprehensive Income

In February, 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting reclassifications from comprehensive income to net income.  The new amendments require that a company must present the effects on line items of net income of significant amounts reclassified out of accumulated other comprehensive income, and additional referencing and disclosure regarding these items.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2012.  The Company adopted this guidance during the quarter ended March 31, 2013.  There was no material impact on the Company’s financial statements due to the adoption of this guidance.

3.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

	Cost	Gross Unrealized	Fair
Securities available-for-sale	Basis	Gains/(Losses)	Value
March 31, 2013:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2012:
State and municipal obligations	$100,000	$-	$100,000

Amortized cost and fair value at March 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

	Cost	Fair
Maturity	Basis	Value
10 years or more	$100,000	$100,000

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2013	2012
Deposits on contracts	$13,142	$12,818
Other assets	170,178	175,990

	$183,320	$188,808

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Other assets include prepaid general and administrative expenses, such as insurance and rent.

5.	Note Receivable

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute.  The Company settled the case with Amarex for $100,000 less a balance owed of $43,953.  The principal sum of the note was $56,047, and is included in other income in the Company’s cumulative statement of operations.  Monthly payments of $2,335 began on September 1, 2010 and continued until August 1, 2012 at which time the balance was paid in full.  The note did not bear interest.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

6.	Equipment, Net

	March 31,	December 31,
	2013	2012

Furniture and fixtures	$34,200	$34,200
Office equipment	81,683	81,074
Lab and computer equipment	430,261	430,261
Leasehold improvements	119,841	119,841

Total fixed assets	665,985	665,376
Less: Accumulated depreciation	(622,536)	(613,220)

Net carrying amount	$43,449	$52,156

Depreciation expense was $9,316 and $10,721 for the three months ended March 31, 2013 and 2012, respectively.

7.	Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2013	2012

Trade payables	$345,281	$250,682
Accrued expenses	79,358	76,289
Accrued research and development contract costs	409,518	452,577
Payroll liabilities	142,009	72,289

	$976,166	$851,837

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

The Company is using 20 years as its basis for recognition and accordingly $18,750 reduced research and development expenses for the three months ended March 31, 2013 and 2012, respectively.  The remaining $731,250 and $750,000 at March 31, 2013 and December 31, 2012, respectively, is reflected as in deferred research and development arrangements on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2014.  Under the terms of the agreement, Rexgene does not receive royalties on Company net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement in which Teva purchased 2,334,515 shares of the common stock of the company for gross proceeds of $3.95 million.  On November 27, 2012, the Company and Teva entered into a second amendment to the RELO agreement, in which Teva has provided the Company with an additional $926,000 of research funding for the development of RX-3117, which was recorded as restricted cash on the Company’s balance sheet.  The contribution from the second amendment was recorded in deferred research and development arrangements on the balance sheet, and costs incurred for the development of RX-3117 are paid from restricted cash, and reduce the deferred research and development arrangement and therefore, are not an expense in the Company’s statement of operations.  As of March 31, 2013 and December 31, 2012, the Company had proceeds remaining of $741,379, and $876,000, respectively, which is included in deferred research and development arrangements on the balance sheet.  During the quarter ended March 31, 2013, $134,621 was reduced from the deferred research and development arrangement for costs incurred for the development of RX-3117.

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

The following table sets forth the deferred lease incentive:

	March 31,	December 31,
	2013	2012

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(75,000)	(70,000)

Balance	$25,000	$30,000

Deferred Office Lease Expense

The office lease agreement, disclosed above, requires an initial annual base rent with annual increases over the next five years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $30,184 and $35,417 as of March 31, 2013 and December 31 2012, respectively.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of common shares outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings, and such calculation excludes common shares in treasury.   As of March 31, 2013 and December 31, 2012, there were stock options and warrants to acquire 31,147,937 and 29,397,937 shares of our common stock, respectively, which are the potentially dilutive securities of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to March 31, 2013:

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

af)
On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for net proceeds of $3,371,340, which includes $128,659 of stock issuance costs

ag)
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

On August 5, 2003, the Company established a stock option plan (the “Plan”).  Under the Plan, the Company grants stock options to key employees, directors and consultants of the Company.  For all grants prior to September 12, 2005 and the majority of grants to employees of the Company after September 12, 2005, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary and the remaining 40% on the third anniversary.  Options expire between five and ten years from the date of grant.

For grants to non-employee consultants of the Company after September 12, 2005, the vesting period is between one to three years, subject to the fulfillment of certain conditions in the individual stock option grant agreements, or 100% upon the occurrence of certain events specified in the individual stock option grant agreements.  Options authorized for issuance under the Plan total 17,000,000 after giving effect to an amendment to the Plan approved at the Annual Meeting of the Stockholders of the Company on June 2, 2006.  At March 31, 2013, 6,828,000 shares of common stock were available for issuance.

Prior to adoption of the Plan, the Company made restricted stock grants.  During 2003 all existing restricted stock grants were converted to stock options.  The converted options maintained the same full vesting period as the original restricted stock grants.

Accounting for Employee Awards

The Company’s results of operations for the three months ended March 31, 2013 and 2012 include share-based employee compensation expense totaling $366,111 and $59,815 respectively.   Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $5,840 and $31,359 for the three months ended March 31, 2013 and 2012, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three months ended March 31, 2013 and 2012, and the period from inception (March 19, 2001) to March 31, 2013 is as follows:

			Cumulative from
	Three Months Ended March 31,		March 19, 2001 (Inception) to
	2013	2012	March 31, 2013
Statement of operations line item:
General and administrative:
Payroll	$350,379	$39,317	$2,971,808
Consulting and other professional fees	3,893	23,222	814,348
Research and development:
Payroll	15,732	20,498	1,063,789
Consulting and other professional fees	1,947	8,137	1,330,622

Total	$371,951	$91,174	$6,180,567

Summary of Stock Option Transactions

There were 1,200,000 stock options granted at an exercise price of $0.37 with a fair value of $320,465 and 550,000 stock options granted at an exercise price of $0.31 with a fair value of $122,497 during the three months ended March 31, 2013.  The 1,200,000 options granted at an exercise price of $0.37 were awarded to our new Chief Executive Officer, who joined the Company in February 2013.  Per that employment agreement, these options vested immediately, and therefore, the entire fair value of those options were expensed upon grant. There were 75,000 stock options granted at an exercise price of $0.48 and a fair value of $26,835 during the three months ended March 31, 2012.

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

The assumptions made in calculating the fair values of options are as follows:

	Three Ended March 31,
	2013	2012
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	95-96%	101%
Risk free interest rate	0.75-0.85%	0.89%
Expected term (in years)	5 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	7,741,795	$1.03	7,646,795	$1.05
Granted	1,750,000	0.35	75,000	0.48
Exercised	-	-	-	-
Cancelled	-	-	(41,000)	1.54

Outstanding at March 31	9,491,795	$0.90	7,680,795	$1.04

The following table summarizes information about stock options outstanding as of March 31, 2013 and December 31, 2012.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at
March 31, 2013	9,491,795	$0.90	4.8 years	$41,706

Exercisable at
March 31, 2013	8,569,295	$0.95	4.3 years	$41,706

Outstanding at
December 31, 2012	7,741,795	$1.03	3.9 years	$41,706

Exercisable at
December 31, 2012	7,176,795	$1.04	3.5 years	$41,706

There were no options exercised during the three months ended March 31, 2013 and 2012.  The weighted average fair value of the options vested was $0.35 and $0.95 for the three months ended March 31, 2013 and 2012, respectively.

A summary of the Company’s unvested shares as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below:

	2013
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2013	565,000	$0.66
Granted	1,750,000	$0.25
Vested	(1,392,500)	$0.35
Cancelled	-	$-

Unvested at March 31, 2013	922,500	$0.36

As of March 31, 2013 and December 31, 2012, there was $248,350 and $172,532 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.1 years and 1.0 years, respectively.

13.	Warrants

As of March 31, 2013, warrants to purchase 21,656,142 shares were outstanding, having exercise prices ranging from $0.41 to $1.90 and expiration dates ranging from August 8, 2013 to December 4, 2017.

	2013		2012
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	21,656,142	$0.89	8,676,142	$1.53
Issued during the period	-	-	-	$-
Exercised during the period	-	-	-	$-
Expired during the period	-	-	-	$-

Balance, March 31	21,656,142	$0.89	8,676,142	$1.53

At March 31, 2013 and December 31, 2012, the average remaining contractual life of the outstanding warrants was 3.6 and 3.8 years, respectively.

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

The warrants issued in December 2007 and March 2008 were not only subject to traditional anti-dilution protection, such as stock splits and dividends, but they were also subject to down-round anti-dilution protection. Accordingly, if the Company sold common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants will adjust to that lower amount.  The Lattice model used to value the warrants with down-round anti-dilution protection provides for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants. Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provided for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Binomial Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The significant unobservable inputs used in the fair value measurement of the warrants include management’s estimate of the probability that a fundamental transaction may occur in the future.  Significant increases (decreases) in the probability of occurrence would result in a significantly higher (lower) fair value measurement.

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	March 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	-	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	5,289	35,311	1,306,200
Warrants to placement agent	634	3,489	122,257
October 23, 2009 financing:
Warrants to institutional investors	32,059	73,454	1,012,934
Warrants to placement agent	-	41	101,693
June 30, 2010 financing
Warrants to institutional investors	3,400	12,200	1,800,800
Warrants to placement agent	-	20	180,080
March 31, 2011 financing:
Warrants to institutional investors	209,667	306,333	2,826,666
Warrants to placement agent	-	83	97,667
December 4, 2012 financing:
Warrants to institutional investors	2,096,930	2,263,910	2,474,120
Warrants to placement agent	125,184	147,224	163,096
Total:	$2,473,163	$2,842,065	$13,691,643

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	March 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	-	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	18,445	18,445	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	200,000	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333	3,333,333
Warrants to placement agent	208,333	208,333	208,333
December 4, 2012 financing:
Warrants to institutional investors	12,100,000	12,100,000	12,100,000
Warrants to placement agent	880,000	880,000	880,000
Total:	21,656,142	21,656,142	28,087,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.95%
Equivalent volatility	-	-	97%
Equivalent risk-free rate	-	-	1.31%
Estimated additional shares to be issued upon dilutive event	-	-	7,479

June 5, 2009 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.31	$0.31	$1.14
Estimated future volatility	100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.14%	0.16%	0.63-4.31%
Equivalent volatility	70%	92%	103-117%
Equivalent risk-free rate	0.10%	0.11%	0.20-1.44%

October 23, 2009 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.31	$0.31	$0.69
Estimated future volatility	100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.14-0.36%	0.16-0.34%	2.63-3.80%
Equivalent volatility	44-76%	74-93%	98-99%
Equivalent risk-free rate	0.06-0.11%	0.06-0.13%	0.93-1.16%

June 30, 2010 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.31	$0.31	$1.43
Estimated future volatility	100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.14%	0.16-0.34%	1.78%
Equivalent volatility	44-69%	74-75%	98%
Equivalent risk-free rate	0.06-0.10%	0.06%	0.59%

March 31, 2011 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.31	$0.31	$1.18
Estimated future volatility	87-100%	93-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.14-0.58%	0.16-0.58%	1.32-3.64%
Equivalent volatility	44-79%	74-89%	79-96%
Equivalent risk-free rate	0.06-0.21%	0.06-0.23%	0.39-1.09%

December 4, 2012 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.31	$0.31	$0.30-0.33
Estimated future volatility	88-100%	85-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.58-1.39%	0.58-1.26%	0.52-1.065%
Equivalent volatility	79-84%	88%	88-90%
Equivalent risk-free rate	0.20-0.29%	0.21-0.32%	0.22-0.31%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cumulative from March 19, 2001 (Inception) to March 31, 2013
December 18, 2007 financing	$-	$-	$50,722
March 20, 2008 financing	-	-	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	(2,191,175)
Series III warrants	30,022	(14,622)	1,300,911
Warrants to placement agent	2,855	(1,665)	107,243
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	41,395	(42,131)	(68,365)
Warrants to placement agent	41	(728)	(135,938)
June 30, 2010 financing
Warrants to institutional investors	8,800	(17,800)	1,797,400
Warrants to placement agent	20	(20)	180,080
March 31, 2011 financing:
Warrants to institutional investors	96,666	(184,333)	2,616,999
Warrants to placement agent	83	(562)	97,667
December 4, 2012 financing:
Warrants to institutional investors	166,980	-	377,190
Warrants to placement agent	22,040	-	37,912
Total:	$368,902	$(261,861)	$4,708,883

14.	Put feature on Common Stock

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

The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:
Fair Values:	March 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	March 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

March 20, 2008 financing:	March 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of March 31, 2013, or no changes in the fair value for the three months ended March 31, 2013 and 2012.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cumulative from March 19, 2001 (Inception) to March 31, 2013
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	-	167,121
Total:	$-	$-	$2,315,539

15.	Income Taxes

No provision for Federal and State income taxes was required for the three months ended March 31, 2013 and 2012 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2013 and December 31, 2012, the Company has unused net operating loss carry-forwards of approximately $63,280,000 and $61,780,000 which expire at various dates through 2033.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2013 and December 31, 2012, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31, 2013	December 31, 2012

Net Operating Loss Carryforwards	$24,679,200	24,094,200
Stock Option Expense	1,988,000	1,843,000
Book tax differences on assets and liabilities	344,700	352,500
Valuation Allowance	(27,011,900)	(26,289,700)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. Federal and Maryland state jurisdictions.  Tax years for fiscal 2009 through 2013 are open and potentially subject to examination by the Federal and Maryland state taxing authorities.

16.	Commitments and Contingencies

a)
The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2013, the total estimated cost to be incurred under these agreements was approximately $20,042,152 and the Company had made payments totaling $18,018,563 since inception under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and four of its key executives currently have outstanding employment agreements, including two agreements that were entered into during the quarter ending March 31, 2013.  The agreements result in annual commitments for each key executive of $350,000, $285,000, $250,000, and $200,000.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of March 31, 2013, the milestone has not occurred.

d)
On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement requires annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended March 31, 2013 and 2012 was $40,199 and $39,219, respectively.

Future rental payments over the next five years and thereafter are as follows:

2013	$122,607
2014	82,408
Total	$205,015

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

The table below summarizes the investments made under the securities purchase agreement and RELO:

Date of Investment	Investment Amount	Shares Issued	Proceeds Remaining in Restricted Cash as of 3/31/13	Deferred Research and Development Arrangement Balance at 3/31/13
9/21/2009	$3,500,000	3,102,837	$-	$-
1/19/2011	3,950,000	2,334,515	178,301	-
12/7/2012	750,000	2,083,333	-	-
12/27/2012	926,000	-	741,379	741,379
Total	$9,126,000	7,520,685	$919,680	$741,379

f)
The Company has a 401(k) plan established for its employees.  The Company elected to match 100% of the first 3% of the employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated $17,716 and $18,465 for the three months ended March 31, 2013, and 2012, respectively.

g)
On May 30, 2012 and June 22, 2011, the Company signed a one year renewal to use lab space commencing on July 1, 2012 and 2011, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three months ended March 31, 2013 and 2012 was $13,662.

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

	Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$957,180	$919,680	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$1,057,180	$1,019,680	$37,500	$-

Liabilities:
Warrant Liabilities	$2,473,163	-	-	$2,473,163

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$1,091,801	$1,054,301	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$1,191,801	$1,154,301	$37,500	$-

Liabilities:
Warrant Liabilities	$2,842,065	-	-	$2,842,065

As of March 31, 2013 and December 31, 2012, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 16, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds which are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities is disclosed in Note 13.

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses, and other current assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the three months ended March 31, 2013 and 2012 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2013	$2,842,065
Additions	-
Unrealized gains, net	(368,902)
Unrealized gains on expiration	-
Transfers out of level 3	-
Balance at March 31, 2013	$2,473,163

Warrant Liabilities
Balance at January 1, 2012	$868,725
Additions	-
Unrealized losses, net	261,861
Unrealized gains on expiration	-
Transfers out of level 3	-
Balance at March 31, 2012	$1,130,586

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the three months ended March 31, 2013 and 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

Total Revenues

The Company had no revenues for the three months ended March 31, 2013 or 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $482,580, or 66.3%, to $1,210,752 for the three months ended March 31, 2013 from $728,172 for the three months ended March 31, 2012.  The increase is primarily attributed to the stock option compensation and recruiting fees for our new Chief Executive Officer, who joined our Company in February, 2013.  Per the employment agreement, our CEO was awarded 1,200,000 stock options, valued at approximately $320,000, which vested immediately and were therefore expensed upon grant.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $490,234 or 47.0%, to $552,466 for the three months ended March 31, 2013, from $1,042,700 for the three months ended March 31, 2012.  The decrease is partially due to the timing of costs incurred for our clinical compounds.  During the three months ended March 31, 2013, we were in the planning stages for trials of Archexin and RX-5902, which had not yet commenced, and therefore did not incur significant expense in the period, and during the three months ended March 31, 2012, we incurred expenses for trials that were completed in 2012.  The decrease is also attributable to the costs associated with the development of RX-3117.  During the quarter ended March 31, 2012, we incurred approximately $350,000 for the preclinical and exploratory Phase I clinical trial of RX-3117, which was paid from cash received from our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), through the sale of stock in accordance with a purchase agreement. In December, 2012, as per the second amendment to the RELO, Teva provided us with additional research funding for the development of RX-3117.  Since we did not issue equity from this transaction, the proceeds received from this additional funding were recorded a deferred research and development arrangement.  Costs incurred for the development of RX-3117 reduce the deferred research and development arrangement liability, and were therefore, not an expense of the Company during the three months ended March 31, 2013.

Patent Fees

Our patent fees increased $33,902, or 33.0%, to $136,491 for the three months ended March 31, 2013, from $102,589 for the three months ended March 31, 2012.  The increase was primarily due to legal costs to respond to the office actions on pending patent applications, and translation fees associated with regionalizing patents in foreign jurisdictions for the quarter ended March 31, 2013.

 Depreciation and Amortization

Depreciation and amortization expense decreased $1,405, or 13.1% to $9,316 for the three months ended March 31, 2013 from $10,721 for the three months ended March 31, 2012.  The decrease is primarily due to fully depreciated assets for which we incurred depreciation during the three months ended March 31,  2012 but not during the three months ended March 31, 2013.

 Interest Income

Interest income increased $3,769, or 60.3% to $10,018 for the three months ended March 31, 2013 from $6,249 for the three months ended March 31, 2012.  The increase is due to an increase in interest rates and interest bearing investments for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Unrealized Gain/(Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our Statement of Operations.  During the three months ended March 31, 2013 and 2012, we recorded an unrealized gain/(loss) on the fair value of our warrants of $368,902 and ($261,861).  The change in the fair value of our warrants is a non-cash item reflected in our financial statements.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2013 was $1,530,105, or $0.01 per share, compared to a net loss of $2,139,794, or $0.02 per share, for the three months ended March 31, 2012.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, Archexin, RX-3117 and RX-5902 and pre-clinical stage drug candidates, RX-0047-Nano, RX-0201-Nano, and RX-21101.  Each of our drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, RX-3117 and RX-5902 is uncertain, and because, RX-0047-Nano, RX-0201-Nano, and RX-21101 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected.

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

As of March 31, 2013, we have spent approximately $6,665,000 for the development of Archexin.  The trial was completed in the third quarter of 2012, and we estimate that we have approximately an additional $110,000 of costs yet to be billed by vendors for this trial.  We currently estimate that additional Phase II trials for Archexin will cost approximately $2,900,000.

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

RX-5902

RX-5902 is a first-in-class small molecule that inhibits the phosphorylated p68 RNA helicase, a protein that plays a key role in cancer growth, progression, and metastasis.  In July, 2012, we submitted an IND Application to the FDA for RX-5902.  As of March 31, 2013, we have incurred approximately $1,426,000 for the development of RX-5902.  RX-5902 may enter Phase I clinical trials during the second quarter of 2013.  We estimate the costs of the Phase I clinical study to be approximately $1,800,000.

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

Through March 31, 2013, the pre-clinical and clinical costs incurred for development of Serdaxin to date have been approximately $9,820,000.  We do not anticipate additional costs for Serdaxin.

Zoraxel™ (RX-10100)

Zoraxel is an immediate release formulation of clavulanic acid, the same active ingredient found in our product candidate Serdaxin. Despite the encouraging proof of concept Phase IIa study result, given the results of the Serdaxin Phase IIb MDD clinical trial and that Zoraxel and Serdaxin share a common ingredient, we are currently looking for partners who will fund the clinical development of Zoraxel.

Through March 31 2013, the costs incurred for development of Zoraxel to date have been approximately $1,255,000.  We currently estimate that these Phase IIb studies would require approximately $2,300,000 but we have not allocated additional resources to the development of Zoraxel at this time.

Pre-clinical Pipeline

RX-0201-Nano, RX-0047-Nano and RX-21101 are all in a pre-clinical stage of development.   Through March 31, 2013, the costs incurred for development of these compounds to date have been approximately $2,422,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

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

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $1,551,527 for the three months ended March 31, 2013.  The operating cash flows during the three months ended March 31, 2013 reflect our net loss of $1,530,105 and a net decrease of cash components of working capital and non-cash charges totaling $21,422.  Cash used in operating activities was $1,916,510 for the three months ended March 31, 2012.

Cash provided by investing activities was $134,012 for the three months ended March 31, 2013, consisted of a decrease in restricted cash of $134,621, offset by $609 for the purchase of equipment. Cash provided by investing activities for the three months ended March 31, 2012 was $156,134.

There was no cash provided by financing activities for the three months ended March 31, 2013 or 2012.

For the three months ended March 31, 2013, we experienced a net loss of $1,530,105.  Our accumulated deficit as of March 31, 2013 was $64,841,388.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the three months ended March 31, 2013, we had a net decrease in cash and cash equivalents of $1,417,515.  Total cash as of March 31, 2013 was $12,069,028 compared to $13,486,543 as of December 31, 2012.  Total cash, restricted cash, and marketable securities were $13,126,208, which we believe will be sufficient to cover our cash flow requirements through September 30, 2014. Although we expect to have to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If we are not able to raise sufficient additional financing, we may not be able to fund the research and development.

Contractual Obligations

We have contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2013, the total contract value of these agreements was approximately $20,042,152 and we made payments totaling $18,018,563 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

On September 9, 2010, we and three of our key executives entered into Amended and Restated Employment Agreements.  The Amended and Restated Employment Agreements replace the prior employment contracts entered into on August 10, 2009.  We entered into the Amended and Restated Employment Agreements in order to provide the key executives with: (i) an automatic one year renewal upon the expiration of the initial three year term and upon each consecutive year term unless such employment with the Company is terminated earlier by the Company or the executives; (ii) an annual base salary adjustment for inflation as determined by the Consumer Price Index subject to review by the Company’s Compensation Committee; (iii) an increase in the Company provided life insurance coverage from an amount equal to two times the executive’s annual base salary to an amount equal to four times the executive’s annual base salary; and (iv) a one-time cash payment, subject to applicable withholding requirements under applicable state and federal law, in an amount equal to the executive’s increased income tax costs as a result of payments made to the executive by the Company under the change of control provisions of the Amended and Restated Employment Agreement. Other than these changes, the new contracts have substantially similar terms to the executives’ prior employment agreements.  The agreements resulted in annual commitments of $350,000 to Dr. Chang H. Ahn, our former CEO and current Chief Scientist, $250,000, to Mr. Rick Soni, our President and Chief Operating Officer, and $215,000 for Mr. Tae Heum Jeong, our Chief Financial Officer.

Effective as of February 4, 2013, the Company entered into an employment agreement with Dr. Peter Suzdak to serve as the Company’s Chief Executive Officer for a term of two years with the option to renew the employment agreement for additional one-year periods thereafter until terminated. Pursuant to the employment agreement the Company agreed to pay Dr. Suzdak an annual base salary of $330,000, with the option of a discretionary annual cash bonus of up to forty percent of his base salary, as determined by performance objectives and milestones set by the Board of Directors.

On March 25, 2013, the Company entered into a new employment agreement with Dr. Ahn to serve as the Chief Scientist of the Company. This employment agreement replaces and supersedes Dr. Ahn’s prior Amended and Restated Employment Agreement, dated as of September 9, 2010, with the Company. The employment agreement has a one year term with an automatic renewal option for additional one-year periods thereafter until terminated.  Pursuant to the employment agreement, the Company agreed to pay Dr. Ahn an annual base salary of $285,000 with the option of a discretionary annual cash bonus as determined by the Compensation Committee based on performance objectives and milestones set by the Board of Directors.  The employment agreement also provides for a discretionary stock option award to purchase shares of the Company’s common stock on each anniversary of the employment agreement as determined by the Board of Directors. Any such stock option awards to be in accordance with the terms of the Company’s stock option plan.

On June 22, 2009, we entered into a License Agreement with Korea Research Institute of Chemical Technology (KRICT) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of March 31, 2013, this milestone has not occurred.

On June 29, 2009, we signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease requires annual base rents of $76,524 with increases over the next five years. Under the leasing agreement, we pay our allocable portion of real estate taxes and common area operating charges.  We paid $40,199 and $39,219, for rent under this lease in the three months ended March 31, 2013 and 2012, respectively.

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

The table below summarizes the investments made under the Purchase Agreement and RELO:

Date of Investment	Investment Amount	Shares Issued	Proceeds Remaining in Restricted Cash as of 3/31/13	Deferred Research and Development Arrangement Balance at 3/31/13
9/21/2009	$3,500,000	3,102,837	$-	$-
1/19/2011	3,950,000	2,334,515	178,301	-
12/7/2012	750,000	2,083,333	-	-
12/27/2012	926,000	-	741,379	741,379
Total	$9,126,000	7,520,685	$919,680	$741,379

On May 30, 2012, and June 22, 2011, we signed a one year renewal to use lab space commencing on July 1, 2012 and 2011, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the lease during the three months ended March 31, 2013 and 2012 was $13,662.

We established a 401(k) plan for our employees where we match 100% of the first 3% of the employee’s deferral plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated $17,716, and $18,465 for the three months ended March 31, 2013 and 2011, respectively.

 Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $13,126,208 as of March 31, 2013.  Based on our current plans and our capital resources, we believe that our cash, restricted cash, and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next eighteen months which would entail focusing our resources on Phase II clinical trials of Archexin, Phase I clinical trials of RX-3117 and RX-5902, and the further development of our preclinical pipeline. Over the next twelve months, we expect to spend a minimum of approximately $2.2 million for Phase II clinical trials of Archexin.  We also expect to pay $2.3 million on the development of RX-3117 and RX-5902, $3.2 million for the development of our preclinical pipeline and general research and development costs, $3.1 million on general corporate expenses, and approximately $220,000 on facilities rent. These figures include our commitments described earlier under “Contractual Obligations” under this Item 2.  We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we may not be able to implement and fund the research and development.

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

Impact of Inflation

To date inflationary factors have not had a significant effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Per Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by this item.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There were no material changes to the risk factors as previously disclosed under item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 22, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No	Description

3.2	Amended and Restated Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 29, 2013, is herein incorporated by reference

10.1
Employment Agreement, dated as of February 4, 2013, by and between Rexahn Pharmaceuticals, Inc. and Peter Suzdak, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2013, is herein incorporated by reference

10.2
Employment Agreement, dated as of March 25, 2013, by and between Rexahn Pharmaceuticals, Inc. and Chang Ahn, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2013, is herein incorporated by reference

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: May 9, 2013		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: May 9, 2013		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 31, 2013

Exhibit No	Description	Location

3.2	Amended and Restated Bylaws, as amended	Filed as Exhibit 3.2 to the Current Report on Form 8-K filed on March 29, 2013

10.1	Employment Agreement, dated as of February 4, 2013, by and between Rexahn Pharmaceuticals, Inc. and Peter Suzdak	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2013

10.2	Employment Agreement, dated as of March 25, 2013, by and between Rexahn Pharmaceuticals, Inc. and Chang Ahn	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2013

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith