Form 10-Q
period 2013-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2013-08-12
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,217,939 shares of common stock outstanding as of August 12, 2013.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements		3

	1)	Condensed Balance Sheet at June 30, 2013 (unaudited) and December 31, 2012	3

	2)	Condensed Statement of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012 and cumulative from March 19, 2001 (inception) to June 30, 2013	4

	3)	Condensed Statement of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012 and cumulative from March 19, 2001 (inception) to June 30, 2013	5

	4)	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		40

Item 3	Quantitative and Qualitative Disclosures About Market Risk		49

Item 4	Controls and Procedures		49

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		50

Item 1A	Risk Factors		50

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		50

Item 3	Defaults Upon Senior Securities		50

Item 4	Mine Safety Disclosures		50

Item 5	Other Information		50

Item 6	Exhibits		51

SIGNATURES			52

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,979,347	$13,486,543
Marketable securities (note 3)	100,000	100,000
Prepaid expenses and other current assets (note 4)	390,671	188,808
Total Current Assets	10,470,018	13,775,351
Restricted Cash Equivalents (note 16)	568,879	1,091,801
Equipment, Net (note 6)	35,214	52,156
Total Assets	$11,074,111	$14,919,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 7)	$620,067	$851,837

Deferred Research and Development Arrangements (note 8)	1,243,879	1,626,000

Other Liabilities (note 9)	44,951	65,417

Warrant Liabilities (note 13)	3,662,999	2,842,065

Total Liabilities	5,571,896	5,385,319
Commitments and Contingencies (note 16)
Stockholders’ Equity (note 11):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 119,819,844 and 119,443,194 issued and 119,805,639 and 119,428,989 outstanding	11,982	11,944
Additional paid-in capital	73,468,781	72,861,738
Accumulated deficit during the development stage	(67,950,138)	(63,311,283)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	5,502,215	9,533,989

Total Liabilities and Stockholders’ Equity	$11,074,111	$14,919,308

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					Cumulative
					from March 19,
					2001
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(Inception) to June 30,
	2013	2012	2013	2012	2013
Revenues:
Research	$-	$-	$-	$-	$-

Expenses:
General and administrative	857,946	742,594	2,068,698	1,470,766	32,128,842
Research and development	925,130	1,018,256	1,477,596	2,060,956	36,756,095
Patent fees	121,216	77,373	257,707	179,962	2,789,811
Depreciation and amortization	9,235	10,721	18,551	21,442	701,474

Total Expenses	1,913,527	1,848,944	3,822,552	3,733,126	72,376,222

Loss from Operations	(1,913,527)	(1,848,944)	(3,822,552)	(3,733,126)	(72,376,222)

Other Income (Expense)
Realized loss on marketable securities .	-	-	-	-	(13,301)
Interest income	11,433	4,294	21,451	10,543	1,463,850
Interest expense	-	-	-	-	(301,147)
Other income	-	-	-	-	56,047
Unrealized (loss)/gain on fair value of warrants	(1,206,656)	802,248	(837,754)	540,387	3,502,227
Unrealized gain on fair value of put feature on common stock	-	-	-	-	2,315,539
Financing expense	-	-	-	-	(972,131)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	(1,195,223)	806,542	(816,303)	550,930	4,426,084

Loss Before Provision for Income Taxes	(3,108,750)	(1,042,402)	(4,638,855)	(3,182,196)	(67,950,138)
Provision for income taxes	-	-	-	-	-
Net Loss	$(3,108,750)	$(1,042,402)	$(4,638,855)	$(3,182,196)	$(67,950,138)

Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	119,547,716	95,345,656	119,488,693	95,345,656

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(4,638,855)	$(3,182,196)	$(67,950,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	137,200	-	2,267,077
Depreciation and amortization	18,551	21,442	701,474
Stock-based compensation	426,322	141,926	6,234,938
Amortization of deferred research and development arrangements	(382,121)	(37,500)	(1,182,121)
Note receivable (Note 5)	-	14,011	-
Realized losses on marketable securities	-	-	13,301
Unrealized loss/(gain) on fair value of warrants	837,754	(540,387)	(3,502,227)
Unrealized gain on fair value of put feature on common stock	-	-	(2,315,539)
Financing expense	-	-	972,131
Amortization of deferred lease incentive	(10,000)	(10,000)	(80,000)
Deferred lease expenses	(10,466)	(8,505)	24,951
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(201,863)	(734)	(390,671)
Accounts payable and accrued expenses	(231,770)	(294,438)	620,067
Net Cash Used in Operating Activities	(4,055,248)	(3,896,381)	(62,675,625)
Cash Flows from Investing Activities:
Restricted cash equivalents	522,922	667,874	(568,879)
Purchase of equipment	(1,609)	-	(566,604)
Purchase of marketable securities	-	-	(21,123,960)
Proceeds from sales of marketable securities	-	1,850,000	21,010,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used In) Investing Activities	521,313	2,517,874	(1,605,000)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	-	62,934,224
Proceeds from exercise of stock options	-	-	170,082
Proceeds from exercise of stock warrants	26,739	-	3,608,076
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research and development arrangements	-	-	2,426,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	26,739	-	74,259,972
Net (Decrease) Increase in Cash and Cash Equivalents	(3,507,196)	(1,378,507)	9,979,347
Cash and Cash Equivalents – beginning of period	13,486,543	9,861,488	-
Cash and Cash Equivalents - end of period	$9,979,347	$8,482,981	$9,979,347

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows (continued)
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$-	$-	$13,691,643
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$16,820	$-	$6,197,480
Leasehold improvement incentive	$-	$-	$100,000
Settlement of lawsuit	$-	$-	$43,953

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.     Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $67,950,138 at June 30, 2013 and anticipates incurring losses through the remainder of fiscal 2013 and beyond.  The Company has not yet generated commercial sales revenue and has been able to fund its operating losses to date through the sale of its common stock, warrants exercisable for common stock, issuance of long-term debt, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, including the proceeds received from the registered direct offering as described in Note 18, will be sufficient to cover its cash flow requirements into 2015.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficient management of its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2013 and December 31, 2012, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012 have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2013. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements for the year ended December 31, 2012 included in the 2012 Form 10-K.

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
June 30, 2013:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2012:
State and municipal obligations	$100,000	$-	$100,000

Amortized cost and fair value at June 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

	Cost	Fair
Maturity	Basis	Value
10 years or more	$100,000	$100,000

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

4.     Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2013	2012

Deposits on contracts	$12,051	$12,818
Other assets	378,620	175,990

	$390,671	$188,808

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

6.    Equipment, Net

	June 30,	December 31,
	2013	2012

Furniture and fixtures	$34,200	$34,200
Office equipment	82,683	81,074
Lab and computer equipment	430,261	430,261
Leasehold improvements	119,841	119,841

Total fixed assets	666,985	665,376
Less: Accumulated depreciation	(631,771)	(613,220)

Net carrying amount	$35,214	$52,156

Depreciation expense was $9,235 and $10,721 for the three months ended June 30, 2013 and 2012, respectively, and $18,551 and $21,442 for the six months ended June 30, 2013 and 2012, respectively.

7.    Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2013	2012

Trade payables	$137,560	$250,682
Accrued expenses	70,488	76,289
Accrued research and development contract costs	295,046	452,577
Payroll liabilities	116,973	72,289

	$620,067	$851,837

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

The Company is using 20 years as its basis for recognition and accordingly $18,750 and $37,500 reduced research and development expenses for the three and six months ended June 30, 2013 and 2012, respectively.  The remaining $712,500 and $750,000 at June 30, 2013 and December 31, 2012, respectively, is reflected as in deferred research and development arrangements on the balance sheet.  The contribution is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2014.  Under the terms of the agreement, Rexgene does not receive royalties on Company net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

On September 21, 2009, the Company closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (“RELO”) pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement in which Teva purchased 2,334,515 shares of the common stock of the company for gross proceeds of $3.95 million.  On November 27, 2012, the Company and Teva entered into a second amendment to the RELO agreement, pursuant to which Teva provided the Company with an additional $926,000 of research funding for the development of RX-3117, which was recorded as restricted cash on the Company’s balance sheet.  The contribution from the second amendment was recorded in deferred research and development arrangements on the balance sheet, and costs incurred for the development of RX-3117 are paid from restricted cash, and reduce the deferred research and development arrangement and therefore, are not an expense in the Company’s statement of operations.  As of June 30, 2013 and December 31, 2012, the Company had proceeds remaining of $531,379, and $876,000, respectively, which is included in deferred research and development arrangements on the balance sheet.  During the three and six months ended June 30, 2013, $210,000 and $344,621 was reduced from the deferred research and development arrangement for costs incurred for the development of RX-3117, respectively.

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

The following table sets forth the deferred lease incentive:

	June 30,	December 31,
	2013	2012

Deferred lease incentive	$100,000	$100,000
Less accumulated amortization	(80,000)	(70,000)

Balance	$20,000	$30,000

Deferred Office Lease Expense

The office lease agreement, disclosed above, requires an initial annual base rent with annual increases over the next five years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $24,951 and $35,417 as of June 30, 2013 and December 31, 2012, respectively.

10.  Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of common shares outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings, and such calculation excludes common shares in treasury.   As of June 30 2013 and December 31, 2012, there were stock options and warrants to acquire 31,641,287 and 29,397,937 shares of our common stock, respectively, which are the potentially dilutive securities of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.  Common Stock

The following transactions occurred from March 19, 2001 (inception) to June 30, 2013:

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

g)	On August 20, 2003, the Company issued 500,000 shares of common stock to KT&G Corporation for cash consideration of $2,000,000.

h)	On October 29, 2004, an option holder exercised options to purchase shares of common stock for cash of $1,800 and the Company issued an aggregate of 1,500 shares.

i)	Pursuant to the agreement and plan of merger which occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals’ common stock and (iii) the par value of Rexahn’s common stock was adjusted to reflect the par value of Corporate Road Show Com Inc. (“CRS”) common stock. In the acquisition merger, 289,780,000 CRS pre‑reverse stock split shares were converted into 2,897,802 post‑reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post‑reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. All shares and earnings per share information have been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act of 1993, as amended, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and $7,500 cash in exchange for legal services from W. Rosenstadt and Steve Sanders.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

w)	On December 18, 2007, the Company issued 4,857,159 units at a price $1.40 per share for total gross proceeds of $6,800,023. Investors also were issued one warrant for every five shares purchased. One warrant will entitle the holder to purchase an additional share of common stock at a purchase price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value as disclosed in Note 13. Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds. Private placements costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilutive protection to the investors. The anti-dilution protection provision is structured in a way that is designed to protect a holder’s position from being diluted and contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value, as disclosed in Note 14. The Company revalues these liabilities each reporting period, with the unrealized (loss) gain recorded as other income (expense).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,800,023

Allocated to liabilities:
Warrant liabilities	1,392,476
Less: Warrants allocated to placement agent	(138,326)
Put feature on common stock	4,401,169
Total allocated to liabilities	5,655,319

Allocated to equity:
Common stock and additional paid-in capital	1,144,704

Total allocated gross proceeds:	$6,800,023

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000 and the Company issued an aggregate of 75,000 shares.

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

ba)
On December 7, 2012, the Company issued 2,083,333 shares of common stock at a purchase price of $0.36 per share to an institutional investor for gross proceeds of $750,000. The total stock issuance costs were $63,658.

bb)	On May 10, 2013, the Company issued 120,000 shares of stock to a vendor in exchange for investor relations services. The market value of the stock issued was $0.31, and the total market value of the issuance was $37,200.

bc)	On June 10, 2013, the Company issued 200,000 shares of stock to a vendor in exchange for investor relations services. The market value of the stock issued was $0.50, and the total market value of the issuance was $100,000.

bd)	On June 21, 2013, a warrant holder exercised warrants to purchase shares of the Company’s common stock for cash of $26,739 and the Company issued 56,650 shares.

12. Stock-Based Compensation

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of June 30, 2013, there were 300,000 options outstanding, and 16,700,000 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, however, previously issued options under the 2003 Plan remain outstanding until their expiration.  As of June 30, 2013, there were 9,741,795 outstanding options under the 2003 Plan.

For the majority of the grants to employees, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary of the grant date, and the remaining 40% on the third anniversary.  Options expire between five and ten years from the date of grant. For grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

Accounting for Employee Awards

The Company’s results of operations for the three months ended June 30, 2013 and 2012 include share-based employee compensation expense totaling $54,371 and $55,317 respectively.  The Company’s results of operations for the six months ended June 30, 2013 and 2012 include share based compensation expense totaling $420,482 and $115,132, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $(4,565) for the three months ended June 30, 2012.  There was no expense related to non-employee options during the three months ended June 30, 2013.  Stock compensation expenses related to non-employee options was $5,840 and $26,794 for the six months ended June 30, 2013 and 2012, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2013 and 2012, and the period from inception (March 19, 2001) to June 30, 2013 is as follows:

					Cumulative from
	Three Months Ended June 30,		Six Months Ended June 30,		March 19, 2001 (Inception) to
	2013	2012	2013	2012	June 30, 2013
Statement of operations line item:
General and administrative:
Payroll	$40,535	$34,848	$390,914	$74,165	3,012,343
Consulting and other professional fees	-	(727)	3,893	22,495	814,348
Research and development:
Payroll	13,836	20,469	29,568	40,967	1,077,625
Consulting and other professional fees	-	(3,838)	1,947	4,299	1,330,622

Total	$54,371	$50,752	$426,322	$141,926	6,234,938

Summary of Stock Option Transactions

There were 1,200,000 stock options granted at an exercise price of $0.37 with a fair value of $320,465, 550,000 stock options granted at an exercise price of $0.31 with a fair value of $122,497, 250,000 stock options granted at an exercise price of $0.39 and a fair value of $69,529, and 300,000 stock options granted at an exercise price of $0.50 and a fair value of $107,086 during the six months ended June 30, 2013.  The 1,200,000 options granted at an exercise price of $0.37 were awarded to our new Chief Executive Officer, who joined the Company in February 2013.  Per that employment agreement, these options vested immediately, and therefore, the entire fair value of those options were expensed upon grant. There were 75,000 stock options granted at an exercise price of $0.48 and a fair value of $26,835 and 170,000 stock options granted at an exercise price of $0.38 and a fair value of $47,589 during the six months ended June 30, 2012.

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

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
	2013	2012
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	94-96%	99-101%
Risk free interest rate	0.75-1.13%	0.69-0.89%
Expected term (in years)	5 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	7,741,795	$1.03	7,646,795	$1.05
Granted	2,300,000	0.37	245,000	0.41
Exercised	-	-	-	-
Cancelled	-	-	(50,000)	1.59

Outstanding at June 30	10,041,795	$0.88	7,841,795	$1.03

The following table summarizes information about stock options outstanding as of June 30, 2013 and December 31, 2012.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at
June 30, 2013	10,041,795	$0.88	4.9 years	$300,559

Exercisable at
June 30, 2013	8,744,295	$0.94	4.1 years	$214,459

Outstanding at
December 31, 2012	7,741,795	$1.03	3.9 years	$41,706

Exercisable at
December 31, 2012	7,176,795	$1.04	3.5 years	$41,706

There were no options exercised during the three and six months ended June 30, 2013 and 2012.  The weighted average fair value of the options vested was $0.36 and $0.93 for the six months ended June 30, 2013 and 2012, respectively.

A summary of the Company’s unvested shares as of June 30, 2013 and changes during the six months ended June 30, 2013 is presented below:

	2013
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2013	565,000	$0.66
Granted	2,300,000	$0.27
Vested	(1,567,500)	$0.36
Cancelled	-	$-

Unvested at June 30, 2013	1,297,500	$0.34

As of June 30, 2013 and December 31, 2012, there was $370,592 and $172,532 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.1 years and 1.0 years, respectively.

13. Warrants

As of June 30, 2013, warrants to purchase 21,599,492 shares were outstanding, having exercise prices ranging from $0.41 to $1.90 and expiration dates ranging from August 8, 2013 to December 4, 2017.

	2013		2012
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	21,656,142	$0.89	8,676,142	$1.53
Issued during the period	-	-	-	$-
Exercised during the period	(56,650)	0.47	-	$-
Expired during the period	-	-	-	$-

Balance, June 30	21,599,492	$0.89	8,676,142	$1.53

At June 30, 2013 and December 31, 2012, the average remaining contractual life of the outstanding warrants was 3.3 and 3.8 years, respectively.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	-	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	5,242	35,311	1,306,200
Warrants to placement agent	687	3,489	122,257
October 23, 2009 financing:
Warrants to institutional investors	47,414	73,454	1,012,934
Warrants to placement agent	-	41	101,693
June 30, 2010 financing
Warrants to institutional investors	3,200	12,200	1,800,800
Warrants to placement agent	-	20	180,080
March 31, 2011 financing:
Warrants to institutional investors	326,333	306,333	2,826,666
Warrants to placement agent	-	83	97,667
December 4, 2012 financing:
Warrants to institutional investors	3,084,411	2,263,910	2,474,120
Warrants to placement agent	195,712	147,224	163,096
Total:	$3,662,999	$2,842,065	$13,691,643

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	June 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	-	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	18,445	18,445	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	200,000	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333	3,333,333
Warrants to placement agent	208,333	208,333	208,333
December 4, 2012 financing:
Warrants to institutional investors	12,043,350	12,100,000	12,100,000
Warrants to placement agent	880,000	880,000	880,000
Total:	21,599,492	21,656,142	28,087,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.95%
Equivalent volatility	-	-	97%
Equivalent risk-free rate	-	-	1.31%
Estimated additional shares to be issued upon dilutive event	-	-	7,479

June 5, 2009 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.44	$0.31	$1.14
Estimated future volatility	88-100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.15%	0.16%	0.63-4.31%
Equivalent volatility	61-62%	92%	103-117%
Equivalent risk-free rate	0.07-0.08%	0.11%	0.20-1.44%

October 23, 2009 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.44	$0.31	$0.69
Estimated future volatility	100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.15%	0.16-0.34%	2.63-3.80%
Equivalent volatility	68-70%	74-93%	98-99%
Equivalent risk-free rate	0.02-0.10%	0.06-0.13%	0.93-1.16%

June 30, 2010 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.44	$0.31	$1.43
Estimated future volatility	86-100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.15%	0.16-0.34%	1.78%
Equivalent volatility	61-70%	74-75%	98%
Equivalent risk-free rate	0.02-0.08%	0.06%	0.59%

March 31, 2011 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.44	$0.31	$1.18
Estimated future volatility	91-100%	93-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.15-1.26%	0.16-0.58%	1.32-3.64%
Equivalent volatility	70-75%	74-89%	79-96%
Equivalent risk-free rate	0.02-0.28%	0.06-0.23%	0.39-1.09%

December 4, 2012 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.44	$0.31	$0.30-0.33
Estimated future volatility	75-100%	85-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.26-2.54%	0.58-1.26%	0.52-1.065%
Equivalent volatility	74-78%	88%	88-90%
Equivalent risk-free rate	0.28-0.45%	0.21-0.32%	0.22-0.31%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
December 18, 2007 financing	$-	$-
March 20, 2008 financing	-	-
June 5, 2009 financing:
Series I warrants	-	-
Series II warrants	-	-
Series III warrants	47	85,711
Warrants to placement agent	(53)	8,668
October 23, 2009 financing:	-
Warrants to institutional investors	(15,355)	129,220
Warrants to placement agent	-	1,298
June 30, 2010 financing
Warrants to institutional investors	200	92,400
Warrants to placement agent	-	2,160
March 31, 2011 financing:
Warrants to institutional investors	(116,666)	478,666
Warrants to placement agent	-	4,125
December 4, 2012 financing:
Warrants to institutional investors	(1,004,301)	-
Warrants to placement agent	(70,528)	-
Total:	$(1,206,656)	$802,248

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Cumulative from March 19, 2001 (Inception) to June 30, 2013
December 18, 2007 financing	$-	$-	$50,722
March 20, 2008 financing	-	-	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	(2,191,175)
Series III warrants	30,069	71,089	1,300,958
Warrants to placement agent	2,802	7,003	107,190
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	26,040	87,089	(83,720)
Warrants to placement agent	41	570	(135,938)
June 30, 2010 financing
Warrants to institutional investors	9,000	74,600	1,797,600
Warrants to placement agent	20	2,140	180,080
March 31, 2011 financing:
Warrants to institutional investors	(20,000)	294,333	2,500,333
Warrants to placement agent	83	3,563	97,667
December 4, 2012 financing:
Warrants to institutional investors	(837,321)	-	(627,111)
Warrants to placement agent	(48,488)	-	(32,616)
Total:	$(837,754)	$540,387	$3,502,227

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

 The following table summarizes the fair value of the Anti-dilution provision recorded at fair value as liabilities:

Fair Values:	June 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the Anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	June 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

March 20, 2008 financing:	June 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-$2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the Anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of June 30, 2013 or December 31, 2012, or no changes in the fair value for the three and six months ended June 30, 2013 and 2012.

Changes in the fair value of the Anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Three and Six Months Ended June 30, 2013	Three and Six Months Ended June 30, 2012	Cumulative from March 19, 2001 (Inception) to June 30, 2013
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	-	167,121
Total:	$-	$-	$2,315,539

15.  Income Taxes

No provision for Federal and State income taxes was required for the three and six months ended June 30, 2013 and 2012 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2013 and December 31, 2012, the Company had unused net operating loss carry-forwards of approximately $65,090,000 and $61,780,000 which expire at various dates through 2033.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2013 and December 31, 2012, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30,	December 31,
	2013	2012

Net Operating Loss Carryforwards	$25,385,100	24,094,200
Stock Option Expense	2,010,000	1,843,000
Book tax differences on assets and liabilities	345,300	352,500
Valuation Allowance	(27,740,400)	(26,289,700)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. Federal and Maryland state jurisdictions.  Tax years for fiscal 2009 through 2013 are open and potentially subject to examination by the Federal and Maryland state taxing authorities.

16.      Commitments and Contingencies

a)	The Company has contracted with various vendors to provide research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2013, the total estimated cost to be incurred under these agreements was approximately $20,888,410 and the Company had made payments totaling $19,066,863 since inception under the terms of the agreements. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)	The Company and four of its key executives currently have outstanding employment agreements,. The agreements result in annual commitments for each key executive of $350,000, $285,000, $250,000, and $215,000, respectively.

c)	On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement. The initial license fee was $100,000, all of which was paid as of December 31, 2009. The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties. As of June 30, 2013, the milestone has not occurred.

d)	On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009. The lease agreement requires annual base rent with increases over the next five years. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended June 30, 2013 and 2012 was $40,199 and $39,219, respectively. Rent paid under the Company’s lease during the six months ended June 30, 2013 and 2012 was $80,398 and $78,437.

On June 7, 2013 the Company entered into the First Amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amendment term began on July 1, 2013 with a base rent of $100,210 and requires annual base rent increases over the next six years.

Future rental payments over the next five years and thereafter are as follows:

For the remaining six months ending December 31:	2013	$37,579
For the year ending December 31:	2014	139,675
	2015	156,000
	2016	159,881
	2017	163,871
	2018 and thereafter	252,994

	Total	$910,000

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  On August 2, 2010, and July 1, 2011 the letter of credit was amended and reduced to $50,000 and $37,500, respectively.  The Company has restricted cash equivalents of the same amount for the letter of credit.

e)	On September 21, 2009, the Company closed on a securities purchase agreement with Teva, under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a RELO pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117. On January 19, 2011, the Company entered into a second amendment to the securities purchase agreement (the “Second Amendment”) in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117. On December 7, 2012, the Teva exercised its option to purchase $750,000 of common stock, and the Company issued Teva 2,083,333 shares. This constituted the third and final closing agreed to in the securities purchase agreement, and the use of these funds is not restricted by the Company. On December 27, 2012 the Company received $926,000 from Teva in accordance with a second amendment to the RELO agreement, entered into on November 27, 2012 for the development of RX-3117. The Company did not issue equity for this transaction.

The table below summarizes the investments made under the securities purchase agreement and RELO:

Date of Investment	Investment Amount	Shares Issued	Proceeds Remaining in Restricted Cash as of 6/30/13	Deferred Research and Development Arrangements Balance at 6/30/13
9/21/2009	$3,500,000	3,102,837	$-	$-
1/19/2011	3,950,000	2,334,515	-	-
12/7/2012	750,000	2,083,333	-	-
12/27/2012	926,000	-	531,379	531,379
Total	$9,126,000	7,520,685	$531,379	$531,379

f)	The Company has a 401(k) plan established for its employees. The Company elected to match 100% of the first 3% of the employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated $20,531 and $17,873 for the three months ended June 30, 2013, and 2012, respectively, and $38,247 and $36,337 for the six months ended June 30, 2013 and 2012, respectively.

g)	On May 30, 2012 and June 22, 2011, the Company signed a one year renewal to use lab space commencing on July 1, 2012 and 2011, respectively. The lease requires monthly rental payments of $4,554. Rent paid under the Company’s lease during the three and six months ended June 30, 2013 and 2012 was $13,662 and $27,324. On June 24, 2013 the Company extended the agreement for another year with monthly rental payments of $4,554.

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

	Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$568,879	$531,379	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$668,879	$631,379	$37,500	$-

Liabilities:
Warrant Liabilities	$3,662,999	-	-	$3,662,999

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$1,091,801	$1,054,301	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$1,191,801	$1,154,301	$37,500	$-

Liabilities:
Warrant Liabilities	$2,842,065	-	-	$2,842,065

As of June 30, 2013 and December 31, 2012, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and is classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 16, and classified within level 2 of the fair value hierarchy.

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

The following table sets forth a reconciliation of changes in the six months ended June 30, 2013 and 2012 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2013	$2,842,065
Additions	-
Unrealized losses, net	837,754
Unrealized gains on expiration	-
Transfers out of level 3	(16,820)
Balance at June 30, 2013	$3,662,999

Warrant Liabilities
Balance at January 1, 2012	$868,725
Additions	-
Unrealized gains, net	(540,387)
Unrealized gains on expiration	-
Transfers out of level 3	-
Balance at June 30, 2012	$328,338

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.   There were no significant transfers in and out of Levels 1 and 2 for the six months ended June 30, 2013 and 2012.

18.  Subsequent Events

In July, 2013 warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,199,966 and the Company issued an aggregate of 2,542,300 shares.

On July 26, 2013 the Company closed on a registered direct public offering to issue and sell 11,400,000 shares of common stock and warrants to purchase up to 3,990,000 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.35 shares of common stock, at a price of $0.50 per share, and the warrants have an exercise price of $0.59 per share.  The total gross proceeds of the offering were $5,700,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date, and were recorded as liabilities at fair value.  The Company is in the process of determining the fair value of the warrants and total closing costs for this transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

Our efforts and resources have been focused primarily on developing our pharmaceutical technologies, raising capital and recruiting personnel.  We are a development stage company and have no product sales to date and we will not generate any product sales until we receive approval from the Food and Drug Administration (the “FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates.  Our major sources of working capital have been proceeds from various private financings, primarily private sales of common stock and debt securities, and collaboration agreements with our strategic investors.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and June 30, 2012

Total Revenues

The Company had no revenues for the three and six months ended June 30, 2013 or 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $115,352, or 15.5%, to $857,946 for the three months ended June 30, 2013 from $742,594 for the three months ended June 30, 2012.  The increase is primarily attributable to an increase in investor relations services.  During the three months ended June 30, 2013, we engaged three firms to provide investor relations services, and two of these firms were compensated with compensatory stock in addition to cash payments.  General and administrative expenses increased $597,932, or 40.7%, to $2,068,698 for the six months ended June 30, 2013 from $1,470,766 for the six months ended June 30, 2012. The increase is primarily attributed to the stock option compensation and recruiting fees for our new Chief Executive Officer, who joined our Company in February 2013.  Per the employment agreement, our CEO was awarded 1,200,000 stock options, valued at approximately $320,000, which vested immediately and were therefore expensed upon grant. The increase is also attributable to an increase in investor relations services, as described above.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $93,126 or 9.1%, to $925,130 for the three months ended June 30, 2013, from $1,018,256 for the three months ended June 30, 2012.  The decrease is partially attributable to the development of RX-3117.  During the three months ended June 30, 2012, we incurred approximately $350,000 for the preclinical and exploratory Phase I clinical trial of RX-3117 which was paid from cash received from our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), through the sale of stock in accordance with a purchase agreement. In December, 2012, as per the second amendment to the RELO, Teva provided us with $926,000 additional research funding for the development of RX-3117.  Since we did not issue equity from this transaction, the proceeds received from this additional funding were recorded as a deferred research and development arrangement.  Costs incurred for the development of RX-3117 reduce the deferred research and development arrangement liability, and were therefore, not an expense of the Company during the three months ended June 30, 2013.  The decrease was offset by increased consulting and drug manufacturing costs for Archexin and RX-5902, which may begin clinical trials in the second half of 2013.

Research and development expenses decreased $583,360 or 28.3%, to $1,477,596 for the six months ended June 30, 2013 from $2,060,956 for the six months ended June 30, 2012.  The decrease is primarily due to RX-3117, as described above, as we incurred approximately $580,000 for RX-3117 during the six months ended June 30, 2012, which were an expense of the Company, whereas, due to the research and development arrangement liability, we did not incur expenses during the six months ended June 30, 2013.

Patent Fees

Our patent fees increased $43,843, or 56.7%, to $121,216 for the three months ended June 30, 2013, from $77,373 for the three months ended June 30, 2012.  Patent fees increased $77,745, or 43.2%, to $257,707 for the six months ended June 30, 2013 from $179,962 for the six months ended June 30, 2012.   The increase was primarily due to legal costs to respond to office actions on pending patent applications, and translation fees associated with regionalizing patents in foreign jurisdictions for the three and six months ended June 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense decreased $1,486, or 13.9% to $9,235 for the three months ended June 30, 2013, from $10,721 for the three months ended June 30, 2012.  Depreciation and amortization decreased $2,891, or 13.5% to $18,551 for the six months ended June 30, 2013 from $21,442 for the six months ended June 30, 2012.  The decrease is primarily due to assets for which we incurred depreciation during the three and six months ended June 30, 2012 that subsequently became fully depreciated and therefore, there was no depreciation expense for these assets during the three and six months ended June 30, 2013.

Interest Income

Interest income increased $7,139, or 166.3% to $11,433 for the three months ended June 30, 2013 from $4,294 for the three months ended June 30, 2012.  Interest Income increased $10,908, or 103.5%, to $21,451 for the six months ended June 30, 2013 from $10,543 for the six months ended June 30, 2012.   The increase is due to an increase in interest rates and interest bearing investments for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

Unrealized (Loss)/Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our Statement of Operations.  During the three months ended June 30, 2013 and 2012, we recorded an unrealized (loss)/gain on the fair value of our warrants of ($1,206,656) and $802,248.  During the six months ended June 30, 2013 and 2012, we recorded an unrealized (loss)/gain on the fair value of our warrants of ($837,754) and $540,387. The change in the fair value of our warrants is a non-cash item reflected in our financial statements.

Net Loss

As a result of the above, net loss for the three and six months ended June 30, 2013 was $3,108,750 and $4,638,855, or $0.03 and $0.04 per share, respectively, compared to a net loss of $1,042,402 and $3,182,196, or $0.01 and $0.03 per share, respectively, for the three and six months ended June 30, 2012.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, Archexin, RX-3117 and RX-5902, and pre-clinical stage drug candidates, RX-0047-Nano, RX-0201-Nano, and RX-21101.  Each of our drug candidates is in various stages of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, RX-3117, RX-5902, is uncertain, and because, RX-0047-Nano, RX-0201-Nano, and RX-21101 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected.

Archexin®

Archexin is a 20 nucleotide single stranded DNA anti-sense molecule, which is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received "orphan drug" designation from the FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In August, 2012, we announced top line results of our Phase IIa clinical trial.  The open label 2-stage study was designed to assess the safety and efficacy of Archexin in combination with gemcitabine.  Stage 1 was the dose finding portion and Stage 2 was the dose expansion portion using the dose identified in Stage 1 to be administered with gemcitabine.  The study enrolled 31 subjects aged 18-65 with metastatic pancreatic cancer at nine centers in the United States and India.  The primary endpoint was overall survival following four cycles of therapy with a six month follow-up.  For those evaluable patients, the study demonstrated that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival data of 5.65 months for standard single agent gemcitabine therapy.   The most frequent reported adverse events were constipation, nausea, abdominal pain and pyrexia, regardless of relatedness.  Rexahn is evaluating options for advancing Archexin, including initiating Phase IIa clinical trials for chemo-resistant solid tumors and hematological malignancies in the second half of 2013.  We own one issued U.S. patent for Archexin.

As of June 30, 2013, we have spent approximately $6,680,000 for the development of Archexin.  The Phase IIa trial for pancreatic cancer was completed in the third quarter of 2012, and we estimate that we have approximately an additional $95,000 of costs yet to be billed by vendors for this trial.  We currently estimate that additional Phase II trials for Archexin will cost approximately $2,900,000.

RX-3117

 In 2009, we closed on the RELO and a securities purchase agreement (the “Purchase Agreement”) with Teva for the development of our novel anti-cancer compound, RX-3117.  RX-3117 is a small molecule, new chemical entity nucleoside compound that has an anti-metabolite mechanism of action, and has therapeutic potential in a broad range of cancers including colon, lung, and pancreatic cancer.  The investment by TEVA is restricted to supporting the research and development program for the development of RX-3117.  We will be eligible to receive royalties on net sales of RX-3117 worldwide.  On January 19, 2011, we entered into a second amendment to the Purchase Agreement, whereby Teva purchased 2,334,515 shares of our common stock for $3.95 million.  This second amendment also provided for a possible third investment by Teva, in the amount of $750,000. This compound entered into an exploratory Phase I clinical study during the first quarter of 2012.  The primary objective of the study was to determine oral bioavailability of RX-3117 in humans.  On August 6, 2012, we released the results that the study demonstrated the oral bioavailability of RX-3117 in humans, and with no adverse events reported in the study. On December 7, 2012, Teva exercised the third investment option, which constituted the final closing of the Purchase Agreement, and we issued 2,083,333 shares for $750,000.  On December 27, 2012 we received $926,000 from Teva pursuant to a second amendment to the RELO for the further development of RX-3117. On July 15, 2013, we announced that Teva submitted an Investigational New Drug (“IND”) application for RX-3117 to the FDA. We anticipate that RX-3117 will enter a Phase I clinical trial in the second half of 2013.

RX-5902

RX-5902 is a first-in-class small molecule that inhibits the phosphorylated p68 RNA helicase, a protein that plays a key role in cancer growth, progression, and metastasis.  In July, 2012, we submitted an IND Application to the FDA for RX-5902.  As of June 30, 2013, we have incurred approximately $1,700,000 for the development of RX-5902.  RX-5902 may enter Phase I clinical trials during the third quarter of 2013.  We estimate the costs of the Phase I clinical study to be approximately $1,800,000.

Serdaxin and Zoraxel

We also have two clinical stage central nervous system candidates, Serdaxin and Zoraxel.  We developed Serdaxin for the treatment of depression and neurodegenerative disorders.  On November 4, 2011 we released results that the study showed Serdaxin did not demonstrate efficacy compared to a placebo group as measured by the Montgomery Asberg-Depression Rating Scale.  At this point, we are currently not allocating resources to further the development of Serdaxin and are looking for partners to fund clinical development.

We developed Zoraxel for the treatment of sexual dysfunction.  Given the results of the Serdaxin clinical trial, and the fact that Serdaxin and Zoraxel share a common ingredient, we are not allocating resources to further the development of Zoraxel, and are looking for partners to fund the clinical development.

Pre-clinical Pipeline

RX-0201-Nano, RX-0047-Nano and RX-21101 are all in a pre-clinical stage of development.   Through June 30, 2013, the costs incurred for development of these compounds to date have been approximately $2,482,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 per each compound.

In July, 2013, we signed an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer-Drug Conjugate Systems.  This platform combines existing chemotherapeutic agents with a proprietary polymer carrier that contains a signaling moiety which directs the drug into the tumor.  RX-21101 is our first drug candidate utilizing this platform, and is a conjugated form of docetaxel, a common chemotherapy agent.

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

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $4,055,248 for the six months ended June 30, 2013.  The operating cash flows during the six months ended June 30, 2013 reflect our net loss of $4,638,855 and a net increase of cash components of working capital and non-cash charges totaling $583,607.  Cash used in operating activities was $3,896,381 for the six months ended June 30, 2012.

Cash provided by investing activities was $521,313 for the six months ended June 30, 2013, consisted of a decrease in restricted cash of $522,922, offset by $1,609 for the purchase of equipment. Cash provided by investing activities for the six months ended June 30, 2012 was $2,517,874.

Cash provided by financing activities was $26,739 for the six months ended June 30, 2013 which consisted of an exercise by a warrant holder.  There was no cash provided by financing activities for the six months ended June 30, 2012.

For the six months ended June 30, 2013, we experienced a net loss of $4,638,855.  Our accumulated deficit as of June 30, 2013 was $67,950,138.

We have not yet generated commercial sales revenue and have been able to fund our operating losses to date through the sale of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the six months ended June 30, 2013, we had a net decrease in cash and cash equivalents of $3,507,196.  Total cash as of June 30, 2013 was $9,979,347 compared to $13,486,543 as of December 31, 2012.  Total cash, restricted cash, and marketable securities as of June 30, 2013 were $10,648,226.

On July 26, 2013 we closed on a registered direct public offering to issue and sell 11,400,000 shares of common stock and warrants to purchase up to 3,990,000 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.35 shares of common stock, at a price of $0.50 per share, and the warrants have an exercise price of $0.59 per share.  The total gross proceeds of the offering were $5,700,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date, and were recorded as liabilities at fair value.

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

Contractual Obligations

We have contracted with various vendors to provide research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from 2 months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2013, the total contract value of these agreements was approximately $20,888,410 and we made payments totaling $19,066,863 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

On June 22, 2009, we entered into a License Agreement with Korea Research Institute of Chemical Technology (KRICT) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of June 30, 2013, this milestone has not occurred.

On June 29, 2009, we signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  Under the leasing agreement, we pay our allocable portion of real estate taxes and common area operating charges in addition to our base rent.  We paid $40,199 and $39,219, for rent under this lease in the three months ended June 30, 2013 and 2012, respectively, and $80,398 and $78,437 for rent for the six months ended June 30, 2013 and 2012, respectively.  On June 7, 2013, we entered into the First Amendment to the lease agreement.  According to the terms of the amendment, we extended our lease term until June 30, 2019.  The amendment term begins on July 1, 2013 with an annual base rent of $100,210 and requires annual base rent increases over the next six years.

In connection with the lease agreement, we issued a letter of credit of $100,000 in favor of the lessor. On August 2, 2010 and July 1, 2011, the letter of credit was reduced to $50,000, and $37,500 respectively, per the lease agreement.  We have restricted cash equivalents of the same amount for the letter of credit.

On September 21, 2009, the Company closed on the Purchase Agreement with Teva, under which Teva purchased 3,102,837 shares of our common stock for $3.5 million. Contemporaneous with the execution and delivery of this agreement, the parties executed a research and the RELO pursuant to which the Company agreed to use $2,000,000 from the gross proceeds of the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On January 19, 2011, the Company entered into a second amendment to the Purchase Agreement in which Teva purchased 2,334,515 shares of the common stock of the Company for gross proceeds of $3,950,000, which the Company agreed to use for the further preclinical development of RX-3117.  On December 7, 2012, Teva exercised its option to purchase $750,000 of common stock, and we issued Teva 2,083,333 shares.  This constituted the third and final closing agreed to in the Purchase Agreement, and the use of these funds is not restricted.  On December 27, 2012, we received $926,000 of research funding for the development of RX-3117 from Teva in accordance with a second amendment to the RELO agreement, entered into on November 27, 2012.  We did not issue equity for this transaction.

The table below summarizes the investments made under the Purchase Agreement and RELO:

Date of Investment	Investment Amount	Shares Issued	Proceeds Remaining in Restricted Cash as of 6/30/13	Deferred Research and Development Arrangements Balance at 6/30/13
9/21/2009	$3,500,000	3,102,837	$-	$-
1/19/2011	3,950,000	2,334,515	-	-
12/7/2012	750,000	2,083,333	-	-
12/27/2012	926,000	-	531,379	531,379
Total	$9,126,000	7,520,685	$531,379	$531,379

On May 30, 2012, and June 22, 2011, we signed a one year renewal to use lab space commencing on July 1, 2012 and 2011, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the lease during the three and six months ended June 30, 2013 and 2012 was $13,662 and $27,324, respectively.  On June 24, 2013 we extended the agreement for another year with monthly rental payments of $4,554.

We established a 401(k) plan for our employees where we match 100% of the first 3% of the employee’s deferral plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated $20,531, and $17,873 for the three months ended June 30, 2013 and 2012, respectively.  Expense related to the matching contribution aggregated $38,247 and $36,337 for the six months ended June 30, 2013 and 2012 respectively.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $10,648,226 as of June 30, 2013.  Based on our current plans and our capital resources, we believe that our cash, restricted cash, and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next eighteen to twenty-four months which would entail focusing our resources on Phase II clinical trials of Archexin, Phase I clinical trials of RX-3117 and RX-5902, and the further development of our preclinical pipeline. Over the next twelve months, we expect to spend a minimum of approximately $2.1 million for Phase II clinical trials of Archexin.  We also expect to pay $1.3 million on the development of RX-3117 and RX-5902, $2.7 million for the development of our preclinical pipeline and general research and development costs, $3.0 million on general corporate expenses, and approximately $150,000 on facilities rent. These figures include our commitments described earlier under “Contractual Obligations” under this Item 2.  We will need to seek additional financing to implement and fund drug candidate development, clinical trial and research and development efforts to the maximum extent of our operating plan, including in-vivo animal and pre-clinical studies, clinical trials for new product candidates, as well as other research and development projects.  If we are not able to secure additional financing, we may not be able to implement and fund the research and development

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  These factors include the following:

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item1A.	Risk Factors.

There were no material changes to the risk factors as previously disclosed under item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 22, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, dated May 8, 2013, by and between Corporate Profile, LLC, and the Company, the Company issued 120,000 shares of common stock to Corporate Profile, LLC in consideration for investor relations services.  The shares of common stock were not registered under the Exchange Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from registration requirements provided by Section 4(2) of the Securities Act.

 Pursuant to an advisory service agreement, dated June 10, 2013, by and between Meyers Associated, L.P, and the Company, the Company issued 200,000 shares of common stock to Meyers Associates, L.P. in consideration for financial advisory services.  The shares of common stock were not registered under the Securities Act pursuant to the exemptions from registration requirements provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No	Description

10.1	Lease amendment dated as of June 7, 2013 by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: August 12, 2013		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: August 12, 2013		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated June 30, 2013

Exhibit No	Description	Location

10.1	Lease amendment dated as of June 7, 2013 by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith