Form 10-Q
period 2013-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2013-11-13
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 146,717,795 shares of common stock outstanding as of November 13, 2013.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

			Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements		3

	1)	Condensed Balance Sheet at September 30, 2013 (unaudited) and December 31, 2012	3

	2)	Condensed Statement of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012 and cumulative from March 19, 2001 (inception) to September 30, 2013	4

	3)	Condensed Statement of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012 and cumulative from March 19, 2001 (inception) to September 30, 2013	5

	4)	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		41

Item 3	Quantitative and Qualitative Disclosures About Market Risk		50

Item 4	Controls and Procedures		50

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		51

Item 1A	Risk Factors		51

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		51

Item 3	Defaults Upon Senior Securities		51

Item 4	Mine Safety Disclosures		51

Item 5	Other Information		52

Item 6	Exhibits		52

SIGNATURES			53

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,871,000	$13,486,543
Marketable securities (note 3)	100,000	100,000
Prepaid expenses and other current assets (note 4)	523,117	188,808
Total Current Assets	15,494,117	13,775,351
Restricted Cash Equivalents (note 16)	509,179	1,091,801
Equipment, Net (note 6)	70,419	52,156
Total Assets	$16,073,715	$14,919,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 7)	$750,242	$851,837

Deferred Research and Development Arrangements (note 8)	1,165,429	1,626,000

Other Liabilities (note 9)	114,588	65,417

Warrant Liabilities (note 13)	4,192,216	2,842,065

Total Liabilities	6,222,475	5,385,319
Commitments and Contingencies (note 16)
Stockholders’ Equity (note 11):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 134,457,144 and 119,443,194 issued and 134,442,939 and 119,428,989 outstanding	13,446	11,944
Additional paid-in capital	79,957,246	72,861,738
Accumulated deficit during the development stage	(70,091,042)	(63,311,283)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	9,851,240	9,533,989

Total Liabilities and Stockholders’ Equity	$16,073,715	$14,919,308

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					Cumulative
					from March 19,
					2001
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(Inception) to September 30,
	2013	2012	2013	2012	2013
Revenues:
Research	$-	$-	$-	$-	$-

Expenses:
General and administrative	932,762	600,242	3,001,460	2,071,008	33,061,604
Research and development	781,281	1,066,245	2,258,877	3,127,201	37,537,376
Patent fees	100,199	122,571	357,906	302,533	2,890,010
Depreciation and amortization	9,645	10,721	28,196	32,163	711,119

Total Expenses	1,823,887	1,799,779	5,646,439	5,532,905	74,200,109

Loss from Operations	(1,823,887)	(1,799,779)	(5,646,439)	(5,532,905)	(74,200,109)

Other Income (Expense)
Realized loss on marketable securities .	-	-	-	-	(13,301)
Interest income	13,293	6,641	34,744	17,184	1,477,143
Interest expense	-	-	-	-	(301,147)
Other income	-	-	-	-	56,047
Unrealized (loss)/gain on fair value of warrants	(217,751)	(1,195,932)	(1,055,505)	(655,545)	3,284,476
Unrealized gain on fair value of put feature on common stock	-	-	-	-	2,315,539
Financing expense	(112,559)	-	(112,559)	-	(1,084,690)
Beneficial conversion feature	-	-	-	-	(1,625,000)
Total Other Income (Expense)	(317,017)	(1,189,291)	(1,133,320)	(638,361)	4,109,067

Loss Before Provision for Income Taxes	(2,140,904)	(2,989,070)	(6,779,759)	(6,171,266)	(70,091,042)
Provision for income taxes	-	-	-	-	-
Net Loss	$(2,140,904)	$(2,989,070)	$(6,779,759)	$(6,171,266)	$(70,091,042)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	130,466,114	95,345,656	123,188,044	95,345,656

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(6,779,759)	$(6,171,266)	$(70,091,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	200,800	-	2,330,677
Depreciation and amortization	28,196	32,163	711,119
Stock-based compensation	494,037	202,537	6,302,653
Amortization of deferred research and development arrangements	(460,571)	(56,250)	(1,260,571)
Note receivable (Note 5)	-	18,682	-
Realized losses on marketable securities	-	-	13,301
Unrealized loss/(gain) on fair value of warrants	1,055,505	655,545	(3,284,476)
Unrealized gain on fair value of put feature on common stock	-	-	(2,315,539)
Financing expense	112,559	-	1,084,690
Amortization of deferred lease incentive	(13,111)	(15,000)	(83,111)
Deferred lease expenses	7,622	(13,739)	43,039
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(279,649)	115,145	(468,457)
Accounts payable and accrued expenses	(101,595)	(313,898)	750,242
Net Cash Used in Operating Activities	(5,735,966)	(5,546,081)	(64,356,343)
Cash Flows from Investing Activities:
Restricted cash equivalents	582,622	1,214,592	(509,179)
Purchase of equipment	(46,459)	-	(611,454)
Purchase of marketable securities	-	-	(21,123,960)
Proceeds from sales of marketable securities	-	1,850,000	21,010,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used In) Investing Activities	536,163	3,064,592	(1,590,150)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	5,173,155	-	68,107,379
Proceeds from exercise of stock options	90,000	-	260,082
Proceeds from exercise of stock warrants	1,321,105	-	4,902,442
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research and development arrangements	-	-	2,426,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	6,584,260	-	80,817,493
Net Increase (Decrease)in Cash and Cash Equivalents	1,384,457	(2,481,489)	14,871,000
Cash and Cash Equivalents – beginning of period	13,486,543	9,861,488	-
Cash and Cash Equivalents - end of period	$14,871,000	$7,379,999	$14,871,000

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows (continued)
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$1,406,441	$-	$15,098,084
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$1,111,795	$-	$7,292,455
Leasehold improvement incentive	$54,660	$-	$154,660
Settlement of lawsuit	$-	$-	$43,953

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, or “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $70,091,042 at September 30, 2013 and anticipates incurring losses through the remainder of fiscal year 2013 and beyond.  The Company has not yet generated commercial sales revenue and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash and cash equivalents, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, including the proceeds received from the registered direct offering as described in Note 18, will be sufficient to cover its cash flow requirements for approximately the next 24 months.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2013 and December 31, 2012, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012 have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2013. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements for the year ended December 31, 2012 included in the 2012 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from these estimates.  These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncement Affecting the Company

Comprehensive Income

In February, 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting reclassifications from comprehensive income to net income.  The new guidance requires that a company present the effects on line items of net income of significant amounts reclassified out of accumulated other comprehensive income, and additional referencing and disclosure regarding these items.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2012.  The Company adopted this guidance during the quarter ended March 31, 2013.  There was no material impact on the Company’s financial statements due to the adoption of this guidance.

3.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

	Cost	Gross Unrealized	Fair
Securities available-for-sale	Basis	Gains/(Losses)	Value
September 30, 2013:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2012:
State and municipal obligations	$100,000	$-	$100,000

Amortized cost and fair value at September 30, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

	Cost	Fair
Maturity	Basis	Value
10 years or more	$100,000	$100,000

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2013	2012

Deposits on contracts	$35,490	$12,818
Other assets	487,627	175,990

	$523,117	$188,808

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Other assets include prepaid general and administrative expenses, such as insurance and rent.

5.	Note Receivable

On June 16, 2010, Amarex, LLC (“Amarex”) executed a note payable to the Company in settlement of a contract dispute.  The Company settled the dispute with Amarex for $100,000 less a balance owed of $43,953.  The principal sum of the note was $56,047, and is included in other income in the Company’s cumulative statement of operations.  Monthly payments of $2,335 began on September 1, 2010 and continued until August 1, 2012 at which time the balance was paid in full.  The note did not bear interest.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

6.	Equipment, Net

	September 30,	December 31,
	2013	2012

Furniture and fixtures	$58,171	$34,200
Office equipment	39,024	81,074
Lab and computer equipment	425,195	430,261
Leasehold improvements	119,841	119,841

Total fixed assets	642,231	665,376
Less: Accumulated depreciation	(571,812)	(613,220)

Net carrying amount	$70,419	$52,156

Depreciation expense was $9,645 and $10,721 for the three months ended September 30, 2013 and 2012, respectively, and $28,196 and $32,163 for the nine months ended September 30, 2013 and 2012, respectively.

7.	Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2013	2012

Trade payables	$267,362	$250,682
Accrued expenses	21,693	76,289
Accrued research and development contract costs	290,002	452,577
Payroll liabilities	171,185	72,289

	$750,242	$851,837

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

The Company is using 20 years as its basis for recognition and accordingly, research and development expenses were reduced by $18,750 and $56,250 for the three and nine months ended September 30, 2013 and 2012, respectively.  The remaining $693,750 and $750,000 to be amortized at September 30, 2013 and December 31, 2012, respectively, are reflected as deferred research and development arrangements on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2015.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

On September 21, 2009, the Company closed on a securities purchase agreement (the “Purchase Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (the “RELO Agreement”) pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On November 27, 2012, the Company and Teva entered into a second amendment to the RELO Agreement, pursuant to which Teva provided the Company with an additional $926,000 of research funding for the development of RX-3117, which was recorded as restricted cash on the Company’s balance sheet.  The contribution from the second amendment was recorded in deferred research and development arrangements on the balance sheet.  Costs incurred for the development of RX-3117 are paid from restricted cash, reduce the deferred research and development arrangement and therefore, are not an expense in the Company’s statement of operations.  As of September 30, 2013 and December 31, 2012, the Company had proceeds remaining of $471,679 and $876,000, respectively, which are included in deferred research and development arrangements on the balance sheet.  During the three and nine months ended September 30, 2013, $59,700 and $404,321 were reduced from the deferred research and development arrangement for costs incurred for the development of RX-3117, respectively.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result, the RELO Agreement was terminated.  The proceeds remaining from the restricted cash either will be used to pay for unbilled expenses or will be returned to Teva.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

9.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five-year office lease agreement (the “Original Lease”) as disclosed in Note 16.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs, and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

On June 7, 2013, the Company entered into the first amendment to the lease agreement, also disclosed in Note 16. According to the terms of the amendment, the Company extended the lease term until June 30, 2019, and the amendment term began on July 1, 2013.  The lessor agreed to grant an additional leasehold improvement allowance of $54,660 to the Company to be used for the further construction to the leased property and furniture and equipment.  The Company accounts for this benefit, including the unamortized portion from the Original Lease, as a reduction of rental expense over the six-year amended term of the lease.

The following table sets forth the cumulative deferred lease incentive:

	September 30,	December 31,
	2013	2012

Deferred lease incentive	$154,660	$100,000
Less accumulated amortization	(83,111)	(70,000)

Balance	$71,549	$30,000

Deferred Office Lease Expense

The original and amended lease agreements, disclosed above, require an initial annual base rent with annual increases over the next six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $43,039 and $35,417 as of September 30, 2013 and December 31 2012, respectively.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of shares of common stock outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that would then share in earnings, and such calculation excludes common shares in treasury.   As of September 30, 2013 and December 31, 2012, there were stock options and warrants to acquire 32,358,209 and 29,397,937 shares of our common stock, respectively, which are the potentially dilutive securities of the Company.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

11.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to September 30, 2013:

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

g)	On August 20, 2003, the Company issued 500,000 shares of common stock to KT&G Corporation for cash consideration of $2,000,000.

h)	On October 29, 2004, an option holder exercised options to purchase shares of common stock for cash of $1,800, and the Company issued an aggregate of 1,500 shares.

i)
Pursuant to the agreement and plan of merger that occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn, Corp (“Rexahn”) (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals’ common stock and (iii) the par value of Rexahn’s common stock was adjusted to reflect the par value of Corporate Road Show Com Inc. (“CRS”) common stock. In the acquisition merger, 289,780,000 pre‑reverse stock split CRS shares were converted into 2,897,802 post‑reverse stock split Rexahn Pharmaceuticals shares, and an additional 500,000 post‑reverse stock split Rexahn Pharmaceuticals shares were issued to a former executive of CRS.  All shares and earnings per share information have been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act of 1993, as amended, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and paid $7,500 in cash in exchange for legal services from W. Rosenstadt and Steve Sanders.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

l)
On December 2, 2005, the holders of a convertible note that was issued on August 8, 2005 and, represented an aggregate principal amount of $1,300,000, exercised their option to convert the entire principal amount of the note into the Company’s common stock.  Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company’s common stock for cash of $9,600, and the Company issued an aggregate of 40,000 shares.

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,200, and the Company issued an aggregate of 5,000 shares.

o)
On April 12, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,409, and the Company issued an aggregate of 14,205 shares.  On the same date, the Company agreed to repurchase common stock from the option holder based on the then market price for treasury in exchange for the aggregate purchase price of $28,410 in cash.

p)
On May 13, 2006, holders of the $3,850,000 of convertible notes issued on February 28, 2005, exercised their rights to convert the entire principal amount of the notes into shares of the Company’s common stock.    Based on a $1.00 per share conversion price, the Company issued 3,850,000 shares of common stock in connection with the conversion.

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400, and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800, and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000, and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $14,400, and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $15,600, and the Company issued an aggregate of 19,500 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

w)
On December 18, 2007, the Company issued 4,857,159 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased, in a private placement at a price of $1.40 per unit for total gross proceeds of $6,800,023.  One warrant will entitle the holder to purchase an additional share of common stock at an exercise price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value.  Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds.  Private placements costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilution protection to investors. The anti-dilution protection provision is structured to protect a holder’s position from being diluted, contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value.  The Company revalues these liabilities each reporting period, with the unrealized (loss) gain recorded as other income (expense).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,800,023

Allocated to liabilities:
Warrant liabilities	1,392,476
Less: Warrants allocated to placement agent	(138,326)
Put feature on common stock	4,401,169
Total allocated to liabilities	5,655,319

Allocated to equity:
Common stock and additional paid-in capital	1,144,704

Total allocated gross proceeds:	$6,800,023

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000, and the Company issued an aggregate of 75,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

y)
On March 20, 2008, the Company issued 642,858 units consisting of one share of the Company’s common stock and one warrant for every five common shares purchased in a private placement at a price of $1.40 per unit for total gross proceeds of $900,001.  One warrant will entitle the holder to purchase an additional share of common stock at an exercise price of $1.80 at any time over a period of three years from the date of the closing.  The Company has recorded the warrants as liabilities at fair value.  The Company extended anti-dilution protection to investors.   The anti-dilution protection provision is structured to protect a holder’s position from being diluted, contains a price protection based on a mathematical calculation, and is recorded as a liability at fair value.  The Company revalues these liabilities each reporting period, with the unrealized (loss)/gain recorded as other income (expense).

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$900,001

Allocated to liabilities:
Warrant liabilities	190,917
Put feature on common stock	553,569
Total allocated to liabilities	744,486

Allocated to common stock and additional paid-in capital	155,515

Total allocated gross proceeds:	$900,001

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $7,200, and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued an aggregate of 10,000 shares.

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

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,600, and the Company issued an aggregate of 15,000 shares.

af)
On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for net proceeds of $3,371,340, which includes $128,659 of stock issuance costs.

ag)
On October 23, 2009, the Company closed on a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for gross proceeds of $5,000,000, which includes $351,928 of stock issuance costs.  The investors were also issued warrants to purchase 2,125,334 shares of common stock at an exercise price of $1.00 per share, exercisable on or after the date of delivery until the five-year anniversary, and were recorded as liabilities at fair value. The closing costs included 245,932 warrants valued at $101,693 and were recorded as a financing expense.

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

ao)
On June 30, 2010, the Company closed on a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for gross proceeds of $10,000,000, which includes $681,773 of stock issuance costs.  The investors were also issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.90 per share, exercisable from date of delivery until the four-year anniversary of that date.  These warrants were valued at $1,800,800 and recorded as liabilities at fair value.  The closing costs included 200,000 warrants valued at $180,080 and were recorded as a financing expense.

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	1,980,880
Less: Warrants allocated to placement agent	(180,080)
Total allocated to liabilities	1,800,800

Allocated to equity:
Common stock and additional paid-in capital	8,199,200

Total allocated gross proceeds:	$10,000,000

ap)	In November 2010, warrant holders exercised 936,883 cashless warrants to obtain shares of the Company’s common stock, and the Company issued an aggregate of 247,491 shares.

aq)	In December 2010, warrant holders exercised 530,900 cashless warrants to obtain shares of the Company’s common stock, and the Company issued an aggregate of 126,195 shares.

ar)
On January 19, 2011, the Company issued 2,334,515 shares of common stock at a purchase price of $1.69 per share to an institutional investor for net proceeds of $3,926,397, which includes $23,603 of stock issuance costs.

as)	On February 15, 2011, a warrant holder exercised warrants to purchase shares of the Company’s common stock for cash of $215,104, and the Company issued 209,042 shares.

at)	On February 28, 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000, and the Company issued 25,000 shares.

au)	On March 11, 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued 50,000 shares.

av)	On March 28, 2011, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $102,857, and the Company issued 124,917 shares.

aw)
On March 31, 2011, the Company closed on a purchase agreement to issue 8,333,333 shares of common stock at a price of $1.20 per share to five institutional investors for gross proceeds of $10,000,000, which includes $706,124 of cash stock issuance costs.  The investors were also issued warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.50 per share, exercisable on or after six months after the closing date until the five-year anniversary of the initial exercise date.  These warrants were valued at $2,826,666 and recorded at fair value.  The closing costs included 208,333 warrants valued at $97,667 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	2,924,333
Less: Warrants allocated to placement agent	(97,667)
Total allocated to liabilities	2,826,666

Allocated to equity:
Common stock and additional paid-in capital	7,173,334

Total allocated gross proceeds:	$10,000,000

ax)	In September 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $22,040, and the Company issued 28,000 shares.

ay)	In October 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $19,200, and the Company issued 80,000 shares.

az)
On December 4, 2012 the Company closed on an underwritten public offering to issue and sell 19,130,435 shares of common stock and warrants to purchase up to 10,521,739 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.55 shares of common stock, at a price of $0.33 per share, and the warrants have an exercise price of $0.472 per share.  Pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase an additional 2,869,565 shares of common stock and warrants to purchase 1,578,261 shares of common stock.  On December 4, 2012, the underwriters partially exercised this option, and 869,565 units, consisting of 869,565 shares and 478,261 warrants were issued.  On December 10, 2012, the underwriters exercised the remaining overallotment option, and the Company issued 2,000,000 units, consisting of 2,000,000 shares and 1,100,000 warrants.  The total gross proceeds of the offering were $7,260,000.  The warrants issued are exercisable on the closing date until the five-year anniversary of the closing date, and were recorded as liabilities at fair value.

The closing costs of $977,434 included 880,000 warrants valued at $163,096, and $814,338 for underwriter’s discounts and professional and other fees.   Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $332,108 as financing expense, and $645,326 as stock issuance costs.

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

bd)	On June 21, 2013, a warrant holder exercised warrants to purchase shares of the Company’s common stock for cash of $26,739, and the Company issued 56,650 shares.

be)	In July, 2013 option holders exercised options to purchase shares of the Company’s common stock for cash of $36,000, and the Company issued 150,000 shares.

bf)
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

The closing costs of $637,334 included 456,000 warrants valued at $110,489, and $526,845 for placement agent and other fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $112,559 to financing expense and $524,775 as stock issuance costs.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,700,000

Allocated to liabilities:
Warrant liabilities	1,406,441
Less: Warrants allocated to placement agent	(110,489)
Total allocated to liabilities	1,295,952

Allocated to equity:
Common stock and additional paid-in capital	4,404,048

Total allocated gross proceeds:	$5,700,000

bg)	In July 2013 warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $1,199,966 and the Company issued 2,542,300 shares.

bh)
On August 1, 2013, the Company issued 120,000 shares of stock to a vendor in exchange for investor relations services.  The market value of the stock issued was $0.53, and the total market value of the issuance was $63,600.

bi)	In August, 2013 warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $94,400, and the Company issued 200,000 shares.

bj)	In September, 2013 option holders exercised options to purchase shares of the Company’s common stock for cash of $54,000, and the Company issued 225,000 shares.

12.	Stock-Based Compensation

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of September 30, 2013, there were 425,000 options outstanding, and 16,575,000 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, however, previously issued options under the 2003 Plan remain outstanding until their expiration.  As of September 30, 2013, there were 9,056,795 outstanding options under the 2003 Plan.

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

Accounting for Employee Awards

The Company’s results of operations for the three months ended September 30, 2013 and 2012 include share-based employee compensation expense totaling $65,502 and $44,905 respectively.  The Company’s results of operations for the nine months ended September 30, 2013 and 2012 include share based compensation expense totaling $485,984 and $160,037, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $2,213 and $15,706 for the three months ended September 30, 2013 and 2012, respectively.  Stock compensation expenses related to non-employee options was $8,053 and $42,500 for the nine months ended September 30, 2013 and 2012, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2013 and 2012, and the period from inception (March 19, 2001) to September 30, 2013 is as follows:

					Cumulative from
	Three Months Ended September 30,		Nine Months Ended September 30,		March 19, 2001 (Inception) to
	2013	2012	2013	2012	September 30, 2013
Statement of operations line item:
General and administrative:
Payroll	$53,459	$25,932	$444,373	$100,097	3,065,802
Consulting and other professional fees	-	10,470	3,893	32,965	814,348
Research and development:
Payroll	12,043	18,973	41,611	59,940	1,089,668
Consulting and other professional fees	2,213	5,236	4,160	9,535	1,332,835

Total	$67,715	$60,611	$494,037	$202,537	6,302,653

Summary of Stock Option Transactions

There were 1,200,000 stock options granted at an exercise price of $0.37 with a fair value of $320,465, 550,000 stock options granted at an exercise price of $0.31 with a fair value of $122,497, 250,000 stock options granted at an exercise price of $0.39 and a fair value of $69,529, 300,000 stock options granted at an exercise price of $0.50 and a fair value of $107,086, and 125,000 stock options granted at an exercise price of $0.61 and a fair value of $54,819 during the nine months ended September 30, 2013.  The 1,200,000 options granted at an exercise price of $0.37 were awarded pursuant to an employment agreement with our new Chief Executive Officer, who joined the Company in February 2013.  Per that employment agreement, these options vested immediately, and therefore, the entire fair value of those options were expensed upon grant. There were 75,000 stock options granted at an exercise price of $0.48 and a fair value of $26,835 and 170,000 stock options granted at an exercise price of $0.38 and a fair value of $47,589 during the nine months ended September 30, 2012.

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

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2013	2012
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	94-96%	99-101%
Risk free interest rate	0.75-1.39%	0.62-0.89%
Expected term (in years)	5 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	7,741,795	$1.03	7,646,795	$1.05
Granted	2,425,000	0.39	245,000	0.41
Exercised	(375,000)	0.24	-	-
Expired	(225,000)	0.34	-	-
Cancelled	(85,000)	0.80	(150,000)	1.15

Outstanding at September 30	9,481,795	$0.92	7,741,795	$1.03

The following table summarizes information about stock options outstanding as of September 30, 2013 and December 31, 2012.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at
September 30, 2013	9,481,795	$0.92	4.9 years	$209,717

Exercisable at
September 30, 2013	8,106,795	$0.99	4.1 years	$115,267

Outstanding at
December 31, 2012	7,741,795	$1.03	3.9 years	$41,706

Exercisable at
December 31, 2012	7,176,795	$1.04	3.5 years	$41,706

The total intrinsic value of the options exercised was $91,300 for the three and nine months ended September 30, 2013.  There were no options exercised during the three and nine months ended September 30, 2012.  The weighted average fair value of the options vested was $0.36 and $0.92 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of the Company’s unvested shares as of September 30, 2013 and changes during the nine months ended September 30, 2013 is presented below:

	2013
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2013	565,000	$0.66
Granted	2,425,000	$0.28
Vested	(1,597,500)	$0.36
Cancelled	(17,500)	$0.36

Unvested at September 30, 2013	1,375,000	$0.34

As of September 30, 2013 and December 31, 2012, there was $342,322 and $172,532 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.9 years and 1.0 years, respectively.

13.	Warrants

As of September 30, 2013, warrants to purchase 22,876,414 shares were outstanding, having exercise prices ranging from $0.41 to $1.90 and expiration dates ranging from May 19, 2014 to July 26, 2018.

	2013		2012
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	21,656,142	$0.89	8,676,142	$1.53
Issued during the period	4,446,000	0.59	-	$-
Exercised during the period	(2,798,950)	0.47	-	$-
Expired during the period	(426,778)	1.67	-	$-

Balance, September 30	22,876,414	$0.87	8,676,142	$1.53

At September 30, 2013 and December 31, 2012, the average remaining contractual life of the outstanding warrants was 3.3 and 3.8 years, respectively.

The warrants issued to investors in the December 2007, March 2008, May 2009, October 2009, June 2010, March 2011 and December 2012 offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange).   If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013 offering contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration. In addition, the warrants issued in the May 2009, October 2009, June 2010, March, 2011, December 2012, and July, 2013 offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws is not available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Because the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is unlikely and therefore estimates the probability of entering into a fundamental transaction to be 5%.  For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

The warrants issued in December 2007 and March 2008 were not only subject to traditional anti-dilution protection, such as for stock splits and dividends, but also were subject to down-round anti-dilution protection. Accordingly, if the Company sold common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants will adjust to that lower amount.  The Lattice model used to value the warrants with down-round anti-dilution protection provides for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants. Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provided for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Binomial Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The significant unobservable inputs used in the fair value measurement of the warrants include management’s estimate of the probability that a fundamental transaction may occur in the future.  Significant increases (decreases) in the probability of occurrence would result in a significantly higher (lower) fair value measurement.

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	-	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	10,578	35,311	1,306,200
Warrants to placement agent	1,097	3,489	122,257
October 23, 2009 financing:
Warrants to institutional investors	44,834	73,454	1,012,934
Warrants to placement agent	-	41	101,693
June 30, 2010 financing
Warrants to institutional investors	7,800	12,200	1,800,800
Warrants to placement agent	-	20	180,080
March 31, 2011 financing:
Warrants to institutional investors	359,667	306,333	2,826,666
Warrants to placement agent	-	83	97,667
December 4, 2012 financing:
Warrants to institutional investors	2,453,617	2,263,910	2,474,120
Warrants to placement agent	207,592	147,224	163,096
July 26, 2013 financing:
Warrants to institutional investors	1,023,036	-	1,295,952
Warrants to placement agent	83,995	-	110,489
Total:	$4,192,216	$2,842,065	$15,098,084

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	September 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	-	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	-	18,445	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	-	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333	3,333,333
Warrants to placement agent	-	208,333	208,333
December 4, 2012 financing:
Warrants to institutional investors	9,301,050	12,100,000	12,100,000
Warrants to placement agent	880,000	880,000	880,000
July 26, 2013 financing:
Warrants to institutional investors	3,990,000	-	3,990,000
Warrants to placement agent	456,000	-	456,000
Total:	22,876,414	21,656,142	32,533,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

March 20, 2008 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.95%
Equivalent volatility	-	-	97%
Equivalent risk-free rate	-	-	1.31%
Estimated additional shares to be issued upon dilutive event	-	-	7,479

June 5, 2009 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.45	$0.31	$1.14
Estimated future volatility	100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.10%	0.16%	0.63-4.31%
Equivalent volatility	79%	92%	103-117%
Equivalent risk-free rate	0.03%	0.11%	0.20-1.44%

October 23, 2009 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.45	$0.31	$0.69
Estimated future volatility	100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.10%	0.16-0.34%	2.63-3.80%
Equivalent volatility	73%	74-93%	98-99%
Equivalent risk-free rate	0.05%	0.06-0.13%	0.93-1.16%

June 30, 2010 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.45	$0.31	$1.43
Estimated future volatility	100%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.10%	0.16-0.34%	1.78%
Equivalent volatility	73%	74-75%	98%
Equivalent risk-free rate	0.05%	0.06%	0.59%

March 31, 2011 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.45	$0.31	$1.18
Estimated future volatility	100%	93-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.23%	0.16-0.58%	1.32-3.64%
Equivalent volatility	80%	74-89%	79-96%
Equivalent risk-free rate	0.25%	0.06-0.23%	0.39-1.09%

December 4, 2012 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.45	$0.31	$0.30-0.33
Estimated future volatility	71-100%	85-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.23-2.53%	0.58-1.26%	0.52-1.065%
Equivalent volatility	80-81%	88%	88-90%
Equivalent risk-free rate	0.20-0.32%	0.21-0.32%	0.22-0.31%

July 26, 2013 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.45	-	$0.53
Dividend	-	-	-
Equivalent volatility	80%	-	78-80%
Equivalent risk-free rate	0.23-0.50%	-	0.20-0.48%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
December 18, 2007 financing	$-	$-
March 20, 2008 financing	-	-
June 5, 2009 financing:
Series I warrants	-	-
Series II warrants	-	-
Series III warrants	(5,336)	(172,355)
Warrants to placement agent	(410)	(16,121)
October 23, 2009 financing:	-
Warrants to institutional investors	2,580	(176,511)
Warrants to placement agent	-	(1,586)
June 30, 2010 financing
Warrants to institutional investors	(4,600)	(187,200)
Warrants to placement agent	-	(7,200)
March 31, 2011 financing:
Warrants to institutional investors	(33,334)	(624,000)
Warrants to placement agent	-	(10,959)
December 4, 2012 financing:
Warrants to institutional investors	(464,181)	-
Warrants to placement agent	(11,880)	-
July 26, 2013 financing:
Warrants to institutional investors	272,916	-
Warrants to placement agent	26,494	-
Total:	$(217,751)	$(1,195,932)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Cumulative from March 19, 2001 (Inception) to September 30, 2013
December 18, 2007 financing	$-	$-	$50,722
March 20, 2008 financing	-	-	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	(2,191,175)
Series III warrants	24,733	(101,266)	1,295,622
Warrants to placement agent	2,392	(9,118)	106,780
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	28,620	(89,422)	(81,140)
Warrants to placement agent	41	(1,016)	(135,938)
June 30, 2010 financing
Warrants to institutional investors	4,400	(112,600)	1,793,000
Warrants to placement agent	20	(5,060)	180,080
March 31, 2011 financing:
Warrants to institutional investors	(53,334)	(329,667)	2,466,999
Warrants to placement agent	83	(7,396)	97,667
December 4, 2012 financing:
Warrants to institutional investors	(1,301,502)	-	(1,091,292)
Warrants to placement agent	(60,368)	-	(44,496)
July 26, 2013 financing:
Warrants to institutional investors	272,916	-	272,916
Warrants to placement agent	26,494	-	26,494
Total:	$(1,055,505)	$(655,545)	$3,284,476

14.	Put feature on Common Stock

The anti-dilution provision extended in the December 2007 and March 2008 financings is a financial instrument separate and apart from the share. It is a freestanding written put option on the Company’s common stock.  As an enterprise value put, the contracts’ value moves inversely with the value of the underlying common stock which, under ASC 480, is not consistent with the general concepts or criteria for equity classified financial instruments. Accordingly, the written put was required to be classified as a liability under ASC 480 and recorded at fair value each reporting period, while the common stock achieved equity classification. Changes in the fair value of the anti-dilution make-whole provision are reported as “unrealized gain on fair value of put feature on common stock.”

The anti-dilution make-whole provisions associated with the common stock, were valued using a probability-weighting of put values provided by the Lattice model.  Additional value would result from the put upon an increase in the exercise price or upon decrease of the trading market price in the future. Since the exercise price is based on the actual sales price of the stock issued, it is not subject to adjustment unless there is an actual dilutive event. Therefore, the mechanism for determining the value of the put was to adjust the stock price input into the Lattice model based on the Company’s estimated future stock price.  A Random Walk Brownian Motion Stochastic Process (“Brownian”) technique was used to estimate the market price at several points in the future (e.g. at inception, six months, 12 months, 18 months and 24 months) over the term of the put to determine if the stock price will be expected to decrease over the related interval of time. Brownian is a continuous stochastic process that is widely used in financing for modeling random behavior that evolves over time, and a stochastic process is a sequence of events or paths generated by probabilistic laws. At each interval, the Brownian technique was run and the simulation returned the mean stock price (the “expected stock price”).

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

 The following table summarizes the fair value of the anti-dilution provision recorded at fair value as liabilities:

Fair Values:	September 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	September 30, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

March 20, 2008 financing:	September 30, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-$2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of September 30, 2013 or December 31, 2012, or no changes in the fair value for the three and nine months ended September 30, 2013 and 2012.

Changes in the fair value of the anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Three and Nine Months Ended September 30, 2013	Three and Nine Months Ended September 30, 2012	Cumulative from March 19, 2001 (Inception) to September 30, 2013
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	-	167,121
Total:	$-	$-	$2,315,539

15.	Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2013 and 2012 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2013 and December 31, 2012, the Company had unused net operating loss carry-forwards of approximately $66,908,000 and $61,780,000 which expire at various dates through 2033.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2013 and December 31, 2012, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	September 30,	December 31,
	2013	2012

Net Operating Loss Carryforwards	$26,094,100	24,094,200
Stock Option Expense	2,000,400	1,843,000
Book tax differences on assets and liabilities	346,900	352,500
Valuation Allowance	(28,441,400)	(26,289,700)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2010 through 2013 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

16.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2013, the total estimated cost to be incurred under these agreements was approximately $21,511,134 and the Company had made payments totaling $19,482,775 since inception under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and four of its key executives currently have outstanding employment agreements,.  The agreements result in annual commitments for each key executive of $330,000, $285,000, $250,000, and $250,000, respectively.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of September 30, 2013, the milestone has not occurred.

d)
On June 29, 2009, the Company signed a five year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement required annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended September 30, 2013 and 2012, including the amendment terms described below, was $18,789 and $40,199, respectively. Rent paid under the Company’s lease during the nine months ended September 30, 2013 and 2012 was $99,187 and $118,636.

On June 7, 2013 the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amendment term began on July 1, 2013 with a base rent of $100,210 and requires annual base rent increases over the next six years.

Future rental payments over the next five years and thereafter are as follows:

For the remaining three months ending December 31:	2013	$18,789
For the year ending December 31:	2014	139,675
	2015	156,000
	2016	159,881
	2017	163,871
	2018 and thereafter	252,994

	Total	$891,210

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  On August 2, 2010, and July 1, 2011 the letter of credit was amended and reduced to $50,000 and $37,500, respectively.  The Company has restricted cash equivalents of the same amount for the letter of credit.

e)
On September 21, 2009, the Company closed on the Purchase Agreement with Teva, and contemporaneous with the execution and delivery of this agreement, the parties executed the RELO Agreement, pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On December 27, 2012 the Company received $926,000 from Teva in accordance with a second amendment to the RELO Agreement, entered into on November 27, 2012 for the development of RX-3117.  The Company did not issue equity for this transaction.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result the RELO Agreement was terminated.  The remaining proceeds of $471,679, which is included in restricted cash equivalents at September 30, 2013 either will be used to pay for unbilled expenses or will be returned to Teva.

f)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $21,837 and $16,207 for the three months ended September 30, 2013, and 2012, respectively, and $60,084 and $52,545 for the nine months ended September 30, 2013 and 2012, respectively.

g)
On June 24, 2013 and May 30, 2012, the Company signed a one year renewal to use lab space commencing on July 1, 2013 and 2012, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and nine months ended September 30, 2013 and 2012 was $13,662 and $27,324.

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

The three levels are described below:

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;
Level 2 Inputs —	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3 Inputs —	Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

	Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$509,179	$471,679	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$609,179	$571,679	$37,500	$-

Liabilities:
Warrant Liabilities	$4,192,216	-	-	$4,192,216

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$1,091,801	$1,054,301	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$1,191,801	$1,154,301	$37,500	$-

Liabilities:
Warrant Liabilities	$2,842,065	-	-	$2,842,065

As of September 30, 2013 and December 31, 2012, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 16, and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds that are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities is disclosed in Note 13.

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses, and other current assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the nine months ended September 30, 2013 and 2012 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2013	$2,842,065
Additions	1,406,441
Unrealized losses, net	1,055,649
Unrealized gains on expiration	(144)
Transfers out of level 3	(1,111,795)
Balance at September 30, 2013	$4,192,216

Warrant Liabilities
Balance at January 1, 2012	$868,725
Additions	-
Unrealized losses, net	655,545
Unrealized gains on expiration	-
Transfers out of level 3	-
Balance at September 30, 2012	$1,524,270

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.   There were no significant transfers in and out of Levels 1 and 2 for the nine months ended September 30, 2013 and 2012.

18.	Subsequent Events

In October 2013, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $888,562, and the Company issued an aggregate of 1,882,547 shares.

On October 16, 2013, the Company closed on a registered direct public offering to issue and sell 10,192,309 shares of common stock and warrants to purchase up to 3,567,309 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.35 shares of common stock, at a price of $0.52 per share, and the warrants have an exercise price of $0.575 per share.  The total gross proceeds of the offering were $5,300,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date and will be recorded as liabilities at fair value.  The Company is in the process of determining the fair value of the warrants and total closing costs for this transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

 Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “believe,” “estimate,” “expect,” “anticipate,” “may,” “intend” and other similar expressions, are intended to identify forward-looking statements.  We caution that forward-looking statements are based largely on our expectations, and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements may differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other filings with the SEC.

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

We are a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs. Our pipeline features one drug candidate in Phase II clinical trials, one candidate in a Phase I clinical trial, one candidate that may enter Phase I clinical trials in the next twelve months, and several other drug candidates in pre-clinical development. Our strategy is to continue building a significant product pipeline of innovative medicines that we will commercialize alone or with pharmaceutical partners.

Since our inception, our efforts and resources have been focused primarily on developing our pharmaceutical technologies, raising capital and recruiting personnel.  As a development stage company, we have no product sales to date, and we will not generate any product sales until we receive approval from the Food and Drug Administration (the “FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates.  Our major sources of working capital have been proceeds from various private financings, primarily private sales of common stock and debt securities and collaboration agreements with our strategic investors.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and September 30, 2012

Total Revenues

We had no revenues for the three and nine months ended September 30, 2013 or 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $332,520, or 55.4%, to $932,762 for the three months ended September 30, 2013 from $600,242 for the three months ended September 30, 2012.  The increase is primarily attributable to an increase in investor relations services and advisory services.  During the three months ended September 30, 2013, we engaged multiple firms to provide investment banking, investor relations and advisory services, compared to one during the three months ended September 30, 2012, and some of these firms were compensated with compensatory stock in addition to cash payments. The total amount of compensatory stock expensed during the three months ended September 30, 2013 was approximately $110,000.  General and administrative expenses also increased due to legal and professional fees associated with the termination of the research and exclusive license option agreement (the “RELO Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and the establishment of the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).

General and administrative expenses increased $930,452, or 44.9%, to $3,001,460 for the nine months ended September 30, 2013 from $2,071,008 for the nine months ended September 30, 2012. The increase is primarily attributed to the stock option compensation and recruiting fees for our new Chief Executive Officer, who joined us in February 2013.  Per his employment agreement, with us, our new Chief Executive Officer was awarded 1,200,000 stock options, valued at approximately $320,000, which vested immediately and were therefore expensed upon grant. The increase is also attributable to an increase in investor relations service and professional fees, as described above.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $284,964 or 26.7%, to $781,281 for the three months ended September 30, 2013, from $1,066,245 for the three months ended September 30, 2012.  The decrease is partially attributable to the development of RX-3117.  During the three months ended September 30, 2012, we incurred approximately $350,000 for the preclinical and exploratory Phase I clinical trial of RX-3117 which was paid from cash received from our partner, Teva, through the sale of stock in accordance with a securities purchase agreement. In December, 2012, as per the second amendment to the RELO Agreement, Teva provided us with $926,000 additional research funding for the development of RX-3117.  Since we did not issue equity from this transaction, the proceeds received from this additional funding were recorded as a deferred research and development arrangement.  Costs incurred for the development of RX-3117 reduce the deferred research and development arrangement liability, and were therefore, not an expense of ours during the three months ended September 30, 2013.  The decrease was offset by increased consulting, drug manufacturing and clinical trial costs for Supinoxin (RX-5902), which entered clinical trials during the three months ended September 30, 2013, and for Archexin which may begin clinical trials in the fourth quarter of 2013.

Research and development expenses decreased $868,324 or 27.7%, to $2,258,877 for the nine months ended September 30, 2013 from $3,127,201 for the nine months ended September 30, 2012.  The decrease is primarily due to development of RX-3117, as described above, as we incurred approximately $930,000 for RX-3117 during the nine months ended September 30, 2012, which were an expense of ours, whereas, due to the research and development arrangement liability, we did not incur expenses during the nine months ended September 30, 2013.

Patent Fees

Our patent fees decreased $22,372, or 18.2%, to $100,199 for the three months ended September 30, 2013, from $122,571 for the three months ended September 30, 2012.  The decrease is primarily attributable to a partial reduction in our patent fees related to our central nervous system (“CNS”) patents.  Patent fees increased $55,373 or 18.3%, to $357,906 for the nine months ended September 30, 2013 from $302,533 for the nine months ended September 30, 2012.   The increase was primarily due to legal costs to respond to office actions on pending patent applications, and translation fees associated with regionalizing patents in foreign jurisdictions for the first half of 2013.

Depreciation and Amortization

Depreciation and amortization expense decreased $1,076, or 10.0% to $9,645 for the three months ended September 30, 2013, from $10,721 for the three months ended September 30, 2012.  Depreciation and amortization decreased $3,967, or 12.3% to $28,196 for the nine months ended September 30, 2013 from $32,163 for the nine months ended September 30, 2012.  The decrease is primarily due to assets for which we incurred depreciation during the three and nine months ended September 30, 2012 that subsequently became fully depreciated and therefore there was no depreciation expense for these assets during the three and nine months ended September 30, 2013.

Interest Income

Interest income increased $6,652, or 100.2% to $13,293 for the three months ended September 30, 2013 from $6,641 for the three months ended September 30, 2012.  Interest income increased $17,560, or 102.2%, to $34,744 for the nine months ended September 30, 2013 from $17,184 for the nine months ended September 30, 2012.   The increase is due to an increase in interest rates on our cash and cash equivalents for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

Unrealized (Loss)/Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended September 30, 2013 and 2012, we recorded an unrealized loss on the fair value of our warrants of $217,751 and $1,195,932.  During the nine months ended September 30, 2013 and 2012, we recorded an unrealized loss on the fair value of our warrants of $1,055,505 and $655,545. The change in the fair value of our warrants is a non-cash item reflected in our financial statements.

Financing Expense

We incurred $112,559 of financing expenses during the three and nine months ended September 30, 2013 related to our registered direct public offering that closed on July 26, 2013.  We did not incur any financing expenses during the three and nine months ended September 30, 2012.

Net Loss

As a result of the above, net loss for the three and nine months ended September 30, 2013 was $2,140,904 and $6,779,759, or $0.02 and $0.06 per share, respectively, compared to net loss of $2,989,070 and $6,171,266, or $0.03 and $0.06 per share, respectively, for the three and nine months ended September 30, 2012.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, Archexin, RX-3117 and Supinoxin, and our pre-clinical stage drug candidates, RX-0047-Nano, RX-0201-Nano, and RX-21101.  Each of our drug candidates is in a different stage of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, RX-3117, and Supinoxin, is uncertain, and because, RX-0047-Nano, RX-0201-Nano, and RX-21101 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates.  If these projects are not completed as planned, our results of operations and financial condition could be negatively affected.

Archexin®

Archexin is a 20 nucleotide single stranded DNA anti-sense molecule, which is a first-in-class inhibitor of the protein kinase Akt.  Akt plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  Archexin received orphan drug designation from the FDA, for five cancer indications (renal cell carcinoma, or RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer).  The FDA orphan drug program provides seven years of marketing exclusivity after approval and tax incentives for clinical research. In August 2012, we announced top line results of our Phase IIa clinical trial.  The open label 2-stage study was designed to assess the safety and efficacy of Archexin in combination with gemcitabine.  Stage 1 was the dose-finding portion and Stage 2 was the dose-expansion portion using the dose identified in Stage 1 to be administered with gemcitabine.  The study enrolled 31 subjects aged 18-65 with metastatic pancreatic cancer at nine centers in the United States and India.  The primary endpoint was overall survival following four cycles of therapy with a six-month follow-up.  For those evaluable patients, the study demonstrated that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival data of 5.65 months for standard single agent gemcitabine therapy.   The most frequent reported adverse events were constipation, nausea, abdominal pain and pyrexia, regardless of relatedness. We anticipate that Archexin will enter a Phase IIa clinical trial for renal cell carcinoma in the fourth quarter of 2013, and we estimate the costs of the study to be approximately $4,000,000.  We own one issued U.S. patent for Archexin.

As of September 30, 2013, we have spent approximately $6,680,000 for the development of Archexin.  The Phase IIa trial for pancreatic cancer was completed in the third quarter of 2012, and we estimate that we have approximately an additional $95,000 of costs yet to be billed by vendors for this trial.

RX-3117

 In 2009, we closed on the RELO Agreement and a securities purchase agreement (the “Purchase Agreement”) with Teva for the development of our novel anti-cancer compound, RX-3117.  RX-3117 is a small molecule, new chemical entity nucleoside compound that has an anti-metabolite mechanism of action, and has therapeutic potential in a broad range of cancers including colon, lung, and pancreatic cancer.  The investment by Teva was restricted to supporting the research and development program for the development of RX-3117.  We will be eligible to receive royalties on net sales of RX-3117 worldwide.  On January 19, 2011, we entered into a second amendment to the Purchase Agreement, whereby Teva purchased 2,334,515 shares of our common stock for $3.95 million.  This second amendment also provided for a possible third investment by Teva, in the amount of $750,000. RX-3117 entered into an exploratory Phase I clinical study during the first quarter of 2012.  The primary objective of the study was to determine oral bioavailability of RX-3117 in humans.  On August 6, 2012, we released results of the study, which demonstrated the oral bioavailability of RX-3117 in humans with no adverse events reported. On December 7, 2012, Teva exercised the third investment option, which constituted the final closing of the Purchase Agreement, and we issued 2,083,333 shares for $750,000.  On December 27, 2012 we received $926,000 from Teva pursuant to a second amendment to the RELO Agreement for the further development of RX-3117. On July 15, 2013, we announced that Teva submitted an Investigational New Drug (“IND”) application for RX-3117 to the FDA.  On August 28, 2013, we announced that Teva had decided not to exercise its option to license RX-3117, and as a result, the RELO Agreement was terminated, and we will retain all the global development and commercialization rights to RX-3117.   We anticipate that RX-3117 will enter a Phase I clinical trial in the fourth quarter of 2013, and we estimate the costs of the study to be approximately $1,800,000.

Supinoxin (RX-5902)

Supinoxin is a first-in-class small molecule that inhibits the phosphorylated p68 RNA helicase, a protein that plays a key role in cancer growth, progression, and metastasis.  In July, 2012, we submitted an IND Application to the FDA for Supinoxin. As of September 30, 2013 we have incurred approximately $1,860,000 for the development of Supinoxin. Supinoxin entered a Phase I clinical trial during the three months ended September 30, 2013.  We estimate the costs of the Phase I clinical study to be approximately $2,100,000.

Pre-clinical Pipeline

RX-0201-Nano, RX-0047-Nano and RX-21101 are all in a pre-clinical stage of development.   Through September 30, 2013, the costs incurred for development of these compounds to date have been approximately $2,592,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 for each compound.

In July 2013, we signed an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer-Drug Conjugate Systems.  This platform combines existing chemotherapeutic agents with a proprietary polymer carrier that contains a signaling moiety which directs the drug into the tumor.  RX-21101 is our first drug candidate utilizing this platform and is a conjugated form of docetaxel, a common chemotherapy agent.

In October 2013, we signed an exclusive license agreement with the Ohio State Innovation Foundation, an affiliate of the Ohio State University, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”).  The LCAN platform incorporates both cationic lipid and cationized albumin that can form an electrostatic complex with oligonucleotides and be co-encapsulated by lipids.  RX-0201 Nano is our first drug candidate to be developed with this platform.

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

We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities.  We will first reduce research and development activities associated with our preclinical compounds.  To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $5,735,966 for the nine months ended September 30, 2013.  The operating cash flows during the nine months ended September 30, 2013 reflect our net loss of $6,779,759 and a net increase of cash components of working capital and non-cash charges totaling $1,043,793.  Cash used in operating activities was $5,546,081 for the nine months ended September 30, 2012.

Cash provided by investing activities was $536,163 for the nine months ended September 30, 2013, which consisted of a decrease in restricted cash of $582,622 offset by $46,459 for the purchase of equipment. Cash provided by investing activities for the nine months ended September 30, 2012 was $3,064,592.

Cash provided by financing activities was $6,584,260 for the nine months ended September 30, 2013 which consisted of net proceeds of $5,173,155 from the issuance of 11,400,000 shares of common stock to investors, $90,000 from the exercise of stock options, and $1,321,105 from the exercise of stock warrants.  There was no cash provided by financing activities for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we experienced a net loss of $6,779,759.  Our accumulated deficit as of September 30, 2013 was $70,091,042.

We have not yet generated commercial sales revenue and have funded our operating losses to date through the sale of shares of our common stock and warrants to purchase shares of our common stock, convertible debt financings, interest income from investments of cash and cash equivalents and proceeds from reimbursed research and development costs.  During the nine months ended September 30, 2013, we had a net increase in cash and cash equivalents of $1,384,457.  Total cash as of September 30, 2013 was $14,871,000 compared to $13,486,543 as of December 31, 2012.  Total cash, including restricted cash, and marketable securities was $15,480,179 as of September 30, 2013.

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

On October 16, 2013 we closed on a registered direct public offering to issue and sell 10,192,309 shares of common stock and warrants to purchase up to 3,567,309 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.35 shares of common stock, at a price of $0.52 per share, and the warrants have an exercise price of $0.575 per share.  The total gross proceeds of the offering were $5,300,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date, and were recorded as liabilities at fair value.

We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. We will first reduce research and development activities associated with our preclinical compounds.  To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

Contractual Obligations

We have contracted with various vendors for research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2013, the total contract value of these agreements was approximately $21,511,134 and we made payments totaling $19,482,775 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

On September 9, 2010, we and three of our key executives entered into Amended and Restated Employment Agreements.  The Amended and Restated Employment Agreements replace the prior employment contracts entered into on August 10, 2009.  We entered into the Amended and Restated Employment Agreements in order to provide each of the key executives with: (i) an automatic one-year renewal upon the expiration of the initial three-year term and upon each consecutive year term unless such employment with us is terminated earlier by us or the executive; (ii) an annual base salary adjustment for inflation as determined by the Consumer Price Index subject to review by our Compensation Committee; (iii) an increase in the life insurance coverage from an amount equal to two times the executive’s annual base salary to an amount equal to four times the executive’s annual base salary; and (iv) a one-time cash payment, subject to applicable withholding requirements under applicable state and federal law, in an amount equal to the executive’s increased income tax costs as a result of payments made to the executive by us under the change of control provisions of the Amended and Restated Employment Agreement. Other than these changes, the new contracts have substantially similar terms to the executives’ prior employment agreements.  The agreements resulted in annual commitments of $350,000 to Dr. Chang H. Ahn, our former Chief Executive Officer and current Chief Scientist, $250,000, to Mr. Rick Soni, our President and Chief Operating Officer, and $250,000 to Mr. Tae Heum Jeong, our Chief Financial Officer.

Effective as of February 4, 2013, we entered into an employment agreement with Dr. Peter Suzdak to serve as our Chief Executive Officer for a term of two years with the option to renew the employment agreement for additional one-year periods thereafter until terminated. Pursuant to that employment agreement, we agreed to pay Dr. Suzdak an annual base salary of $330,000, with the option of a discretionary annual cash bonus of up to 40% of his base salary, as determined by performance objectives and milestones set by the Board of Directors.

On March 25, 2013, we entered into a new employment agreement with Dr. Ahn to serve as our Chief Scientist. This employment agreement replaces and supersedes Dr. Ahn’s prior Amended and Restated Employment Agreement, dated as of September 9, 2010. The employment agreement has a one year term with an automatic renewal option for additional one-year periods thereafter until terminated.  Pursuant to the employment agreement, we agreed to pay Dr. Ahn an annual base salary of $285,000 with the option of a discretionary annual cash bonus as determined by our Compensation Committee based on performance objectives and milestones set by the Board of Directors.  The employment agreement also provides for a discretionary stock option award to purchase shares of our common stock on each anniversary of the employment agreement as determined by the Board of Directors. Any such stock option awards are to be granted in accordance with the terms of the 2013 Plan.

On June 22, 2009, we entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of September 30, 2013, this milestone has not occurred.

On June 29, 2009, we signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  Under the lease agreement, we pay our allocable portion of real estate taxes and common area operating charges in addition to annual base rent.  We paid $18,789 and $40,199, for rent under this lease, including the amended terms described below, during the three months ended September 30, 2013 and 2012, respectively, and $99,187 and $118,636 for rent for the nine months ended September 30, 2013 and 2012, respectively.  On June 7, 2013, we entered into the first amendment to the lease agreement.  According to the terms of the amendment, we extended our lease term until June 30, 2019.  The amendment term begins on July 1, 2013 with an annual base rent of $100,210 and requires annual base rent increases over the next six years.

In connection with the lease agreement, we issued a letter of credit of $100,000 in favor of the lessor. On August 2, 2010 and July 1, 2011, the letter of credit was reduced to $50,000, and $37,500 respectively.  We have restricted cash equivalents of the same amount for the letter of credit.

On September 21, 2009, we closed on the Purchase Agreement with Teva, and contemporaneous with the execution and delivery of this agreement, the parties executed the RELO Agreement, pursuant to which we agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On December 27, 2012, we received $926,000 of research funding for the development of RX-3117 from Teva in accordance with a second amendment to the RELO Agreement, entered into on November 27, 2012.  We did not issue equity for this transaction.  On August 28, 2013, we announced that Teva had decided not to exercise its option to license RX-3117, and as a result, the RELO Agreement was terminated.  The remaining proceeds of $471,679 either will be used to pay for unbilled expenses or will be returned to Teva.

On June 24, 2013, and May 30, 2012, we signed a one-year renewal to use lab space commencing on July 1, 2013 and 2012, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the lease during the three and nine months ended September 30, 2013 and 2012 was $13,662 and $27,324, respectively.

We have established a 401(k) plan for our employees under which we match 100% of the first 3% of an employee’s deferral plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated to $21,837, and $16,207 for the three months ended September 30, 2013 and 2012, respectively.  Expense related to the matching contribution aggregated to $60,084 and $52,545 for the nine months ended September 30, 2013 and 2012 respectively.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $15,480,179 as of September 30, 2013.  Based on our current plans and our capital resources, we believe that our cash, restricted cash, and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next 24 months which would entail focusing our resources on Phase II clinical trials of Archexin, Phase I clinical trials of RX-3117 and Supinoxin and the further development of our preclinical pipeline. Over the next twelve months, we expect to spend a minimum of approximately $1.1 million for Phase II clinical trials of Archexin.  We also expect to pay $2.6 million on the development of RX-3117 and Supinoxin, $2.5 million for the development of our preclinical pipeline and general research and development costs, $3.1 million on general corporate expenses, and approximately $150,000 on facilities rent. These figures include our commitments described earlier under “Contractual Obligations” under this Item 2.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  These factors include the following:

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) along with our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the CEO along with the CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Our management, including the CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) for disclosures with respect to our risk factors, which could materially affect our business, financial condition, or future results.  The risks described in the 2012 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, or future results.  Except for the risk factor identified below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2012 Form 10-K.

Because Teva has terminated the RELO Agreement, we may not have the resources to develop RX-3117.

In 2009, we closed on a research and exclusive license option agreement (the “RELO Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and a related securities purchase agreement (the “Purchase Agreement”), providing for the development of our novel anti-cancer compound, RX-3117. Pursuant to the Purchase Agreement, Teva purchased 7,520,685 shares of our common stock for $8.2 million in three separate closings under the agreement. Pursuant to the RELO Agreement, Teva had the option to obtain an exclusive, world-wide license from us for the research, development, distribution and commercialization of RX-3117, while we were eligible to receive additional development, regulatory and sales milestone payments and royalties on net sales worldwide. Under a second amendment to the RELO Agreement, we received $926,000 from Teva, and Teva also agreed to conduct additional research and development work for RX-3117 on our behalf. On August 25, 2013, the RELO Agreement terminated when Teva notified us that it would not exercise an option to exclusively license RX-3117. Teva has transferred the IND for RX-3117 to us, and we retain all the global development and commercialization rights to RX-3117. The funding we have received from Teva under the RELO Agreement and Purchase Agreement has been the principal financing for our RX-3117 development program. We may not have the resources to develop RX-3117.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, dated May 8, 2013, with Corporate Profile, LLC, we issued 120,000 shares of common stock on August 1, 2013, to Corporate Profile, LLC in consideration for investor relations services.  The shares of common stock were not registered under the Exchange Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from registration requirements provided by Section 4 (a)(2) of the Securities Act, as a transaction not involving a public offering.

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: November 13, 2013		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: November 13, 2013		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 30, 2013

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