Form 10-K
period 2013-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2014-03-21
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Telephone: (240) 268-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule-405 of the Securities Act  Yes ☐  No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52,714,481 based on the closing price reported on NYSE MKT.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 21, 2014
Common Stock, $0.0001 par value per share	176,533,519 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements.

This Annual Report on Form 10‑K contains statements (including certain projections and business trends) accompanied by such phrases as “believe,” “estimate,” “expect,” “anticipate,” “will,” “intend” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements may differ materially from those contemplated, expressed or implied by the forward-looking statements.

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	our understandings and beliefs regarding the role of certain biological mechanisms and processes in cancer;

•	our drug candidates being in early stages of development, including in pre-clinical development;

•	our inability to initially develop drug candidates for orphan indications to reduce the time-to-market and take advantage of certain incentives provided by the U.S. Food and Drug Administration;

•	our inability to transition from our initial focus on developing drug candidates for orphan indications to candidates for more highly prevalent indications;

•	our inability to successfully and timely complete clinical trials for our drug candidates in clinical development;

•	uncertainties related to the timing, results and analyses related to our drug candidates in pre-clinical development;

•	our inability to obtain the necessary U.S. and international regulatory approvals for our drug candidates;

•	our reliance on third-party contract research organizations and other investigators and collaborators for certain research and development services;

•	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials;

•	our ability to form strategic alliances and partnerships with pharmaceutical companies and other partners for sales and marketing of certain of our product candidates;

•	demand for and market acceptance of our drug candidates;

•	the scope and validity of our intellectual property protection for our drug candidates and our ability to develop our candidates without infringing the intellectual property rights of others;

•	our lack of profitability and the need for additional capital to operate our business; and

•	other risks and uncertainties, including those set forth herein under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

PART I

Unless the context requires otherwise, any references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Rexahn” refers to Rexahn Pharmaceuticals, Inc.

Item 1.	Description of Business

Overview

We are a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs. Our mission is to discover and develop new medicines for diseases that plague patients with no effective cures, in particular high mortality cancers. Our pipeline features one oncology candidate in Phase II clinical trials, two oncology candidates in Phase I clinical trials, two drug candidates that are not being actively developed and other drug candidates in pre-clinical development. Our strategy is to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone or with partners. We intend to initially develop drug candidates for cancers that are orphan indications and then expand into more highly prevalent cancers.

Our three clinical stage drug candidates in active development are Archexin, RX-3117 and Supinoxin (RX-5902).

•	Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt, which we believe plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance. Archexin has received “orphan drug” designation from the U.S. Food and Drug Administration (“FDA”) for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer. That designation provides tax incentives for clinical research and a waiver from user fees. In addition, a drug that is approved for its orphan-designated use receives seven years of exclusivity after approval, during which the FDA generally cannot approve another product with the same active moiety for the same indication. We have completed a Phase IIa clinical trial for Archexin for the treatment of pancreatic cancer, and in early 2014, we initiated a Phase IIa proof-of-concept clinical trial to study Archexin’s safety and efficacy in patients with metastatic RCC.

•	RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers, including colon, lung and pancreatic cancer. We completed an exploratory Phase I clinical study for RX-3117 in 2012 that demonstrated the oral bioavailability of RX-3117 in humans with no adverse effects reported. In January 2014, we initiated a Phase Ib clinical trial to study the safety and efficacy of RX-3117 in patients with solid tumors.

•	Supinoxin, or RX-5902, is a potential first-in-class small molecule that inhibits the phosphorylation of p68 RNA helicase, a protein that we believe plays a key role in cancer growth, progression and metastasis. In July 2012, we submitted an Investigational New Drug (“IND”) application to the FDA for Supinoxin. We initiated a Phase I clinical in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors.

In addition to these drug candidates, we have two clinical stage drug candidates for indications other than cancer: Serdaxin, for major depressive disorder; and Zoraxel, for sexual dysfunction. We are not currently allocating resources to develop these candidates and are actively seeking partners to fund their clinical development. We also have three drug candidates in pre-clinical development: Archexin-Nano, which may provide significant clinical benefits including targeted higher cellular intake, extended circulation time, reduced drug toxicity, and improved efficacy; RX-0047-Nano, which is a potent inhibitor if HIF-1α, a key transcription factor involved in cancer cell survival, metastasis, and angiogenesis, and RX-21101, an  (N-(2-Hydroxypropyl)methacrylamode(“HPMA”)-docetaxel-folate, which may bolster efficacy against tumors while lowering toxicity by specific tumor targeting and increased stability in the body.

In addition to our drug development, we are also working on proprietary research technologies, including our multi-target aimed ligands platform and nano-based drug delivery systems. Our unique ligand discovery platform, The Inhibitors of Multi-Expression Signals, permits us to identify potentially important targets that control multiple genes or signaling events in cancer cells. Our 3-D Gateway of Ligand Discovery integrates three-dimensional molecular modeling with databases of chemicals and proteins and ligand filtering and generation, which helps us discover novel lead compounds.  Leveraging this system, we believe that we are able to effectively develop predictive models, formulate and test hypotheses for optimizing efficacy and increase drug safety and bioavailability early in the drug discovery process. Our nano-based drug delivery systems, such as those used in the multiple nanoliposomal- and nanopolymer-based anticancer drugs that we are currently testing, may increase the availability of a drug at the disease site, minimize adverse reactions and provide longer duration of action.

Company Background

The Company resulted from the 2005 merger of Corporate Road Show.Com Inc., a New York corporation (“CPRD”), and Rexahn, Corp, a Maryland corporation, immediately after giving effect to a 1‑for‑100 reverse stock split and the reincorporation of CPRD as a Delaware corporation under the name “Rexahn Pharmaceuticals, Inc.” (the “Merger”).  Rexahn, Corp had been founded in March 2001 as a biopharmaceutical company focusing on oncology drugs.  The Merger was effective as of May 13, 2005.  On September 29, 2005, Rexahn, Corp merged with and into the Company, and Rexahn, Corp’s separate existence was terminated.

Dr. Chang Ahn, our founding Chief Executive Officer and Chairman of the Board of Directors, is a former FDA reviewer and National Cancer Institute (“NCI”) research scientist. He guided our initial research and commercialization efforts in targeted oncology drugs.  In February 2013, Dr. Peter Suzdak became our Chief Executive Officer.  Dr. Suzdak has extensive experience in drug development, particularly in the field of oncology. Dr. Ahn remains our Chairman of the Board of Directors and our Chief Scientist.

Our common stock is currently listed on the NYSE MKT under the trading symbol “RNN.” Our principal corporate office is located at 15245 Shady Grove Road, Suite 455, Rockville, Maryland 20850 in Maryland’s I-270 technology corridor.  Our telephone number is (240) 268-5300.

Industry and Disease Markets

Market Overview

Our primary research and development focuses on oncology therapeutics.  Our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. According to the Center for Disease Control and Prevention, cancer claims the lives of more than half a million Americans each year and is the second leading cause of death among Americans.  In 2010, the NCI estimated that the overall cost of cancer was $264 billion annually and approximately 1.7 million new cancer cases were estimated in 2013. In 2013, Evaluate Pharma estimated that global annual sales of cancer drugs were predicted to grow to $114 billion by 2018.

Current Cancer Treatments

Traditional cancer treatments involve surgery, radiation therapy and chemotherapy.  Surgery is widely used to treat cancer, but such treatment may result in related or significant complications, and surgery may be ineffective if metastasis has occurred.  Radiation therapy, or radiotherapy, can be highly effective in treating certain types of cancer.  In radiation therapy, ionizing radiation deposits energy that injures or destroys cells in the area being treated by damaging their genetic material, making it impossible for these cells to continue to grow.  Although radiation damages both cancer cells and normal cells, the normal cells are generally able to repair themselves and function properly.  Chemotherapy involves the use of cytotoxic cancer drugs to destroy cancer cells by interfering with various stages of the cell division process.  For certain cancers and in certain patients, these drugs have limited efficacy and debilitating adverse side effects. Cytotoxic cancer drugs may also result in the development of multiple drug, or multi-drug, resistance, which is a condition that results when certain tumor cells that have survived treatment with cytotoxic drugs are no longer susceptible to treatment by those and other drugs.

Unmet Needs in Cancer

Despite significant advances in cancer research and treatments, high unmet needs still remain including:

•	Long-term management of cancers: Surgery, radiation therapy or chemotherapy may not result in long-term remission, although surgery and radiation therapies are considered effective methods for some cancers. There is a need for more effective drugs and adjuvant therapies to treat relapsed and refractory cancers.

•	Multi-drug resistance: Multi-drug resistance is a major obstacle to effectively treating various cancers with chemotherapy.

•	Debilitating toxicity by chemotherapy: Chemotherapy as a mainstay of cancer treatment induces severe adverse reactions and toxicities, affecting quality of life or life itself.

Market Opportunity

There are several factors favorable for commercializing new cancer drugs that may be first-in-class or market leaders, including:

•	Expedited Regulatory or Commercialization Pathways. Drugs for life-threatening diseases such as cancer are often candidates for fast track, priority and accelerated reviews, each of which can lead to approval sooner than would otherwise be the case.

•	Favorable Environment for Formulary Access and Reimbursement. We believe that cancer drugs with proven efficacy would gain rapid market uptake, formulary listing and third-party payor reimbursement. Drugs with orphan designations are generally reimbursed by third-party payors because there are few, if any, alternatives.

•	Focus on Specialty Markets. The marketing of new drugs to specialty physicians can be accomplished with a specialty sales force that requires fewer personnel and lower related costs than a typical sales force that markets to primary care physicians and general practitioners.

Our Strategy

Our strategy has several key components.

Develop Innovative Therapeutics with the Potential to be First-in-Class or Market Leaders

We plan to focus our research and development pipeline on potential first-in-class or market-leading compounds for treatment of cancer.  By expanding the breadth and depth of our oncology pipeline, we aim to develop an industry-leading oncology therapeutics franchise.  Our pipeline spans the major classes of cancer drugs, including molecular targeted therapies, signal transduction and multi-kinase inhibitors, nano-medicines for target delivery of compounds and small molecule cytotoxic compounds. Differentiated target product profiles and proprietary discovery and research technology platforms further support these strategic efforts.

Clinically Develop Drug Candidates as Orphan Drugs

We intend to initially develop drug candidates for cancers that are orphan indications. Under the Orphan Drug Act, the FDA may grant orphan drug designation to new drugs that treat diseases affecting less than 200,000 patients.  Incentives in the Orphan Drug Act associated with orphan drug designation include tax incentives for research and development and an exemption from user fees.  Moreover, the path to approval may be faster than otherwise would be the case because clinical trials may be smaller, due to the smaller patient population, and drugs intended to treat rare diseases or conditions may qualify for fast track designation, accelerated approval or priority review, all of which can speed the approval process.  Additionally, a drug that is approved for its orphan-designated indication receives seven years of orphan drug exclusivity.  During that period, the FDA generally may not approve any other application for a product containing the same active moiety and proposed for the same indication.  There are exceptions, however, most notably when the later product is shown to be clinically superior to the product with exclusivity.  We plan to develop drug candidates for cancers that are orphan indications in order to reduce the time-to-market and take advantage of the exclusivity available under the Orphan Drug Act.

Target Signal Transduction Molecules with Multiple Drug Candidates

We plan to expand our research and development pipeline to introduce several new signal inhibitor drugs into clinical trials over the next several years.  By identifying and characterizing the genes and proteins that control the signaling pathways and gene expression of cancer cells, we seek to develop DNA/RNA-based and small-molecule drugs to treat a broad range of diseases caused by abnormal expression or functions of those genes and proteins.

Establish Partnerships with Large Pharmaceutical Companies

We seek to establish strategic alliances and partnerships with large pharmaceutical companies for the development of our drug candidates.

In-License Unique Technology

We continually review opportunities to in-license and advance compounds in oncology that have value creating potential and will strengthen our clinical development pipeline.

Capitalize on Our Management Team’s Expertise for Drug Development

Our management team possesses clinical development experience in oncology and several other therapeutic areas that facilitates strategic approaches to and competitive advantages in, the design, risk assessment and implementation of drug development programs. Our management team also has prior experience in pharmaceutical alliances, product launches and marketing.

Our Pipeline Drug Candidates

Clinical Stage Pipeline

Archexin:  Potential Best-in-class Anticancer Akt Inhibitor

Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt, which we believe plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance. Archexin has received “orphan drug” designation from the FDA for RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer. We believe that Archexin is differentiated from other Akt inhibitors by its ability to inhibit both activated and inactivated forms of Akt and is not expected to lead to drug resistance observed with those other protein kinase inhibitors.  Other targeted drugs may only inhibit inactivated Akt and may also be drug resistant.  Akt is over-activated in patients with many cancers, including breast, colorectal, gastric, pancreatic, prostate and melanoma cancers.  Akt activity may be inhibited by signaling molecules upstream of Akt in cancer cells through the use of vascular endothelial growth factor and epidermal growth factor receptor inhibitors, but this treatment only affects indirectly the activity of native Akt.  Because signal transmission for cancer progression and resistance occurs when Akt is activated, we believe it is also important to inhibit activated Akt.  We believe that Archexin inhibits both activated and native Akt.

Archexin is an antisense oligonucleotide compound that is complementary to Akt mRNA and highly selective for inhibiting mRNA expression and leading to reduced production of Akt protein.  Archexin has demonstrated safety, tolerability and minimal side effects in a Phase I study in patients with advanced cancers, where Grade 3 fatigue was the only dose-limiting toxicity and no significant hematological abnormalities were observed. The main objectives of the Phase I study were to determine maximum tolerated dose, dose limiting toxicity and pharmacokinetic parameters for Archexin monotherapy.  The Archexin Phase I study design was an open label, single arm ascending dose, safety and tolerability study.

In August 2012, we announced top-line results of an open label 2-stage Phase IIa clinical trial for Archexin that was designed to assess the safety and efficacy of Archexin in combination with gemcitabine. Gemcitabine is used to treat pancreatic, breast, ovarian, and lung cancers, and may be used for other cancers as well.  Gemcitabine is a member of a group of chemotherapy drugs knows as anti-metabolites, which prevent cells from making DNA and RNA, which stops cell growth and causes cells to die.  Stage 1 was the dose-finding portion of the study, and Stage 2 was the dose-expansion portion of the study using the dose identified in Stage 1 administered together with gemcitabine.  The study enrolled 31 subjects aged 18 to 65 with metastatic pancreatic cancer at nine centers in the United States and India.  The primary endpoint was overall survival following four cycles of therapy with a six month follow-up.  For those evaluable patients, the study demonstrated that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival data of 5.65 months for standard single agent gemcitabine therapy.   The most frequent reported adverse events were constipation, nausea, abdominal pain and pyrexia, regardless of relatedness.

We initiated a Phase IIa clinical proof-of-concept clinical trial of Archexin in January 2014 to study its safety and efficacy in patients with metastatic RCC.

The Company has been issued a U.S. patent for Archexin that covers composition of matter and broad claims for the nucleotide sequences of the antisense compounds that target and inhibit the expression of Akt in human tissues or cells, and the method of using the compounds to induce cytotoxicity in cancer cells.

RX-3117: Small Molecule Nucleoside

RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers, including colon, lung and pancreatic cancer.  We completed an exploratory Phase I clinical study of RX-3117 in 2012 that demonstrated the oral bioavailability of RX-3117 in humans with no adverse effects reported in the study.  In January 2014, we initiated a Phase Ib clinical trial to study the safety and efficacy of RX-3117 in patients with solid tumors.

Prior to the third quarter of 2013, we had partnered with Teva for the development of RX-3117. Through a research and exclusive license option agreement and purchases of our securities, Teva supported our research and development of RX-3117. Because Teva decided in August 2013 not to exercise its option to license RX-3117, we retain all the global development and commercialization rights to RX-3117.

Supinoxin: Potential First-in-Class p68 RNA Inhibitor

Supinoxin is a potential first-in-class small molecule that inhibits the phosphorylation of p68 RNA helicase, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation or tumor growth of cancer cells.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells.  In pre-clinical tissue culture models and in-vivo xenograft models, Supinoxin has demonstrated synergism with cytotoxic agents and activity against drug resistant cancer cells.  In July 2012, we submitted an IND application to the FDA for Supinoxin. We initiated a Phase I clinical trial in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors.

Non-Oncology Candidates

We have two candidates for indications other than oncology: Serdaxin, for major depressive disorder, and Zoraxel, for sexual dysfunction. In January, 2013, we determined to cease allocating resources to develop these candidates. We are seeking partners to fund their clinical development.

Pre-Clinical Pipeline

Archexin-Nano: Nanoliposomal anticancer Akt inhibitor

Archexin is a potential first-in-class, potent inhibitor of Akt, and Archexin-Nano is a nanoliposomal product of Archexin with high incorporation efficiency and good stability. We believe that Archexin-Nano may provide significant clinical benefits including targeted higher cellular intake, extended circulation time, reduced drug toxicity, and improved efficacy

RX-0047-Nano: Nanoliposomal anticancer HIF-1α inhibitor

RX-0047 is a potent inhibitor of HIF-1α, a key transcription factor involved in cancer cell survival, metastasis and angiogenesis. Studies in xenografted model have shown RX-0047 to inhibit tumor growth in the lung and prostate and block metastasis.  RX-0047-Nano is a nanoliposomal product of RX-0047 with high incorporation and good stability.

RX-21101: Nano-polymer Anticancer Drug

RX-21101 is an anticancer  nano-polymer drug that we believe can overcome the downside of cytotoxic compounds, such as poor solubility, stability and severe adverse reactions. Conjugating water-soluble and non-toxic HPMA to conventional anticancer compounds bolsters efficacy while lowering toxicity by specific tumor targeting and increased stability in body.

Research and Development Process

We have engaged third-party contract research organizations and other investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical studies, toxicology studies and clinical trials. For example, for the development of Archexin, we have engaged multiple third-parties, including the Lombardi Comprehensive Cancer Center of Georgetown Medical Center and the University of Alabama at Birmingham, where Phase I clinical trials were conducted, and Amarex, LLC, a pharmaceutical clinical research service provider.

Engaging third-party contract research organizations is typical practice in our industry. However, relying on such organizations means that the clinical trials and other studies described above are being conducted at external locations and that the completion of these trials and studies is not within our direct control. Trials and studies may be delayed due to circumstances outside our control, and such delays may result in additional expenses for us.

Competition

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, as well as academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as more experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

Large pharmaceutical companies currently sell both generic and proprietary compounds for the treatment of cancer. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staff and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

We are aware of products under development by our competitors that target the same indications as our clinical stage drug candidates. Archexin would compete with other Akt inhibitors, such as MK-2206 and GSK-2141795, which is under development by Merck & Company, Inc. and Glaxo-SmithKline, respectively.  RX-3117 would compete with other compounds with an anti-metabolite mechanism of action in cancers, such as Sapacitabine which is under development by Cyclacel.  We are not currently aware of known inhibitors of phosphorylated p68 that would compete with Supinoxin. Our competitors may succeed in developing products that are more effective than ours, which could render our product candidates noncompetitive prior to recovery by us of expenses incurred with respect to their development.

Government Regulation

Regulation by governmental authorities in the United States and in other countries is a significant consideration in our product development, manufacturing and marketing strategies.  We expect that all of our drug candidates will require regulatory approval by the FDA and by similar regulatory authorities in foreign countries prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing to demonstrate safety and effectiveness, as well as other significant regulatory requirements and restrictions in each jurisdiction in which we would seek to market our products.  U.S. federal regulations control the testing, development, manufacture, quality control, safety, effectiveness, approval, storage, labeling, record keeping, reporting, distribution, import, export and marketing of all biopharmaceutical products intended for therapeutic purposes.  We believe that we and the third parties that work with us are in compliance in all material respects with currently applicable rules and regulations.  Those rules and regulations are subject to change, however, and in any event, a failure to comply could have a material negative impact on our ability to successfully develop and commercialize our products, and therefore on our financial performance.

Obtaining governmental approvals and maintaining ongoing compliance with applicable regulations are expected to require the expenditure of significant financial and human resources not currently at our disposal.  We plan to fulfill our short-term needs through consulting agreements and joint ventures with academic or corporate partners while building our own internal infrastructure for long-term corporate growth.

Development and Approval

The process by which biopharmaceutical compounds for therapeutic use are approved for commercialization in the United States and many other countries is lengthy, complex and expensive, and the outcome is far from certain.  Although foreign requirements for conducting clinical trials and obtaining approval may be different than in the United States, they often are equally rigorous and the outcome cannot be predicted with confidence. A key component of any submission for approval is pre-clinical and clinical data demonstrating the product’s safety and effectiveness.

Pre-clinical Testing.  Before testing any compound in humans in the United States, a company must develop pre-clinical data, generally including laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in animal species to assess safety and quality.  Animal studies must be conducted in compliance with the FDA’s   Practice (“GLP”) regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

IND Application.  In the United States, FDA regulations require that the person or entity sponsoring or conducting a clinical study for the purpose of investigating a potential drug product’s safety and effectiveness submit to the FDA an IND application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans.  If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin.  Even after the IND has gone into effect and clinical testing has begun, FDA may put the clinical trials on “clinical hold,” suspending (or in some cases, ending) them because of safety concerns or for other reasons.

Clinical Trials.  Clinical trials involve administering a drug to healthy human volunteers or patients, under the supervision of a qualified clinical investigator.  Clinical trials are subject to extensive regulation.  In the United States, this included compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice (“GCP”) requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, with the goal of assuring that the data and results are credible and accurate and that study participants’ rights, safety and well-being are protected.  Each clinical trial must be conducted under a protocol that details the study objectives, parameters for monitoring safety and the efficacy criteria, if any, to be evaluated.  The protocol is submitted to the FDA as part of the IND and reviewed by the agency before the study is commenced.  Additionally, each clinical trial must be reviewed, approved and conducted under the auspices of an Institutional Review Board (“IRB”) at the institution at which the trial is being conducted.  The sponsor of a clinical trial, as well as the investigators and IRBs, must comply with requirements and restrictions that govern obtaining informed consent from each study subject, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting adverse events.  Foreign studies conducted under an IND must meet the same requirements as are applicable to studies conducted in the United States.  If a foreign study is not conducted under an IND, the data may still be submitted to the FDA in support of a product application, if the study was conducted in accordance with GCP and the FDA is able to validate the data.

Sponsors of clinical trials are required to make public certain information about active clinical trials and trial results by posting the information on government or independent websites, such as http://clinicaltrials.gov.  Clinical testing is typically performed in three phases.

In Phase I, the drug is administered to a small number of human subjects to confirm its safety and to develop detailed profiles of its pharmacological and pharmacokinetic actions (i.e., absorption, metabolism, excretion, duration of therapeutic concentration and perhaps effects, if any).  Although Phase I trials typically are conducted in healthy human subjects, in some instances (including, for example, with some cancer therapies) the study subjects are patients with the targeted disease or condition.

In Phase II, the drug is administered to groups of patients (usually no more than several hundred) to develop data regarding efficacy against the targeted disease and the requisite dose and dose intervals, as well as additional information regarding the drug’s safety.  In a typical development program, additional animal toxicology studies precede this phase.  In some cases, the trial can be split into Phase IIa and IIb studies in order to test smaller subject pools.  Some Phase I clinical studies may also proceed in parallel with some Phase II studies.

In Phase III, the drug is administered to a larger group of patients (usually from several hundred to several thousand or more), typically in a network of participating clinics and hospitals.  Phase III studies also can include patients with concomitant diseases and medications.  Larger patient populations are evaluated in Phase III at multiple study sites and many clinical trial programs or registration studies are conducted concurrently for the sake of time and efficiency.  The extensive clinical testing is intended to obtain additional information about product safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile and to provide a basis for physician labeling.  Phase III data often form the core basis on which the FDA evaluates the product’s safety and effectiveness when considering an application to market the drug.

The study sponsor, the FDA or an IRB may suspend or terminate a clinical trial at any time on various grounds, including a determination that study subjects are being exposed to an unacceptable health risk.  Additionally, success in early-stage clinical trials does not assure success in later-stage clinical trials, and data from clinical trials are not always conclusive and may be subject to alternative interpretations that could delay, limit or prevent approval.

NDA Submission and Review.  After completing the clinical studies, a sponsor seeking approval to market a drug in the United States submits to the FDA a New Drug Application (“NDA”).  The NDA is a comprehensive, multi-volume application that is intended to demonstrate the product’s safety and effectiveness and includes, among other things, pre-clinical and clinical data, information about the drug’s composition, the sponsor’s plans for manufacturing and packaging and proposed labeling.  When an NDA is submitted, the FDA makes in initial determination as to whether the application is sufficiently complete to be accepted for review.  If the application is not, the FDA may refuse to accept the NDA for filing and request additional information.  A refusal to file, which requires resubmission of the NDA with the requested additional information, delays review of the application.

The FDA has performance goals regarding the timeliness of NDA review.  They generally provide for action on an NDA within 12 months of its submission, but that deadline can be extended under certain circumstances, including by FDA requests for additional information.  The targeted action date can also be shortened to eight months after submission, for products that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs.  Additionally, the FDA has programs for enhanced communication and consultation and other steps to expedite submission and consideration of such products.  We anticipate, but cannot ensure, that our products will qualify for such programs.

If it concludes that an NDA does not meet the regulatory standards for approval, the FDA typically issues a Complete Response letter, which communicates the reasons for the agency’s decision not to approve the application and may request additional information, including additional clinical data.  An NDA may be resubmitted with the deficiencies addressed, but that does not guarantee approval.  Data from clinical trials are not always conclusive, and the FDA’s interpretation of data may differ from the sponsor’s.  Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the several factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.  Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial prospects of a product and could require post-approval commitments to conduct additional studies or conduct surveillance programs to monitor the drug’s effects.

Moreover, once a product is approved, information about its safety or effectiveness from actual use can limit or prevent successful commercialization, either because of regulatory action or market forces.  Post-approval modifications to a drug product, such as changes in indications, labeling or manufacturing processes or facilities, may require development and submission of additional information or data in a new or supplemental NDA, which would require FDA approval.

Two of our drug candidates, Archexin and RX-0047, are antisense oligonucleotide (“ASO”) compounds. To date, although applications have been made by other companies, the FDA has not approved any NDAs for any ASO compounds for cancer treatment, with the exceptions of fomivirsen (marketed as Vitravene) as a treatment for cytomegalovirus retinitis, and mipomersen (marketed as Kynamro), for homozygous familial hypercholesterolemia. In addition, each of Archexin, Archexin-nano and RX-0047-nano is of a drug class (Akt inhibitor, in the case of Archexin, and Archexin-nano and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date, and we have not submitted an NDA for any of these drug classes.

Exclusivity and Patent Protection.  In the United States and elsewhere, there are certain regulatory exclusivities and patent rights that can provide an approved drug product with protection from certain competitors’ products for a period of time and within certain scopes.  In the United States, those protections include exclusivity under the Orphan Drug Act, which is available for drugs intended to treat rare diseases or conditions, which generally are diseases or conditions that affect fewer than 200,000 persons in the United States.  If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use.  A product that has received orphan drug designation is eligible for research and development tax credits and is exempt from user fees.  Additionally, a drug that is approved for its orphan-designated indication receives seven years of orphan drug exclusivity.  During that period, FDA generally may not approve any other application for a product containing the same active moiety and proposed for the same indication.  There are exceptions, however, most notably when the later product is shown to be clinically superior to the product with exclusivity.  Products that qualify for orphan designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan products may be smaller, simply because of the smaller patient population.  Nonetheless, the same approval standards apply to orphan-designated products as for other drugs.

Archexin has received orphan drug designation from the FDA for RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.

Post-Approval Regulation

Once approved, products are subject to continuing extensive regulation by the FDA.  If ongoing regulatory requirements are not met, or if safety problems occur after a product reaches market, the FDA may take actions to change the conditions under which the product is marketed, including suspending or even withdrawing approval.

Good Manufacturing Practices.  Companies engaged in manufacturing drug products or their components must comply with applicable current Good Manufacturing Practice (“cGMP”) requirements, which include requirements regarding organization of personnel, building and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports.  The FDA inspects equipment, facilities and manufacturing processes before approval and conducts periodic re-inspections after approval.  Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take administrative enforcement action.  Although we periodically monitor the FDA compliance of the third parties on which we rely for manufacturing our drug products, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

Sales and Marketing.  Once a product is approved, its advertising, promotion and marketing will be subject to close regulation, including with regard to direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years.  Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change. The restrictions under applicable federal and state health care fraud and abuse laws and regulations that may affect our ability to operate include:

•	The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Patient Protection and Affordable Care Act, among other things, clarified that a person or entity need not to have actual knowledge of the federal Anti-Kickback statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny;

•	The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing related activities. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations;

•	The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database and public reporting of the payment data. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. Centers for Medicare and Medicaid Services (“CMS”) recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that applicable manufacturers must begin tracking on August 1, 2013 and must report payment data to CMS by March 31, 2014 and annually thereafter.

•	The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission (“SEC”). Violations of United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Violations of any of the laws described above or any other governmental regulations are punishable by significant civil, criminal and administrative penalties, damages, fines and exclusion from government-funded healthcare programs, such as Medicare and Medicaid.  Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated.  Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Other Requirements.  Companies that manufacture or distribute drug products that are the subject of approved NDAs must meet other regulatory requirements, including reporting and record-keeping obligations.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a number of significant regulations in other jurisdictions regarding clinical trials, approval, manufacturing, marketing and promotion and safety reporting.  These requirements and restrictions vary from country to country, but in many instances are similar to the United States requirements, and failure to comply with them could have the same negative effects as noncompliance in the United States.

Sales and Marketing

We are developing innovative drugs that are potential first-in-class or market-leading compounds for treatment of cancer. We intend to initially develop drug candidates for cancers that are orphan indications and then expand into more highly prevalent cancers. As our drug candidates progress in clinical trials, we may build the commercial infrastructure that would be needed to successfully market and sell any successful drug candidate. For drug candidates that may require larger clinical trials or sales efforts, we intend to establish strategic alliances and partnerships with large pharmaceutical companies during the development process.

Research Technologies

Our research technologies are focused on our proprietary multi-target aimed ligands platform and nano-based drug delivery, which are described further below. For a discussion of collaboration arrangements pursuant to which we obtain research and development services from universities, research institutions and other organizations, see “Collaboration and License Agreements” in this Item 1.

The Inhibitors of Multi-Expression Signals (TIMES)

TIMES is our platform for discovering ligands, which are molecules coordinated to a central atom or molecule in a larger chemical complex, that target multi-expression signals. Because cancer is a complex disease caused by multiple factors as well as genetic modifications, cancer treatment involves a combination of drugs with different mechanisms of action, which may result in compounding the degree and extent of toxicities to which a patient is exposed.  TIMES permits us to control multiple targets important for cancer proliferation with a single agent.  In doing so, we utilize a proprietary, genomics-based integrated, gene expression system to identify potentially important targets that control multiple genes or signaling events in cancer cells.

3-D Gateway of Ligand Discovery (3-D GOLD)

3D-GOLD is a drug discovery platform that integrates three-dimensional (“3D”) molecular modeling, databases of chemicals and proteins and ligand filtering and generation. The chemical database contains 3D structures of approximately seven million compounds. Our proprietary quantitative structure-activity relationship tool for innovative discovery and docking tools are parts of the platform. Ligard filtering highlights similarities in pharmacophore and 3D fingerprinting, while ligand generation helps optimize the identification of such similarities.

Nano-medicine Drug Delivery

We have developed unique proprietary drug delivery nano-systems that we believe may increase the availability of a drug at the disease site, minimize adverse reactions, provide longer duration of action or all of the foregoing.  We are currently testing multiple nanoliposomal- and nanopolymer-based anticancer drugs.  RX-21101 is a nanoliposomal-based drug, and Archexin-Nano is a nanopolymer-based anticancer drug.

Manufacturing and Distribution

We have no experience in drug formulation or manufacturing, and we lack the resources and expertise to formulate or manufacture our own drug candidates internally. Therefore, we rely on third-party expertise to support us in this area. We have entered into contracts with third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials. If any of our drug candidates receive FDA approval, we expect to rely on third-party contractors to manufacture our drugs. We have no current plans to build internal manufacturing capacity for any product, and we have no long-term supply arrangements.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug candidates for which we may obtain regulatory approval.  Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations.  Payors could require additional research, including expensive pharmacoeconomic studies, in order to demonstrate that our products are medically necessary and cost-effective.  Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA approved products for a particular indication.  The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.  Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort.  Government healthcare programs and other third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.  The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, together the Affordable Care Act, expands manufacturers’ rebate liability under the Medicaid program and requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government, among other reforms.  The Affordable Care Act also includes new provisions affecting compliance, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective.  Adoption of additional controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for products such as the product candidates that we are developing and could adversely affect our net revenues and operating results.  Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Intellectual Property

We generally seek proprietary patent and intellectual property (“IP”) protection for our drug candidates, processes, and other know-how. In addition to patent protection, we rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and safeguard and maintain our IP.

We hold U.S. and foreign patents for our drug candidates that expire from 2020 to 2030. We hold U.S. patents for Archexin, RX-3117, Supinoxin and RX-0047. We also hold multiple foreign patents for Archexin, RX-3117, Supinoxin and RX-0047. Additional U.S. and foreign patent applications related to Archexin, RX-3117, Supinoxin, RX-0047 and RX-21101 are pending.

In 2013, we were granted multiple U.S. and foreign patents.  The U.S. patents granted include a patent for a series of novel anti-tumor quinazoline compounds, and a method patent for treatment of solid cancers for Supinoxin.  Our foreign patents granted include a pharmaceutical composition and method patent of isoquinolinamine compounds, and a patent for the use of Archexin in Europe.

In February 2005, we in-licensed the intellectual property rights to Zoraxel and Serdaxin from Revaax Pharmaceuticals, LLC (“Revaax”).  Under the agreement with Revaax, we obtained exclusive rights to four U.S. and several foreign patents related to Serdaxin and to two U.S. patents related to Zoraxel.  We also have rights to additional pending U.S. and foreign patent applications related to Zoraxel and Serdaxin.  See “Collaboration and License Arrangements” in this Item 1 for additional information.

Collaboration and License Arrangements

We have numerous collaborative research and development relationships with universities, research institutions and other organizations.

The University of Maryland Baltimore (“UMB”)

On February 1, 2007, we entered into a Maryland Industrial Partnership Agreement with UMB to collaborate with and sponsor the joint development of polymer-drug conjugates for the targeted delivery of cancer drugs.  Intellectual property made or developed under this agreement is jointly owned by us and UMB.

In July 2013, we entered into exclusive license agreement with UMB for a novel drug delivery platform, Nano-Polymer-Drug Conjugate Systems.  This platform combines existing chemotherapeutic agents with a proprietary polymer carrier that contains a signaling moiety to direct the agents into a tumor.  RX-21101 is our first drug candidate utilizing this platform and is a conjugated form of docetaxel, a common chemotherapy agent.  This agreement requires us to make payments to UMB if RX-21101 or any products from the licensed delivery platform achieve development milestones.

Ohio State University

In October 2013, we entered into an exclusive license agreement with the Ohio State Innovation Foundation, an affiliate of the Ohio State University, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”).  The LCAN platform incorporates both cationic lipid and cationized albumin that can form an electrostatic complex with oligonucleotides and be co-encapsulated by lipids.  Archexin-Nano is our first drug candidate to be developed with this platform. The agreement requires us to make payments to the Ohio State if or any products from the licensed delivery platform achieve development milestones.

Korea Research Institute of Chemical Technology (“KRICT”)

On June 22, 2009, we entered into a license agreement with KRICT to acquire all intellectual property related to Quinoxaline-Piperazine derivatives, which includes Supinoxin.  We paid an initial license fee of $100,000 in July 2009, and will pay $1,000,000 to KRICT upon marketing approval from the FDA for the first commercial product.

Rexgene Biotech Co., Ltd. (“Rexgene”)

On February 6, 2003, we entered into a research collaboration agreement with Rexgene, which is engaged in the development of pharmaceutical products in Asia. Rexgene has agreed to assist us with the research, development and clinical trials necessary for registration of Archexin in Asia.  Under the agreement, Rexgene has exclusive rights to license, sublicense, make, have made, use, sell and import Archexin in Asia. In accordance with the agreement, Rexgene paid the us a one-time fee of $1,500,000 in 2003. Rexgene also agreed to pay us a royalty fee of 3% of net sales of licensed products related to Archexin in all countries in Asia by Rexgene or any sublicensee of Rexgene.

The agreement expires upon the last to expire of all U.S. and foreign patents presently or in the future issued that cover Archexin, or, if no licensed patent is issued, within 20 years from the date of execution of the agreement. A breach of the agreement by either party give the non-breaching party the right to terminate the agreement upon 90 days written notice of termination specifying the obligations breached, provided that within said 90 days the breaching party does not remedy the breach.

Revaax Pharmaceuticals LLC (“Revaax”)

On February 10, 2005, we in-licensed on an exclusive basis, with the right to sublicense, all of the IP of Revaax with respect to certain chemical structures that have demonstrated in pre-clinical research the potential to treat certain behavioral disorders, such as anxiety, depression and cognitive disorders (the “Licensed Products”), which includes four patents and multiple patent applications.  This intellectual property was used to develop Serdaxin and Zoraxel.  This agreement expires upon the expiration of the royalty term for all Licensed Products in all countries, which is no earlier than August 2020 and could extend to August 2024.

Under the agreement, we paid Revaax an initial license fee over a period of two years beginning in 2005. We also agreed to make payments to Revaax upon the achievement of certain development milestones, such as dosing the first patient in a Phase III clinical trial or other controlled study in humans of the efficacy and safety for a Licensed Product and obtaining approval by any federal, state or local regulatory, department, bureau or other governmental entity necessary prior to the commercial sale for a Licensed Product. We are not obligated to make any payments for development milestone events for which we receive non-creditable upfront fees or milestone payments received from any sublicense in connection with the development and commercialization of a Licensed Product by such sublicense, less any license fees, milestone payments, or royalties payable by us to a third party under any technology acquisition agreement in connection with the development or commercialization of a Licensed Product, but specifically excluding any royalties revenues derived from any sublicense agreements.

In addition to milestone payments, we agreed to pay Revaax royalty payments on all sales of a Licensed Product to third parties. Such royalty payments are equal to a low single digit percentage of the aggregate net sales of the Licensed Product, with the percentage increasing in relation to the aggregate net sales. Royalty payments for a Licensed Product expire upon the later of the expiration of any claim of an issued an unexpired patent of the Licensed Product that has not been held unenforceable or invalid and that has not been disclaimed or admitted to be invalid or unenforceable through reissue or otherwise and 10 years after the first commercial sale of the Licensed Product. Royalty payments are reduced upon expiration of patent claim for the Licensed Product within a particular country.

Total Research and Development Costs

We have incurred research and development costs of $3,253,139 and $3,392,896 for the years ended December 31, 2013 and 2012 respectively.  Research and development costs primarily consist of clinical trials and pre-clinical development costs, as well as payroll costs for research and development personnel.

Employees

We currently have 16 full-time employees, all of whom are based either at our Rockville, Maryland office or our Germantown, Maryland lab facility.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe our relationships with our employees are satisfactory.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to file annual, quarterly and current reports, proxy statements and other information with the SEC.  Any document we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We make available, free of charge, on our website at www.rexahn.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after they are filed with or furnished to the SEC. Investors are encouraged to access these reports and the other information about our business on our website. Information found on our website is not part of this Annual Report on Form 10-K. We will also provide copies of this Annual Report on Form 10-K, free of charge, upon written request to the Investor Relations Department at our main address, 15245 Shady Grove Road, Suite 455, Rockville MD 20850

Also posted on our website, and available in print upon written request of any shareholder to our Investor Relations Department, are the charters of the standing committees of our Board.

Item 1A.	Risk Factors.

You should carefully consider the risks described below together with the other information included in this Form 10-K. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

Risks Related to Our Financial Position and Capital Needs

We currently have no product revenues, have incurred negative cash flows from operations since inception and will need to raise additional capital to operate our business.

To date, we have generated no product revenues and have incurred negative cash flow from operations. Until we receive approval from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. We expect to continue to incur significant development and other expenses related to our ongoing operations.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings, cash on hand, licensing fees and grants, if any.  If we are not able to raise sufficient funds, we will have to reduce our research and development activities. We will first reduce research and development activities associated with our pre-clinical compounds. To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical stage product candidates.

Unforeseen events, difficulties, complications and delays may occur that could cause us to utilize our existing capital at a faster rate than projected, including the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund other drug candidate development, clinical trial and research and development efforts, including clinical trials for other new drug candidates, as well as other research and development projects.

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

To date, we have generated no product revenues and have incurred negative cash flow from operations. Our accumulated deficit as of December 31, 2013 and 2012 was $72,810,707 and $63,311,283, respectively. For the years ended December 31, 2013, and 2012, we had net losses of $9,499,424 and $6,226,670, respectively. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

•	continued pre-clinical development and clinical trials for our current and new drug candidates;

•	finding suitable partners to help us research, develop and commercialize new drug candidates;

•	efforts to seek regulatory approvals for our drug candidates;

•	implementing additional internal systems and infrastructure;

•	in-licensing in additional technologies to develop; and

•	hiring additional personnel or entering into relationships with third parties to perform functions that we are unable to perform on our own.

We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures. Until we have the capacity to generate revenues, we are relying upon outside funding resources to fund our cash flow requirements. If these resources are depleted or unavailable, we may be unable to continue to expand our operations or otherwise capitalize on our business opportunities, and our business, financial condition and results of operation would be materially adversely affected.

We have a limited operating history, and we have not demonstrated an ability to commercialize drug candidates.

We are a development-stage company with a limited number of drug candidates. We currently do not have any products that have gained regulatory approval, and we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any of our drug candidates. The successful commercialization of our drug candidates will require us to perform a variety of functions, including:

•	conducting pre-clinical and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

To date, our operations have been limited to organizing and staffing the Company, acquiring, developing and securing our proprietary technology, and undertaking drug candidate research and development, including pre-clinical trials and clinical trials of our principal drug candidates. These operations provide a limited basis for assessing our ability to commercialize drug candidates.

Several of our drug candidates are in clinical trials, which are very expensive, time-consuming and difficult to design and implement.

Our drug candidates are in various stages of development and require extensive clinical testing. Such testing is expensive and time-consuming and requires specialized knowledge and expertise.  Archexin entered a Phase IIa clinical trial in January 2014, RX-3117 entered a Phase Ib clinical trial in January 2014, and Supinoxin entered a Phase I clinical trial in August 2013.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming, and the outcome is not certain; the results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We estimate that clinical trials of our current drug candidates will take multiple years to complete. Furthermore, failure can occur at any stage of a clinical trial, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed or precluded by a number of factors, including:

•	delay or failure in reaching agreement with the FDA or a foreign regulatory authority on the design of a given trial, or in obtaining authorization to commence a trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	delay or failure in obtaining approval of an Institutional Review Board (“IRB”) to conduct a clinical trial at a given site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care of the ineligibility of a site to participate;

•	delay or failure in recruiting and enrolling study subjects

•	delay or failure in having subjects complete a clinical trial or return for post-treatment follow up;

•	clinical sites or investigators deviating from trial protocol, failing to conduct the trial in accordance with applicable regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites;

•	failure of third-party clinical trial managers to meet their contractual obligations or deadlines;

•	the need to modify a study protocol;

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	change in the standard of care of the indication being studied;

•	reliance on third-party suppliers for the supply of drug candidate samples;

•	inability to monitor patients adequately during or after treatment;

•	lack of sufficient funding to finance the clinical trials; and

•	changes in governmental regulations or administrative action.

We, the FDA or an IRB may suspend a clinical trial at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our investigational new drug (“IND”) applications or the conduct of these trials. Additionally, we may have difficulty enrolling patients in our clinical trials.  If we experience such difficulties, we may not be able to complete a clinical trial or we may experience significant delays in completing a clinical trial.

If the results of our clinical trials fail to support the claims of any of our drug candidates, the completion of development of that candidate may be significantly delayed, or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

Even if our clinical trials are completed as planned, we cannot be certain that clinical results will support our drug candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that one or more of our drug candidates is safe for humans and effective for indicated uses. As a result, we may have to conduct additional clinical trials or may decide to abandon a drug candidate, in which case we may never recognize any revenue related to such candidate. Standard of care treatments may change, which would require additional clinical trials. Repeating clinical trials or conducting additional clinical trials will delay the filing of a new drug application (“NDA”) and, ultimately, delay our ability to commercialize our drug candidates and generate product revenues.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates, and we cannot guarantee how long it will take the FDA or other similar regulatory agencies to review applications for our drug candidates.

We will need FDA approval to commercialize our drug candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions.

The time it takes to obtain approval, either in the United States or foreign jurisdictions, is unpredictable, but typically takes many years, depends upon a variety of factors, including the type, complexity and novelty of the drug candidate, requires substantial resources and is subject to regulatory authorities’ substantial discretion.  In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. We cannot guarantee that any of our drug candidates will ultimately be approved by the FDA or any other regulatory authority, or the length of time obtaining approval will take.  Two of our drug candidates, Archexin and RX-0047, are antisense oligonucleotide (“ASO”) compounds. To date, the FDA has approved very few NDAs for ASO compounds for cancer treatment. In addition, each of Archexin, Archexin-Nano and RX-0047-Nano is of a drug class (Akt inhibitor, in the case of Archexin, and Archexin-nano and HIF inhibitor, in the case of RX-0047) that has not been approved by the FDA to date, and we have not submitted an NDA for any of these drug classes. After clinical trials are completed, the FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign authority for a variety of reasons, including:

•	disagreement with the design or implementation of our clinical trials;

•	failure to demonstrate to the authority’s satisfaction that the product candidate is safe and effective for the proposed indication;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	failure to demonstrate that the product’s benefits outweigh its risks;

•	disagreement with our interpretation of pre-clinical or clinical data; and

•	inadequacies in the manufacturing facilities or processes of third-party manufacturers.

The FDA or a comparable foreign authority may require us to conduct additional pre-clinical and clinical testing, which may delay or prevent approval and our commercialization plans or cause us to abandon the development program.  Further, any approval we receive may be for fewer or more limited indications than we request, may not include labeling claims necessary for successful commercialization of the product candidate or may be contingent upon our conducting costly post-marketing clinical trials,  Any of these scenarios could materially harm the commercial prospects of a product candidate.

Even if our product candidates obtain approval, they may face future development and regulatory difficulties that can negatively affect commercial prospects.

Even if we obtain approval for a product candidate, it would be subject to ongoing regulatory requirements and restrictions of the FDA and comparable regulatory authorities regarding manufacturing, quality control, further development, labeling, packaging, storage, distribution safety surveillance, import, export, advertising, promotion, recordkeeping and reporting.  Failure by us or any of the third parties on which we rely to meet those requirements can lead to enforcement action that could significantly impair our ability to successfully commercialize a given product.  If the FDA or a comparable regulatory authority becomes aware of new safety information, it can impose additional restrictions on how the product is marketed, if at all.

There is no assurance that any of our products that has received or will receive orphan drug designation will subsequently obtain orphan drug exclusivity, or that any such exclusivity will provide the desired benefit.

Although we have obtained orphan drug designation for several uses of Archexin and may obtain additional orphan drug designation for it or other product candidates, we are not assured of being awarded orphan drug exclusivity or the enjoying the benefits of such exclusivity, even if the product is approved for its orphan-designated use.  If another company also holding orphan drug designation for the a product containing the same active moiety intended for the same rare disease or condition receives approval before our product, approval of our product would be precluded for seven years, because of that product’s orphan drug exclusivity, unless we could demonstrate our product to be clinically superior to the earlier-approved product.  Similarly, even if our drug were approved first and awarded seven-year orphan drug exclusivity, it would not block approval of the other product, if that product were shown to be clinically superior.  Additionally, because orphan drug exclusivity is product- and indication-specific, it does not prevent approval of another drug for the same orphan indication or the same drug for a different use.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves our drug candidates, physicians and patients may not accept and use them. Future acceptance and use of our products will depend upon a number of factors including:

•	awareness of a drug’s availability and benefits;

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	pharmacological benefit and cost-effectiveness of our products relative to competing products;

•	availability of reimbursement for our products from government or other third-party payors;

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and

•	the price at which we sell our products.

Because we expect sales of our current drug candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Even if we commercialize any of our product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidate for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly by establishing Medicare Part D and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs under Medicare Part B. In addition, this legislation provided authority for limiting the number of drugs that Medicare will cover in any therapeutic class under the new Medicare Part D program. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and reimbursement rate that we receive for any of our approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, a law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, effective the first quarter of 2010 and revising the definition of “average manufacturer price,” or AMP, for reporting purposes, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. The Centers for Medicare and Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid drug rebates to the utilization that occurs in the U.S. territories, such as Puerto Rico and the Virgin Islands. Also effective in 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase. Furthermore, as of 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products and requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. Notably, a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the full effect of the Affordable Care Act, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes obligations on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to the U.S. Department of Health and Human Services ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies as well as academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as more experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

Large pharmaceutical companies currently sell both generic and proprietary compounds for the treatment of cancer. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staff and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations. Our competitors may succeed in developing products that are more effective than ours, which could our product candidates noncompetitive prior to recovery by us of expenses incurred with respect to their development.

If we are unable to successfully manage our growth, our business may be harmed.

In addition to our own internally developed drug candidates, we are actively seeking opportunities to in-license compounds in oncology and other therapeutic areas that are strategic additions to our product pipeline. Such additional drug candidates could significantly increase our capital requirements and place further strain on our resources, including on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates. As of December 31, 2013, we had 16 full-time employees. We may need to hire more employees as our product pipeline and operations expand, further increasing the size of our organization and related expenses. If we are unable to manage our growth effectively, we may not efficiently use our resources, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

We may not be able to attract and retain qualified personnel necessary for the development and commercialization of our drug candidates. Our success may be negatively impacted if key personnel leave.

Attracting and retaining qualified personnel is critical to our future success. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot assure you that we will be successful in engaging personnel with the skills and experience to support our business and research and development activities.

Our key personnel, especially Dr. Chang H. Ahn, our Chairman and Chief Scientist, Dr. Peter Suzdak, our Chief Executive Officer, and Tae Heum Jeong, our Chief Financial Officer, provide critical technical knowledge and expertise.  The loss of Dr. Ahn, Dr. Suzdak, Dr. Jeong, or any of the other members of our management team, could result in delays in product development and diversion of management resources, which could adversely affect our operating results. We do not have “key person” life insurance policies for any of our executive officers.

Risks Related to Reliance on Third Parties

Even if we are able to commercialize our product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country.  Some countries require approval of the sale price of a drug before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.  Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available in a timely manner from government health administration authorities, private health insurers and other organizations.  Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels.  A primary trend in the U.S. healthcare industry and elsewhere is cost containment.  Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications.  Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.  Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.  We cannot be sure that reimbursement will be available promptly for any product candidates that we commercialize and, if reimbursement is available, that the level of reimbursement will be at a rate that covers our costs, including research, development, manufacturing, selling and distribution costs.

Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases.  Third-party payors also may seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations, before covering our products for those patients.  Limited coverage may impact the demand for, or the price of, any product candidate for which we obtain marketing approval.  If reimbursement is available only for limited indications, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

Recently enacted and future legislation may affect the prices we may obtain for our product candidates.

In the United States, there have been several recent legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians.  The Centers for Medicare and Medicaid Services, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs.  Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products.  While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates.  Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, together the Affordable Care Act.  This law substantially changes the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms.  The Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid program by including drugs utilized in Medicaid managed care organizations and increasing the minimum Medicaid rebate due for innovator drugs in general from 15.1% of average manufacturer price (“AMP”) to 23.1% of AMP.  The Affordable Care Act and subsequent legislation also changed the definition of AMP.  The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.  Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners.

A significant number of provisions are not yet, or have only recently become, effective.  In 2012, CMS issued proposed regulations to implement the changes to the Medicaid program under the Affordable Care Act but has not yet issued final regulations.  CMS is currently expected to release the final regulations in 2014.  Although it is too early to determine the full effect of the Affordable Care Act, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.  On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, requires spending reductions to lower the federal deficit by at least $1.2 trillion for the years 2013 through 2021.  Under this law, an automatic reduction to several government programs, known as sequestration, took effect in 2013.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.  The American Taxpayer Relief Act of 2012 delayed implementation of these reductions by two months, and because Congress did not act to prevent these cuts, they took effect on April 1, 2013.  The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023, unless Congress repeals or amends the reductions in future legislation. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.

Much of our drug development program depends upon third-party researchers, and the results of our clinical trials and such research activities are, to a limited extent, beyond our control.

We have engaged third-party contract research organizations and other investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical studies, toxicology studies and clinical trials. For example, for the development of Archexin, we have engaged multiple third-parties, including the Lombardi Comprehensive Cancer Center of Georgetown Medical Center and the University of Alabama at Birmingham, where Phase I clinical trials were conducted, and Amarex, LLC, a pharmaceutical clinical research service provider. We also engaged TherImmune Research Corporation (now named Bridge Global Pharmaceutical Services, Inc.), a discovery and pre-clinical service provider, to summarize Archexin’s pre-clinical data.

Engaging third-party contract research organizations is typical practice in our industry. However, relying on such organizations means that the clinical trials and other studies described above are being conducted at external locations and that the completion of these trials and studies is not within our direct control. Trials and studies may be delayed due to circumstances outside our control, and such delays may result in additional expenses for us.

While we make every effort internally to oversee the work of third-party contractors, these collaborators are not our employees, and we cannot control the effort, time or other resources that they devote to our programs. Third parties may not assign priority to our programs or pursue them as diligently as we would if we were undertaking them ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications and introduction of new drugs to the market may be delayed. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

We rely exclusively on third parties to formulate and manufacture our drug candidates, which expose us to a number of risks that may delay development, regulatory approval and commercialization of our products or result in higher product costs.

We have no experience in drug formulation or manufacturing and we lack the resources and expertise to formulate or manufacture our own drug candidates internally. Therefore, we rely on third-party expertise to support us in this area. We have entered into contracts with third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials. If any of our drug candidates receive FDA approval, we expect rely on third-party contractors to manufacture our drugs. We have no current plans to build internal manufacturing capacity for any product, and we have no long-term supply arrangements.

Our reliance on third-party manufacturers exposes us to the following potential risks:

•	We may be unable to contract with third-party manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited and is subject to FDA approval. FDA approval requires testing and compliance inspections. In addition, any new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs.

•	Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials through completion or to successfully produce, store and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such improvements.

•	A third-party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours.

Each of these risks could delay our clinical trials and the approval and commercialization of our drug candidates, potentially resulting in higher costs, reduced revenues or both.

We have no experience selling, marketing or distributing products and currently no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. While we intend to have a role in the commercialization of our products, we do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships with other companies having sales, marketing and distribution capabilities, a strategic interest in the products under development and the ability to successfully market and sell our products. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. We cannot assure you that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted at this early stage of our development. We cannot assure you that such efforts will be successful. In addition, we cannot assure you that we will be able to market and sell our products in the United States or overseas.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. Although we currently carry clinical trial insurance and product liability insurance we, or any collaborators, may not be able to maintain such insurance at a reasonable cost. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claims arise.

Risks Related to Our Intellectual Property

If we breach the license agreements for our product candidates, we could lose the ability to continue the development and commercialization of our product candidates.

We do not own the rights to the intellectual property underlying Serdaxin and Zoraxel.   Our rights to these product candidates have been granted by third parties pursuant to license agreements.  If we fail to meet our obligations under these license agreements or otherwise breach the agreements, we may lose our exclusive rights, which may result in a complete termination of our product development and any commercialization efforts for the applicable product candidate.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish, and our business and competitive position would suffer.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors and licensees to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have an active patent protection program that includes filing patent applications on new compounds, formulations, delivery systems and methods of making and using products and prosecuting these patent applications in the United States and abroad. As patents issue, we also file continuation applications as appropriate. Although we have taken steps to build a strong patent portfolio, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will issue in the United States or any other country;

•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications;

•	whether we will need to initiate litigation or administrative proceedings to protect our intellectual property rights, which may be costly whether we win or lose;

•	whether any of our patents will be challenged by our competitors alleging invalidity or unenforceability and, if opposed or litigated, the outcome of any administrative or court action as to patent validity, enforceability or scope;

•	whether a competitor will develop a similar compound that is outside the scope of protection afforded by a patent or whether the patent scope is inherent in the claims modified due to interpretation of claim scope by a court;

•	whether there were activities previously undertaken by a licensor that could limit the scope, validity or enforceability of licensed patents and intellectual property; or

•	whether a competitor will assert infringement of its patents or intellectual property, whether or not meritorious, and what the outcome of any related litigation or challenge may be.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors, sublicensees and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all employees to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired, and our business and competitive position would suffer.

Due to legal and factual uncertainties regarding the scope and protection afforded by patents and other proprietary rights, we may not have meaningful protection from competition.

 Our long-term success will substantially depend upon our ability to protect our proprietary technologies from infringement, misappropriation, discovery and duplication and avoid infringing the proprietary rights of others. Our patent rights, and the patent rights of development stage biopharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. These uncertainties also mean that any patents that we own or may obtain in the future could be subject to challenge, and even if not challenged, may not provide us with meaningful protection from competition. Patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us.

In connection with the process of seeking patent protection for Supinoxin in Japan, we filed a patent application including claims covering Supinoxin with the Japanese Patent Office (“JPO”) for examination. The JPO initially agreed that the claims covering the compound for Supinoxin were allowable, but as a result of a mistake in the patent application filing as prepared and submitted by our Japanese patent attorneys and incomplete review by the JPO’s patent examiner, the JPO issued a decision to grant a patent with claims that did not include Supinoxin.  We appealed this decision with the JPO to request withdrawal of the decision to grant so that the correct claims would be allowed, but the JPO refused to withdraw its decision. As a result, and in accordance with Japanese law and procedure for appealing patent application decisions, we have filed a lawsuit against the JPO in Tokyo District Court to cause the JPO to reverse its decision to grant the errant patent and to allow a patent that includes claims covering Supinoxin.  The patent application at issue remains pending subject to the outcome of this action. There can be no guarantee that we will be successful in winning the appeal to correct the error in the patent registration that would exclude the compound for Supinoxin.

If we infringe the rights of third parties, we could be prevented from selling products and be forced to defend against litigation and pay damages.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in patents held by others, which could cause us to lose the use of one or more of our drug candidates;

•	pay damages; or

•	defend litigation or administrative proceedings that may be costly whether we win or lose and that could result in a substantial diversion of our management resources.

Although we have not received any claims of infringement by any third parties to date, we expect that as our drug candidates move further into clinical trials and commercialization and our public profile is raised, we may be subject to such claims.

Risks Related to Ownership of Our Common Stock

An investment in shares of our common stock is very speculative and involves a very high degree of risk.

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder and interest on bank account balances and short-term investments. Our accumulated deficit as of December 31, 2013 and 2012 was $72,810,707 and $63,311,283, respectively. For the years ended December 31, 2013, and 2012, we had net losses of $9,499,424 and $6,226,670, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in our relationships with our licensors or other strategic partners;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems; and

•	developments and market conditions in the pharmaceutical and biotechnology industries.

Further, the stock market, in general, and the market for biotechnology companies, in particular, have experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which may be unrelated or disproportionate to our operating performance and which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of our common stock is low.

We will require additional capital funding the receipt of which may impair the value of our common stock.

Our future capital requirements depend on many factors, including our research, development, sales and marketing activities. We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

We have not paid dividends to our stockholders in the past, and we do not anticipate paying dividends to our stockholders in the foreseeable future.

We have not declared or paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, to fund the continuing operation of our business, and therefore we do not anticipate paying dividends on our common stock in the foreseeable future. As a result, you will not realize any income from an investment in our common stock until and unless you sell your shares at a profit.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.  We may be the target of this type of litigation in the future.  Securities litigation against us could result in substantial costs and direct our management’s attention from other business concerns, which could seriously harm our business.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Description of Property.

We lease approximately 5,466 square feet of office space at 15245 Shady Grove Road, Rockville, Maryland 20850.  We also lease approximately 1,100 square feet of laboratory space at 20271 Goldenrod Lane  2086, #2088, Germantown, Maryland 20876.  The laboratory space is equipped with the requisite laboratory services required to conduct our business and we believe that our existing facilities are adequate to meet our needs for the foreseeable future.  The office lease, which commenced on June 29, 2009, is for a five year term.  The laboratory lease, which commenced on July 1, 2009, is for one year term and was renewed for additional years commencing July 1, 2010, July 1, 2011, July 1, 2012 and July 1, 2013.  We do not own any real property.

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 21, 2014, we are authorized to issue two classes of capital stock, which are common stock and preferred stock.  Our total authorized shares of common stock and preferred stock are 500,000,000 shares, par value $0.0001 per share, and 100,000,000 shares, par value $0.0001, respectively.  As of March 21, 2014, we have 176,533,519 shares of common stock outstanding and approximately 17,000 stockholders of record of common stock.  As of March 21, 2014, no shares of preferred stock are outstanding.

Our common stock is traded on the NYSE MKT, formerly known as the American Stock Exchange, under the ticker symbol “RNN.”  From May 16, 2005 to May 23, 2008 our common stock was traded on the Over the Counter Bulletin Board (the OTC-BB) under the ticker symbol “RXHN.”  From November 2004 until May 13, 2005, our common stock was traded on the OTC-BB under the ticker symbol “CPRD.”

The following table sets forth the high and low sales prices of our common shares as reported during the periods indicated.

Period	High	Low

2012
First Quarter	0.67	0.36
Second Quarter	0.57	0.29
Third Quarter	0.81	0.32
Fourth Quarter	0.56	0.28
2013
First Quarter	0.41	0.30
Second Quarter	0.52	0.28
Third Quarter	0.66	0.36
Fourth Quarter	0.62	0.37

Dividends

We have not paid any cash dividends on common stock and do not expect to do so in the foreseeable future.  We anticipate that any earnings generated from future operations will be used to finance our operations.  No restrictions exist upon our ability to pay dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2013.

Sale of Unregistered Equity Securities

Pursuant to an engagement letter agreement, dated October 10, 2013, with H.C. Wainwright & Co., LLC, we issued warrants to purchase up to an aggregate of 407,692 shares of common stock to H.C. Wainwright & Co., LLC and its designees. The warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Pursuant to an advisory service agreement, dated June 10, 2013, with Meyers Associates, L.P., we issued 200,000 shares of common stock on both June 10 and October 10, 2013, to Meyers Associates, L.P in consideration for financial advisory services.  The shares of common stock were not registered under the Securities Act pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Pursuant to a consulting agreement, dated May 8, 2013, with Corporate Profile, LLC, we issued 120,000 shares of common stock on both May 8 and August 1, 2013, to Corporate Profile, LLC in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act pursuant to the exemption from, registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 6.	Selected Financial Data.

A smaller reporting company is not required to provide information required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our financial statements and the related notes, which are included in this Annual Report on Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements.  See “Cautionary Statement Regarding Forward‑Looking Statements.”  You should also review the “Risk Factors” section under this Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

OVERVIEW

We are a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs. Our pipeline features one oncology candidate in Phase II clinical trials, two oncology candidates in Phase I clinical trials, and other drug candidates in pre-clinical development. Our strategy is to continue building a significant product pipeline of innovative medicines that we will commercialize alone or with pharmaceutical partners.

Since our inception, our operations have been limited to organizing and staffing the Company, acquiring, developing, and securing our proprietary technology, drug candidate research and development, and undertaking, through third parties, pre-clinical and clinical trials of our principal drug candidates.  As a development stage company, we have no product sales to date, and we will not generate any product sales until we receive approval from the U.S. Food and Drug Administration (the “FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates.  Our major sources of working capital have been proceeds from various private financings, primarily private sales of common stock and debt securities and collaboration agreements with our strategic investors.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our accounting policies are in accordance with U.S. generally accepted accounting principles, (“GAAP”), and their basis of application is consistent with that of the previous year.  Our significant estimates include assumptions made in estimating the fair values of stock-based compensation and our assessment relating to the impairment of intangible assets and deferred revenues.

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, prepaid expenses and other current assets and accounts payable and accrued expenses approximate fair value because of the short‑term maturity of these financial instruments.  The fair value methodology for our warrant liabilities, put feature on common stock, and marketable securities is described in detail in Item 8 of this Annual Report on Form 10-K.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  ASC 740 requires that a valuation allowance be established when it is more likely than not that all portions of a deferred tax asset will not be realized.  A review of all positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits.  Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

As a result of our significant cumulative losses, we determined that it was appropriate to establish a valuation allowance for the full amount of our deferred tax assets.

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

Warrant Liabilities

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” we record warrant liabilities at fair value due to provisions in our warrant agreements, as discussed in Footnote 13 of Item 8 of this Annual Report on Form 10-K.  We reevaluate the fair value of our warrants at each reporting period, and changes in the fair value between reporting periods is recorded as “unrealized (loss)/gain on fair value of warrants” in the statement of operations.

Put Feature on Common Stock

We extended anti-dilution protection provisions on our common stock to our investors in our December 2007 and March 2008 financings, whereby in the event that we sell or issue shares below the effective purchase price paid, the investors would thereupon receive additional shares in a ratio outlined in a securities purchase agreement with investors.  In accordance with ASC 480, this feature is a written put on our common stock, and is classified as a liability at fair value.  We reevaluate the fair value at each reporting period, and changes in the fair value are recorded as unrealized gain on fair value of put feature on common stock in the statement of operations.  The anti-dilution provisions expired in December 2009 and March 2010.

Stock-Based Compensation

In accordance with ASC 718, “Stock Compensation” compensation costs related to share-based payment transactions, including employee stock options, are to be recognized in the financial statements. In addition, we adhere to the guidance set forth within SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding the interaction between ASC 718 and certain SEC rules and regulations, and provides interpretations with respect to the valuation of share-based payments for public companies.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment,” long‑lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Management determined that an impairment of intangible assets occurred in 2009 and wrote-off the assets’ remaining carrying value of $286,132.

Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off‑balance sheet risk and credit risk concentration.  We do not have significant off‑balance sheet risk or credit concentration.  We maintain cash and short-term investments with major financial institutions.  From time to time we have funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2013, our uninsured cash balance was $17,972,641. Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

Recent Accounting Pronouncements Affecting the Company

Comprehensive Income

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting reclassifications from comprehensive income to net income.  The new guidance requires that a company present the effects on line items of net income of significant amounts reclassified out of accumulated other comprehensive income, and additional referencing and disclosure regarding these items.  The guidance is effective for us for fiscal years and interim periods beginning on or after December 15, 2012.  We adopted this guidance during the quarter ended March 31, 2013.  There was no material impact on our financial statements due to the adoption of this guidance.

Results of Operations

Comparison of the Years Ended December 31, 2013 and December 31, 2012

Total Revenues

We had no revenues for the years ended December 31, 2013 or 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $1,547,214, or 57.0%, to $4,260,363 for the year ended December 31, 2013 from $2,713,149 for the year ended December 31, 2012.  The increase is attributable to increases in several expense categories, including investor relations, financial advisory services, stock options compensation, recruiting fees, and discretionary compensation.  During the year ended December 31, 2013, we engaged multiple firms to provide investor relations and financial advisory services surrounding financing transactions, compared to one firm during the year ended December 31, 2012, and some of these firms were compensated with compensatory stock in addition to cash payments. The total amount of compensatory stock expensed during the year ended December 31, 2013 was approximately $273,000, and in 2013, we paid approximately an additional $215,000 for investor relations and financial advisory services than 2012.   General and administrative expenses also increased due to stock option compensation and recruiting fees of approximately $320,000 and $100,000, respectively, for our new Chief Executive Officer, who joined us in February 2013.  Per his employment agreement, with us, our new Chief Executive Officer was awarded 1,200,000 stock options which vested immediately and were therefore expensed upon grant.  In addition, general and administrative expenses also increased due to legal and professional fees associated with the termination of the research and exclusive license option agreement (the “RELO Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and the establishment of the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”), and additional discretionary compensation paid to employees.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses decreased $139,757 or 4.1%, to $3,253,139 for the year  ended December 31, 2013, from $3,392,896 for the year ended December 31, 2012.  The decrease is partially attributable to the development of RX-3117.  During the year ended December 31, 2012, we incurred approximately $930,000 for the pre-clinical and exploratory Phase I clinical trial of RX-3117 which was paid from cash received from our partner, Teva, through the sale of stock in accordance with a securities purchase agreement. In December 2012, Teva provided us with $926,000 additional research funding for the development of RX-3117.  Because we did not issue equity in exchange for the proceeds, the proceeds received were recorded as a deferred research and development arrangement.  Costs incurred for the development of RX-3117 reduce the deferred research and development arrangement liability, and were therefore, not an expense of ours during the year ended December 31, 2013.  The decrease was offset by increased consulting, drug manufacturing and clinical trial costs for Supinoxin, which entered clinical trials during the year ended December 31, 2013, and for preparatory costs in anticipation of Archexin entering a Phase IIa clinical trial in January 2014.

Patent Fees

Our patent remained essentially flat for the year ended December 31, 2013, decreasing $2,896, or 0.7%, to $428,203 for the year ended December 31, 2013, from $431,099 for the year ended December 31, 2012.  Patent fees include legal costs to respond to office actions on pending patent applications and translation fees associated with regionalizing patents in foreign jurisdictions.

Depreciation and Amortization

Depreciation and amortization expense decreased $5,253, or 12.4% to $37,133 for the year ended December 31, 2013, from $42,386 for the year ended December 31 2012.  The decrease is primarily due to assets for which we incurred an entire year’s depreciation for the year ended December 31, 2012 that subsequently became fully depreciated and therefore there only a partial year’s depreciation expense for these assets during the year ended December 31, 2013.

Interest Income

Interest income increased $28,188, or 133.6% to $49,280 for the year ended December 31, 2013 from $21,092 for the year ended December 31, 2012.  The increase is due to an increase in interest rates and higher cash balances on our cash and cash equivalents for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Unrealized (Loss)/Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the years ended December 31, 2013 and 2012, we recorded an unrealized (loss) gain on the fair value of our warrants of $(1,365,654) and $663,876.   The change in the fair value of our warrants is a non-cash item reflected in our financial statements.

Financing Expense

We incurred $204,212 and $332,108 of financing expenses during the years ended December 31, 2013 and 2012, respectively, related to our registered direct public offerings.

Net Loss

As a result of the above, net loss for the year ended December 31, 2013 was $9,499,424, or $0.07 per share, compared to $6,226,670, or $0.06 per share, for the year ended December 31, 2012.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development costs consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage and have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, Archexin, RX-3117 and Supinoxin, and our pre-clinical stage drug candidates, RX-0047-Nano, Archexin-Nano, and RX-21101.  Each of our drug candidates is in a different stage of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, RX-3117, and Supinoxin, is uncertain, and because, RX-0047-Nano, Archexin-Nano, and RX-21101 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates, if any.  If these projects are not completed as planned, our results of operations and financial condition would be negatively affected.

The table below summarizes the amounts spent on each of our research and development projects through December 31, 2013:

			Cumulative from March 19, 2001 (Inception)
	2013	2012	to December 31, 2013

Oncology Candidates
Archexin	$144,300	$165,000	$6,779,300
RX-3117	402,000	1,065,000	4,664,500
Supinoxin	784,800	626,000	1,983,800

CNS Candidates
Serdaxin	-	150,000	9,820,000
Zoraxel	-	10,000	1,255,000

Pre-clinical Compounds:	222,000	295,000	2,634,000

Total	$1,553,100	$2,311,000	$27,136,600

Archexin®

Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt, which we believe plays critical roles in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  Archexin has received “orphan drug” designation from the FDA, for renal cell carcinoma, (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.

 In August 2012, we announced top line results of an open label 2-stage Phase IIa clinical trial for Archexin that was designed to assess the safety and efficacy of Archexin in combination with gemcitabine.  Gemcitabine is used to treat pancreatic, breast, ovarian, and lung cancers.  Gemcitabine is a member of a group of chemotherapy drugs known as anti-metabolites.  It prevents cells from making DNA and RNA, which stops cell growth and causes cells to die.  Stage 1 was the dose-finding portion of the study and Stage 2 was the dose-expansion portion of the study using the dose identified in Stage 1 administered with gemcitabine.   The study enrolled 31 subjects aged 18 to 65 with metastatic pancreatic cancer at nine centers in the United States and India.  The primary endpoint was overall survival following four cycles of therapy with a six month follow-up.  For those evaluable patients, the study demonstrated that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival data of 5.65 months for standard single agent gemcitabine therapy.   The most frequent reported adverse events were constipation, nausea, abdominal pain and pyrexia, regardless of relatedness.

We initiated a Phase IIa clinical proof-of-concept clinical trial of Archexin in January 2014 to study its safety and efficacy in patients with metastatic RCC. We estimate the costs of that study to be approximately $4,500,000.  We own one issued U.S. patent for Archexin.

As of December 31, 2013, we have spent approximately $6,779,300 for the development of Archexin.  The Phase IIa trial for pancreatic cancer was completed in the third quarter of 2012, and we estimate that we have approximately an additional $95,000 of costs yet to be billed by vendors for this trial.

RX-3117

 RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers including colon, lung, and pancreatic cancer.  We completed an exploratory Phase I clinical study of RX-3117 in 2012 that demonstrated the oral bioavailability of RX-3117 in humans with no adverse effects reported in the study.   In January 2014, we initiated a Phase Ib clinical trial to study the safety and efficacy of RX-3117 in patients with solid tumors. We estimate the costs of that Phase I clinical study to be approximately $5,100,000.  As of December 31, 2013, we have spent approximately $4,664,500 for the development of RX-3117.

Prior to the third quarter of 2013, we had partnered with Teva for the development of RX-3117.  Through a research and exclusive license option agreement and purchases of securities, Teva supported our research and development of RX-3117.  Because Teva decided not to exercise its option to license RX-3117 in August 2013, we retain all the global development and commercialization rights to RX-3117.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule that inhibits the phosphorylation of p68 RNA helicase, a protein that we believe plays a key role in cancer growth, progression, and metastasis. Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation or tumor growth of cancer cells.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells.  In pre-clinical tissue culture models and in-vivo xenograft models, Supinoxin has demonstrated synergism with cytotoxic agents and activity against drug resistant cancer cells.  In July 2012, we submitted an investigational new drug (“IND”) application to the FDA for Supinoxin. We initiated a Phase I clinical trial in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors.  We estimate the costs of that study to be approximately $2,700,000.

As of December 31, 2013 we have incurred approximately $1,983,800 for the development of Supinoxin.

Non-Oncology Candidates

We have two candidates for indications other than oncology: Serdaxin, for major depressive disorder, and Zoraxel, for sexual dysfunction.  In January 2013, we determined to cease allocating resources to develop these candidates.  We are actively seeking partners to fund their clinical development.

Pre-clinical Pipeline

Archexin-Nano, RX-0047-Nano and RX-21101 are all in a pre-clinical stage of development.   Through December 31, 2013, the costs incurred for development of these compounds to date have been approximately $2,634,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 for each compound.

Research and Development Process

We have engaged third-party contract research organizations and other investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical studies, toxicology studies and clinical trials. For example, for the development of Archexin, we have engaged multiple third-parties, including the Lombardi Comprehensive Cancer Center of Georgetown Medical Center and the University of Alabama at Birmingham, where Phase I clinical trials were conducted, and Amarex, LLC, a pharmaceutical clinical research service provider.

Engaging third-party contract research organizations is typical practice in our industry. However, relying on such organizations means that the clinical trials and other studies described above are being conducted at external locations and that the completion of these trials and studies is not within our direct control. Trials and studies may be delayed due to circumstances outside our control, and such delays may result in additional expenses for us.

Collaboration and License Agreements

In July 2013, we entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer-Drug Conjugate Systems.  This platform combines existing chemotherapeutic agents with a proprietary polymer carrier that contains a signaling moiety to direct the agents into a tumor.  RX-21101 is our first drug candidate utilizing this platform and is a conjugated form of docetaxel, a common chemotherapy agent.

In October 2013, we entered into an exclusive license agreement with the Ohio State Innovation Foundation, an affiliate of the Ohio State University, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”).  The LCAN platform incorporates both cationic lipid and cationized albumin that can form an electrostatic complex with oligonucleotides and be co-encapsulated by lipids.  Archexin-Nano is our first drug candidate to be developed with this platform.

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $7,984,856 for the year ended December 31, 2013.  The operating cash flows during the year ended December 31, 2013 reflect our net loss of $9,499,424 and a net increase of cash components of working capital and non-cash charges totaling $1,514,568.  Cash used in operating activities was $6,619,559 for the year ended December 31, 2012.

Cash provided by investing activities was $845,522 for the year ended December 31, 2013, which consisted of a decrease in restricted cash of $895,671 offset by $50,149 for the purchase of equipment. Cash provided by investing activities for the year ended December 31, 2012 was $2,189,964.

Cash provided by financing activities was $12,340,822 for the year ended December 31, 2013 which consisted of net proceeds of $10,041,155 from our registered direct offerings in July and October, 2013, $90,000 from the exercise of stock options, and $2,209,667 from the exercise of stock warrants.  Cash provided by financing activities was $8,054,650 for the year ended December 31, 2012.

Financings

On December 4, 2012 we closed on an underwritten public offering to issue and sell 19,130,435 shares of common stock and warrants to purchase up to 10,521,739 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.55 shares of common stock, at a price of $0.33 per share. The warrants have an exercise price of $0.472 per whole share of common stock.  Pursuant to the underwriting agreement, we granted the underwriters a 45-day option to purchase an additional 2,869,565 shares of common stock and warrants to purchase 1,578,261 shares of common stock.  On December 4, 2012, the underwriters partially exercised this option, to purchase an additional 869,565 units, consisting of 869,565 shares of common stock and warrants to purchase 478,261 shares of common stock.  On December 10, 2012, the underwriters exercised the remaining overallotment option to purchase an additional 2,000,000 units, consisting of 2,000,000 shares of common stock and warrants to purchase 1,100,000 shares of common stock.  The total gross proceeds of this offering were $7,260,000.  The warrants issued are exercisable on the closing date until the five-year anniversary of the closing date, and were recorded as liabilities at fair value.  The closing costs of $977,434 included warrants to purchase 880,000 shares of common stock issued to the underwriters valued at $163,096, and $814,338 for underwriter’s discounts, and professional and other fees.

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

On October 16, 2013 we closed on a registered direct public offering to issue and sell 10,192,309 shares of common stock and warrants to purchase up to 3,567,309 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.35 shares of common stock, at a price of $0.52 per share, and the warrants have an exercise price of $0.575 per share.  The total gross proceeds of the offering were $5,300,001.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date, and were recorded as liabilities at fair value.

We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. We will first reduce research and development activities associated with our pre-clinical compounds.  To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical drugs.

Contractual Obligations

We have contracted with various vendors for research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2013, the total contract value of these agreements was approximately $22,968,113 and we made payments totaling $20,153,882 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

On September 9, 2010, we and three of our key executives entered into Amended and Restated Employment Agreements.  The Amended and Restated Employment Agreements replace the prior employment contracts entered into on August 10, 2009.  We entered into the Amended and Restated Employment Agreements in order to provide each of the key executives with: (i) an automatic one-year renewal upon the expiration of the initial three-year term and upon each consecutive year term unless such employment with us is terminated earlier by us or the executive; (ii) an annual base salary adjustment for inflation as determined by the Consumer Price Index subject to review by our Compensation Committee; (iii) an increase in the life insurance coverage from an amount equal to two times the executive’s annual base salary to an amount equal to four times the executive’s annual base salary; and (iv) a one-time cash payment, subject to applicable withholding requirements under applicable state and federal law, in an amount equal to the executive’s increased income tax costs as a result of payments made to the executive by us under the change of control provisions of the Amended and Restated Employment Agreement. Other than these changes, the new contracts have substantially similar terms to the executives’ prior employment agreements.  The agreements resulted in annual commitments of $350,000 to Dr. Chang H. Ahn, our former Chief Executive Officer and current Chief Scientist, $250,000, to Mr. Rakesh (Rick) Soni, our President and Chief Operating Officer, and $250,000 to Dr. Tae Heum Jeong, our Chief Financial Officer.

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

On June 22, 2009, we entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of December 31, 2013, this milestone has not occurred.

On June 29, 2009, we signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  Under the lease agreement, we pay our allocable portion of real estate taxes and common area operating charges in addition to annual base rent.  We paid $117,977 and $158,835, for rent under this lease, including the amended terms described below, during the year  ended December 31, 2013 and 2012, respectively.  On June 7, 2013, we entered into the first amendment to the lease agreement.  According to the terms of the amendment, we extended our lease term until June 30, 2019.  The amendment term begins on July 1, 2013 with an annual base rent of $100,210 and requires annual base rent increases over the next six years.

In connection with the lease agreement, we issued a letter of credit of $100,000 in favor of the lessor. On August 2, 2010 and July 1, 2011, the letter of credit was reduced to $50,000, and $37,500 respectively.  We have restricted cash equivalents of the same amount for the letter of credit.

On September 21, 2009, we closed on a securities purchase agreement with Teva, and contemporaneous with the execution and delivery of this agreement, the parties executed the RELO Agreement, pursuant to which we agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On December 27, 2012, we received $926,000 of research funding for the development of RX-3117 from Teva in accordance with a second amendment to the RELO Agreement, entered into on November 27, 2012.  We did not issue equity for this transaction.  On August 28, 2013, we announced that Teva had decided not to exercise its option to license RX-3117, and as a result, the RELO Agreement was terminated.  The remaining proceeds of $158,630, which is included in restricted cash equivalents at December 31, 2013, will be used to pay for expenses not yet incurred.

On June 24, 2013, and May 30, 2012, we signed a one-year renewal to use lab space commencing on July 1, 2013 and 2012, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the lease during the years ended December 31, 2013 and 2012 was $54,648.

We have established a 401(k) plan for our employees under which we match 100% of the first 3% of an employee’s deferral plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated to $78,487, and $65,686 for the years ended December 31, 2013 and 2012, respectively.

In July, 2013, we entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.    The agreement requires us to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of December 31, 2013, no development milestones have occurred

In October, 2013, we entered into an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform.  The agreement requires us to make payments to the Ohio State if or any products from the licensed delivery platform achieve development milestones.  As of December 31, 2013, no development milestones have occurred.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $18,984,161 as of December 31, 2013.  Based on our current plans and our capital resources, we believe that our cash, restricted cash, and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next 24 months which would entail focusing our resources on Phase II clinical trials of Archexin, Phase I clinical trials of RX-3117 and Supinoxin and the further development of our pre-clinical pipeline. Over the next twelve months, we expect to spend a minimum of approximately $1.4 million for Phase II clinical trials of Archexin.  We also expect to pay $4.1 million on the development of RX-3117 and Supinoxin, $3.1 million for the development of our pre-clinical pipeline and general research and development costs, $3.6 million on general corporate expenses, and approximately $140,000 on facilities rent. These figures include our commitments described earlier under “Contractual Obligations” under this Item 7.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities.

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

For the year ended December 31, 2013, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At December 31, 2013, our cash was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.  At December 31, 2013, we had no debt instruments on our balance sheet.

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

Our financial statements and the Report of the Independent Registered Public Accounting Firm thereon filed pursuant to this Item 8 and are included in this Annual Report on Form 10-K beginning on page F-1

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework  (1992 Framework).

Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013 our internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013 and is incorporated into this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013 and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013 and is incorporated into this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions; and Director Independence.

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013 and is incorporated into this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2014 Proxy Statement to be filed with the SEC within 120 days of December 31, 2013 and is incorporated into this Annual Report on Form 10-K by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements:

	Report of ParenteBeard LLC	F-1

	Balance Sheet as of December 31, 2013 and December 31, 2012	F-2

	Statement of Operations for the years ended December 31, 2013 and December 31, 2012, and cumulative from March 19, 2001 (Inception) to December 31, 2013	F-3

	Statement of Stockholders’ Equity (Deficit) from March 19, 2001 (Inception) to December 31, 2013	F-4

	Statement of Cash Flows for the years ended December 31, 2013 and December 31, 2012 and cumulative from March 19, 2001 (Inception) to December 31, 2013	F-8

	Notes to the Financial Statements	F-10

(2)	Exhibits:

See the accompanying Index to Exhibits filed as a part of this Annual Report on Form 10-K, which list is incorporated by reference in this Item.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21 day of March, 2014.

REXAHN PHARMACEUTICALS, INC.

By:	/s/ Peter D. Suzdak
Peter D. Suzdak
Chief Executive Officer

In accordance with the requirement of the Securities Exchange Act of 1934, this report has been signed on the 21 day of March, 2014 by the following persons on behalf of the issuer and in the capacities indicated:

Name	Title
/s/ Peter Suzdak*	Chief Executive Officer and Director (Principal Executive Officer)
Peter Suzdak
/s/ Tae Heum Jeong*	Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)
Tae Heum Jeong
/s/ Chang H. Ahn*	Chairman
Chang H. Ahn
/s/ Peter Brandt*	Director
Peter Brandt
/s/ David McIntosh*	Director
David McIntosh
/s/ Charles Beever*	Director
Charles Beever
/s/ Kwang Soo Cheong*	Director
Kwang Soo Cheong
/s/ Si Moon Hwang*	Director
Si Moon Hwang
/s/ Mark Carthy*	Director
Mark Carthy

* By: /s/ Tae Heum Jeong, Attorney-in Fact
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Rexahn Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Rexahn Pharmaceuticals, Inc. (the “Company”) (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the cumulative period from March 19, 2001 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and the cumulative period from March 19, 2001 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ PARENTEBEARD LLC

Reading, Pennsylvania
March 21, 2014

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Balance Sheet

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$18,688,031	$13,486,543
Marketable securities (note 3)	100,000	100,000
Prepaid expenses and other current assets (note 4)	507,165	188,808
Total Current Assets	19,295,196	13,775,351
Restricted Cash Equivalents (note 16)	196,130	1,091,801
Equipment, Net (note 6)	65,172	52,156
Total Assets	$19,556,498	$14,919,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 7)	$933,758	$851,837

Deferred Research and Development Arrangements (note 8)	833,630	1,626,000

Other Liabilities (note 9)	129,564	65,417

Warrant Liabilities (note 13)	5,034,058	2,842,065

Total Liabilities	6,931,010	5,385,319
Commitments and Contingencies (note 16)
Stockholders’ Equity (note 11):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 146,732,000 and 119,443,194 issued and 146,717,795 and 119,428,989 outstanding	14,673	11,944
Additional paid-in capital	85,449,932	72,861,738
Accumulated deficit during the development stage	(72,810,707)	(63,311,283)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	12,625,488	9,533,989

Total Liabilities and Stockholders’ Equity	$19,556,498	$14,919,308

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Operations

	For the Year Ended December 31,		Cumulative from March 19, 2001 (Inception) to December 31,
	2013	2012	2013
Revenues:
Research	$-	$-	$-

Expenses:
General and administrative	4,260,363	2,713,149	34,320,507
Research and development	3,253,139	3,392,896	38,531,638
Patent fees	428,203	431,099	2,960,307
Depreciation and amortization	37,133	42,386	720,056

Total Expenses	7,978,838	6,579,530	76,532,508

Loss from Operations	(7,978,838)	(6,579,530)	(76,532,508)

Other Income (Expense)
Realized loss on marketable securities	-	-	(13,301)
Interest income	49,280	21,092	1,491,679
Interest expense	-	-	(301,147)
Other income	-	-	56,047
Unrealized (loss)/gain on fair value of warrants	(1,365,654)	663,876	2,974,327
Unrealized gain on fair value of put feature on common stock	-	-	2,315,539
Financing expense	(204,212)	(332,108)	(1,176,343)
Beneficial conversion feature	-	-	(1,625,000)
Total Other Income (Expense)	(1,520,586)	352,860	3,721,801

Loss Before Provision for Income Taxes	(9,499,424)	(6,226,670)	(72,810,707)
Provision for income taxes	-	-	-
Net Loss	$(9,499,424)	$(6,226,670)	$(72,810,707)

Net loss per share, basic and diluted	$(0.07)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	128,649,303	97,138,233

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from March 19, 2001 (Inception) to December 31, 2013

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Opening Balance, March 19, 2001	-	$-	$-	$-	-	$-	$-	$-
Common Stock issued	7,126,666	71,266	4,448,702	-	-	-	-	4,519,968
Net loss	-	-	-	(625,109)	-	-	-	(625,109)
Balances at December 31, 2001	7,126,666	71,266	4,448,702	(625,109)	-	-	-	3,894,859
Net loss				(1,181,157)	-	-	-	(1,181,157)
Balances at December 31, 2002	7,126,666	71,266	4,448,702	(1,806,266)	-	-	-	2,713,702
Common Stock issued	500,000	5,000	1,995,000	-	-	-	-	2,000,000
Stock based compensation	-	-	538,074	-	-	-	-	538,074
Net loss	-	-	-	(2,775,075)	-	-	-	(2,775,075)
Balances at December 31, 2003	7,626,666	76,266	6,981,776	(4,581,341)	-	-	-	2,476,701
Common Stock issued	1,500	15	1,785	-	-	-	-	1,800
Stock based compensation	-	-	230,770	-	-	-	-	230,770
Net loss	-	-	-	(3,273,442)	-	-	-	(3,273,442)
Balances at December 31, 2004	7,628,166	76,281	7,214,331	(7,854,783)	-	-	-	(564,171)
Stock split (5 for 1)	30,512,664	(72,467)	72,467	-	-	-	-	-
Common Stock issued in connection with merger	3,397,802	340	(340)	-	-	-	-	-
Common Stock issued for cash	4,175,000	417	8,349,565	-	-	-	-	8,349,982
Common Stock issued on conversion of convertible debt	650,000	65	1,299,935	-	-	-	-	1,300,000
Stock options exercised	40,000	4	9,596	-	-	-	-	9,600
Common stock issued in exchange for services	7,000	1	21,876	-	-	-	-	21,877
Beneficial conversion feature	-	-	1,625,000	-	-	-	-	1,625,000
Stock based compensation	-	-	436,748	-	-	-	-	436,748
Net Loss	-	-	-	(6,349,540)	-	-	-	(6,349,540)
Balances at December 31, 2005	46,410,632	4,641	19,029,178	(14,204,323)	-	-	-	4,829,496

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (continued)
Period from March 19, 2001 (Inception) to December 31, 2013

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
Period from March 19, 2001 (Inception) to December 31, 2013

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

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (continued)
Period from March 19, 2001 (Inception) to December 31, 2013

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances at December 31, 2012	119,443,194	11,944	72,861,738	(63,311,283)	14,205	(28,410)	-	9,533,989
Issuance of common stock and units	21,592,309	2,159	8,631,696	-	-	-	-	8,633,855
Stock issuance costs	-	-	(952,490)	-	-	-	-	(952,490)
Common stock issued in exchange for services	640,000	64	306,736	-	-	-	-	306,800
Stock options exercised	375,000	38	89,962	-	-	-	-	90,000
Stock warrants exercised	4,681,497	468	3,946,862	-	-	-	-	3,947,330
Stock based compensation	-	-	565,428	-	-	-	-	565,428
Net loss	-	-	-	(9,499,424)	-	-	-	(9,499,424)
Balances at December 31, 2013	146,732,000	$14,673	$85,449,932	$(72,810,707)	14,205	$(28,410)	$-	$12,625,488

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows

	For the Year Ended December 31,		Cumulative From March 19, 2001 (Inception) to December 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net loss	$(9,499,424)	$(6,226,670)	$(72,810,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	306,800	-	2,436,677
Depreciation and amortization	37,133	42,386	720,056
Stock-based compensation	565,428	230,987	6,374,044
Amortization of deferred research and development arrangements	(792,370)	(125,000)	(1,592,370)
Note receivable (Note 5)	-	18,682	-
Realized losses on marketable securities	-	-	13,301
Unrealized loss/(gain) on fair value of warrants	1,365,654	(663,876)	(2,974,327)
Unrealized gain on fair value of put feature on common stock	-	-	(2,315,539)
Financing expense	204,212	332,108	1,176,343
Amortization of deferred lease incentive	(16,222)	(20,000)	(86,222)
Deferred lease expenses	25,709	(18,971)	61,126
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(263,697)	144,363	(452,505)
Accounts payable and accrued expenses	81,921	(333,568)	933,758
Net Cash Used in Operating Activities	(7,984,856)	(6,619,559)	(66,605,233)
Cash Flows from Investing Activities:
Restricted cash equivalents	895,671	339,964	(196,130)
Purchase of equipment	(50,149)	-	(615,144)
Purchase of marketable securities	-	-	(21,123,960)
Proceeds from sales of marketable securities	-	1,850,000	21,010,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used In) Investing Activities	845,522	2,189,964	(1,280,791)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	10,041,155	7,128,650	72,975,379
Proceeds from exercise of stock options	90,000	-	260,082
Proceeds from exercise of stock warrants	2,209,667	-	5,791,004
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research and development arrangements	-	926,000	2,426,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	12,340,822	8,054,650	86,574,055
Net Increase in Cash and Cash Equivalents	5,201,488	3,625,055	18,688,031
Cash and Cash Equivalents – beginning of period	13,486,543	9,861,488	-
Cash and Cash Equivalents - end of period	$18,688,031	$13,486,543	$18,688,031

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Statement of Cash Flows (continued)

	For the Year Ended December 31,		Cumulative From March 19, 2001 (Inception) to December 31,
	2013	2012	2013
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$2,564,002	$2,637,216	$16,255,645
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$1,737,663	$-	$7,918,323
Leasehold improvement incentive	$54,660	$-	$154,660
Settlement of lawsuit	$-	$-	$43,953

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”, or “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $72,810,707 at December 31, 2013 and anticipates incurring losses through fiscal year 2014 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash and cash equivalents, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, including the proceeds received from the registered direct offering as described in Note 18, will be sufficient to cover its cash flow requirements for at least the next 24 months.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

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

Shares of Rexahn Pharmaceuticals common stock issued in the Acquisition Merger were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D under the Securities Act, Regulation S under the Securities Act, or both. These shares of Rexahn Pharmaceuticals common stock are deemed “restricted securities” and bear an appropriate restrictive legend indicating that the resale of such shares may be made only pursuant to registration under the Securities Act or pursuant to an available exemption from such registration.

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

Cash and cash equivalents include cash on hand and short‑term investments purchased with remaining maturities of three months or less at acquisition.

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
Notes to Financial Statements

f)	Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, note receivable, prepaid expenses and other current assets and accounts payable and accrued expenses approximate fair value because of the short‑term maturity of these financial instruments.  The fair values for marketable securities, warrant liabilities, the put feature on common stock and certain other assets and liabilities is discussed in Notes 3, 13, 14, and 17, respectively.

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

The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with the application of complex tax laws.  The Company is subject to examination by various taxing authorities.  The Company believes that, as a result of its loss carryforward sustained to date, any examination would result in a reduction of its net operating losses rather than a tax liability.  As such, the Company has not provided for any additional taxes that would be estimated under ASC 740.

h)	Stock-Based Compensation

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

i)	Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment,” long‑lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Management determined that an impairment of intangible assets occurred in 2009 and wrote-off the assets remaining carrying value of $286,132, which is reflected in research and development expenses in the Company’s cumulative statement of operations.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

j)	Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off balance sheet risk and credit risk concentration.  The Company does not have significant off‑balance sheet risk or credit concentration.  The Company maintains cash and short-term investments with major financial institutions.  From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by either the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation up to $250,000. At December 31, 2013, the Company’s uninsured cash balance was $17,972,641. Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

k)	Recent Accounting Pronouncements Affecting the Company

Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting reclassifications from comprehensive income to net income.  The new guidance requires that a company present the effects on line items of net income of significant amounts reclassified out of accumulated other comprehensive income, and additional referencing and disclosure regarding these items.  The guidance is effective for the Company for fiscal years and interim periods beginning on or after December 15, 2012.  The Company adopted this guidance during the quarter ended March 31, 2013.  There was no material impact on the Company’s financial statements due to the adoption of this guidance.

3.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

	Cost	Gross Unrealized	Fair
Securities available-for-sale	Basis	Gains/(Losses)	Value
December 31, 2013:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2012:
State and municipal obligations	$100,000	$-	$100,000

Amortized cost and fair value at December 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

	Cost	Fair
Maturity	Basis	Value
10 years or more	$100,000	$100,000

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

4.	Prepaid Expenses and Other Current Assets

	December 31,	December 31,
	2013	2012

Deposits on contracts	$37,760	$12,818
Other assets	469,405	175,990

	$507,165	$188,808

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

6.	Equipment, Net

	December 31,	December 31,
	2013	2012

Furniture and fixtures	$59,133	$34,200
Office equipment	41,752	81,074
Lab and computer equipment	425,195	430,261
Leasehold improvements	119,841	119,841

Total equipment	645,921	665,376
Less: Accumulated depreciation	(580,749)	(613,220)

Net carrying amount	$65,172	$52,156

Depreciation expense was $37,133 and $42,386 for the years ended December 31, 2013 and 2012, respectively.

7.	Accounts Payable and Accrued Expenses

	December 31,	December 31,
	2013	2012

Trade payables	$251,687	$250,682
Accrued expenses	25,367	76,289
Accrued research and development contract costs	215,211	452,577
Payroll liabilities	441,493	72,289

	$933,758	$851,837

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

The Company is using 20 years as its basis for recognition and accordingly, research and development expenses were reduced by $75,000 for the years ended December 31, 2013 and 2012, respectively.  The remaining $675,000 and $750,000 to be amortized at December 31, 2013 and December 31, 2012, respectively, are reflected as deferred research and development arrangements on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2015.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

On September 21, 2009, the Company closed on a securities purchase agreement (the “Purchase Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (the “RELO Agreement”) pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On November 27, 2012, the Company and Teva entered into a second amendment to the RELO Agreement, pursuant to which Teva provided the Company with an additional $926,000 of research funding for the development of RX-3117, which was recorded as restricted cash on the Company’s balance sheet.  The contribution from the second amendment was recorded in deferred research and development arrangements on the balance sheet.  Costs incurred for the development of RX-3117 are paid from restricted cash, reduce the deferred research and development arrangement and therefore are not an expense in the Company’s statement of operations.  As of December 31, 2013 and December 31, 2012, the Company had proceeds remaining of $158,630 and $876,000, respectively, which are included in restricted cash and  deferred research and development arrangements on the balance sheet.  During the years ended December 31, 2013 and 2012, $717,370 and $50,000, respectively, were reduced from the deferred research and development arrangement, either for costs incurred for the development of RX-3117, or returned to Teva as funds not allocated to specific projects.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result, the RELO Agreement was terminated.  The proceeds remaining from the restricted cash will be used to pay for expenses not yet incurred.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

9.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five-year office lease agreement as disclosed in Note 16.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

On June 7, 2013, the Company entered into the first amendment to the lease agreement, also disclosed in Note 16. According to the terms of the amendment, the Company extended the lease term until June 30, 2019, and the amendment term began on July 1, 2013.  The lessor agreed to grant an additional leasehold improvement allowance of $54,660 to the Company to be used for the further construction to the leased property and furniture and equipment.  The Company accounts for this benefit, including the unamortized portion from the original lease agreement, as a reduction of rental expense over the six-year amended term of the lease.

The following table sets forth the cumulative deferred lease incentive:

	December 31,	December 31,
	2013	2012

Deferred lease incentive	$154,660	$100,000
Less accumulated amortization	(86,222)	(70,000)

Balance	$68,438	$30,000

Deferred Office Lease Expense

The original and amended lease agreements, disclosed above, require an initial annual base rent with annual increases over the next six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $61,126 and $35,417 as of December 31, 2013 and December 31 2012, respectively.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is also computed by dividing net loss by the weighted average number of shares of common stock outstanding, but also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that would then share in earnings.   As of December 31, 2013 and December 31, 2012, there were stock options and warrants to acquire 34,325,663 and 29,397,937 shares of our common stock, respectively, which are the potentially dilutive securities of the Company.  Diluted loss per shares for the years ended December 31, 2013 and 2012 is the same as basic loss per share due to the fact that the Company incurred losses for all periods presented and the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

11.	Common Stock

The following transactions occurred from March 19, 2001 (inception) to December 31, 2013:

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

g)	On August 20, 2003, the Company issued 500,000 shares of common stock to KT&G Corporation for cash consideration of $2,000,000.

h)	On October 29, 2004, an option holder exercised options to purchase shares of common stock for cash of $1,800, and the Company issued an aggregate of 1,500 shares.

i)	Pursuant to the agreement and plan of merger that occurred on May 13, 2005, (i) each share of the issued and outstanding common stock of Rexahn (other than dissenting shares) was converted into the right to receive five shares of Rexahn Pharmaceuticals common stock; (ii) each issued, outstanding and unexercised option to purchase a share of Rexahn common stock was converted into an option to purchase five shares of Rexahn Pharmaceuticals’ common stock and (iii) the par value of Rexahn’s common stock was adjusted to reflect the par value of CRS’s common stock. In the acquisition merger, 289,780,000 pre‑reverse stock split CRS shares were converted into 2,897,802 post‑reverse-stock-split Rexahn Pharmaceuticals shares, and an additional 500,000 post‑reverse-stock-split Rexahn Pharmaceuticals shares were issued to a former executive of CRS. All shares and earnings per share information have been retroactively restated in these financial statements.

j)	On August 8, 2005, the Company issued, in a transaction exempt from registration under the Securities Act, 4,175,000 shares of common stock at a purchase price of $2.00 per share.

k)	On October 3, 2005, the Company issued 7,000 shares of common stock for $21,877 and paid $7,500 in cash in exchange for legal services from W. Rosenstadt and Steve Sanders.

l)	On December 2, 2005, the holders of a convertible note that was issued on August 8, 2005 and represented an aggregate principal amount of $1,300,000 exercised their option to convert the entire principal amount of the note into the Company’s common stock. Based on a $2.00 per share conversion price, the holders received an aggregate of 650,000 shares.

m)	On December 27, 2005, option holders exercised options to purchase shares of the Company’s common stock for cash of $9,600, and the Company issued an aggregate of 40,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

n)	On February 22, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,200, and the Company issued an aggregate of 5,000 shares.

o)	On April 12, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,409, and the Company issued an aggregate of 14,205 shares. On the same date, the Company agreed to repurchase common stock from the option holder based on the then market price for treasury in exchange for the aggregate purchase price of $28,410 in cash.

p)	On May 13, 2006, holders of the $3,850,000 of convertible notes issued on February 28, 2005 exercised their rights to convert the entire principal amount of the notes into shares of the Company’s common stock. Based on a $1.00 per share conversion price, the Company issued 3,850,000 shares of common stock in connection with the conversion.

q)	On October 9, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $2,400, and the Company issued an aggregate of 10,000 shares.

r)	On November 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $1,800, and the Company issued an aggregate of 7,500 shares.

s)	On December 19, 2006, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000, and the Company issued an aggregate of 25,000 shares.

t)	On April 18, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $14,400, and the Company issued an aggregate of 18,000 shares.

u)	On July 23, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued an aggregate of 15,000 shares.

v)	On September 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $15,600, and the Company issued an aggregate of 19,500 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

w)	On December 18, 2007, the Company issued 4,857,159 units, consisting of one share of the Company’s common stock and one warrant for every five common shares purchased, in a private placement at a price of $1.40 per unit for total gross proceeds of $6,800,023. One warrant entitles the holder to purchase an additional share of common stock at an exercise price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value. Private placement closing costs of $139,675 were recorded as a reduction of the issuance proceeds. Private placements costs also consist of 107,144 warrants, valued at $138,326, and were recorded as a financing expense. The Company extended anti-dilution protection to investors. The anti-dilution protection provision is structured to protect a holder’s position from being diluted, contains a price protection based on a mathematical calculation and is recorded as a liability at fair value.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,800,023

Allocated to liabilities:
Warrant liabilities	1,392,476
Less: Warrants allocated to placement agent	(138,326)
Put feature on common stock	4,401,169
Total allocated to liabilities	5,655,319

Allocated to equity:
Common stock and additional paid-in capital	1,144,704

Total allocated gross proceeds:	$6,800,023

x)	On December 27, 2007, an option holder exercised options to purchase shares of the Company’s common stock for cash of $18,000, and the Company issued an aggregate of 75,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

y)	On March 20, 2008, the Company issued 642,858 units, consisting of one share of the Company’s common stock and one warrant for every five common shares purchased, in a private placement at a price of $1.40 per unit for total gross proceeds of $900,001. One warrant entitles the holder to purchase an additional share of common stock at an exercise price of $1.80 at any time over a period of three years from the date of the closing. The Company has recorded the warrants as liabilities at fair value. The Company extended anti-dilution protection to investors. The anti-dilution protection provision is structured to protect a holder’s position from being diluted, contains a price protection based on a mathematical calculation and is recorded as a liability at fair value.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$900,001

Allocated to liabilities:
Warrant liabilities	190,917
Put feature on common stock	553,569
Total allocated to liabilities	744,486

Allocated to common stock and additional paid-in capital	155,515

Total allocated gross proceeds:	$900,001

z)	On May 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $7,200, and the Company issued an aggregate of 30,000 shares.

aa)	On June 2, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued an aggregate of 50,000 shares.

ab)	On June 30, 2008, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued an aggregate of 10,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

ac)	On June 5, 2009 the Company closed on a purchase agreement to issue 2,857,143 shares of common stock at a price of $1.05 per share to an institutional investor for total gross proceeds of $3,000,000 and incurred $289,090 of stock issuance costs. The investor was also issued:

1)	Series I warrants to purchase 2,222,222 shares of common stock at a purchase price of $1.05 per share at any time before September 3, 2009;

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

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds	$3,000,000

Allocated to liabilities:
Warrant liabilities	3,451,194
Less: Warrants allocated to placement agent	(122,257)
Total allocated to liabilities	3,328,937

Allocated to equity:
Common stock and additional paid-in capital	-

Allocated to expense:
Derivative loss at inception	(328,937)

Total allocated gross proceeds:	$3,000,000

ad)	On June 9, 2009, the Company issued 1,833,341 shares of common stock and 862,246 warrants to purchase common stock at a purchase price of $1.05 per share to existing stockholders pursuant to the anti-dilution protection provisions of the private placements transacted on December 18, 2007 and March 20, 2008. The fair value of the additional warrants issued was approximately $422,300.

ae)	On September 4, 2009, an option holder exercised options to purchase shares of the Company’s common stock for cash of $3,600, and the Company issued an aggregate of 15,000 shares.

af)	On September 21, 2009, the Company issued 3,102,837 shares of common stock at a purchase price of $1.13 per share to an institutional investor for net proceeds of $3,371,340, which includes $128,659 of stock issuance costs.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

ag)	On October 23, 2009, the Company closed on a purchase agreement to issue 6,072,383 shares of common stock at a price of $0.82 per share to five institutional investors for gross proceeds of $5,000,000, which includes $351,928 of stock issuance costs. The investors were also issued warrants to purchase 2,125,334 shares of common stock at an exercise price of $1.00 per share, exercisable on or after the date of delivery until the five-year anniversary, which were recorded as liabilities at fair value. The closing costs included 245,932 warrants valued at $101,693 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,000,000

Allocated to liabilities:
Warrant liabilities	1,114,627
Less: Warrants allocated to placement agent	(101,693)
Total allocated to liabilities	1,012,934

Allocated to equity:
Common stock and additional paid-in capital	3,987,066

Total allocated gross proceeds:	$5,000,000

ah)	On October 23, 2009, the Company issued 2,018,143 shares of common stock and 569,502 warrants to purchase common stock at a purchase price of $0.82 per share to existing stockholders pursuant to anti-dilution protection provisions of the private placements transacted on December 24, 2007 and March 20, 2008. The fair value of the additional warrants issued was approximately $476,200.

ai)	On February 12, 2010, the Company entered into two consulting agreements pursuant to which the Company issued 300,000 shares of common stock upon the execution of the agreements. Upon the extension of the term, 200,000 shares of common stock for each month will be issued until the termination of services.

The following table lists the issuances of shares by the Company under the consulting agreements:

Date of Issuance	Number of Shares Issued	Market Value Per Share	Total Market Value of Share Issuance
February 12, 2010	300,000	$1.22	$366,000
May 24, 2010	200,000	1.40	280,000
June 15, 2010	200,000	1.15	230,000
August 2, 2010	400,000	1.37	548,000
September 21, 2010	200,000	1.20	240,000
October 21, 2010	200,000	1.16	232,000
November 11, 2010	200,000	1.06	212,000

Total	1,700,000		$2,108,000

The market value of these shares was recorded as an expense and is reflected in general and administrative expenses in the Company’s statement of operations.  The agreements were terminated by the Company on November 11, 2010.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

aj)	In March 2010, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,297,001, and the Company issued an aggregate of 1,197,001 shares.

ak)	In March 2010, option holders exercised options to purchase shares of the Company’s common stock for cash of $21,240, and the Company issued an aggregate of 48,000 shares.

al)	In April 2010, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $1,966,375, and the Company issued an aggregate of 1,595,825 shares.

am)	On April 20, 2010, an option holder exercised options to purchase shares of the Company’s common stock for cash of $86,000, and the Company issued an aggregate of 107,500 shares.

an)	In May 2010, warrant holders exercised 890,051 cashless warrants to obtain shares of the Company’s common stock, and the Company issued an aggregate of 547,674 shares.

ao)	On June 30, 2010, the Company closed on a purchase agreement to issue 6,666,667 shares of common stock at a price of $1.50 per share to investors for gross proceeds of $10,000,000, which includes $681,773 of stock issuance costs. The investors were also issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.90 per share, exercisable from date of delivery until the four-year anniversary of that date. These warrants were valued at $1,800,800 and recorded as liabilities at fair value. The closing costs included 200,000 warrants valued at $180,080 and were recorded as a financing expense.

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	1,980,880
Less: Warrants allocated to placement agent	(180,080)
Total allocated to liabilities	1,800,800

Allocated to equity:
Common stock and additional paid-in capital	8,199,200

Total allocated gross proceeds:	$10,000,000

ap)	In November 2010, warrant holders exercised 936,883 cashless warrants to obtain shares of the Company’s common stock, and the Company issued an aggregate of 247,491 shares.

aq)	In December 2010, warrant holders exercised 530,900 cashless warrants to obtain shares of the Company’s common stock, and the Company issued an aggregate of 126,195 shares.

ar)	On January 19, 2011, the Company issued 2,334,515 shares of common stock at a purchase price of $1.69 per share to an institutional investor for net proceeds of $3,926,397, which includes $23,603 of stock issuance costs.

as)	On February 15, 2011, a warrant holder exercised warrants to purchase shares of the Company’s common stock for cash of $215,104, and the Company issued 209,042 shares.

at)	On February 28, 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $6,000, and the Company issued 25,000 shares.

au)	On March 11, 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $12,000, and the Company issued 50,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

av)	On March 28, 2011, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $102,857, and the Company issued 124,917 shares.

aw)	On March 31, 2011, the Company closed on a purchase agreement to issue 8,333,333 shares of common stock at a price of $1.20 per share to five institutional investors for gross proceeds of $10,000,000, which includes $706,124 of cash stock issuance costs. The investors were also issued warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.50 per share, exercisable on or after six months after the closing date until the five-year anniversary of the initial exercise date. These warrants were valued at $2,826,666 and recorded at fair value. The closing costs included 208,333 warrants valued at $97,667 and were recorded as a financing expense.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$10,000,000

Allocated to liabilities:
Warrant liabilities	2,924,333
Less: Warrants allocated to placement agent	(97,667)
Total allocated to liabilities	2,826,666

Allocated to equity:
Common stock and additional paid-in capital	7,173,334

Total allocated gross proceeds:	$10,000,000

ax)	In September 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $22,040, and the Company issued 28,000 shares.

ay)	In October 2011, an option holder exercised options to purchase shares of the Company’s common stock for cash of $19,200, and the Company issued 80,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

az)	On December 4, 2012 the Company closed on an underwritten public offering to issue and sell 19,130,435 shares of common stock and warrants to purchase up to 10,521,739 shares of common stock. The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.55 shares of common stock, at a price of $0.33 per share, and the warrants have an exercise price of $0.472 per share. Pursuant to the underwriting agreement, the Company granted the underwriters a 45-day option to purchase an additional 2,869,565 shares of common stock and warrants to purchase 1,578,261 shares of common stock. On December 4, 2012, the underwriters partially exercised this option, and 869,565 units, consisting of 869,565 shares and 478,261 warrants were issued. On December 10, 2012, the underwriters exercised the remaining overallotment option, and the Company issued 2,000,000 units, consisting of 2,000,000 shares and 1,100,000 warrants. The total gross proceeds of the offering were $7,260,000. The warrants issued are exercisable on the closing date until the five-year anniversary of the closing date and were recorded as liabilities at fair value.

The closing costs of $977,434 included 880,000 warrants valued at $163,096 and $814,338 for underwriter’s discounts and professional and other fees.   Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $332,108 as financing expense, and $645,326 as stock issuance costs.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$7,260,000

Allocated to liabilities:
Warrant liabilities	2,637,216
Less: Warrants allocated to placement agent	(163,096)
Total allocated to liabilities	2,474,120

Allocated to equity:
Common stock and additional paid-in capital	4,785,880

Total allocated gross proceeds:	$7,260,000

ba)	On December 7, 2012, the Company issued 2,083,333 shares of common stock at a purchase price of $0.36 per share to an institutional investor for gross proceeds of $750,000. The total stock issuance costs were $63,658.

bb)	On May 10, 2013, the Company issued 120,000 shares of stock to a vendor in exchange for investor relations services. The market value of the stock issued was $0.31, and the total market value of the issuance was $37,200.

bc)	On June 10, 2013, the Company issued 200,000 shares of stock to a vendor in exchange for investor relations services. The market value of the stock issued was $0.50, and the total market value of the issuance was $100,000.

bd)	On June 21, 2013, a warrant holder exercised warrants to purchase shares of the Company’s common stock for cash of $26,739, and the Company issued 56,650 shares.

be)	In July 2013 option holders exercised options to purchase shares of the Company’s common stock for cash of $36,000, and the Company issued 150,000 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

bf)	On July 26, 2013 the Company closed on a registered direct public offering to issue and sell 11,400,000 shares of common stock and warrants to purchase up to 3,990,000 shares of common stock. The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.35 shares of common stock, at a price of $0.50 per share, and the warrants have an exercise price of $0.59 per share. The total gross proceeds of the offering were $5,700,000. The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date and were recorded as liabilities at fair value.

The closing costs of $637,334 included 456,000 warrants valued at $110,489 and $526,845 for placement agent and other fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $112,559 to financing expense and $524,775 as stock issuance costs.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,700,000

Allocated to liabilities:
Warrant liabilities	1,406,441
Less: Warrants allocated to placement agent	(110,489)
Total allocated to liabilities	1,295,952

Allocated to equity:
Common stock and additional paid-in capital	4,404,048

Total allocated gross proceeds:	$5,700,000

bg)	In July 2013, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $1,199,966 and the Company issued 2,542,300 shares.

bh)	On August 1, 2013, the Company issued 120,000 shares of stock to a vendor in exchange for investor relations services. The market value of the stock issued was $0.53, and the total market value of the issuance was $63,600.

bi)	In August 2013, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $94,400, and the Company issued 200,000 shares.

bj)	In September 2013, option holders exercised options to purchase shares of the Company’s common stock for cash of $54,000, and the Company issued 225,000 shares.

bk)	In October 2013, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $888,562, and the Company issued 1,882,547 shares.

bl)	On October 10, 2013, the Company issued 200,000 shares of stock to a vendor in exchange for investor relations services. The market value of the stock issued was $0.53, and the total market value of the issuance was $106,000.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

bm)	On October 16, 2013, the Company closed on a registered direct public offering to issue and sell 10,192,309 shares of common stock and warrants to purchase up to 3,567,309 shares of common stock. The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.35 shares of common stock, at a price of $0.52 per share, and the warrants have an exercise price of $0.575 per share. The total gross proceeds of the offering were $5,300,001. The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date and were recorded as liabilities at fair value.

The closing costs of $519,368 included 407,692 warrants valued at $87,368 and $432,000 for placement agent and other fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $91,653 to financing expense and $427,715 as stock issuance costs.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,300,001

Allocated to liabilities:
Warrant liabilities	1,157,561
Less: Warrants allocated to placement agent	(87,368)
Total allocated to liabilities	1,070,193

Allocated to equity:
Common stock and additional paid-in capital	4,229,808

Total allocated gross proceeds:	$5,300,001

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

12.	Stock-Based Compensation

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of December 31, 2013, there were 450,000 options outstanding, and 16,550,000 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but, previously issued options under the 2003 Plan remain outstanding until their expiration.  As of December 31, 2013, there were 8,906,795 outstanding options under the 2003 Plan.

For the majority of the grants to employees, the vesting period is 30% on the first anniversary of the grant date, an additional 30% on the second anniversary of the grant date and the remaining 40% on the third anniversary.  Options expire between five and ten years from the date of grant. For grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

Accounting for Employee Awards

The Company’s results of operations for the years ended December 31, 2013 and 2012 include share-based employee compensation expense totaling $553,163 and $202,037,  respectively. Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $12,265 and $28,950 for the years ended December 31, 2013 and 2012, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the years ended December 31, 2013 and 2012, and the period from inception (March 19, 2001) to December 31, 2013 is as follows:

	Year Ended December 31,		Cumulative from March 19, 2001 (Inception) to
	2013	2012	December 31, 2013
Statement of operations line item:
General and administrative:
Payroll	$499,183	$126,029	3,120,612
Consulting and other professional fees	3,893	23,932	814,348
Research and development:
Payroll	53,980	76,008	1,102,037
Consulting and other professional fees	8,372	5,018	1,337,047

Total	$565,428	$230,987	6,374,044

Summary of Stock Option Transactions

There were 1,200,000 stock options granted at an exercise price of $0.37 with a fair value of $320,465, 550,000 stock options granted at an exercise price of $0.31 with a fair value of $122,497, 250,000 stock options granted at an exercise price of $0.39 and a fair value of $69,529, 300,000 stock options granted at an exercise price of $0.50 and a fair value of $107,086, 125,000 stock options granted at an exercise price of $0.61 and a fair value of $54,819, and 25,000 stock options granted at an exercise price of $0.41 and a fair value of $7,356 during the year ended December 31, 2013.  The 1,200,000 options granted at an exercise price of $0.37 were awarded pursuant to an employment agreement with our new Chief Executive Officer, who joined the Company in February 2013.  Per that employment agreement, these options vested immediately, and therefore, the entire fair value of those options were expensed upon grant. There were 75,000 stock options granted at an exercise price of $0.48 and a fair value of $26,835 and 170,000 stock options granted at an exercise price of $0.38 and a fair value of $47,589 during the year ended December 31, 2012.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

The assumptions made in calculating the fair values of options are as follows:

	Year Ended December 31,
	2013	2012
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	94-96%	98-101%
Risk free interest rate	0.75-1.75%	0.62-0.89%
Expected term (in years)	5 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at January 1	7,741,795	$1.03	7,646,795	$1.05
Granted	2,450,000	0.39	245,000	0.41
Exercised	(375,000)	0.24	-	-
Expired	(375,000)	0.52	-	-
Cancelled	(85,000)	0.80	(150,000)	1.15

Outstanding at December 31	9,356,795	$0.92	7,741,795	$1.03

The following table summarizes information about stock options outstanding as of December 31, 2013 and December 31, 2012.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,356,795	$0.92	4.8 years	$350,865

Exercisable at December 31, 2013	7,956,795	$0.99	4.0 years	$199,795

Outstanding at December 31, 2012	7,741,795	$1.03	3.9 years	$41,706

Exercisable at December 31, 2012	7,176,795	$1.04	3.5 years	$41,706

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

The total intrinsic value of the options exercised was $91,300 for the year ended December 31, 2013.  There were no options exercised during the year ended December 31, 2012.  The weighted average fair value of the options vested was $0.36 and $0.92 for the years ended December 31, 2013 and 2012, respectively.

A summary of the Company’s unvested options as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

	2013
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2013	565,000	$0.66
Granted	2,450,000	$0.28
Vested	(1,597,500)	$0.36
Cancelled	(17,500)	$0.36

Unvested at December 31, 2013	1,400,000	$0.34

As of December 31, 2013 and December 31, 2012, there was $281,957 and $172,532 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.7 years and 1.0 years, respectively.

13.	Warrants

As of December 31, 2013, warrants to purchase 24,968,868 shares were outstanding, having exercise prices ranging from $0.41 to $1.90 and expiration dates ranging from May 19, 2014 to October 16, 2018.

	2013		2012
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	21,656,142	$0.89	8,676,142	$1.53
Issued during the period	8,421,001	0.59	12,980,000	$0.47
Exercised during the period	(4,681,497)	0.47	-	$-
Expired during the period	(426,778)	1.67	-	$-

Balance, December 31	24,968,868	$0.86	21,656,142	$0.89

At December 31, 2013 and December 31, 2012, the average remaining contractual life of the outstanding warrants was 3.2 and 3.8 years, respectively.

The warrants issued to investors in the December 2007, March 2008, May 2009, October 2009, June 2010, March 2011 and December 2012 offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange).   If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013 and October 2013 offerings contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration.  In addition, the warrants issued in the May 2009, October 2009, June 2010, March 2011, December 2012, July 2013, and October 2013 offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws is not available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition.  Fair values for warrants are determined using the Binomial Lattice (“Lattice”) valuation technique. The Lattice model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Lattice model to project outcomes along specific paths that consider volatilities and risk free rates that would be more likely in an early exercise scenario.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	December 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$1,392,476
March 20, 2008 financing	-	-	190,917
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	1,315,626
Series III warrants	11	35,311	1,306,200
Warrants to placement agent	1	3,489	122,257
October 23, 2009 financing:
Warrants to institutional investors	19,689	73,454	1,012,934
Warrants to placement agent	-	41	101,693
June 30, 2010 financing
Warrants to institutional investors	10	12,200	1,800,800
Warrants to placement agent	-	20	180,080
March 31, 2011 financing:
Warrants to institutional investors	311,360	306,333	2,826,666
Warrants to placement agent	-	83	97,667
December 4, 2012 financing:
Warrants to institutional investors	2,124,444	2,263,910	2,474,120
Warrants to placement agent	222,286	147,224	163,096
July 26, 2013 financing:
Warrants to institutional investors	1,148,390	-	1,295,952
Warrants to placement agent	83,808	-	110,489
October 16, 2013 financing:
Warrants to institutional investors	1,051,454	-	1,070,193
Warrants to placement agent	72,605	-	87,368
Total:	$5,034,058	$2,842,065	$16,255,645

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	December 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	1,078,579
March 20, 2008 financing	-	-	128,572
June 5, 2009 financing:
Series I warrants	-	-	2,222,222
Series II warrants	-	-	1,866,666
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	1,228,333	1,228,333	2,125,334
Warrants to placement agent	-	18,445	245,932
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
Warrants to placement agent	-	200,000	200,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333	3,333,333
Warrants to placement agent	-	208,333	208,333
December 4, 2012 financing:
Warrants to institutional investors	7,418,503	12,100,000	12,100,000
Warrants to placement agent	880,000	880,000	880,000
July 26, 2013 financing:
Warrants to institutional investors	3,990,000	-	3,990,000
Warrants to placement agent	456,000	-	456,000
October 16, 2013 financing:
Warrants to institutional investors	3,567,309	-	3,567,308
Warrants to placement agent	407,692	-	407,692
Total:	24,968,868	21,656,142	36,508,383

The assumptions used in calculating the fair values of the warrants are as follows:

December 18, 2007 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.27%
Equivalent volatility	-	-	106%
Equivalent risk-free rate	-	-	3.26%
Estimated additional shares to be issued upon dilutive event	-	-	98,838

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

March 20, 2008 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.95%
Equivalent volatility	-	-	97%
Equivalent risk-free rate	-	-	1.31%
Estimated additional shares to be issued upon dilutive event	-	-	7,479

June 5, 2009 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.51	$0.31	$1.14
Estimated future volatility	109%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.13%	0.16%	0.63-4.31%
Equivalent volatility	43-45%	92%	103-117%
Equivalent risk-free rate	0.05-0.06%	0.11%	0.20-1.44%

October 23, 2009 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.51	$0.31	$0.69
Estimated future volatility	109%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.13%	0.16-0.34%	2.63-3.80%
Equivalent volatility	57%	74-93%	98-99%
Equivalent risk-free rate	0.07%	0.06-0.13%	0.93-1.16%

June 30, 2010 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.51	$0.31	$1.43
Estimated future volatility	109%	100%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.13%	0.16-0.34%	1.78%
Equivalent volatility	49%	74-75%	98%
Equivalent risk-free rate	0.06%	0.06%	0.59%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

March 31, 2011 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.51	$0.31	$1.18
Estimated future volatility	109%	93-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.58%	0.16-0.58%	1.32-3.64%
Equivalent volatility	71%	74-89%	79-96%
Equivalent risk-free rate	0.27%	0.06-0.23%	0.39-1.09%

December 4, 2012 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.51	$0.31	$0.30-0.33
Estimated future volatility	109%	85-100%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.58-2.72%	0.58-1.26%	0.52-1.065%
Equivalent volatility	69-73%	88%	88-90%
Equivalent risk-free rate	0.22-0.40%	0.21-0.32%	0.22-0.31%

July 26, 2013 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.51	-	$0.53
Dividend	-	-	-
Equivalent volatility	69-77%	-	78-80%
Equivalent risk-free rate	0.22-0.62%	-	0.20-0.48%

October 16, 2013 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$0.51	-	$0.49
Dividend	-	-	-
Equivalent volatility	69-76%	-	81-83%
Equivalent risk-free rate	0.20-0.52%	-	0.21-0.55%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative from March 19, 2001 (Inception) to December 31, 2013
December 18, 2007 financing	$-	$-	$50,722
March 20, 2008 financing	-	-	160,063
June 5, 2009 financing:
Series I warrants	-	-	707,111
Series II warrants	-	-	(2,191,175)
Series III warrants	35,300	54,445	1,306,189
Warrants to placement agent	3,488	5,404	107,876
Derivative loss at inception	-	-	(328,937)
October 23, 2009 financing:
Warrants to institutional investors	53,765	55,767	(55,995)
Warrants to placement agent	41	673	(135,938)
June 30, 2010 financing
Warrants to institutional investors	12,190	77,600	1,800,790
Warrants to placement agent	20	2,300	180,080
March 31, 2011 financing:
Warrants to institutional investors	(5,027)	237,667	2,515,306
Warrants to placement agent	83	3,938	97,667
December 4, 2012 financing:
Warrants to institutional investors	(1,598,195)	210,210	(1,387,985)
Warrants to placement agent	(75,062)	15,872	(59,190)
July 26, 2013 financing:
Warrants to institutional investors	147,562	-	147,562
Warrants to placement agent	26,681	-	26,681
October 16, 2013 financing:
Warrants to institutional investors	18,739	-	18,739
Warrants to placement agent	14,761	-	14,761
Total:	$(1,365,654)	$663,876	$2,974,327

14.	Put feature on Common Stock

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
Notes to Financial Statements

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

Expected stock prices returned from the Brownian stochastic model were then input into the Lattice model to provide a put value at each of the expected prices and these values were probability weighted to determine the overall fair value of the anti-dilution make-whole provision. The term was based on the remaining term of the put (two years at inception), and the inputs for volatility and interest rate were based on projected volatility and interest rate in the future over the remaining term.

The following table summarizes the fair value of the anti-dilution provision recorded at fair value as liabilities:

Fair Values:	December 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	$-	$-	$4,401,169
March 20, 2008 financing	-	-	553,569
Total:	$-	$-	$4,954,738

The following table summarizes the number of shares indexed to the anti-dilution provision at the respective balance sheet or transaction dates:

Number of Shares indexed:	December 31, 2013	December 31, 2012	Transaction Date
December 18, 2007 financing	-	-	4,857,159
March 20, 2008 financing	-	-	642,858
Total:	-	-	5,500,017

The following table reflects the fair values of the common stock anti-dilution make-whole provisions recorded as liabilities and significant assumptions used in the valuation:

December 18, 2007 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$1.75
Estimated future stock price	-	-	$0.98-$1.75
Estimated future volatility	-	-	143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	3.14%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

March 20, 2008 financing:	December 31, 2013	December 31, 2012	Transaction Date
Trading market prices	$-	$-	$2.14
Estimated future stock price	-	-	$1.36-$2.10
Estimated future volatility	-	-	142%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.85%

Since the anti-dilution provisions expired on December 18, 2009 and March 20, 2010, there is no liability as of December 31, 2013 or December 31, 2012, or no changes in the fair value for the years ended December 31, 2013 and 2012.

Changes in the fair value of the anti-dilution provision, carried at fair value, as reported as “unrealized gain on fair value of put feature on common stock” in the statement of operations:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative from March 19, 2001 (Inception) to December 31, 2013
December 18, 2007 financing	$-	$-	$2,148,418
March 20, 2008 financing	-	-	167,121
Total:	$-	$-	$2,315,539

15.	Income Taxes

No provision for federal and state income taxes was required for the years ended December 31, 2013 and 2012 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At December 31, 2013 and 2012, the Company had unused net operating loss carry-forwards of approximately $69,036,000 and $61,780,000, which expire at various dates through 2033.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2013, and 2012, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	December 31,	December 31,
	2013	2012

Net Operating Loss Carryforwards	$26,924,000	24,094,200
Stock Option Expense	2,028,200	1,843,000
Book tax differences on assets and liabilities	424,000	352,500
Valuation Allowance	(29,376,200)	(26,289,700)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2010 through 2013 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

16.	Commitments and Contingencies

a)	The Company has contracted with various vendors for research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2013, the total estimated cost to be incurred under these agreements was approximately $22,968,113, and the Company had made payments totaling $20,153,882 since inception under the terms of the agreements. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)	The Company and four of its key executives currently have outstanding employment agreements. The agreements result in annual commitments for each key executive of $330,000, $285,000, $250,000 and $250,000, respectively.

c)	On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement. The initial license fee was $100,000, all of which was paid as of December 31, 2009. The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties. As of December 31, 2013, the milestone has not occurred.

d)	On June 29, 2009, the Company signed a five-year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009. The lease agreement required annual base rent with increases over the next five years. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the years ended December 31, 2013 and 2012, including the amendment terms described below, was $117,977 and $158,835, respectively.

On June 7, 2013 the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amendment term began on July 1, 2013 with a base rent of $100,210 and requires annual base rent increases over the next six years.

Future rental payments over the next five years and thereafter are as follows:

For the year ending December 31:	2014	139,675
	2015	156,000
	2016	159,881
	2017	163,871
	2018 and thereafter	252,994

	Total	$872,421

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  On August 2, 2010, and July 1, 2011 the letter of credit was amended and reduced to $50,000 and $37,500, respectively.  The Company has restricted cash equivalents of the same amount for the letter of credit.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

e)	On September 21, 2009, the Company closed on the Purchase Agreement with Teva, and contemporaneous with the execution and delivery of this agreement, the parties executed the RELO Agreement, pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117. On December 27, 2012, the Company received $926,000 from Teva in accordance with a second amendment to the RELO Agreement, entered into on November 27, 2012. The Company did not issue equity for this transaction. On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result the RELO Agreement was terminated. The remaining proceeds of $158,630, which is included in restricted cash equivalents at December 31, 2013 will be used to pay for unbilled expenses.

f)	The Company has established a 401(k) plan for its employees. The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $78,487 and $65,686 for the years ended December 31, 2013, and 2012, respectively.

g)	On June 24, 2013 and May 30, 2012, the Company signed a one-year renewal to use laboratory space commencing on July 1, 2013 and 2012, respectively. The lease requires monthly rental payments of $4,554. Rent paid under the Company’s lease during the years ended December 31, 2013 and 2012 was $54,648.

h)	In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems. RX-21101 is the Company’s first drug candidate utilizing this platform. The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones. As of December 31, 2013, no development milestones have occurred.

i)	In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”). The agreement requires the Company to make payments to the Ohio State if or any products from the licensed delivery platform achieve development milestones. As of December 31, 2013, no development milestones have occurred.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

17.	Fair Value Measurements

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

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$196,130	$158,630	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$296,130	$258,630	$37,500	$-

Liabilities:
Warrant Liabilities	$5,034,058	-	-	$5,034,058

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$1,091,801	$1,054,301	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$1,191,801	$1,154,301	$37,500	$-

Liabilities:
Warrant Liabilities	$2,842,065	-	-	$2,842,065

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

As of December 31, 2013 and December 31, 2012, the Company’s restricted cash equivalents are comprised of the following:

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

The following table sets forth a reconciliation of changes in the years ended December 31, 2013 and 2012 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2013	$2,842,065
Additions	2,564,002
Unrealized losses, net	1,365,798
Unrealized gains on expiration	(144)
Transfers out of level 3	(1,737,663)
Balance at December 31, 2013	$5,034,058

Warrant Liabilities
Balance at January 1, 2012	$868,725
Additions	2,637,216
Unrealized gains, net	(663,876)
Unrealized gains on expiration	-
Transfers out of level 3	-
Balance at December 31, 2012	$2,842,065

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the years ended December 31, 2013 and 2012.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Financial Statements

18.	Subsequent Events

Since December 31, 2013, warrant holders exercised their warrants to purchase shares of the Company’s common stock for cash of $4,971,038 and the Company issued an aggregate of 10,106,252 shares.

On January 21, 2014 the Company closed on a registered direct public offering to issue and sell 19,047,620 shares of common stock and warrants to purchase up to 4,761,905 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.25 shares of common stock, at a price of $1.05 per share, and the warrants have an exercise price of $1.28 per share.  The total gross proceeds of the offering were $20,000,000.  The warrants issued are exercisable beginning six months and one day after the closing date until the five-year anniversary of the closing date and will be recorded as liabilities at fair value.  The Company is in the process of determining the fair value of the warrants and total closing costs for this transaction.

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-50590) dated April 29, 2005, is incorporated herein by reference.

3.2	Amended and Restated Bylaws, as amended, through March 21, 2014

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

10.3
Lease Agreement, dated June 5, 2009, by and between Rexahn Pharmaceuticals, Inc. and The Realty Associates Fund V, L.P., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by reference

*10.4
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and Rakesh Soni, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

10.5
Securities Purchase Agreement, dated as of May 19, 2009 by and between Rexahn Pharmaceuticals, Inc. and the purchaser signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009, is incorporated herein by reference.

10.6
Form of Warrant for the Company’s Series I, II and III Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009, is incorporated herein by reference.

10.7
Research and Exclusive License Option Agreement, dated as of June 26, 2009, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2009, is incorporated herein by reference.

10.8
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

10.9
Securities Purchase Agreement, dated as of October 19, 2009, by and between Rexahn Pharmaceuticals, Inc. and the purchasers signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 20, 2009, is incorporated herein by reference.

10.10	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2009, is incorporated herein by reference.

10.11
Securities Purchase Agreement, dated as of June 28, 2010 by and between Rexahn Pharmaceuticals, Inc. and the purchasers signatory thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2010, is incorporated herein by reference.

10.12	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2010, is incorporated herein by reference.

10.13
Amendment No. 1 to the Research and Exclusive License Option Agreement, dated as of January 19, 2011, by and between Rexahn Pharmaceuticals, Inc. and Teva Pharmaceutical Industries Limited, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.

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

*10.19
Employment Agreement, dated as of February 4, 2013, by and between Rexahn Pharmaceuticals, Inc. and Peter Suzdak, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2013, is incorporated herein by reference.

*10.20
Employment Agreement, dated as of March 25, 2013, by and between Rexahn Pharmaceuticals, Inc. and Chang H. Ahn, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2013, is incorporated herein by reference.

10.21
First Amendment to Lease Agreement, dated June 7, 2013, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, is incorporated herein by reference

*10.22
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-189240) dated June 11, 2013, is incorporated herein by reference.

10.23	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 24, 2013, is incorporated herein by reference.

10.24	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2013, is incorporated herein by reference.

14.1
Code of Ethics and Business Conduct, filed as Exhibit 14 to the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009, is incorporated herein by reference.

16.1	Letter of Lazar Levine & Felix LLP dated February 27, 2009, filed as Exhibit 16.1 to the Company’s Amended Current Report on Form 8-K filed on March 2, 2009, is incorporated herein by reference.

23.1	Consent of ParenteBeard LLC, independent registered public accounting firm.

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Management contract or compensation plan or arrangement.