Form 10-Q
period 2014-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2014-05-14
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  177,997,125 shares of common stock outstanding as of May 14, 2014.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)

		Page

PART I	FINANCIAL INFORMATION	3
Item 1	Financial Statements (Unaudited)	3
	1) Condensed Balance Sheet as of March 31, 2014 and December 31, 2013	3
	2) Condensed Statement of Operations for the three months ended March 31, 2014 and 2013, and cumulative from March 19, 2001 (inception) to March 31, 2014	4
	3) Condensed Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and cumulative from March 19, 2001 (inception) to March 31, 2014	5
	4) Notes to the Condensed Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4	Controls and Procedures	38

PART II	OTHER INFORMATION	39
Item 1	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40

SIGNATURES		41

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$40,073,018	$18,688,031
Marketable securities (note 2)	100,000	100,000
Prepaid expenses and other current assets (note 3)	725,469	507,165
Total Current Assets	40,898,487	19,295,196
Restricted Cash Equivalents (note 13)	163,530	196,130
Equipment, Net (note 4)	59,899	65,172
Total Assets	$41,121,916	$19,556,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 5)	$878,500	$933,758

Deferred Research and Development Arrangements (note 6)	782,280	833,630

Other Liabilities (note 7)	138,278	129,564

Warrant Liabilities (note 11)	11,290,566	5,034,058

Total Liabilities	13,089,624	6,931,010
Commitments and Contingencies (note 13)
Stockholders’ Equity (note 9):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 176,655,340 and 146,732,000 issued and 176,641,135 and 146,717,795 outstanding	17,665	14,673
Additional paid-in capital	115,454,243	85,449,932
Accumulated deficit during the development stage	(87,411,206)	(72,810,707)
Treasury stock, 14,205 shares, at cost	(28,410)	(28,410)

Total Stockholders’ Equity	28,032,292	12,625,488

Total Liabilities and Stockholders’ Equity	$41,121,916	$19,556,498

 (See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

			Cumulative
			from March 19,
			2001
	For the Three Months Ended March 31,		(Inception) to March 31,
	2014	2013	2014
Revenues:
Research	$-	$-	$-

Expenses:
General and administrative	1,413,456	1,210,752	35,733,963
Research and development	1,271,574	552,466	39,803,212
Patent fees	72,020	136,491	3,032,327
Depreciation and amortization	9,044	9,316	729,100

Total Expenses	2,766,094	1,909,025	79,298,602

Loss from Operations	(2,766,094)	(1,909,025)	(79,298,602)

Other Income (Expense)
Realized loss on marketable securities	-	-	(13,301)
Interest income	32,291	10,018	1,523,970
Interest expense	-	-	(301,147)
Other income	-	-	56,047
Unrealized (loss)/gain on fair value of warrants	(11,660,524)	368,902	(8,686,197)
Unrealized gain on fair value of put feature on common stock	-	-	2,315,539
Financing expense	(206,172)	-	(1,382,515)
Beneficial conversion feature	-	-	(1,625,000)
Total Other Income (Expense)	(11,834,405)	378,920	(8,112,604)

Loss Before Provision for Income Taxes	(14,600,499)	(1,530,105)	(87,411,206)
Provision for income taxes	-	-	-
Net Loss	$(14,600,499)	$(1,530,105)	$(87,411,206)

Net loss per share, basic and diluted	$(0.09)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	170,112,570	119,428,989

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Cash Flows from Operating Activities:
Net loss	$(14,600,499)	$(1,530,105)	$(87,411,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature	-	-	1,625,000
Compensatory stock	336,000	-	2,772,677
Depreciation and amortization	9,044	9,316	729,100
Stock-based compensation	128,350	371,951	6,502,394
Amortization of deferred research and development arrangements	(51,350)	(153,371)	(1,643,720)
Realized losses on marketable securities	-	-	13,301
Unrealized loss/(gain) on fair value of warrants	11,660,524	(368,902)	8,686,197
Unrealized gain on fair value of put feature on common stock	-	-	(2,315,539)
Financing expense	206,172	-	1,382,515
Amortization of deferred lease incentive	(3,111)	(5,000)	(89,333)
Deferred lease expenses	11,825	(5,233)	72,951
Loss on impairment of intangible assets	-	-	286,132
Changes in assets and liabilities:
Prepaid expenses and other current assets	(218,304)	5,488	(670,809)
Accounts payable and accrued expenses	(55,258)	124,329	878,500
Net Cash Used in Operating Activities	(2,576,607)	(1,551,527)	(69,181,840)
Cash Flows from Investing Activities:
Restricted cash equivalents	32,600	134,621	(163,530)
Purchase of equipment	(3,771)	(609)	(618,915)
Purchase of marketable securities	-	-	(21,123,960)
Proceeds from sales of marketable securities	-	-	21,010,659
Payment of licensing fees	-	-	(356,216)
Net Cash Provided by (Used In) Investing Activities	28,829	134,012	(1,251,962)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	18,634,247	-	91,609,626
Proceeds from exercise of stock options	70,000	-	330,082
Proceeds from exercise of stock warrants	5,228,518	-	11,019,522
Proceeds from long-term debt	-	-	5,150,000
Proceeds from research and development arrangements	-	-	2,426,000
Purchase of treasury stock	-	-	(28,410)
Net Cash Provided by Financing Activities	23,932,765	-	110,506,820
Net Increase (Decrease) in Cash and Cash Equivalents	21,384,987	(1,417,515)	40,073,018
Cash and Cash Equivalents – beginning of period	18,688,031	13,486,543	-
Cash and Cash Equivalents - end of period	$40,073,018	$12,069,028	$40,073,018

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Condensed Statement of Cash Flows (continued)
(Unaudited)

			Cumulative
			From March 19, 2001
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Supplemental Cash Flow Information
Interest paid	$-	$-	$301,147
Non-cash financing and investing activities:
Warrants issued	$3,691,429	$-	$19,947,074
Put feature on common stock issued	$-	$-	$4,954,738
Dilutive issuances of common stock	$-	$-	$2,639,199
Warrant liability extinguishment from exercise of warrants	$9,095,445	$-	$17,013,768
Leasehold improvement incentive	$-	$-	$154,660
Settlement of lawsuit	$-	$-	$43,953

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”, or “Rexahn Pharmaceuticals”), a Delaware corporation, is a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $87,411,206 at March 31, 2014 and anticipates incurring losses through fiscal year 2014 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash and cash equivalents, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for at least the next 24 months.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2014 and December 31, 2013 and of the results of operations and cash flows for the three months ended March 31, 2014 and 2013 have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2014. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from these estimates.  These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the period in which they become available.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

2.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

	Cost	Gross Unrealized	Fair
Securities available-for-sale	Basis	Gains/(Losses)	Value
March 31, 2014:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2013:
State and municipal obligations	$100,000	$-	$100,000

Amortized cost and fair value at March 31, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

	Cost	Fair
Maturity	Basis	Value
10 years or more	$100,000	$100,000

3.	Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2014	2013

Deposits on contracts	$86,694	$37,760
Prepaid expenses and other assets	638,775	469,405

	$725,469	$507,165

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

4	Equipment, Net

	March 31,	December 31,
	2014	2013

Furniture and fixtures	$62,071	$59,133
Office equipment	42,585	41,752
Lab and computer equipment	425,195	425,195
Leasehold improvements	119,841	119,841

Total equipment	649,692	645,921
Less: Accumulated depreciation	(589,793)	(580,749)

Net carrying amount	$59,899	$65,172

Depreciation expense was $9,044 and $9,316 for the three months ended March 31, 2014 and 2013, respectively.

5.	Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2014	2013

Trade payables	$322,338	$251,687
Accrued expenses	88,960	25,367
Accrued research and development contract costs	305,980	215,211
Payroll liabilities	161,222	441,493

	$878,500	$933,758

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

6.	Deferred Research and Development Arrangements

Rexgene Biotech Co., Ltd.

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. (“Rexgene”), a shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company’s drug candidate Archexin in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import Archexin in Asia.  In accordance with the agreement, Rexgene paid the Company a one-time fee of $1,500,000 in 2003.  The agreement terminates at the later of 20 years or the term of the patent.  The amortization reduces research and development expenses for the periods presented.

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $18,750 for the three months ended March 31, 2014 and 2013.  The remaining $656,250 and $675,000 to be amortized at March 31, 2014 and December 31, 2013, respectively, are reflected as deferred research and development arrangements on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2015.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

On September 21, 2009, the Company closed on a securities purchase agreement (the “Purchase Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (the “RELO Agreement”) pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On November 27, 2012, the Company and Teva entered into a second amendment to the RELO Agreement, pursuant to which Teva provided the Company with an additional $926,000 of research funding for the development of RX-3117, which was recorded as restricted cash on the Company’s balance sheet.  The contribution from the second amendment was recorded in deferred research and development arrangements on the balance sheet.  Costs incurred for the development of RX-3117 are paid from restricted cash, reduce the deferred research and development arrangement and therefore are not an expense in the Company’s statement of operations.  As of March 31, 2014 and December 31, 2013, the Company had proceeds remaining of $126,030 and $158,630, respectively, which are included in restricted cash and  deferred research and development arrangements on the balance sheet.  During the three months ended March 31, 2014 and 2013, $32,600 and $134,621, respectively, were reduced from the deferred research and development arrangement for costs incurred for the development of RX-3117 or for amounts returned to Teva as funds not allocated to specific projects.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result the RELO Agreement was terminated.  The proceeds remaining from the restricted cash will be used to pay for unbilled expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

7.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five-year office lease agreement as disclosed in Note 13.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

On June 7, 2013, the Company entered into the first amendment to the lease agreement, also disclosed in Note 13. According to the terms of the amendment, the Company extended the lease term until June 30, 2019, and the amendment term began on July 1, 2013.  The lessor agreed to grant an additional leasehold improvement allowance of $54,660 to the Company to be used for further construction to the leased property, furniture and equipment.  The Company accounts for this benefit, including the unamortized portion from the original lease agreement, as a reduction of rental expense over the six-year amended term of the lease.

The following table sets forth the cumulative deferred lease incentive:

	March 31,	December 31,
	2014	2013

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(89,333)	(86,222)

Balance	$65,327	$68,438

Deferred Office Lease Expense

The lease agreement, as amended and disclosed above, requires an initial annual base rent with annual increases over the next six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $72,951 and $61,126 as of March 31, 2014 and December 31 2013, respectively.

8.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of March 31, 2014 and December 31, 2013, there were stock options and warrants to acquire, in the aggregate, 29,167,196 and 34,325,663 shares of our common stock, respectively, that are potentially dilutive. However, diluted loss per share for the three months ended March 31, 2014 and 2013 is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

9.	Common Stock

The following transactions occurred from January 1, 2014 to March 31, 2014:

a)
On January 21, 2014 the Company closed on a registered direct public offering to issue and sell 19,047,620 shares of common stock and warrants to purchase up to 4,761,905 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.25 shares of common stock, at a price of $1.05 per share, and the warrants have an exercise price of $1.28 per share.  The total gross proceeds of the offering were $20,000,001.  The warrants issued are exercisable beginning six months and one day after the closing date until the five-year anniversary of the closing date and were recorded as liabilities at fair value.

The total closing costs of the offering were $1,365,754, which consisted of placement agent and other professional fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $206,172 to financing expense and $1,159,582 as stock issuance costs.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$20,000,001

Allocated to liabilities:
Warrant liabilities	3,691,429

Allocated to equity:
Common stock and additional paid-in capital	16,308,572

Total allocated gross proceeds:	$20,000,001

b)
On February 10, 2014, the Company issued 300,000 shares of stock to two vendors in exchange for investor relations and financial advisory services.  The market value of the stock issued was $1.12, and the total market value of the issuance was $336,000.

c)	During the three months ended March 31, 2014, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $5,228,518, and the Company issued 10,488,220 shares.

d)	During the three months ended March 31, 2014, an option holder exercised stock options to purchase shares of the Company’s common stock for cash of $70,000, and the Company issued 87,500 shares.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

10.	Stock-Based Compensation

As of March 31, 2014, the Company had 10,245,294 options outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of March 31, 2014, there were 1,425,999 options outstanding under the 2013 Plan, and 15,574,001 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of March 31, 2014, there were 8,819,295 outstanding options under the 2003 Plan.

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

Accounting for Employee Awards

The Company’s results of operations for the three months ended March 31, 2014 and 2013 include share-based employee compensation expense totaling $109,442 and $366,111, respectively. Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $18,908 and $5,840 for the three months ended March 31, 2014 and 2013, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three months ended March 31, 2014 and 2013, and the period from inception (March 19, 2001) to March 31, 2014 is as follows:

			Cumulative from
	Three Months Ended March 31,		March 19, 2001 (Inception) to
	2014	2013	March 31, 2014
Statement of operations line item:
General and administrative:
Payroll	$80,911	$350,379	3,201,523
Consulting and other professional fees	-	3,893	814,348
Research and development:
Payroll	28,531	15,732	1,130,568
Consulting and other professional fees	18,908	1,947	1,355,955

Total	$128,350	$371,951	6,502,394

Summary of Stock Option Transactions

There were 955,999 stock options granted at an exercise price of $1.14 with a fair value of $774,992 and 20,000 stock options granted at an exercise price of $1.35 and a fair value of $19,678 during the three months ended March 31, 2014.  There were 1,200,000 stock options granted at an exercise price of $0.37 with a fair value of $320,465 and 550,000 stock options granted at an exercise price of $0.31 with a fair value of $122,497 during the three months ended March 31, 2013.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company took into consideration guidance under Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” and Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of the Company’s stock.  The expected term is based upon the simplified method as allowed under SAB 107.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2014	2013
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	92-97%	95-96%
Risk free interest rate	1.5-1.7%	0.75-0.85%
Expected term (in years)	5 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	9,356,795	$0.92	7,741,795	$1.03
Granted	975,999	1.14	1,750,000	0.35
Exercised	(87,500)	0.80	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-

Outstanding at March 31	10,245,294	$0.94	9,491,795	$0.90

The following table summarizes information about stock options outstanding as of March 31, 2014 and December 31, 2013.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at
March 31, 2014	10,245,294	$0.94	5.1 years	$2,859,168

Exercisable at
March 31, 2014	8,089,295	$0.99	3.9 years	$2,104,218

Outstanding at
December 31, 2013	9,356,795	$0.92	4.8 years	$350,865

Exercisable at
December 31, 2013	7,956,795	$0.99	4.0 years	$199,795

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The total intrinsic value of the options exercised was $48,125 for the three months ended March 31, 2014.  There were no options exercised during the three months ended March 31, 2013.  The weighted average fair value of the options vested was $0.44 and $0.35 for the three months ended March 31, 2014 and 2013, respectively.

A summary of the Company’s unvested options as of March 31, 2014 and changes during the three months ended March 31, 2014 is presented below:

	2014
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2014	1,400,000	$0.34
Granted	975,999	$0.81
Vested	(220,000)	$0.44
Cancelled	-	$-

Unvested at March 31, 2014	2,155,999	$0.55

As of March 31, 2014 and December 31, 2013, there was $986,987 and $281,957 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.1 years and 1.7 years, respectively.

11.	Warrants

As of March 31, 2014, warrants to purchase 18,921,902 shares were outstanding, having exercise prices ranging from $0.41 to $1.90 and expiration dates ranging from May 19, 2014 to January 21, 2019.

	2014		2013
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	24,968,868	$0.86	21,656,142	$0.89
Issued during the period	4,761,905	$1.28	-	$-
Exercised during the period	(10,808,871)	$0.52	-	$-
Expired during the period	-	$-	-	$-

Balance, March 31	18,921,902	$1.16	21,656,142	$0.89

At March 31, 2014 and December 31, 2013, the average remaining contractual life of the outstanding warrants was 3.1 and 3.2 years, respectively.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The warrants issued to investors in the May 2009, October 2009, June 2010, March 2011 and December 2012 offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange).   If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013, October 2013 and January 2014 offerings contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration.  In addition, the warrants issued in the May 2009, October 2009, June 2010, March 2011, December 2012, July 2013, October 2013, and January 2014 offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the warrants as of the respective balance sheet or transaction dates:

	Fair Value as of:
Warrant Issuance:	March 31, 2014	December 31, 2013	Transaction Date
Exercised and Expired Warrants	$-	$-	$3,985,570
June 5, 2009 financing:
Series III warrants	80,889	11	1,306,200
Warrants to placement agent	8,484	1	122,257
October 23, 2009 financing:
Warrants to institutional investors	316,159	19,689	1,012,934
June 30, 2010 financing
Warrants to institutional investors	61,000	10	1,800,800
March 31, 2011 financing:
Warrants to institutional investors	1,785,333	311,360	2,826,666
December 4, 2012 financing:
Warrants to institutional investors	195,651	2,124,444	2,474,120
Warrants to placement agent	32,964	222,286	163,096
July 26, 2013 financing:
Warrants to institutional investors	1,716,200	1,148,390	1,295,952
Warrants to placement agent	89,253	83,808	110,489
October 16, 2013 financing:
Warrants to institutional investors	3,091,430	1,051,454	1,070,193
Warrants to placement agent	289,869	72,605	87,368
January 21, 2014 financing:
Warrants to institutional investors	3,623,334	-	3,691,429
Total:	$11,290,566	$5,034,058	$19,947,074

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	March 31, 2014	December 31, 2013	Transaction Date
Exercised and Expired Warrants	-	-	5,950,304
June 5, 2009 financing:
Series III warrants	1,555,555	1,555,555	1,555,555
Warrants to placement agent	132,143	132,143	142,857
October 23, 2009 financing:
Warrants to institutional investors	778,333	1,228,333	2,125,334
June 30, 2010 financing
Warrants to institutional investors	2,000,000	2,000,000	2,000,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	221,600	7,418,503	12,100,000
Warrants to placement agent	40,000	880,000	880,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	3,990,000	3,990,000
Warrants to placement agent	124,032	456,000	456,000
October 16, 2013 financing:
Warrants to institutional investors	3,567,309	3,567,309	3,567,308
Warrants to placement agent	407,692	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	-	4,761,905
Total:	18,921,902	24,968,868	41,270,288

The assumptions used in calculating the fair values of the warrants are as follows:

Exercised and Expired Warrants	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$-	$-	$1.75-2.14
Estimated future volatility	-	-	142-143%
Dividend	-	-	-
Estimated future risk-free rate	-	-	1.95-3.27%
Equivalent volatility	-	-	97-106%
Equivalent risk-free rate	-	-	1.31-3.26%
Estimated additional shares to be issued upon dilutive event	-	-	7,479-98,838

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

June 5, 2009 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	$0.51	$1.14
Estimated future volatility	110%	109%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.13%	0.13%	0.63-4.31%
Equivalent volatility	89-90%	43-45%	103-117%
Equivalent risk-free rate	0.02%	0.05-0.06%	0.20-1.44%

October 23, 2009 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	$0.51	$0.69
Estimated future volatility	110%	109%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.13%	0.13%	2.63-3.80%
Equivalent volatility	119%	57%	98-99%
Equivalent risk-free rate	0.05%	0.07%	0.93-1.16%

June 30, 2010 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	$0.51	$1.43
Estimated future volatility	110%	109%	100%
Dividend	-	-	-
Estimated future risk-free rate	0.13%	0.13%	1.78%
Equivalent volatility	89%	49%	98%
Equivalent risk-free rate	0.03%	0.06%	0.59%

March 31, 2011 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	$0.51	$1.18
Estimated future volatility	110%	109%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.82%	1.58%	1.32-3.64%
Equivalent volatility	98%	71%	79-96%
Equivalent risk-free rate	0.23%	0.27%	0.39-1.09%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

December 4, 2012 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	$0.51	$0.30-0.33
Estimated future volatility	110%	109%	100%
Dividend	-	-	-
Estimated future risk-free rate	1.82-2.56%	1.58-2.72%	0.52-1.065%
Equivalent volatility	100-106%	69-73%	88-90%
Equivalent risk-free rate	0.20-0.43%	0.22-0.40%	0.22-0.31%

July 26, 2013 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	0.51	$0.53
Dividend	-	-	-
Equivalent volatility	100-102%	69-77%	78-80%
Equivalent risk-free rate	0.20-0.54%	0.22-0.62%	0.20-0.48%

October 16, 2013 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	0.51	$0.49
Dividend	-	-	-
Equivalent volatility	100-101%	69-76%	81-83%
Equivalent risk-free rate	0.20-0.58%	0.20-0.52%	0.21-0.55%

January 21, 2014 financing:	March 31, 2014	December 31, 2013	Transaction Date
Trading market prices	$1.08	-	$1.09
Dividend	-	-	-
Equivalent volatility	99%	-	98%
Equivalent risk-free rate	0.63%	-	0.62%

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative from March 19, 2001 (Inception) to March 31, 2014
Exercised and Expired Warrants	$-	$144	$(1,460,407)
June 5, 2009 financing:
Series III warrants	(80,878)	30,022	1,225,311
Warrants to placement agent	(8,483)	2,855	99,393
October 23, 2009 financing:
Warrants to institutional investors	(593,950)	41,395	(649,945)
June 30, 2010 financing
Warrants to institutional investors	(60,990)	8,800	1,739,800
March 31, 2011 financing:
Warrants to institutional investors	(1,473,973)	96,666	1,041,333
December 4, 2012 financing:
Warrants to institutional investors	(4,225,702)	166,980	(5,613,687)
Warrants to placement agent	(533,250)	22,040	(592,440)
July 26, 2013 financing:
Warrants to institutional investors	(2,200,617)	-	(2,053,055)
Warrants to placement agent	(293,538)	-	(266,857)
October 16, 2013 financing:
Warrants to institutional investors	(2,039,976)	-	(2,021,237)
Warrants to placement agent	(217,262)	-	(202,501)
January 21, 2014 financing:
Warrants to institutional investors	68,095	-	68,095
Total:	$(11,660,524)	$368,902	$(8,686,197)

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

12.	Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2014 and 2013 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2014 and December 31, 2013, the Company had unused net operating loss carry-forwards of approximately $71,700,000 and $69,036,000, which expire at various dates through 2034.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2014 and December 31, 2013, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31,	December 31,
	2014	2013

Net Operating Loss Carryforwards	$27,963,000	26,924,000
Stock Compensation Expense	2,059,500	2,028,200
Book tax differences on assets and liabilities	321,000	424,000
Valuation Allowance	(30,343,500)	(29,376,200)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2010 through 2014 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

13.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2014, the total estimated cost to be incurred under these agreements was approximately $26,212,772, and the Company had made payments totaling $20,934,687 since inception under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
The Company and four of its key executives currently have outstanding employment agreements.  The agreements result in annual commitments for each key executive of $330,000, $285,000, $250,000 and $250,000, respectively.

c)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of March 31, 2014, the milestone has not occurred.

d)
On June 29, 2009, the Company signed a five-year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  The lease agreement required annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended March 31, 2014 and 2013, including the amendment terms described below, was $25,053 and $40,199, respectively.

On June 7, 2013, the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amendment term began on July 1, 2013 with a base rent of $100,210 and requires annual base rent increases over the remaining term of the lease.

Future rental payments over the next five years are as follows:

For the remaining nine months ending December 31:	2014	114,622
For the year ending December 31:	2015	156,000
	2016	159,881
	2017	163,871
	2018	167,970
	2019	85,024

	Total	$847,368

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  On August 2, 2010, and July 1, 2011 the letter of credit was amended and reduced to $50,000 and $37,500, respectively.  The Company has restricted cash equivalents of the same amount for the letter of credit.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

e)
On September 21, 2009, the Company closed on the Purchase Agreement with Teva, and contemporaneous with the execution and delivery of this agreement, the parties executed the RELO Agreement, pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On December 27, 2012, the Company received $926,000 from Teva in accordance with a second amendment to the RELO Agreement, entered into on November 27, 2012. The Company did not issue equity for this transaction.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result the RELO Agreement was terminated.  The remaining proceeds of $126,030, which is included in restricted cash equivalents at March 31, 2014 will be used to pay for unbilled expenses.

f)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $20,700 and $17,716 for the three months ended March 31, 2014 and 2013, respectively.

g)
On June 24, 2013 and May 30, 2012, the Company signed a one-year renewal to use laboratory space commencing on July 1, 2013 and 2012, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three months ended March 31, 2014 and 2013 was $13,662.

h)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of March 31, 2014, no development milestones have occurred.

i)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”).  The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones.  As of March 31, 2014, no development milestones have occurred.

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

	Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$163,530	$126,030	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$263,530	$226,030	$37,500	$-

Liabilities:
Warrant Liabilities	$11,290,566	-	-	$11,290,566

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$196,130	$158,630	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$296,130	$258,630	$37,500	$-

Liabilities:
Warrant Liabilities	$5,034,058	-	-	$5,034,058

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

As of March 31, 2014 and December 31, 2013, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and classified within level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 13 and classified within level 2 of the fair value hierarchy.

Marketable securities consist of state authority and municipal security fund bonds that are valued at fair value and classified within level 1 of the fair value hierarchy.

The fair value methodology for the warrant liabilities is disclosed in Note 11.

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses, and other current assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the three months ended March 31, 2014 and 2013 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2014	$5,034,058
Additions	3,691,429
Unrealized losses, net	11,660,524
Unrealized gains on expiration	-
Transfers out of level 3	(9,095,445)
Balance at March 31, 2014	$11,290,566

Warrant Liabilities
Balance at January 1, 2013	$2,842,065
Additions	-
Unrealized gains, net	(368,902)
Unrealized gains on expiration	-
Transfers out of level 3	-
Balance at March 31, 2013	$2,473,163

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the three months ended March 31, 2014 and 2013.

REXAHN PHARMACEUTICALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

15.	Subsequent Events

Since March 31, 2014, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $718,750 and the Company issued an aggregate of 1,250,000 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

 Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “believe,” “estimate,” “expect,” “anticipate,” “may,” “intend” and other similar expressions, are intended to identify forward-looking statements.  We caution that forward-looking statements are based largely on our expectations, and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors that are, in many instances, beyond our control.  Actual results, performance or achievements may differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	our lack of profitability and the need for additional capital to operate our business;

•	our drug candidates being in early stages of development, including pre-clinical development

•	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;

•	successful and timely completion of clinical trials for our drug candidates;

•	demand for and market acceptance of our drug candidates;

•	our ability to identify partners and collaborators for the development of certain of our drug candidates and, if identified, to enter into mutually agreeable relationships with those partners and collaborators;

•	the availability of qualified third-party researchers and manufacturers for our drug development programs;

•	our ability to develop and obtain protection of our intellectual property; and

•	other risks and uncertainties, including those detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other filings with the SEC.

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

We are a clinical development stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer patients that target specific proteins that are over expressed in cancer cells and not present in normal healthy tissues resulting in increased efficacy and reduced side effects.  This approach differs from existing chemotherapeutic agents that inhibit the growth of both cancer cells and normal healthy tissues at similar doses. Our pipeline features one oncology candidate in Phase II clinical trials, two oncology candidates in Phase I clinical trials, two drug candidates not currently being actively developed and several other drug candidates in pre-clinical development. Our strategy is to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone or with partners.  We intend to initially develop drug candidates for cancers that are orphan indications and then expand into more highly prevalent cancers.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

Total Revenues

We had no revenues for the three months ended March 31, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $202,704, or 16.7%, to $1,413,456 for the three months ended March 31, 2014 from $1,210,752 for the three months ended March 31, 2013.  The increase is primarily attributable to increases in several expense categories, including investor relations and financial advisory services.  During the three months ended March 31, 2014, we engaged multiple firms to provide investor relations and financial advisory services surrounding financing transactions, compared to one firm during the three months ended March 31, 2013, and some of these firms were compensated with compensatory stock in addition to cash payments. The increase in general and administrative expenses is also partially attributable to an increase in legal fees relating to corporate organizational matters.  The overall increase in general and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is offset by a decrease in stock based compensation and recruiting fees.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $719,108, or 130.16%, to $1,271,574 for the three months ended March 31, 2014, from $552,466 for the three months ended March 31, 2013.  The increase is primarily attributable to the clinical trials that were on-going during the three months ended March 31, 2014.  During the three months ended March 31, 2014, one of our drug candidates, Archexin, entered a Phase IIa clinical trial to study its safety and efficacy in patients with metastatic renal cell carcinoma (“RCC”), and another drug candidate, RX-3117, entered a Phase Ib clinical trial to study its safety and efficacy in patients with solid tumors.  During the three months ended March 31, 2014, we incurred expenses of approximately $450,000 and $275,000 related to the Archexin and RX-3117 clinical trials, respectively.

Patent Fees

Our patent fees decreased $64,471, or 47.2%, to $72,020 for the three months ended March 31, 2014, from $136,491 for the three months ended March 31, 2013.  The decrease is primarily attributable to a partial reduction of our patent fees related to our central nervous system patents, as well as translation fees associated with regionalizing patents in foreign jurisdictions during the three months ended March 31, 2013.

Depreciation and Amortization

Depreciation and amortization expense essentially remained flat for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, decreasing $272, or 2.9%.

Interest Income

Interest income increased $22,273 or 222.3% to $32,291 for the three months ended March 31, 2014 from $10,018 for the three months ended March 31, 2013.  The increase is due to an increase in interest rates and higher cash balances on our cash and cash equivalents for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Unrealized (Loss)/Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended March 31, 2014 and 2013, we recorded an unrealized (loss) gain on the fair value of our warrants of $(11,660,524) and $368,902, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external and internal market factors.  The large unrealized loss for the three months ended March 31, 2014 primarily resulted from an increased stock price of the underlying common stock at March 31, 2014.

Financing Expense

We incurred $206,172 of financing expenses during the three months ended March 31, 2014, related to our registered direct offering in January 2014.  We did not incur financing expenses during the three months ended March 31, 2013.

Net Loss

As a result of the above, net loss for the three months ended March, 31 2014 was $14,600,499, or $0.09 per share, compared to $1,530,105, or $0.01 per share, for the three months ended March 31, 2013.

Research and Development Projects

Research and development costs are expensed as incurred.  Research and development costs consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, Archexin, RX-3117 and Supinoxin, and our pre-clinical stage drug candidates, RX-0047-Nano, Archexin-Nano and RX-21101.  Each of our drug candidates is in a different stage of completion as described below.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, RX-3117 and Supinoxin, is uncertain, and because RX-0047-Nano, Archexin-Nano, and RX-21101 are in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates, if any.  If these projects are not completed as planned, our results of operations and financial condition would be negatively affected.

Archexin®

Archexin is a potential best-in-class, potent inhibitor of the protein kinase phosphorylated Akt-1, which is over expressed in cancer cells and which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  Archexin has received “orphan drug” designation from the FDA, for renal cell carcinoma, (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.  That designation provides tax incentives for clinical research and a waiver of user fees.  In addition, a drug that is approved for its orphan-designated use receives seven years of exclusivity after approval, during which the FDA generally cannot approve another product with the same active moiety for the same indication.

 In August 2012, we announced top line results of an open label 2-stage Phase IIa clinical trial for Archexin that was designed to assess the safety and efficacy of Archexin in combination with gemcitabine.  Gemcitabine is used to treat pancreatic, breast, ovarian and lung cancers.  Gemcitabine is a member of a group of chemotherapy drugs known as anti-metabolites.  It prevents cells from making DNA and RNA, which stops cell growth and causes cells to die.  Stage 1 was the dose-finding portion of the study, and Stage 2 was the dose-expansion portion of the study using the dose identified in Stage 1 administered with gemcitabine.   The study enrolled 31 subjects aged 18 to 65 with metastatic pancreatic cancer at nine centers in the United States and India.  The primary endpoint was overall survival following four cycles of therapy with a six month follow-up.  For those evaluable patients, the study demonstrated that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival data of 5.65 months for standard single agent gemcitabine therapy.   The most frequent reported adverse events were constipation, nausea, abdominal pain and pyrexia, regardless of relatedness.

We initiated a Phase IIa clinical proof-of-concept clinical trial of Archexin in January 2014 to study its safety and efficacy in patients with metastatic RCC. In the trial, Archexin will be administered in combination with everolimus (Afinitor®), and will be conducted in two stages.  The first stage will be dose ranging, with up to three cohorts of three RCC patients to determine its maximal tolerated dose (“MTD”) in combination with everolimus.  Once the MTD has been determined, thirty RCC patients will be randomized to either Archexin in combination with everolimus or everolimus alone, in a ratio of 2:1.  Rexahn plans to complete the initial safety component of this study in the fourth quarter of 2014.   We estimate the costs of that study to be approximately $5,000,000.  We own one issued U.S. patent for Archexin.

As of March, 31, 2014, we have spent approximately $7,229,000 for the development of Archexin.  The Phase IIa trial for pancreatic cancer was completed in the third quarter of 2012, and we estimate that we have approximately an additional $95,000 of costs yet to be billed by vendors for this trial.

RX-3117

 RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers including colon, lung, and pancreatic cancer.  RX-3117 has also been shown to be effective in inhibiting the growth of gemcitabine-resistant human cancers and in improving overall survival in pre-clinical animal models.  We completed an exploratory Phase I clinical study of RX-3117 in 2012 that demonstrated the oral bioavailability of RX-3117 in humans with no adverse effects reported in the study.   In January 2014, we initiated a Phase Ib clinical trial to study the safety, tolerability, dose-limiting toxicities and MTD of RX-3117 in patients with solid tumors.  Secondary endpoints will include characterizing the pharmacokinetic profile of RX-3117 and evaluating the preliminary anti-tumor effects of RX-3117.  Rexahn has completed one dose cycle (30mg) and is in the middle of the second dose cycle (100mg).  We estimate the costs of that Phase Ib clinical study to be approximately $5,100,000.  As of March 31, 2014, we have spent approximately $4,940,000 for the development of RX-3117.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule that inhibits the phosphorylation of p68 RNA helicase, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation or tumor growth of cancer cells.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells.  In pre-clinical tissue culture models and in-vivo xenograft models, Supinoxin has demonstrated synergism with cytotoxic agents and activity against drug resistant cancer cells.  In particular, in in-vivo xenograft models of human renal cell carcinoma and pancreatic cancer, treatment with Supinoxin on days 1 to 20 in mouse models produced a survival benefit beyond 65 days.  In July 2012, we submitted an investigational new drug (“IND”) application to the FDA for Supinoxin. We initiated a Phase I clinical trial in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors. The MTD of Supinoxin has not yet been achieved.  Three dosing cycles (25mg, 50mg, 100mg) and no drug related adverse events have been reported.  The fourth dosing cycle is ongoing.  We estimate the costs of that study to be approximately $2,700,000.

As of March 31, 2014, we have incurred approximately $2,059,000 for the development of Supinoxin.

Pre-clinical Pipeline

Archexin-Nano, RX-0047-Nano and RX-21101 are all in a pre-clinical stage of development.   Through March 31, 2014, the costs incurred for development of these compounds to date have been approximately $2,650,000.  The estimated cost to complete pre-clinical toxicology and Phase I clinical trials is estimated to be approximately $1,500,000 for each compound.

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

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $2,576,607 for the three months ended March 31, 2014.  The operating cash flows during the three months ended March 31, 2014 reflect our net loss of $14,600,499, which includes an unrealized loss on fair value of warrants of $11,660,524 and a net increase of cash components of working capital and other non-cash charges totaling $363,368.  Cash used in operating activities was $1,551,527 for the three months ended March 31, 2014.

Cash provided by investing activities was $28,829 for the three months ended March 31, 2014, which consisted of a decrease in restricted cash of $32,600 offset by $3,771 for the purchase of equipment. Cash provided by investing activities for the three months ended March 31, 2013 was $134,012.

Cash provided by financing activities was $23,932,765 for the three months ended March 31, 2014, which consisted of net proceeds of $18,634,247 from our registered direct public offering in January 2014, $70,000 from the exercise of stock options and $5,228,518 from the exercise of stock warrants.  There was no cash provided by financing activities for the three months ended March 31, 2013.

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

Contractual Obligations

We have contracted with various vendors for research and development services. The terms of these agreements usually require an initiation fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2014, the total contract value of these agreements was approximately $26,212,772 and we had made payments totaling $20,934,687 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

On March 25, 2013, we entered into a new employment agreement with Dr. Ahn to serve as our Chief Scientist. This employment agreement replaces and supersedes Dr. Ahn’s prior Amended and Restated Employment Agreement, dated as of September 9, 2010. The employment agreement has a one-year term with an automatic renewal option for additional one-year periods thereafter until terminated.  Pursuant to the employment agreement, we agreed to pay Dr. Ahn an annual base salary of $285,000 with the option of a discretionary annual cash bonus as determined by our Compensation Committee based on performance objectives and milestones set by the Board of Directors.  The employment agreement also provides for a discretionary stock option award to purchase shares of our common stock on each anniversary of the employment agreement as determined by the Board of Directors. Any such stock option awards are to be granted in accordance with the terms of the 2013 Plan.

On June 22, 2009, we entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of March 31, 2014, this milestone has not occurred.

On June 29, 2009, we signed a five year lease for 5,466 square feet of office space in Rockville, Maryland commencing on June 29, 2009.  Under the lease agreement, we pay our allocable portion of real estate taxes and common area operating charges in addition to annual base rent.  We paid $25,053 and $40,199, for rent under this lease, including the amended terms described below, during the three months ended March 31, 2014 and 2013, respectively.  On June 7, 2013, we entered into the first amendment to the lease agreement.  According to the terms of the amendment, we extended our lease term until June 30, 2019.  The amendment term begins on July 1, 2013 with an annual base rent of $100,210 and requires annual base rent increases over the remaining term of the lease.

In connection with the lease agreement, we issued a letter of credit of $100,000 in favor of the lessor. On August 2, 2010 and July 1, 2011, the letter of credit was reduced to $50,000 and $37,500 respectively.  We have restricted cash equivalents of the same amount for the letter of credit.

On September 21, 2009, we closed on a securities purchase agreement with Teva Pharmaceutical Industries Limited (“Teva”), and contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (the “RELO Agreement”), pursuant to which we agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On December 27, 2012, we received $926,000 of research funding for the development of RX-3117 from Teva in accordance with a second amendment to the RELO Agreement, entered into on November 27, 2012.  We did not issue equity for this transaction.  On August 28, 2013, we announced that Teva had decided not to exercise its option to license RX-3117, and as a result, the RELO Agreement was terminated.  The remaining proceeds of $126,030, which is included in restricted cash equivalents at March 31, 2014, will be used to pay for unbilled expenses.

On June 24, 2013 and May 30, 2012, we signed a one-year renewal to use lab space commencing on July 1, 2013 and 2012, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the lease during the three months ended March 31, 2014 and 2013 was $13,662.

We have established a 401(k) plan for our employees under which we match 100% of the first 3% of an employee’s deferral plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated to $20,700 and $17,716 for the three months ended March 31, 2014 and 2013, respectively.

In July 2013, we entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.    The agreement requires us to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of March 31, 2014, no development milestones have occurred

In October 2013, we entered into an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform.  The agreement requires us to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones.  As of March 31, 2014, no development milestones have occurred.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  Total cash, including restricted cash, and marketable securities, was $40,336,548 as of March 31, 2014.  Based on our current plans and our capital resources, we believe that our cash, restricted cash and marketable securities will be sufficient to enable us to meet our minimum planned operating needs over the next 24 months, which would entail focusing our resources on Phase IIa clinical trials of Archexin, Phase I clinical trials of RX-3117 and Supinoxin and the further development of our pre-clinical pipeline. Over the next 12 months, we expect to spend a minimum of approximately $2.1 million for Phase IIa clinical trials of Archexin.  We also expect to pay $2.9 million for the Phase Ib clinical trials of RX-3117, $1.4 million on the development of Supinoxin, $3.3 million for the development of our pre-clinical pipeline and general research and development costs, and $3.8 million on general corporate expenses. These figures include our commitments described earlier under “Contractual Obligations” under this Item 2.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities.

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

Our management, including the CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for disclosures with respect to our risk factors, which could materially affect our business, financial condition, or future results.  The risks described in the 2013 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, we issued 100,000 shares of common stock on February 10, 2014, to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Pursuant to an advisory service agreement, we issued 200,000 shares of common stock on February 10, 2014, to a privately held financial advisory firm in consideration for financial advisory services.  The shares of common stock were not registered under the Securities Act pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

During the three months ended March 31, 2014, the Company issued 519,349 shares of common stock to warrant holders upon exercise of unregistered warrants that were issued pursuant to an underwriting agreement, dated November 29, 2012 between the Company, Maxim Group LLC and Burrill LLC.  The warrants were not registered under the Securities Act of 1933, as amended pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: May 14, 2014		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: May 14, 2014		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated March 31, 2014

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