Form 10-Q
period 2014-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2014-08-13
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  178,253,318 shares of common stock outstanding as of August 13, 2014.

REXAHN PHARMACEUTICALS, INC.

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$38,104,488	$18,688,031
Marketable securities (note 3)	100,000	100,000
Prepaid expenses and other current assets (note 4)	901,297	507,165
Total Current Assets	39,105,785	19,295,196
Restricted Cash Equivalents (note 14)	78,156	196,130
Equipment, Net (note 5)	60,712	65,172
Total Assets	$39,244,653	$19,556,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 6)	$1,539,851	$933,758

Deferred Research and Development Arrangements (note 7)	678,156	833,630

Other Liabilities (note 8)	134,466	129,564

Warrant Liabilities (note 12)	6,583,403	5,034,058

Total Liabilities	8,935,876	6,931,010
Commitments and Contingencies (note 14)
Stockholders’ Equity (note 10):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 178,266,533 and 146,732,000 issued and 178,153,318 and 146,717,795 outstanding	17,827	14,673
Additional paid-in capital	117,636,102	85,449,932
Accumulated deficit	(87,216,742)	(72,810,707)
Treasury stock, 113,215 and 14,205 shares, at cost	(128,410)	(28,410)

Total Stockholders’ Equity	30,308,777	12,625,488

Total Liabilities and Stockholders’ Equity	$39,244,653	$19,556,498

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Research	$-	$-	$-	$-

Expenses:
General and administrative	1,702,489	857,946	3,115,945	2,068,698
Research and development	1,701,407	925,130	2,972,981	1,477,596
Patent fees	95,410	121,216	167,430	257,707
Depreciation and amortization	9,630	9,235	18,674	18,551

Total Expenses	3,508,936	1,913,527	6,275,030	3,822,552

Loss from Operations	(3,508,936)	(1,913,527)	(6,275,030)	(3,822,552)

Other Income (Expense)
Interest income	38,035	11,433	70,326	21,451
Unrealized gain/(loss) on fair value of warrants	3,665,365	(1,206,656)	(7,995,159)	(837,754)
Financing expense	-	-	(206,172)	-
Total Other Income (Expense)	3,703,400	(1,195,223)	(8,131,005)	(816,303)

Income (Loss) Before Provision for Income Taxes	194,464	(3,108,750)	(14,406,035)	(4,638,855)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$194,464	$(3,108,750)	$(14,406,035)	$(4,638,855)

Net income (loss) per share, basic and diluted	$0.00	$(0.03)	$(0.08)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	177,729,738	119,547,716	173,942,196	119,488,693

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(14,406,035)	$(4,638,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	336,000	137,200
Depreciation and amortization	18,674	18,551
Stock-based compensation	260,868	426,322
Amortization of deferred research and development arrangements	(155,474)	(382,121)
Unrealized loss on fair value of warrants	7,995,159	837,754
Financing expense	206,172	-
Amortization of deferred lease incentive	(6,221)	(10,000)
Deferred lease expenses	11,123	(10,466)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(394,132)	(201,863)
Accounts payable and accrued expenses	606,093	(231,770)
Net Cash Used in Operating Activities	(5,527,773)	(4,055,248)
Cash Flows from Investing Activities:
Restricted cash equivalents	117,974	522,922
Purchase of equipment	(14,214)	(1,609)
Net Cash Provided by Investing Activities	103,760	521,313
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	18,634,247	-
Proceeds from exercise of stock options	258,955	-
Proceeds from exercise of stock warrants	5,947,268	26,739
Net Cash Provided by Financing Activities	24,840,470	26,739
Net Increase (Decrease) in Cash and Cash Equivalents	19,416,457	(3,507,196)
Cash and Cash Equivalents – beginning of period	18,688,031	13,486,543
Cash and Cash Equivalents - end of period	$38,104,488	$9,979,347
(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended
	June 30,
Supplemental Cash Flow Information	2014	2013
Non-cash financing and investing activities:
Warrants issued	$3,691,429	$-
Warrant liability extinguishment from exercise of warrants	$10,137,243	$16,820
Shares withheld for net stock option exercise	$100,000	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company,” or “Rexahn Pharmaceuticals”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $87,216,742 at June 30, 2014 and anticipates incurring losses through fiscal year 2014 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash and cash equivalents, and proceeds from reimbursed research and development costs.    The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 24 months.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2014 and December 31, 2013 and of the results of operations for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 and 2013 have been included.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2014. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
2.	Recent Accounting Pronouncements Affecting the Company

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity.  ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification (“ASC”) Topic 275, “Risks and Uncertainties”, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities.  ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.  The Company adopted ASU 2014-10 during the three months ended June 30, 2014, and removed the incremental reporting requirements for development stage entities from the financial statements for the three and six months ended June 30, 2014.

3.	Marketable Securities

Cost and fair value of the Company’s marketable securities are as follows:

	Cost	Gross Unrealized	Fair
Securities available-for-sale	Basis	Gains/(Losses)	Value
June 30, 2014:
State and municipal obligations	$100,000	$-	$100,000

December 31, 2013:
State and municipal obligations	$100,000	$-	$100,000

Amortized cost and fair value at June 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

Maturity	Cost Basis	Fair Value
10 years or more	$100,000	$100,000

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
4.	Prepaid Expenses and Other Current Assets

	June 30, 2014	December 31, 2013
Deposits on contracts	$251,251	$37,760
Prepaid expenses and other assets	650,046	469,405

	$901,297	$507,165

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	June 30,	December 31,
	2014	2013

Furniture and fixtures	$62,071	$59,133
Office equipment	45,753	41,752
Lab and computer equipment	425,195	425,195
Leasehold improvements	127,116	119,841

Total equipment	660,135	645,921
Less: Accumulated depreciation and amortization	(599,423)	(580,749)

Net carrying amount	$60,712	$65,172

Depreciation and amortization expense was $9,630 and $9,235 for the three months ended June 30, 2014 and 2013, respectively, and $18,674 and $18,551 for the six months ended June 30, 2014 and 2013, respectively.

6.	Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2014	2013

Trade payables	$506,667	$251,687
Accrued expenses	93,262	25,367
Accrued research and development contract costs	763,134	215,211
Payroll liabilities	176,788	441,493

	$1,539,851	$933,758

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
7.	Deferred Research and Development Arrangements

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

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $18,750 and $37,500 for the three and six months ended June 30, 2014 and 2013, respectively.  The remaining $637,500 and $675,000 to be amortized at June 30, 2014 and December 31, 2013, respectively, are reflected as deferred research and development arrangements on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2015.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

On September 21, 2009, the Company closed on a securities purchase agreement (the “Purchase Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and contemporaneous with the execution and delivery of this agreement, the parties executed a research and exclusive license option agreement (the “RELO Agreement”) pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On November 27, 2012, the Company and Teva entered into a second amendment to the RELO Agreement, pursuant to which Teva provided the Company with an additional $926,000 of research funding for the development of RX-3117, which was recorded as restricted cash on the Company’s balance sheet.  The contribution from the second amendment was recorded in deferred research and development arrangements on the balance sheet.  Costs incurred for the development of RX-3117 are paid from restricted cash, reduce the deferred research and development arrangement and therefore are not an expense in the Company’s statement of operations.  As of June 30, 2014 and December 31, 2013, the Company had proceeds remaining of $40,656 and $158,630, respectively, which are included in restricted cash and  deferred research and development arrangements on the balance sheet.  During the six months ended June 30, 2014 and 2013, $117,974 and $344,621, respectively, were reduced from the deferred research and development arrangement for costs incurred for the development of RX-3117 or for amounts returned to Teva as funds not allocated to specific projects.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result the RELO Agreement was terminated.  The proceeds remaining from the restricted cash will be used to pay for unbilled expenses.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
8.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five-year office lease agreement as disclosed in Note 14.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

On June 7, 2013, the Company entered into the first amendment to the lease agreement, also disclosed in Note 14. According to the terms of the amendment, the Company extended the lease term until June 30, 2019, and the amendment term began on July 1, 2013.  The lessor agreed to grant an additional leasehold improvement allowance of $54,660 to the Company to be used for further construction to the leased property, furniture and equipment.  The Company accounts for this benefit, including the unamortized portion from the original lease agreement, as a reduction of rental expense over the six-year amended term of the lease.

The following table sets forth the cumulative deferred lease incentive:

	June 30, 2014	December 31, 2013

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(92,443)	(86,222)

Balance	$62,217	$68,438

Deferred Office Lease Expense

The lease agreement, as amended and disclosed above, requires an initial annual base rent with annual increases over the next six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $72,249 and $61,126 as of June 30, 2014 and December 31, 2013, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of June 30, 2014 and December 31, 2013, there were stock options and warrants to acquire, in the aggregate, 24,290,805 and 34,325,663 shares of our common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive. The Company is not disclosing the number of weighted average diluted shares outstanding for the three months ended June 30, 2014 because the impact is immaterial.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
10.	Common Stock

The following transactions occurred from January 1, 2014 to June 30, 2014:

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

c)
On April 14, 2014, an option holder exercised 125,000 stock options by a net exercise.  The Company withheld 99,010 shares in treasury as payment for the exercise price, and issued 25,990 shares to the option holder.

d)	During the six months ended June 30, 2014, option holders exercised stock options to purchase shares of the Company’s common stock for cash of $258,955, and the Company issued 323,693 shares.

e)	During the six months ended June 30, 2014, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $5,947,268, and the Company issued 11,738,220 shares.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
11.	Stock-Based Compensation

As of June 30, 2014, the Company had 10,306,601 options outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of June 30, 2014, there were 1,848,499 options outstanding under the 2013 Plan, and 15,151,501 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of June 30, 2014, there were 8,458,102 outstanding options under the 2003 Plan.

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

Accounting for Employee Awards

The Company’s results of operations for the three months ended June 30, 2014 and 2013 include share-based employee compensation expense totaling $130,873 and $54,371, respectively.  The Company’s results of operations for the six months ended June 30, 2014 and 2013 include share based compensation expense totaling $240,315 and $420,482.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $1,645 for the three months ended June 30, 2014.  There were no stock option expenses related to non-employee options during the three months ended June 30, 2013.  Stock compensation expenses related to non-employee options were $20,553 and $5,840 for the six months ended June 30, 2014 and 2013, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of operations line item:
General and administrative:
Payroll	$97,605	$40,535	$178,516	$390,914
Consulting and other professional fees	-	-	-	3,893
Research and development:
Payroll	33,268	13,836	61,799	29,568
Consulting and other professional fees	1,645	-	20,553	1,947

Total	$132,518	$54,371	$260,868	$426,322

Summary of Stock Option Transactions

There were 955,999 stock options granted at an exercise price of $1.14 with a fair value of $774,992, 20,000 stock options granted at an exercise price of $1.35 and a fair value of $19,678, 62,500 stock options granted at an exercise price of $0.98 and a fair value of $44,606, and 360,000 stock options granted at an exercise price of $0.90 and a fair value of $234,534 during the six months ended June 30, 2014.  There were 1,200,000 stock options granted at an exercise price of $0.37 with a fair value of $320,465, 550,000 stock options granted at an exercise price of $0.31 with a fair value of $122,497, 250,000 stock options granted at an exercise price of $0.39 and a fair value of $69,529, and 300,000 stock options granted at an exercise price of $0.50 and a fair value of $107,086 during the six months ended June 30, 2013.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company took into consideration guidance under ASC 718, “Compensation-Stock Compensation” and Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of the Company’s stock.  The expected term is based upon the simplified method as allowed under SAB 107.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
	2014	2013
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	92-97%	94-96%
Risk free interest rate	1.5-1.7%	0.75-1.13%
Expected term (in years)	5 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	9,356,795	$0.92	7,741,795	$1.03
Granted	1,398,499	1.07	2,300,000	0.37
Exercised	(448,693)	0.80	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-

Outstanding at June 30	10,306,601	$0.94	10,041,795	$0.88

The following table summarizes information about stock options outstanding as of June 30, 2014 and December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2014	10,306,601	$0.94	5.2 years	$1,494,382

Exercisable at June 30, 2014	8,118,102	$0.97	4.0 years	$1,133,182

Outstanding at December 31, 2013	9,356,795	$0.92	4.8 years	$350,865

Exercisable at December 31, 2013	7,956,795	$0.99	4.0 years	$199,795

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
The total intrinsic value of the options exercised was $48,125 and $115,528 for the three and six months ended June 30, 2014.  There were no options exercised during the three and six months ended June 30, 2013.  The weighted average fair value of the options vested was $0.38 and $0.36 for the six months ended June 30, 2014 and 2013, respectively.

A summary of the Company’s unvested options as of June 30, 2014 and changes during the six months ended June 30, 2014 is presented below:

	2014
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2014	1,400,000	$0.34
Granted	1,398,499	$0.77
Vested	(610,000)	$0.38
Cancelled	-	$-

Unvested at June 30, 2014	2,188,499	$0.60

As of June 30, 2014 and December 31, 2013, there was $1,118,918 and $281,957 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.0 years and 1.7 years, respectively.

12.	Warrants

As of June 30, 2014, warrants to purchase 13,984,204 shares were outstanding, having exercise prices ranging from $0.41 to $1.50 and expiration dates ranging from October 23, 2014 to January 21, 2019.

	2014		2013
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	24,968,868	$0.86	21,656,142	$0.89
Issued during the period	4,761,905	$1.28	-	$-
Exercised during the period	(12,058,871)	$0.52	(56,650)	$0.47
Expired during the period	(3,687,698)	$1.71	-	$-

Balance, June 30	13,984,204	$1.06	21,599,492	$0.89

At June 30, 2014 and December 31, 2013, the average remaining contractual life of the outstanding warrants was 3.5 and 3.2 years, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
The warrants issued to investors in the June 2009, October 2009, June 2010, March 2011 and December 2012 offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange).  If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013, October 2013 and January 2014 offerings contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration.  In addition, the warrants issued in the June 2009, October 2009, June 2010, March 2011, December 2012, July 2013, October 2013, and January 2014 offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Because the Company is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is unlikely and therefore estimates the probability of entering into a fundamental transaction to be 5%.  For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

The significant unobservable inputs used in the fair value measurement of the warrants include management’s estimate of the probability that a fundamental transaction may occur in the future.  Significant increases (decreases) in the probability of occurrence would result in a significantly higher (lower) fair value measurement.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2014	December 31, 2013
June 5, 2009 financing:
Series III warrants	$-	$11
Warrants to placement agent	-	1
October 23, 2009 financing:
Warrants to institutional investors	32,112	19,689
June 30, 2010 financing
Warrants to institutional investors	-	10
March 31, 2011 financing:
Warrants to institutional investors	1,059,450	311,360
December 4, 2012 financing:
Warrants to institutional investors	139,968	2,124,444
Warrants to placement agent	23,605	222,286
July 26, 2013 financing:
Warrants to institutional investors	1,214,938	1,148,390
Warrants to placement agent	60,294	83,808
October 16, 2013 financing:
Warrants to institutional investors	1,444,796	1,051,454
Warrants to placement agent	194,673	72,605
January 21, 2014 financing:
Warrants to institutional investors	2,413,567	-
Total:	$6,583,403	$5,034,058

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	June 30, 2014	December 31, 2013
June 5, 2009 financing:
Series III warrants	-	1,555,555
Warrants to placement agent	-	132,143
October 23, 2009 financing:
Warrants to institutional investors	778,333	1,228,333
June 30, 2010 financing
Warrants to institutional investors	-	2,000,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	221,600	7,418,503
Warrants to placement agent	40,000	880,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	3,990,000
Warrants to placement agent	124,032	456,000
October 16, 2013 financing:
Warrants to institutional investors	2,317,309	3,567,309
Warrants to placement agent	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	-
Total:	13,984,204	24,968,868
The assumptions used in calculating the fair values of the warrants are as follows:

June 5, 2009 financing:	June 30, 2014	December 31, 2013
Trading market prices	$-	$0.51
Estimated future volatility	-	109%
Dividend	-	-
Estimated future risk-free rate	-	0.13%
Equivalent volatility	-	43-45%
Equivalent risk-free rate	-	0.05-0.06%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
October 23, 2009 financing:	June 30, 2014	December 31, 2013
Trading market prices	$0.87	$0.51
Estimated future volatility	109%	109%
Dividend	-	-
Estimated future risk-free rate	0.06%	0.13%
Equivalent volatility	43%	57%
Equivalent risk-free rate	0.03%	0.07%

June 30, 2010 financing:	June 30, 2014	December 31, 2013
Trading market prices	$-	$0.51
Estimated future volatility	-	109%
Dividend	-	-
Estimated future risk-free rate	-	0.13%
Equivalent volatility	-	49%
Equivalent risk-free rate	-	0.06%

March 31, 2011 financing:	June 30, 2014	December 31, 2013
Trading market prices	$0.87	$0.51
Estimated future volatility	109%	109%
Dividend	-	-
Estimated future risk-free rate	1.05%	1.58%
Equivalent volatility	89%	71%
Equivalent risk-free rate	0.20%	0.27%

December 4, 2012 financing:	June 30, 2014	December 31, 2013
Trading market prices	$0.87	$0.51
Estimated future volatility	109%	109%
Dividend	-	-
Estimated future risk-free rate	0.85-1.98%	1.58-2.72%
Equivalent volatility	89-90%	69-73%
Equivalent risk-free rate	0.16-0.38%	0.22-0.40%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
July 26, 2013 financing:	June 30, 2014	December 31, 2013
Trading market prices	$0.87	0.51
Dividend	-	-
Equivalent volatility	88-89%	69-77%
Equivalent risk-free rate	0.16-0.49%	0.22-0.62%

October 16, 2013 financing:	June 30, 2014	December 31, 2013
Trading market prices	$0.87	0.51
Dividend	-	-
Equivalent volatility	89%	69-76%
Equivalent risk-free rate	0.16-0.53%	0.20-0.52%

January 21, 2014 financing:	June 30, 2014	December 31, 2013
Trading market prices	$0.87	-
Dividend	-	-
Equivalent volatility	87%	-
Equivalent risk-free rate	0.57%	-

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Exercised and Expired Warrants	$		$		$		$144
June 5, 2009 financing:
Series III warrants		80,889		47		11	30,069
Warrants to placement agent		8,484		(53)		1	2,802
October 23, 2009 financing:		-
Warrants to institutional investors		284,047		(15,355)		(309,903)	26,040
June 30, 2010 financing
Warrants to institutional investors		61,000		200		10	9,000
March 31, 2011 financing:
Warrants to institutional investors		725,883		(116,666)		(748,090)	(20,000)
December 4, 2012 financing:
Warrants to institutional investors		55,683		(1,004,301)		(4,170,019)	(837,321)
Warrants to placement agent		9,359		(70,528)		(523,891)	(48,488)
July 26, 2013 financing:
Warrants to institutional investors		501,262		-		(1,699,355)	-
Warrants to placement agent		28,959		-		(264,579)	-
October 16, 2013 financing:
Warrants to institutional investors		604,836		-		(1,435,140)	-
Warrants to placement agent		95,196		-		(122,066)	-
January 21, 2014 financing:
Warrants to institutional investors		1,209,767		-		1,277,862	-
Total:		$3,665,365		$(1,206,656)		$(7,995,159)	$(837,754)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
13.	Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June 30, 2014 and 2013 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2014 and December 31, 2013, the Company had unused net operating loss carry-forwards of approximately $74,749,000 and $69,036,000, which expire at various dates through 2034.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2014 and December 31, 2013, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30,	December 31,
	2014	2013

Net Operating Loss Carryforwards	$29,168,000	26,924,000
Stock Compensation Expense	2,084,900	2,028,200
Book tax differences on assets and liabilities	315,000	424,000
Valuation Allowance	(31,567,900)	(29,376,200)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2010 through 2014 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2014, the total estimated cost to be incurred under these agreements was approximately $28,200,000, and the Company had made payments totaling $21,608,667 since inception under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of June 30, 2014, the milestone has not occurred.

c)
On June 29, 2009, the Company signed a five-year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The lease agreement required annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended June 30, 2014 and 2013, including the amendment terms described below, was $37,579 and $40,199, respectively, and rent paid during the six months ended June 30, 2014 and 2013 was $62,631 and $80,398, respectively.

On June 7, 2013, the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amendment term began on July 1, 2013 with a base rent of $100,210 and requires annual base rent increases over the remaining term of the lease.

Future rental payments over the next five years are as follows:

For the remaining six months ending December 31:	2014	$77,043
For the year ending December 31:	2015	156,000
	2016	159,881
	2017	163,871
	2018	167,970
	2019	85,024

	Total	$809,789

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor.  On August 2, 2010, and July 1, 2011 the letter of credit was amended and reduced to $50,000 and $37,500, respectively.  The Company has restricted cash equivalents of the same amount for the letter of credit.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

d)
On September 21, 2009, the Company closed on the Purchase Agreement with Teva, and contemporaneous with the execution and delivery of this agreement, the parties executed the RELO Agreement, pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On December 27, 2012, the Company received $926,000 from Teva in accordance with a second amendment to the RELO Agreement, entered into on November 27, 2012. The Company did not issue equity for this transaction.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result the RELO Agreement was terminated.  The remaining proceeds of $40,656, which is included in restricted cash equivalents at June 30, 2014 will be used to pay for unbilled expenses.

e)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $24,584 and $20,531 for the three months ended June 30, 2014 and 2013, respectively, and $45,284 and $38,247 for the six months ended June 30, 2014 and 2013, respectively.

f)
On June 24, 2013 and May 30, 2012, the Company signed a one-year renewal to use laboratory space commencing on July 1, 2013 and 2012, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and six months ended June 30, 2014 and 2013 was $13,662 and $27,324, respectively.

g)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of June 30, 2014, no development milestones have occurred.

h)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”).  The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones.  As of June 30, 2014, no development milestones have occurred.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
15.	Fair Value Measurements

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

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$78,156	$40,656	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$178,156	$140,656	$37,500	$-

Liabilities:
Warrant Liabilities	$6,583,403	-	-	$6,583,403

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$196,130	$158,630	$37,500	$-
Marketable Securities	100,000	100,000	-	-
Total Assets:	$296,130	$258,630	$37,500	$-

Liabilities:
Warrant Liabilities	$5,034,058	-	-	$5,034,058

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of June 30, 2014 and December 31, 2013, the Company’s restricted cash equivalents are comprised of the following:

a)	Money market funds valued at the net asset value of shares held by the Company and classified within Level 1 of the fair value hierarchy;

b)	Certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 14 and classified within Level 2 of the fair value hierarchy.

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

The following table sets forth a reconciliation of changes in the six months ended June 30, 2014 and 2013 in the fair value of the liabilities classified as level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2014	$5,034,058
Additions	3,691,429
Unrealized losses, net	7,995,159
Unrealized gains on expiration	-
Transfers out of level 3	(10,137,243)
Balance at June 30, 2014	$6,583,403

Warrant Liabilities
Balance at January 1, 2013	$2,842,065
Additions	-
Unrealized losses, net	837,754
Unrealized gains on expiration	-
Transfers out of level 3	(16,820)
Balance at June 30, 2013	$3,662,999

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.  There were no significant transfers in and out of Levels 1 and 2 for the three and six months ended June 30, 2014 and 2013.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	our lack of profitability and the need for additional capital to operate our business;

•	our drug candidates being in early stages of development, including pre-clinical development;

•	our ability to obtain the necessary U.S. and worldwide regulatory approvals for our drug candidates;

•	successful and timely completion of clinical trials for our drug candidates;

•	demand for and market acceptance of our drug candidates;

•	our ability to identify partners and collaborators for the development of certain of our drug candidates and, if identified, to enter into mutually agreeable relationships with those partners and collaborators;

•	the availability of qualified third-party researchers and manufacturers for our drug development programs;

•	our ability to develop and obtain protection of our intellectual property; and

•	other risks and uncertainties, including those detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

We are a clinical biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer patients that target specific proteins that are over expressed in cancer cells and not present in normal healthy tissues.  This approach differs from existing chemotherapeutic agents that inhibit the growth of both cancer cells and normal healthy tissues at similar doses. Our pipeline features one oncology candidate in Phase II clinical trials, two oncology candidates in Phase I clinical trials, two drug candidates not currently being actively developed and several other drug candidates in pre-clinical development. Our strategy is to continue building a significant product pipeline of innovative drug candidates that we will commercialize alone or with partners.  We intend to initially develop drug candidates for cancers that are orphan indications and then expand into more highly prevalent cancers.

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

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity.  ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification (“ASC”) Topic 275, “Risks and Uncertainties”, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.  We adopted ASU 2014-10 during the three months ended June 30, 2014, and removed the incremental reporting requirements for development stage entities from the financial statements for the three and six months ended June 30, 2014.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and June 30, 2013

Total Revenues

We had no revenues for the three and six months ended June 30, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $844,543, or 98.4%, to $1,702,489 for the three months ended June 30, 2014 from $857,946 for the three months ended June 30, 2013.  General and administrative expenses increased $1,047,247, or 48.7%, to $3,115,945 for the six months ended June 30, 2014 from $2,068,698 for the six months ended June 30, 2013.  The increase is primarily attributable to increases in several expense categories, including investor relations, financial advisory services relating to the Company’s financing activities, legal and professional fees related to corporate organizational matters, and proxy solicitation fees for our shareholder meeting.  During the three and six months ended June 30, 2014, we engaged additional firms to provide these investor relations and professional services, and some of these firms were compensated with compensatory stock in addition to cash payments.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $776,277, or 83.9%, to $1,701,407 for the three months ended June 30, 2014, from $925,130 for the three months ended June 30, 2013.  Research and development expenses increased $1,495,385, or 101.2%, to $2,972,981 for the six months ended June 30, 2014 from $1,477,596 for the six months ended June 30, 2013.  The increase in both the three and six months ended June 30, 2014 is primarily attributable to the clinical trials that were on-going during these periods.  During the six months ended June 30, 2014, one of our drug candidates, Archexin, entered a Phase IIa clinical trial to study its safety and efficacy in patients with metastatic renal cell carcinoma (“RCC”), and another drug candidate, RX-3117, entered a Phase Ib clinical trial to study its safety and efficacy in patients with solid tumors.

Patent Fees

Our patent fees decreased $25,806, or 21.3%, to $95,410 for the three months ended June 30, 2014, from $121,216 for the three months ended June 30, 2013.  Our patent fees decreased $90,277, or 35.0%, to $167,430 for the six months ended June 30, 2014, from $257,707 for the six months ended June 30, 2013.  The decrease is primarily attributable to a partial reduction of our patent fees related to our central nervous system patents, as well as translation fees associated with regionalizing patents in foreign jurisdictions during the three and six months ended June 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense essentially remained flat for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, increasing $395 and $123, or 4.3%, and 0.7%, respectively.

Interest Income

Interest income increased $26,602, or 232.7% to $38,035 for the three months ended June 30, 2014 from $11,433 for the three months ended June 30, 2013.  Interest income increased $48,875, or 227.8% to $70,326 for the six months ended June 30, 2014 from $21,451 for the six months ended June 30, 2013.  The increase is due to an increase in interest rates and higher cash balances on our cash and cash equivalents for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

Unrealized Gain/ (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended June 30, 2014 and 2013, we recorded an unrealized gain (loss) on the fair value of our warrants of $3,665,365 and $(1,206,656), respectively.  During the six months ended June 30, 2014 and 2013, we recorded an unrealized loss on the fair value of our warrants of $7,995,159 and $837,754, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external market factors.  The large unrealized gain for the three months ended June 30, 2014 primarily resulted from a decreased stock price of the underlying common stock at June 30, 2014, compared to March 31, 2014, while the large unrealized loss for the six months ended June 30, 2014 primarily resulted from an increased stock price of the underlying common stock at June 30, 2014 compared to December 31, 2013.

Financing Expense

We incurred $206,172 of financing expenses during the six months ended June 30, 2014, related to our registered direct offering in January 2014.  We did not incur financing expenses during the six months ended June 30, 2013.

Net Income (Loss)

As a result of the above, net income (loss) for the three and six months ended June 30, 2014 was $194,464, and ($14,406,035) or $0.00 and ($0.08) per share, respectively, compared to ($3,108,750) and ($4,638,855) or ($0.03) and ($0.04) per share, for the three and six months ended June 30, 2013.

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

Archexin®

Archexin is a potential best-in-class, potent inhibitor of the protein kinase phosphorylated Akt-1, which is over expressed in cancer cells and which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  Archexin has received “orphan drug” designation from the FDA, for RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.  That designation provides tax incentives for clinical research and a waiver of user fees.  In addition, a drug that is approved for its orphan-designated use receives seven years of exclusivity after approval, during which the FDA generally cannot approve another product with the same active moiety for the same indication.

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

We initiated a Phase IIa clinical proof-of-concept clinical trial of Archexin in January 2014 to study its safety and efficacy in patients with metastatic RCC. In the trial, Archexin will be administered in combination with everolimus (Afinitor®), and will be conducted in two stages.  The first stage will be dose ranging, with up to three dose groups with three RCC patients each, to determine its maximal tolerated dose (“MTD”) in combination with everolimus.  Once the MTD has been determined, thirty RCC patients eachwill be randomized to either Archexin in combination with everolimus or everolimus alone, in a ratio of 2:1.  Rexahn plans to complete the initial safety component of this study in the fourth quarter of 2014 or early 2015.   We own one issued U.S. patent for Archexin.

RX-3117

 RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers including colon, lung, and pancreatic cancer.  RX-3117 has also been shown to be effective in inhibiting the growth of gemcitabine-resistant human cancers and in improving overall survival in pre-clinical animal models.  We completed an exploratory Phase I clinical study of RX-3117 in 2012 that demonstrated the oral bioavailability of RX-3117 in humans with no adverse effects reported in the study.   In January 2014, we initiated a Phase Ib clinical trial to study the safety, tolerability, dose-limiting toxicities and MTD of RX-3117 in patients with solid tumors.  Secondary endpoints will include characterizing the pharmacokinetic profile of RX-3117 and evaluating the preliminary anti-tumor effects of RX-3117.  Rexahn has completed testing of three dose groups (30, 60 and 100mg) and is in the middle of recruiting the fourth dose group (150mg). Based on the progress of the RX-3117 clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, Rexahn is continuing its discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential upside value of the program.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule that inhibits the phosphorylation of p68 RNA helicase, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation or tumor growth of cancer cells.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells.  In pre-clinical tissue culture models and in-vivo xenograft models, Supinoxin has demonstrated single-agent tumor growth inhibition synergism with cytotoxic agents and activity against drug resistant cancer cells.  In particular, in in-vivo xenograft models of human RCC and pancreatic cancer, treatment with Supinoxin on days 1 to 20 in mouse models produced a survival benefit beyond 65 days.  In July 2012, we submitted an investigational new drug (“IND”) application to the FDA for Supinoxin. We initiated a Phase I clinical trial in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors.  Four doses (25mg, 50mg, 100mg, and 150mg) have been tested and the MTD of Supinoxin has not yet been achieved. Testing in the fifth dose group (225mg) is ongoing.

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

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $5,527,773 for the six months ended June 30, 2014.  The operating cash flows during the six months ended June 30, 2014 reflect our net loss of $14,406,035, which includes an unrealized loss on fair value of warrants of $7,995,159 and a net increase of cash components of working capital and other non-cash charges totaling $888,103.  Cash used in operating activities was $4,055,248 for the six months ended June 30, 2013.

Cash provided by investing activities was $103,760 for the six months ended June 30, 2014, which consisted of a decrease in restricted cash of $117,974 offset by $14,214 for the purchase of equipment.  Cash provided by investing activities for the six months ended June 30, 2013 was $521,313.

Cash provided by financing activities was $24,840,470 for the six months ended June 30, 2014, which consisted of net proceeds of $18,634,247 from our registered direct public offering in January 2014, $258,955 from the exercise of stock options and $5,947,268 from the exercise of stock warrants.  Cash provided by financing activities was $26,739 for the six months ended June 30, 2013.

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

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our annual report on Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of June 30, 2014, the total contract value of our agreements with vendors for research and development services was approximately $28,200,000, and we had made payments totaling $21,608,667 under the terms of the agreements.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. The Company believes that its cash, cash equivalents, and marketable securities will be sufficient to cover its cash flow requirements for its current activities for at least the next 24 months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: August 13, 2014		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: August 13, 2014		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated June 30, 2014

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