Form 10-Q
period 2014-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2014-11-12
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  178,253,318 shares of common stock outstanding as of November 12, 2014.

REXAHN PHARMACEUTICALS, INC.

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$14,971,660	$18,688,031
Marketable securities (note 3)	20,613,885	100,000
Prepaid expenses and other current assets (note 4)	757,503	507,165
Total Current Assets	36,343,048	19,295,196
Restricted Cash Equivalents (note 14)	37,500	196,130
Equipment, Net (note 5)	72,908	65,172
Total Assets	$36,453,456	$19,556,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 6)	$1,725,508	$933,758

Deferred Research and Development Arrangements (note 7)	618,750	833,630

Other Liabilities (note 8)	129,710	129,564

Warrant Liabilities (note 12)	5,382,009	5,034,058

Total Liabilities	7,855,977	6,931,010
Commitments and Contingencies (note 14)
Stockholders’ Equity (note 10):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 178,366,533 and 146,732,000 issued and 178,253,318 and 146,717,795 outstanding	17,837	14,673
Additional paid-in capital	117,872,283	85,449,932
Accumulated other comprehensive loss	(42,041)	-
Accumulated deficit	(89,122,190)	(72,810,707)
Treasury stock, 113,215 and 14,205 shares, at cost	(128,410)	(28,410)

Total Stockholders’ Equity	28,597,479	12,625,488

Total Liabilities and Stockholders’ Equity	$36,453,456	$19,556,498

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Research	$-	$-	$-	$-

Expenses:
General and administrative	1,211,842	932,762	4,327,787	3,001,460
Research and development	1,824,740	781,281	4,797,721	2,258,877
Patent fees	101,380	100,199	268,810	357,906
Depreciation and amortization	3,744	9,645	22,418	28,196

Total Expenses	3,141,706	1,823,887	9,416,736	5,646,439

Loss from Operations	(3,141,706)	(1,823,887)	(9,416,736)	(5,646,439)

Other Income (Expense)
Interest income	34,864	13,293	105,190	34,744
Unrealized gain/(loss) on fair value of warrants	1,201,394	(217,751)	(6,793,765)	(1,055,505)
Financing expense	-	(112,559)	(206,172)	(112,559)
Total Other Income (Expense)	1,236,258	(317,017)	(6,894,747)	(1,133,320)

Net Loss Before Provision for Income Taxes	(1,905,448)	(2,140,904)	(16,311,483)	(6,779,759)
Provision for income taxes	-	-	-	-
Net Loss	$(1,905,448)	$(2,140,904)	$(16,311,483)	$(6,779,759)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.09)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	178,219,622	130,466,114	175,383,673	123,188,044

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net Loss	$(1,905,448)	$(2,140,904)	$(16,311,483)	$(6,779,759)

Unrealized loss on available-for-sale securities	(42,041)	-	(42,041)	-

Comprehensive Loss	$(1,947,489)	$(2,140,904)	$(16,353,524)	$(6,779,759)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(16,311,483)	$(6,779,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	409,000	200,800
Depreciation and amortization	22,418	28,196
Stock-based compensation	424,059	494,037
Amortization of deferred research and development arrangements	(214,880)	(460,571)
Unrealized loss on fair value of warrants	6,793,765	1,055,505
Financing expense	206,172	112,559
Amortization of deferred lease incentive	(9,332)	(13,111)
Deferred lease expenses	9,478	7,622
Changes in assets and liabilities:
Prepaid expenses and other current assets	(250,338)	(279,649)
Accounts payable and accrued expenses	791,750	(101,595)
Net Cash Used in Operating Activities	(8,129,391)	(5,735,966)
Cash Flows from Investing Activities:
Restricted cash equivalents	158,630	582,622
Purchase of equipment	(30,154)	(46,459)
Purchase of marketable securities	(20,555,926)	-
Net Cash (Used In) Provided by Investing Activities	(20,427,450)	536,163
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	18,634,247	5,173,155
Proceeds from exercise of stock options	258,955	90,000
Proceeds from exercise of stock warrants	5,947,268	1,321,105
Net Cash Provided by Financing Activities	24,840,470	6,584,260
Net (Decrease) Increase in Cash and Cash Equivalents	(3,716,371)	1,384,457
Cash and Cash Equivalents – beginning of period	18,688,031	13,486,543
Cash and Cash Equivalents - end of period	$14,971,660	$14,871,000

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$3,691,429	$1,406,411
Warrant liability extinguishment from exercise of warrants	$10,137,243	$1,111,795
Shares withheld for net stock option exercise	$100,000	$-
Leasehold improvement incentive	$-	$54,660

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company,” or “Rexahn Pharmaceuticals”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $89,122,190 at September 30, 2014 and anticipates incurring losses through fiscal year 2014 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash and cash equivalents, and proceeds from reimbursed research and development costs.    The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 24 months.  Management has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2014 and December 31, 2013 and of the results of operations and comprehensive loss for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 and 2013 have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2014. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-10 “Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, comprehensive income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity.  ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification (“ASC”) Topic 275, “Risks and Uncertainties”, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities.  ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.  The Company adopted ASU 2014-10 during the nine months ended September 30, 2014, and removed the incremental reporting requirements for development stage entities from the financial statements for the three and nine months ended September 30, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US Generally Accepted Accounting Principles.  The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein.  The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and future operating results.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

3.	Marketable Securities

Marketable securities are considered available-for-sale in accordance with ASC 320, “Debt and Equity Securities,” and are classified as current assets on the balance sheet as the investments are readily marketable and available for use in the Company’s current operations.

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$15,505,000	$-	$(31,415)	$15,473,585
Commercial Paper	2,994,916	1,194	-	2,996,110
Corporate Bonds	2,056,010	-	(11,820)	2,044,190
State and Municipal Obligations	100,000	-	-	100,000
Total Marketable Securities	$20,655,926	$1,194	$(43,235)	$20,613,885

	December 31, 2013
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and Municipal Obligations	$100,000	$-	$-	$100,000

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of September 30, 2014, the Company had certificates of deposit with a fair value of $15,473,585 and unrealized losses of $31,415, and corporate bonds with a fair value of $2,044,190 and an unrealized loss of $11,820, both of which have been unrealized losses for less than 12 months.  The Company does not have the intent to sell its marketable securities in an unrealized loss position, and it is more likely than not that the Company will not be required to sell any of these investments before recovery of the entire amortized cost basis.  The Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

The amortized cost and fair value of marketable securities at September 30, 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

Maturity	Cost Basis	Fair Value
Less than 1 year	$14,899,916	$14,886,580
1 to 5 years	5,656,010	5,627,305
10 years or more	100,000	100,000
Total Marketable Securities	$20,655,926	$20,613,885

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	September 30, 2014	December 31, 2013

Deposits on contracts	$225,705	$37,760
Prepaid expenses and other assets	531,798	469,405

	$757,503	$507,165

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	September 30, 2014	December 31, 2013

Furniture and fixtures	$64,689	$59,133
Office equipment	57,182	41,752
Lab and computer equipment	425,195	425,195
Leasehold improvements	129,009	119,841

Total equipment	676,075	645,921
Less: Accumulated depreciation and amortization	(603,167)	(580,749)

Net carrying amount	$72,908	$65,172

Depreciation and amortization expense was $3,744 and $9,645 for the three months ended September 30, 2014 and 2013, respectively, and $22,418 and $28,196 for the nine months ended September 30, 2014 and 2013, respectively.

6.	Accounts Payable and Accrued Expenses

	September 30, 2014	December 31, 2013

Trade payables	$257,766	$251,687
Accrued expenses	49,126	25,367
Accrued research and development contract costs	1,175,447	215,211
Payroll liabilities	243,169	441,493

	$1,725,508	$933,758

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

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $18,750 and $56,250 for the three and nine months ended September 30, 2014 and 2013, respectively.  The remaining $618,750 and $675,000 to be amortized at September 30, 2014 and December 31, 2013, respectively, are reflected as deferred research and development arrangements on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2015.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

On September 21, 2009, the Company closed on a securities purchase agreement (the “Purchase Agreement”) with Teva Pharmaceutical Industries Limited (“Teva”), and contemporaneous with the execution and delivery of the Purchase Agreement, the parties executed a research and exclusive license option agreement (the “RELO Agreement”) pursuant to which the Company agreed to use proceeds from the issuance and sale of shares to Teva to fund a research and development program for the pre-clinical development of RX-3117.  On November 27, 2012, the Company and Teva entered into a second amendment to the RELO Agreement, pursuant to which Teva provided the Company with an additional $926,000 of research funding for the development of RX-3117, which was recorded as restricted cash on the Company’s balance sheet.  The contribution from the second amendment was recorded in deferred research and development arrangements on the balance sheet.  Costs incurred for the development of RX-3117 were paid from restricted cash, reduced the deferred research and development arrangement and therefore were not an expense in the Company’s statement of operations.  On August 28, 2013, the Company announced that Teva had decided not to exercise its option to license RX-3117, and as a result the RELO Agreement was terminated, and any proceeds remaining from the restricted cash at that time would be used to pay for unbilled expenses.  As of December 31, 2013, the Company had proceeds remaining of $158,630, which was included in restricted cash and  deferred research and development arrangements on the balance sheet.  During the nine months ended September 30, 2014, $158,630 was reduced from the deferred research and development arrangement to pay for costs incurred for the development of RX-3117, and therefore, as of September 30, 2014, the Company did not have proceeds remaining in restricted cash or a deferred research and development liability related to Teva.

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

The following table sets forth the cumulative deferred lease incentive:

	September 30, 2014	December 31, 2013

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(95,554)	(86,222)

Balance	$59,106	$68,438

Deferred Office Lease Expense

The lease agreement, as amended and disclosed above, requires an initial annual base rent with annual increases over the next six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $70,604 and $61,126 as of September 30, 2014 and December 31, 2013, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of September 30, 2014 and December 31, 2013, there were stock options and warrants to acquire, in the aggregate, 25,255,010 and 34,325,663 shares of our common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred from January 1, 2014 to September 30, 2014:

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

d)
On August 1, 2014, the Company issued 100,000 shares of stock to a vendor in exchange for investor relations services.  The market value of the stock issued was $0.73, and the total market value of the issuance was $73,000.

e)	During the nine months ended September 30, 2014, option holders exercised stock options to purchase shares of the Company’s common stock for cash of $258,955, and the Company issued 323,693 shares.

f)	During the nine months ended September 30, 2014, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $5,947,268, and the Company issued 11,738,220 shares.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of September 30, 2014, the Company had 11,270,806 options outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of September 30, 2014, there were 2,848,499 options outstanding under the 2013 Plan, and 14,151,501 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of September 30, 2014, there were 8,422,307 outstanding options under the 2003 Plan.

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

Accounting for Employee Awards

The Company’s results of operations for the three months ended September 30, 2014 and 2013 include stock-based employee compensation expense totaling $162,659 and $65,502 respectively.  The Company’s results of operations for the nine months ended September 30, 2014 and 2013 include stock-based compensation expense totaling $402,974 and $485,984.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock-based compensation expenses related to non-employee options were $532 and $2,213 for the three months ended September 30, 2014 and 2013, respectively.  Stock compensation expenses related to non-employee options were $21,085 and $8,053 for the nine months ended September 30, 2014 and 2013, respectively.  Such amounts have been included in the statement of operations in general and administrative and research and development expenses.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Compensation Expense Recognized
Total stock-based compensation recognized by the Company in the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of operations line item:
General and administrative	$128,945	$53,459	$307,461	$448,266
Research and development	34,246	14,256	116,598	45,771

Total	$163,191	$67,715	$424,059	$494,037

Summary of Stock Option Transactions

There were 2,398,499 stock options granted at exercise prices ranging from $0.83 to $1.35 with an aggregate fair value of $1,671,644 during the nine months ended September 30, 2014.  There were 2,425,000 stock options granted at exercise prices ranging from $0.31 to $0.61 with an aggregate fair value of $674,396 during the nine months ended September 30, 2013.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2014	2013
Black-Scholes weighted average assumptions
Expected dividend yield	0%	0%
Expected volatility	92-96%	94-96%
Risk free interest rate	1.49-1.75%	0.75-1.39%
Expected term (in years)	5 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	9,356,795	$0.92	7,741,795	$1.03
Granted	2,398,499	0.97	2,425,000	0.39
Exercised	(448,693)	0.80	(375,000)	0.24
Expired	(35,795)	0.24	(225,000)	0.34
Cancelled	-	-	(85,000)	0.80

Outstanding at September 30	11,270,806	$0.93	9,481,795	$0.92

The following table summarizes information about stock options outstanding as of September 30, 2014 and December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	11,270,806	$0.93	5.4 years	$1,195,693

Exercisable at September 30, 2014	8,167,307	$0.97	3.9 years	$889,993

Outstanding at December 31, 2013	9,356,795	$0.92	4.8 years	$350,865

Exercisable at December 31, 2013	7,956,795	$0.99	4.0 years	$199,795

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The total intrinsic value of the options exercised was $115,528 for the nine months September 30, 2014.  There were no options exercised during the three months ended September 30, 2014.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $91,300.  The weighted average fair value of the options vested was $0.41 and $0.36 for the nine months ended September 30, 2014 and 2013, respectively.

A summary of the Company’s unvested options as of September 30, 2014 and changes during the nine months ended September 30, 2014 is presented below:

	2014
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2014	1,400,000	$0.34
Granted	2,398,499	$0.70
Vested	(695,000)	$0.41
Cancelled	-	$-

Unvested at September 30, 2014	3,103,499	$0.60

As of September 30, 2014 and December 31, 2013, there was $1,547,681 and $281,957 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.5 years and 1.7 years, respectively.

12.	Warrants

As of September 30, 2014, warrants to purchase 13,984,204 shares were outstanding, having exercise prices ranging from $0.41 to $1.50 and expiration dates ranging from October 23, 2014 to January 21, 2019.

	2014		2013
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	24,968,868	$0.86	21,656,142	$0.89
Issued during the period	4,761,905	$1.28	4,446,000	$0.59
Exercised during the period	(12,058,871)	$0.52	(2,798,950)	$0.47
Expired during the period	(3,687,698)	$1.71	(426,778)	$1.67

Balance, September 30	13,984,204	$1.06	22,876,414	$0.87

At September 30, 2014 and December 31, 2013, the average remaining contractual life of the outstanding warrants was 3.3 and 3.2 years, respectively.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2014	December 31, 2013
June 5, 2009 financing:
Series III warrants	$-	$11
Warrants to placement agent	-	1
October 23, 2009 financing:
Warrants to institutional investors	11,169	19,689
June 30, 2010 financing
Warrants to institutional investors	-	10
March 31, 2011 financing:
Warrants to institutional investors	734,147	311,360
December 4, 2012 financing:
Warrants to institutional investors	122,573	2,124,444
Warrants to placement agent	20,474	222,286
July 26, 2013 financing:
Warrants to institutional investors	1,052,856	1,148,390
Warrants to placement agent	50,056	83,808
October 16, 2013 financing:
Warrants to institutional investors	1,252,183	1,051,454
Warrants to placement agent	160,718	72,605
January 21, 2014 financing:
Warrants to institutional investors	1,977,833	-
Total:	$5,382,009	$5,034,058

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet or transaction dates:

	Number of Shares indexed as of:
Warrant Issuance	September 30, 2014	December 31, 2013
June 5, 2009 financing:
Series III warrants	-	1,555,555
Warrants to placement agent	-	132,143
October 23, 2009 financing:
Warrants to institutional investors	778,333	1,228,333
June 30, 2010 financing
Warrants to institutional investors	-	2,000,000
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	221,600	7,418,503
Warrants to placement agent	40,000	880,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	3,990,000
Warrants to placement agent	124,032	456,000
October 16, 2013 financing:
Warrants to institutional investors	2,317,309	3,567,309
Warrants to placement agent	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	-
Total:	13,984,204	24,968,868

The assumptions used in calculating the fair values of the warrants are as follows:

June 5, 2009 financing:	September 30, 2014	December 31, 2013
Trading market prices	$-	$0.51
Estimated future volatility	-	109%
Dividend	-	-
Estimated future risk-free rate	-	0.13%
Equivalent volatility	-	43-45%
Equivalent risk-free rate	-	0.05-0.06%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

October 23, 2009 financing:	September 30, 2014	December 31, 2013
Trading market prices	$0.81	$0.51
Estimated future volatility	109%	109%
Dividend	-	-
Estimated future risk-free rate	0.02%	0.13%
Equivalent volatility	84%	57%
Equivalent risk-free rate	0.01%	0.07%

June 30, 2010 financing:	September 30, 2014	December 31, 2013
Trading market prices	$-	$0.51
Estimated future volatility	-	109%
Dividend	-	-
Estimated future risk-free rate	-	0.13%
Equivalent volatility	-	49%
Equivalent risk-free rate	-	0.06%

March 31, 2011 financing:	September 30, 2014	December 31, 2013
Trading market prices	$0.81	$0.51
Estimated future volatility	109%	109%
Dividend	-	-
Estimated future risk-free rate	1.03%	1.58%
Equivalent volatility	81%	71%
Equivalent risk-free rate	0.18%	0.27%

December 4, 2012 financing:	September 30, 2014	December 31, 2013
Trading market prices	$0.81	$0.51
Estimated future volatility	109%	109%
Dividend	-	-
Estimated future risk-free rate	0.83-2.13%	1.58-2.72%
Equivalent volatility	84-85%	69-73%
Equivalent risk-free rate	0.14-0.40%	0.22-0.40%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

July 26, 2013 financing:	September 30, 2014	December 31, 2013
Trading market prices	$0.81	0.51
Dividend	-	-
Equivalent volatility	83-84%	69-77%
Equivalent risk-free rate	0.14-0.53%	0.22-0.62%

October 16, 2013 financing:	September 30, 2014	December 31, 2013
Trading market prices	$0.81	0.51
Dividend	-	-
Equivalent volatility	83-84%	69-76%
Equivalent risk-free rate	0.14-0.57%	0.20-0.52%

January 21, 2014 financing:	September 30, 2014	December 31, 2013
Trading market prices	$0.81	-
Dividend	-	-
Equivalent volatility	81%	-
Equivalent risk-free rate	0.62%	-

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Exercised and Expired Warrants	$-	$-	$-	$144
June 5, 2009 financing:
Series III warrants	-	(5,336)	11	24,733
Warrants to placement agent	-	(410)	1	2,392
October 23, 2009 financing:	-
Warrants to institutional investors	20,943	2,580	(288,960)	28,620
June 30, 2010 financing
Warrants to institutional investors	-	(4,600)	10	4,400
March 31, 2011 financing:
Warrants to institutional investors	325,303	(33,334)	(422,787)	(53,334)
December 4, 2012 financing:
Warrants to institutional investors	17,395	(464,181)	(4,152,624)	(1,301,502)
Warrants to placement agent	3,131	(11,880)	(520,760)	(60,368)
July 26, 2013 financing:
Warrants to institutional investors	162,082	272,916	(1,537,273)	272,916
Warrants to placement agent	10,238	26,494	(254,341)	26,494
October 16, 2013 financing:
Warrants to institutional investors	192,613	-	(1,242,527)	-
Warrants to placement agent	33,955	-	(88,111)	-
January 21, 2014 financing:
Warrants to institutional investors	435,734	-	1,713,596	-
Total:	$1,201,394	$(217,751)	$(6,793,765)	$(1,055,505)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2014 and 2013 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2014 and December 31, 2013, the Company had unused net operating loss carry-forwards of approximately $78,046,000 and $69,036,000, which expire at various dates through 2034.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2014 and December 31, 2013, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	September 30, 2014	December 31, 2013

Net Operating Loss Carryforwards	$30,438,000	26,924,000
Stock Compensation Expense	2,149,000	2,028,200
Book tax differences on assets and liabilities	302,000	424,000
Valuation Allowance	(32,889,000)	(29,376,200)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2011 through 2014 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2014, the total estimated cost to be incurred under these agreements was approximately $30,000,000, and the Company had made approximate payments of $22,720,000 since inception under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of September 30, 2014, the milestone has not occurred.

c)
On June 29, 2009, the Company signed a five-year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The lease agreement required annual base rent with increases over the next five years.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months September 30, 2014 and 2013, including the amendments’ terms described below, was $42,367 and $18,789, respectively, and rent paid during the nine months ended September 30, 2014 and 2013 was $104,999 and $99,187, respectively.

On June 7, 2013, the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amendment term began on July 1, 2013 with a base rent of $100,210 and requires annual base rent increases over the remaining term of the lease.

On July 26, 2014 the Company entered into the second amendment to the lease agreement.  According to the terms of this amendment, the Company leased an additional 1,637 square feet of office space, beginning on September 1, 2014 and ending on August 31, 2015.

Future rental payments over the next five years are as follows:

For the remaining three months ending December 31:	2014	$50,058
For the year ending December 31:	2015	186,764
	2016	159,881
	2017	163,871
	2018	167,970
	2019	85,024

	Total	$813,568

In connection with the lease agreement, the Company issued a letter of credit of $100,000 in favor of the lessor. On August 2, 2010, and July 1, 2011 the letter of credit was amended and reduced to $50,000 and $37,500, respectively. The Company has restricted cash equivalents of the same amount for the letter of credit.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $24,574  and $21,837 for the three months ended September 30, 2014 and 2013, respectively, and $69,858 and $60,084 for the nine months ended September 30, 2014 and 2013, respectively.

e)
On August 26, 2014 and June 24, 2013, the Company signed a one-year renewal to use laboratory space commencing on July 1, 2014 and 2013, respectively.  The lease requires monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and nine months ended September 30, 2014 and 2013 was $13,662 and $40,986, respectively.

f)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of September 30, 2014, no development milestones have occurred.

g)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”).  The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones.  As of September 30, 2014, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at September 30, 2014 and December 31, 2013.

	Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	37,500	-	37,500	-
Certificates of Deposit	15,473,585	-	15,473,585	-
Commercial Paper	2,996,110	-	2,996,110	-
Corporate Bonds	2,044,190	-	2,044,190	-
State and municipal obligations	100,000	100,000	-	-
Total Assets:	$20,651,385	$100,000	$20,551,385	$-

Liabilities:
Warrant Liabilities	$5,382,009	-	-	$5,382,009

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash Equivalents	$196,130	$158,630	$37,500	$-
State and municipal obligations	100,000	100,000	-	-
Total Assets:	$296,130	$258,630	$37,500	$-

Liabilities:
Warrant Liabilities	$5,034,058	-	-	$5,034,058

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

As of September 30, 2014, the Company’s restricted cash equivalents are comprised of a certificate of deposit valued based upon the underlying terms of a letter of credit, as disclosed in Note 14 and classified within Level 2 of the fair value hierarchy.  As of December 31, 2013, the Company’s restricted cash equivalents also included money market funds valued at net asset value of shares held by the Company and classified within level 1 of the fair value hierarchy.

The fair value of the Company’s Level 2 marketable securities is determined by using quoted prices from independent pricing services that use market data for comparable securities in active or inactive markets.  A variety of data inputs, including benchmark yields, interest rates, known historical trades and broker dealer quotes are using with pricing models to determine the quoted prices.

The fair value methodology for the warrant liabilities is disclosed in Note 12.

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses, and other current assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the nine months ended September 30, 2014 and 2013 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2014	$5,034,058
Additions	3,691,429
Unrealized losses, net	6,793,765
Unrealized gains on expiration	-
Transfers out of level 3	(10,137,243)
Balance at September 30, 2014	$5,382,009

Warrant Liabilities
Balance at January 1, 2013	$2,842,065
Additions	1,406,441
Unrealized losses, net	1,055,505
Unrealized gains on expiration	-
Transfers out of level 3	(1,111,795)
Balance at September 30, 2013	$4,192,216

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, comprehensive income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity.  ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification (“ASC”) Topic 275, “Risks and Uncertainties”, is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.  We adopted ASU 2014-10 during the nine months ended September 30, 2014, and removed the incremental reporting requirements for development stage entities from the financial statements for the three and nine months ended September 30, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US Generally Accepted Accounting Principles.  The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein.  We are currently evaluating the impact that the adoption of this guidance will have on our financial statements and future operating results.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and September 30, 2013

Total Revenues

We had no revenues for the three and nine months ended September 30, 2014 or 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $279,080, or 29.9%, to $1,211,842 for the three months ended September 30, 2014 from $932,762 for the three months ended September 30, 2013.  General and administrative expenses increased $1,326,327, or 44.2%, to $4,327,787 for the nine months ended September 30, 2014 from $3,001,460 for the nine months ended September 30, 2013.   The year over year increases for both the three and nine month periods ended September 30, 2014 is primarily attributable to an increase in professional fees and personnel expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $1,043,459, or 133.6%, to $1,824,740 for the three months ended September 30, 2014, from $781,281 for the three months ended September 30, 2013.  Research and development expenses increased $2,538,844, or 112.4%, to $4,797,721 for the nine months ended September 30, 2014 from $2,258,877 for the nine months ended September 30, 2013.  The increase in both the three and nine months ended September 30, 2014 is primarily attributable to the advancement of our drug candidates.  During the nine months ended September 30, 2014, one of our drug candidates, Archexin, entered a Phase IIa clinical trial to study its safety and efficacy in patients with metastatic renal cell carcinoma (“RCC”), and another drug candidate, RX-3117, entered a Phase Ib clinical trial to study its safety and efficacy in patients with solid tumors.

Patent Fees

Patent fees remained essentially flat, increasing $1,181, or $1.2% to $101,380 for the three months ended September 30, 2014, from $100,199 for the three months ended September 30, 2013.   Patent fees decreased $89,906, or 24.9%, to $268,810 for the nine months September 30, 2014, from $357,906 for the nine months ended September 30, 2013.  The decrease is primarily attributable to a partial reduction of our patent fees related to our central nervous system patents.

Depreciation and Amortization

Depreciation and amortization expense decreased $5,901, or 61.2% to $3,744 for the three months ended September 30, 2014, from $9,645 for the three months ended September 30, 2013. Depreciation and amortization expense decreased $5,778, or 20.5% to $22,418 for the nine months ended September 30, 2014, from $28,196 for the nine months ended September 30, 2013. The decrease is attributable to assets that became fully depreciated during the nine months ended September 30, 2014.

Interest Income

Interest income increased $21,571, or 162.3% to $34,864 for the three months ended September 30, 2014 from $13,293 for the three months ended September 30, 2013.  Interest income increased $70,446, or 202.8% to $105,190 for the nine months ended September 30, 2014 from $34,744 for the nine months ended September 30, 2013.  The increase for both the three and nine months ended September 30, 2014 is primarily attributable to higher cash and cash equivalents and marketable securities balances due to our registered direct offering in January, 2014 and the exercise of stock warrants in 2014.

Unrealized Gain/ (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended September 30, 2014 and 2013, we recorded an unrealized gain (loss) on the fair value of our warrants of $1,201,394 and $(217,751), respectively.  During the nine months ended September 30, 2014 and 2013, we recorded unrealized losses on the fair value of our warrants of ($6,793,765) and ($1,055,505), respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external market factors.  The large unrealized gain for the three months ended September 30, 2014 primarily resulted from a decreased stock price of the underlying common stock at September 30, 2014, compared to June 30, 2014, while the large unrealized loss for the nine months ended September 30, 2014 primarily resulted from an increased stock price of the underlying common stock at September 30, 2014 compared to December 31, 2013.

Financing Expense

We incurred $206,172 and $112,559 of financing expenses during the nine months ended September 30, 2014, and 2013, respectively, related to our registered direct offerings in January 2014, and July 2013, respectively.  There were no financing expenses incurred during the three months ended September 30, 2014.

Net Loss

As a result of the above, net loss for the three and nine months ended September 30, 2014 was $1,905,448, and $16,311,483 or $0.01 and $0.09 per share, respectively, compared to $2,140,904 and $6,779,759 or $0.02 and $0.06 per share, for the three and nine months ended September 30, 2013.

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

We initiated a Phase IIa clinical proof-of-concept clinical trial of Archexin in January 2014 to study its safety and efficacy in patients with metastatic RCC. In the trial, Archexin will be administered in combination with everolimus (Afinitor®), and will be conducted in two stages.  The first stage will be dose ranging, with up to three dose groups with three RCC patients each, to determine its maximal tolerated dose (“MTD”) in combination with everolimus.  Once the MTD has been determined, thirty RCC patients will be randomized to either Archexin in combination with everolimus or everolimus alone, in a ratio of 2:1.  Rexahn plans to complete the initial safety component of this study in early 2015.

RX-3117

 RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers including colon, lung, and pancreatic cancer.  RX-3117 has received orphan drug designation for the treatment of patients with pancreatic cancer.  RX-3117 has also been shown to be effective in inhibiting the growth of gemcitabine-resistant human cancers and in improving overall survival in pre-clinical animal models.  We completed an exploratory Phase I clinical study of RX-3117 in 2012 that demonstrated the oral bioavailability of RX-3117 in humans with no adverse effects reported in the study.

In January 2014, we initiated a Phase Ib clinical trial to study the safety, tolerability, dose-limiting toxicities and MTD of RX-3117 in patients with solid tumors.  Secondary endpoints will include characterizing the pharmacokinetic profile of RX-3117 and evaluating the preliminary anti-tumor effects of RX-3117.  Patient enrollment has been completed in five dose groups (30mg, 60mg, 100mg, 150mg and 200mg) and patients are now enrolling for the sixth dose group (500mg). The MTD of RX-3117 has not yet been achieved. We expect to complete patient enrollment late in the first quarter of 2015.  Based on the progress of the RX-3117 clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, Rexahn is continuing its discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential upside value of the program.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule that inhibits the phosphorylation of p68 RNA helicase, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation or tumor growth of cancer cells.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells.  In pre-clinical tissue culture models and in-vivo xenograft models, Supinoxin has demonstrated single-agent tumor growth inhibition synergism with cytotoxic agents and activity against drug resistant cancer cells.  In particular, in in-vivo xenograft models of human RCC and pancreatic cancer, treatment with Supinoxin on days 1 to 20 in mouse models produced a survival benefit beyond 65 days.  In July 2012, we submitted an investigational new drug application, or IND, to the FDA for Supinoxin. We initiated a Phase I clinical trial in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors.  Patients in five dose groups (25mg, 50mg, 100mg, 150mg, and 225mg) have been enrolled and the MTD of Supinoxin has not yet been reached.  We are currently enrolling patients for the sixth dose group (300 mg).  Depending on the number of dose groups needed to determine the MTD, we expect to complete this trial in the first quarter of 2015.  Based on the progress of the Supinoxin clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, Rexahn is continuing its discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential upside value of the program.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $8,129,391 for the nine months ended September 30, 2014.  The operating cash flows during the nine months ended September 30, 2014 reflect our net loss of $16,311,483, which includes an unrealized loss on fair value of warrants of $6,793,765 and a net increase of cash components of working capital and other non-cash charges totaling $1,388,327.  Cash used in operating activities was $5,735,966 for the nine months ended September 30, 2013, which reflects our net loss of $6,779,759 and a net increase of cash components of working capital and non-cash charges totaling $1,043,793.

Cash used in investing activities was $20,427,450 for the nine months ended September 30, 2014, which consisted of $20,555,926 and $30,154 for the purchases of marketable securities and equipment, respectively, offset by a decrease in restricted cash equivalents of $158,630.  Cash provided by investing activities for the nine months ended September 30, 2013 was $536,163, which consisted of a decrease of restricted cash equivalents of $582,622, offset by $46,459 for the purchase of equipment.

Cash provided by financing activities was $24,840,470 for the nine months ended September 30, 2014, which consisted of net proceeds of $18,634,247 from our registered direct public offering in January 2014, $258,955 from the exercise of stock options and $5,947,268 from the exercise of stock warrants.  Cash provided by financing activities was $6,584,260 for the nine months ended September 30, 2013, which consisted of net proceeds of $5,173,155 from our registered direct public offering in July 2013, $90,000 from the exercise of stock options, and $1,321,105 from the exercise of stock warrants.

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

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our annual report on Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of September 30, 2014, the total contract value of our agreements with vendors for research and development services was approximately $30,000,000, and we had made payments totaling approximately $22,720,000 under the terms of the agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a consulting agreement, we issued 100,000 shares of common stock on August 1, 2014, to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 6.	Exhibits.

Exhibit No	Description

10.1	Second Amendment to Lease Agreement, dated July 26, 2014 by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: November 12, 2014		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: November 12, 2014		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS
Quarterly Report on Form 10-Q
Dated September 30, 2014

Exhibit No	Description	Location

10.1	Second Amendment to Lease Agreement, dated July 26, 2014 by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith