Form 10-Q
period 2015-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2015-05-08
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 179,566,406 shares of common stock outstanding as of May 8, 2015.

REXAHN PHARMACEUTICALS, INC.

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$10,729,210	$9,826,245
Marketable securities (note 3)	18,655,821	22,872,051
Prepaid expenses and other current assets (note 4)	991,027	730,987
Total Current Assets	30,376,058	33,429,283
Security Deposit	25,681	25,681
Equipment, Net (note 5)	79,866	78,096
Total Assets	$30,481,605	$33,533,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (note 6)	$2,749,539	$2,459,263

Deferred Research and Development Arrangement (note 7)	581,250	600,000

Other Liabilities (note 8)	120,199	124,955

Warrant Liabilities (note 12)	3,652,936	3,768,351

Total Liabilities	7,103,924	6,952,569
Commitments and Contingencies (note 14)
Stockholders’ Equity (note 10):
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 179,323,461 and 178,366,533 issued and 179,210,246 and 178,253,318 outstanding	17,932	17,837
Additional paid-in capital	119,091,102	118,057,019
Accumulated other comprehensive income (loss)	1,076	(33,647)
Accumulated deficit	(95,604,019)	(91,332,308)
Treasury stock, 113,215 shares, at cost	(128,410)	(128,410)

Total Stockholders’ Equity	23,377,681	26,580,491

Total Liabilities and Stockholders’ Equity	$30,481,605	$33,533,060

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:	$-	$-

Expenses:
General and administrative	1,524,700	1,494,520
Research and development	2,893,008	1,271,574

Total Expenses	4,417,708	2,766,094

Loss from Operations	(4,417,708)	(2,766,094)

Other Income (Expense)
Interest income	30,582	32,291
Unrealized gain (loss) on fair value of warrants	115,415	(11,660,524)
Financing expense	-	(206,172)
Total Other Income (Expense)	145,997	(11,834,405)

Net Loss Before Provision for Income Taxes	(4,271,711)	(14,600,499)
Provision for income taxes	-	-
Net Loss	$(4,271,711)	$(14,600,499)

Net loss per share, basic and diluted	$(0.02)	$(0.09)

Weighted average number of shares outstanding, basic and diluted	179,097,897	170,112,570

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net Loss	$(4,271,711)	$(14,600,499)

Unrealized gain on available-for-sale securities	34,723	-

Comprehensive Loss	$(4,236,988)	$(14,600,499)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(4,271,711)	$(14,600,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	56,250	336,000
Depreciation and amortization	6,165	9,044
Amortization of premiums and discounts on marketable securities, net	6,778	-
Stock-based compensation	272,386	128,350
Amortization of deferred research and development arrangements	(18,750)	(51,350)
Unrealized (gain) loss on fair value of warrants	(115,415)	11,660,524
Financing expense	-	206,172
Amortization of deferred lease incentive	(3,111)	(3,111)
Deferred lease expenses	(1,645)	11,825
Changes in assets and liabilities:
Prepaid expenses and other assets	(260,040)	(218,304)
Accounts payable and accrued expenses	290,276	(55,258)
Net Cash Used in Operating Activities	(4,038,817)	(2,576,607)
Cash Flows from Investing Activities:
Restricted cash equivalents	-	32,600
Purchase of equipment	(7,935)	(3,771)
Purchase of marketable securities	(740,825)	-
Redemption of marketable securities	4,985,000	-
Net Cash Provided by Investing Activities	4,236,240	28,829
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	18,634,247
Proceeds from exercise of stock options	705,542	70,000
Proceeds from exercise of stock warrants	-	5,228,518
Net Cash Provided by Financing Activities	705,542	23,932,765
Net Increase in Cash and Cash Equivalents	902,965	21,384,987
Cash and Cash Equivalents – beginning of period	9,826,245	18,688,031
Cash and Cash Equivalents - end of period	$10,729,210	$40,073,018

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$-	$3,691,429
Warrant liability extinguishment from exercise of warrants	$-	$9,095,445

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $95,604,019 at March 31, 2015 and anticipates incurring losses through fiscal year 2015 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.    The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months.  Management believes it has the capability of managing the Company’s operations within existing cash and marketable securities available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and December 31, 2014 and of the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2015 and 2014 have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2015. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from these estimates.  These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the period in which they become available.

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation with no material effect on the financial statements.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein.  On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and future operating results.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments as to the entity’s ability to continue as a going concern and provides related disclosure guidance.  ASU 2014-15 will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

3.	Marketable Securities

Marketable securities are considered “available-for-sale” in accordance with FASB Accounting Standard Codification (“ASC”) 320, “Debt and Equity Securities,” and thus are reported at fair value in the Company’s accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Amounts reclassified out of accumulated other comprehensive income into realized gains and losses are accounted for on the basis of specific identification and are included in other income or expense in the statement of operations.  The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in current operations.

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$15,120,000	$3,956	(1,515)	$15,122,441
Commercial Paper	999,084	196	-	999,280
Corporate Bonds	2,535,661	-	(1,561)	2,534,100
Total Marketable Securities	$18,654,745	$4,152	$(3,076)	$18,655,821

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$18,865,000	$60	(26,789)	$18,838,271
Commercial Paper	1,998,001	62	(153)	1,997,910
Corporate Bonds	2,042,697	-	(6,827)	2,035,870
Total Marketable Securities	$22,905,698	$122	$(33,769)	$22,872,051

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of March 31, 2015, the Company had 18 certificates of deposit in a loss position with a fair value of $4,318,485 and unrealized losses of $1,515 and three corporate bonds in a loss position with a fair value of $2,534,100 and unrealized losses of $1,561, all of which have been unrealized losses for less than 12 months.  The Company does not have the intent to sell its marketable securities in an unrealized loss position.  Based upon the Company’s securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The amortized cost and fair value of marketable securities at March 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

Maturity	Cost Basis	Fair Value
Less than 1 year	$13,499,679	$13,499,823
1 to 5 years	5,155,066	5,155,998
Total Marketable Securities	$18,654,745	$18,655,821

4.	Prepaid Expenses and Other Current Assets

	March 31, 2015	December 31, 2014

Deposits on contracts	$448,665	$369,811
Prepaid expenses and other assets	542,362	361,176

	$991,027	$730,987

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	March 31, 2015	December 31, 2014

Furniture and fixtures	$74,204	$70,320
Office equipment	61,944	57,893
Lab and computer equipment	425,195	425,195
Leasehold improvements	133,762	133,762

Total equipment	695,105	687,170
Less: Accumulated depreciation and amortization	(615,239)	(609,074)

Net carrying amount	$79,866	$78,096

Depreciation and amortization expense was $6,165 and $9,044 for the three months ended March 31, 2015 and 2014, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

6.	Accounts Payable and Accrued Expenses

	March 31, 2015	December 31, 2014

Trade payables	$484,032	$706,781
Accrued expenses	294,689	56,884
Accrued research and development contract costs	1,788,884	1,078,532
Payroll liabilities	181,934	617,066

	$2,749,539	$2,459,263

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

The Company is using 20 years as its basis for recognition.  The amortization reduces research and development expenses for the periods presented. Research and development expenses were reduced by $18,750 for the three months ended March 31, 2015 and 2014.  The remaining $581,250 and $600,000 to be amortized at March 31, 2015 and December 31, 2014, respectively, are reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2016.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

8.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five-year office lease agreement, which is further discussed in Note 14.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

On June 7, 2013, the Company entered into the first amendment to the lease agreement, also discussed in Note 14. According to the terms of the amendment, the Company extended the lease term until June 30, 2019.  The lessor agreed to grant an additional leasehold improvement allowance of $54,660 to the Company to be used for further construction of the leased property, furniture and equipment.  The Company accounts for this benefit, including the unamortized portion from the original lease agreement, as a reduction of rental expense over the six-year amended term of the lease.

The following table sets forth the cumulative deferred lease incentive:

	March 31, 2015	December 31, 2014

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(101,776)	(98,665)

Balance	$52,884	$55,995

Deferred Office Lease Expense

The amended lease agreement provides for an initial annual base rent with annual increases over the next six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $67,315 and $68,960 as of March 31, 2015 and December 31, 2014, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of March 31, 2015 and December 31, 2014, there were stock options and warrants to acquire, in the aggregate, 25,719,186 and 24,606,677 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

On February 10, 2015, the Company issued 75,000 shares of stock to a vendor in exchange for financial advisory services.  The market value of the stock issued was $0.75, and the total market value of the issuance was $56,250.

On March 16, 2015, the Company entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40 million from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015.  The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. As of March 31, 2015, no shares have been sold under the Sales Agreement.

During the three months ended March 31, 2015, option holders exercised stock options to purchase shares of the Company’s common stock for cash of $705,542, and the Company issued 881,928 shares.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of March 31, 2015, the Company had 12,513,315 options outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of March 31, 2015, there were 6,404,815 options outstanding under the 2013 Plan, and 10,595,185 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of March 31, 2015, there were 6,108,500 outstanding options under the 2003 Plan.

For the majority of the grants to employees under both the 2003 Plan and 2013 Plan, the vesting period is either (i) 30%, 30% and 40% on the first, second and third anniversaries of the grant date, respectively, or (ii) 25% each on the first four anniversaries.  Options expire between five and ten years from the date of grant. For grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

Accounting for Employee Awards

The Company’s results of operations for the three months ended March 31, 2015 and 2014 include stock-based employee compensation expense totaling $269,110 and $109,442 respectively. Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Employee stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

Accounting for Non-Employee Awards

Stock-based compensation expenses related to non-employee options were $3,276 and $18,908 for the three months ended March 31, 2015 and 2014, respectively.  Such amounts have been included in the statement of operations in research and development expenses.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company in the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Statement of operations line item:
General and administrative	$190,039	$80,911
Research and development	82,347	47,439

Total	$272,386	$128,350

Summary of Stock Option Transactions

There were 3,426,316 stock options granted at exercise prices ranging from $0.71 to $0.89 with an aggregate fair value of $1,698,737 during the three months ended March 31, 2015.  There were 975,999 stock options granted at exercise prices ranging from $1.14 to $1.35 with an aggregate fair value of $794,670 during the three months ended March 31, 2014.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2015	2014
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	79-80%	92-97%
Risk free interest rate	1.3-1.6%	1.5-1.7%
Expected term (in years)	6 years	5 years

The following table summarizes the employee and non-employee share-based transactions:

	2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	11,400,806	$0.93	9,356,795	$0.92
Granted	3,426,316	0.72	975,999	1.14
Exercised	(881,928)	0.80	(87,500)	0.80
Expired	(1,431,879)	0.80	-	-
Cancelled	-	-	-	-

Outstanding at March 31	12,513,315	$0.90	10,245,294	$0.94

The following table summarizes information about stock options outstanding as of March 31, 2015 and December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2015	12,513,315	$0.90	7.2 years	$991,726

Exercisable at March 31, 2015	6,345,300	$1.02	5.1 years	$747,700

Outstanding at December 31, 2014	11,400,806	$0.93	5.2 years	$842,300

Exercisable at December 31, 2014	8,167,307	$0.97	3.6 years	$613,550

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The total intrinsic value of the options exercised was $98,051 and $48,125 for the three months ended March 31, 2015 and 2014, respectively.  The weighted average fair value of the options granted was $0.49 and $0.81 for the three months ended March 31, 2015 and 2014, respectively.

A summary of the Company’s unvested options as of March 31, 2015 and changes during the three months ended March 31, 2015 is presented below:

	2015
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2015	3,233,499	$0.60
Granted	3,426,316	$0.49
Vested	(491,800)	$0.60
Cancelled	-	$-

Unvested at March 31, 2015	6,168,015	$0.54

As of March 31, 2015 and December 31, 2014, there was $2,850,341 and $1,423,150 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 3.2 years and 2.2 years, respectively.

12.	Warrants

As of March 31, 2015, warrants to purchase 13,205,871 shares were outstanding, having exercise prices ranging from $0.41 to $1.50 and expiration dates ranging from July 5, 2016 to January 21, 2019.

	2015		2014
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	13,205,871	$1.07	24,968,868	$0.86
Issued during the period	-	$-	4,761,905	$1.28
Exercised during the period	-	$-	(10,808,871)	$0.52
Expired during the period	-	$-	-	$-

Balance, March 31	13,205,871	$1.07	18,921,902	$1.16

At March 31, 2015 and December 31, 2014, the average remaining contractual life of the outstanding warrants was 3.0 and 3.2 years, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The warrants issued to investors in the March 2011, December 2012 and previous offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange).  If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013, October 2013 and January 2014 offerings contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration.  In addition, the warrants issued in the July 2013, October 2013, January 2014 and previous offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	March 31, 2015	December 31, 2014
March 31, 2011 financing:
Warrants to institutional investors	217,200	319,277
December 4, 2012 financing:
Warrants to institutional investors	92,949	90,052
Warrants to placement agent	14,452	14,595
July 26, 2013 financing:
Warrants to institutional investors	813,100	788,314
Warrants to placement agent	26,249	30,594
October 16, 2013 financing:
Warrants to institutional investors	967,516	949,756
Warrants to placement agent	81,384	96,563
January 21, 2014 financing:
Warrants to institutional investors	1,440,086	1,479,200
Total:	$3,652,936	$3,768,351

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	March 31, 2015	December 31, 2014
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	221,600	221,600
Warrants to placement agent	40,000	40,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	2,000,000
Warrants to placement agent	124,032	124,032
October 16, 2013 financing:
Warrants to institutional investors	2,317,309	2,317,309
Warrants to placement agent	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	4,761,905
Total:	13,205,871	13,205,871

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The assumptions used in calculating the fair values of the warrants are as follows:

	March 31, 2015	December 31, 2014
Trading market prices	$0.73	$0.70
Estimated future volatility	107%	108%
Dividend	-	-
Estimated future risk-free rate	0.56-1.68%	0.74-1.90%
Equivalent volatility	51-76%	65-78%
Equivalent risk-free rate	0.16-0.50%	0.18-0.63%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Exercised and Expired Warrants	$-	$(744,301)
March 31, 2011 financing:
Warrants to institutional investors	102,077	(1,473,973)
December 4, 2012 financing:
Warrants to institutional investors	(2,897)	(4,225,702)
Warrants to placement agent	143	(533,250)
July 26, 2013 financing:
Warrants to institutional investors	(24,786)	(2,200,617)
Warrants to placement agent	4,345	(293,538)
October 16, 2013 financing:
Warrants to institutional investors	(17,760)	(2,039,976)
Warrants to placement agent	15,179	(217,262)
January 21, 2014 financing:
Warrants to institutional investors	39,114	68,095
Total:	$115,415	$(11,660,524)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2015 and 2014 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2015 and December 31, 2014, the Company had unused net operating loss carry-forwards of approximately $86,071,000 and $81,619,000, respectively, which expire at various dates through 2035.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2015 and December 31, 2014, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31, 2015	December 31, 2014

Net Operating Loss Carryforwards	$33,568,000	$31,831,000
Stock Compensation Expense	2,289,000	2,221,000
Book tax differences on assets and liabilities	291,000	416,000
Valuation Allowance	(36,148,000)	(34,468,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2011 through 2014 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)	The Company has contracted with various vendors for research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2015, the total estimated cost to complete these agreements was approximately $9,780,000. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)	On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement. The initial license fee was $100,000, all of which was paid as of December 31, 2009. The License Agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties. As of March 31, 2015, the milestone has not occurred.

c)	On June 29, 2009, the Company signed a five-year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended March 31, 2015 and 2014 was $50,058 and $25,053, respectively.

On June 7, 2013, the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amended base rent was $100,210 and is subject to annual base rent increases over the remaining term of the lease.

On July 26, 2014 the Company entered into the second amendment to the lease agreement.  According to the terms of this amendment, the Company leased an additional 1,637 square feet of office space, beginning on September 1, 2014 and ending on August 31, 2015.

Future rental payments over the next five years are as follows:

For the remaining nine months ending December 31:	2015	$136,706
For the year ending December 31:	2016	159,881
	2017	163,871
	2018	167,970
	2019	85,024

	Total	$713,452

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

d)	On August 26, 2014 and June 24, 2013, the Company signed one-year renewals to use laboratory space commencing on July 1, 2014 and 2013, respectively. The lease requires monthly rental payments of $4,554. Rent paid under the Company’s lease during the three months ended March 31, 2015 and 2014 was $13,662.

e)	The Company has established a 401(k) plan for its employees. The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $29,359 and $20,700 for the three months ended March 31, 2015 and 2014, respectively.

f)	In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems. RX-21101 is the Company’s first drug candidate utilizing this platform. The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones. As of March 31, 2015, no development milestones have occurred.

g)	In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle. The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones. As of March 31, 2015, no development milestones have occurred.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

15.	Fair Value Measurements

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

The three levels are described below:

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;

Level 2 Inputs —	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs —	Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at March 31, 2015 and December 31, 2014.

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$15,122,441	-	$15,122,441	-
Commercial Paper	999,280	-	999,280	-
Corporate Bonds	2,534,100	-	2,534,100	-
Total Assets:	$18,655,821	$-	$18,655,821	$-

Liabilities:
Warrant Liabilities	$3,652,936	-	-	$3,652,936

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$18,838,271	$-	$18,838,271	$-
Commercial Paper	1,997,910	-	1,997,910	-
Corporate Bonds	2,035,870	-	2,035,870	-
Total Assets:	$22,872,051	$-	$22,872,051	$-

Liabilities:
Warrant Liabilities	$3,768,351	-	-	$3,768,351

The fair value of the Company’s Level 2 marketable securities is determined by using quoted prices from independent pricing services that use market data for comparable securities in active or inactive markets.  A variety of data inputs, including benchmark yields, interest rates, known historical trades and broker dealer quotes are using with pricing models to determine the quoted prices.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The fair value methodology for the warrant liabilities is disclosed in Note 12.

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses and other current assets, and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the three months ended March 31, 2015 and 2014 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2015	$3,768,351
Additions	-
Unrealized gains, net	(115,415)
Unrealized gains on expiration	-
Transfers out of level 3	-
Balance at March 31, 2015	$3,652,936

Warrant Liabilities
Balance at January 1, 2014	$5,034,058
Additions	3,691,429
Unrealized losses, net	11,660,524
Unrealized gains on expiration	-
Transfers out of level 3	(9,095,445)
Balance at March 31, 2014	$11,290,566

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	our understandings and beliefs regarding the role of certain biological mechanisms and processes in cancer;

•	our drug candidates being in early stages of development, including in pre-clinical development;

•	our ability to initially develop drug candidates for orphan indications to reduce the time-to-market and take advantage of certain incentives provided by the U.S. Food and Drug Administration;

•	our ability to transition from our initial focus on developing drug candidates for orphan indications to candidates for more highly prevalent indications;

•	our ability to successfully and timely complete clinical trials for our drug candidates in clinical development;

•	uncertainties related to the timing, results and analyses related to our drug candidates in pre-clinical development;

•	our ability to obtain the necessary U.S. and international regulatory approvals for our drug candidates;

•	our reliance on third-party contract research organizations and other investigators and collaborators for certain research and development services;

•	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials;

•	our ability to form strategic alliances and partnerships with pharmaceutical companies and other partners for sales and marketing of certain of our product candidates;

•	demand for and market acceptance of our drug candidates;

•	the scope and validity of our intellectual property protection for our drug candidates and our ability to develop our candidates without infringing the intellectual property rights of others;

•	our lack of profitability and the need for additional capital to operate our business; and

•	other risks and uncertainties, including those set forth herein and in our Annual Report on Form 10-K under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

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

Recently Issued Accounting Standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein.  On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  We are currently evaluating the impact that the adoption of this guidance will have on our financial statements and future operating results.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments as to the entity’s ability to continue as a going concern and provides related disclosure guidance.  ASU 2014-15 will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Total Revenues

We had no revenues for the three months ended March 31, 2015 or 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased $30,180, or 2.0%, to $1,524,700 for the three months ended March 31, 2015 from $1,494,520 for the three months ended March 31, 2014.   The year over year increase is primarily attributable to an increase in personnel expenses offset by a decrease in professional fees.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $1,621,434, or 127.5%, to $2,893,008 for the three months ended March 31 2015, from $1,271,574 for the three months ended March 31, 2014.  The increase is attributable to the advancement of our drug candidates.  During the three months ended March 31, 2015, we incurred additional clinical trial and drug manufacturing costs as we have advanced our clinical trials for Archexin, RX-3117 and Supinoxin.  The increase is also partially attributable to an increase in personnel expenses.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014

Clinical Candidates:
Archexin	$502,400	$434,000
RX-3117	1,169,700	283,400
Supinoxin	386,600	75,300

Pre-clinical Compounds:	78,300	25,000

Personnel and Overhead:	756,008	453,874

Total	$2,893,008	$1,271,574

Interest Income

Interest income remained essentially flat, decreasing $1,709, or 5.3% to $30,582 for the three months ended March 31, 2015 from $32,291 for the three months ended March 31, 2014.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended March 31, 2015 and 2014, we recorded unrealized gains (losses) on the fair value of our warrants of $115,415 and $(11,660,524), respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external market factors. The large unrealized loss for the three months ended March 31, 2014 primarily resulted from an increased stock price of the underlying common stock at March 31, 2014 and on the dates during the three months ended March 31, 2014 when warrant holders exercised their warrants.

Financing Expense

We incurred $206,172 of financing expenses during the three months ended March 31, 2014 related to our registered direct offering in January 2014.  We did not incur financing expenses for the three months ended March 31, 2015.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2015 and 2014 was $4,271,711 and $14,600,499 or $0.02 and $0.09 per share, respectively.

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

We initiated a Phase IIa clinical proof-of-concept clinical trial of Archexin in January 2014 to study its safety and efficacy in patients with metastatic RCC. In the trial, Archexin will be administered in combination with everolimus (Afinitor®), and will be conducted in two stages.  The first stage will be dose ranging, with up to three dose groups with three RCC patients each, to determine its maximal tolerated dose (“MTD”) in combination with everolimus.  Once the MTD has been determined, thirty RCC patients will be randomized to either Archexin in combination with everolimus or everolimus alone, in a ratio of 2:1.  We plan to complete the initial safety component of this study in the second half of 2015.  Expenses related to Archexin increased for the quarter ended March 31, 2015 compared to the same period in 2014 due to patient enrollment activities.

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

In January 2014, we initiated a Phase Ib clinical trial to study the safety, tolerability, dose-limiting toxicities and MTD of RX-3117 in patients with solid tumors.  Secondary endpoints will include characterizing the pharmacokinetic profile of RX-3117 and evaluating the preliminary anti-tumor effects of RX-3117.  Patient enrollment has been completed in eight dose groups (30mg, 60mg, 100mg, 150mg, 200mg, 500mg, 1,000mg and 1,500mg). The MTD of RX-3117 has not yet been achieved. We expect to complete patient enrollment in the first half of 2015.  RX-3117 continues to preliminarily demonstrate safety and tolerability, requiring higher dose levels than expected to be tested to achieve the MTD.  To date, no dose-limiting toxicities have been associated with RX-3117 treatment.  Based on the progress of the RX-3117 clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, we are continuing discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential upside value of the program.  Expenses related to RX-3117 increased for the quarter ended March 31, 2015 as compared to the same period in 2014 primarily due to additional drug manufacturing costs to support continuing enrollment in the clinical trial.

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

In July 2012, we submitted an investigational new drug application (“IND”), to the FDA for Supinoxin. We initiated a Phase I clinical trial in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors.  Patients in seven dose groups (25mg, 50mg, 100mg, 150mg, 225mg, 300mg and 425mg) have been enrolled and the MTD of Supinoxin has not yet been reached.  Depending on the number of dose groups needed to determine the MTD, we expect to complete this trial in the first half of 2015.  Supinoxin continues to preliminarily demonstrate safety and tolerability, requiring higher dose levels than expected to achieve the MTD.  Based on the progress of the Supinoxin clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, we are continuing our discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential upside value of the program. Expenses related to Supinoxin increased for the quarter ended March 31, 2015 compared to the same period in 2014 primarily due to continuing enrollment and drug manufacturing costs for the clinical trial.

Pre-clinical Pipeline

Archexin-Nano and RX-21101 are in a pre-clinical stage of development.  Expenses related to our pre-clinical candidates increased for the three months ended March 31, 2015 compared to the same period in 2014 as more pre-clinical studies were ongoing.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $4,038,817 for the three months ended March 31, 2015.  The operating cash flows during the three months ended March 31, 2015 reflect a net loss of $4,271,711, and a net increase of cash components of working capital and other non-cash charges totaling $232,894.  Cash used in operating activities was $2,576,607 for the three months ended March 31, 2014, which reflects a net loss of $14,600,499, including an unrealized loss on fair value of warrants of $11,660,524 and a net increase of cash components of working capital and other non-cash charges totaling $363,368.

Cash provided by investing activities was $4,236,240 for the three months ended March 31, 2015, which consisted $4,985,000 from the redemption of marketable securities, offset by $740,825 and $7,935 for the purchases of marketable securities and equipment, respectively.  Cash provided by investing activities for the three months ended March 31, 2014 was $28,829, which consisted of a decrease in restricted cash equivalents of $32,600, offset by $3,771 for the purchase of equipment.

Cash provided by financing activities was $705,542 for the three months ended March 31, 2015 which consisted of proceeds from the exercise of stock options. Cash provided by financing activities was $23,932,765 for the three months ended March 31, 2014, which consisted of net proceeds of $18,634,247 from our registered direct public offering in January 2014, $70,000 from the exercise of stock options and $5,228,518 from the exercise of warrants.

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

At Market Issuance Sales Agreement

On March 16, 2015, we entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $40 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions.  Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015. We will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. We are not obligated to make any sales under the Sales Agreement and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our annual report on Form 10-K for the year ended December 31, 2014.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of March 31, 2015, the total estimated cost to complete our contracts with vendors for research and development services had increased to approximately $9,780,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts. We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates. There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all. If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. We believe that our cash, cash equivalents, and marketable securities will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  These factors include the following:

•	the progress of our product development activities;

•	the number and scope of our product development programs;

•	the progress of our pre-clinical and clinical trial activities;

•	the progress of the development efforts of parties with whom we have entered into collaboration agreements;

•	our ability to maintain current collaboration programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Our exposures to market risk have not changed materially since December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a consulting agreement, we issued 75,000 shares of common stock on February 10, 2015, to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemptions from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 6.	Exhibits.

Exhibit No	Description

*10.1	Employment Agreement dated as of February 2, 2015, by and between Rexahn Pharmaceuticals, Inc. and Ely Benaim, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Comprehensive Loss; (iv) Condensed Statement of Cash Flows; and (v) Notes to the Financial Statements.

*Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: May 8, 2015		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: May 8, 2015		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)