Form 10-Q
period 2015-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2015-08-07
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 180,699,818 shares of common stock outstanding as of August 7, 2015.

REXAHN PHARMACEUTICALS, INC.

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$9,970,646	$9,826,245
Marketable securities	16,013,371	22,872,051
Prepaid expenses and other current assets	1,277,234	730,987
Total Current Assets	27,261,251	33,429,283
Security Deposits	30,785	25,681
Equipment, Net	77,841	78,096
Total Assets	$27,369,877	$33,533,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,168,808	$2,459,263

Deferred Research and Development Arrangement	562,500	600,000

Other Liabilities	115,444	124,955

Warrant Liabilities	2,094,176	3,768,351

Total Liabilities	5,940,928	6,952,569
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding
Common stock, par value $0.0001, 500,000,000 authorized shares, 180,738,033 and 178,366,533 issued and 180,624,818 and 178,253,318 outstanding	18,074	17,837
Additional paid-in capital	120,371,716	118,057,019
Accumulated other comprehensive income (loss)	5,748	(33,647)
Accumulated deficit	(98,838,179)	(91,332,308)
Treasury stock, 113,215 shares, at cost	(128,410)	(128,410)

Total Stockholders’ Equity	21,428,949	26,580,491

Total Liabilities and Stockholders’ Equity	$27,369,877	$33,533,060

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,584,852	1,807,529	3,109,552	3,302,049
Research and development	3,235,088	1,701,407	6,128,096	2,972,981

Total Expenses	4,819,940	3,508,936	9,237,648	6,275,030

Loss from Operations	(4,819,940)	(3,508,936)	(9,237,648)	(6,275,030)

Other Income (Expense)
Interest income	27,020	38,035	57,602	70,326
Unrealized gain (loss) on fair value of warrants	1,558,760	3,665,365	1,674,175	(7,995,159)
Financing expense	-	-	-	(206,172)
Total Other Income (Expense)	1,585,780	3,703,400	1,731,777	(8,131,005)

Net (Loss) Income Before Provision for Income Taxes	(3,234,160)	194,464	(7,505,871)	(14,406,035)
Provision for income taxes	-	-	-	-
Net (Loss) Income	$(3,234,160)	$194,464	$(7,505,871)	$(14,406,035)

Net (loss) income per share, basic and diluted	$(0.02)	$0.00	$(0.04)	$(0.08)

Weighted average number of shares outstanding, basic and diluted	179,849,433	177,729,738	179,475,741	173,942,196

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net (Loss) Income	$(3,234,160)	$194,464	$(7,505,871)	$(14,406,035)

Unrealized gain on available-for-sale securities	4,672	-	39,395	-

Comprehensive (Loss) Income	$(3,229,488)	$194,464	$(7,466,476)	$(14,406,035)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(7,505,871)	$(14,406,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	56,250	336,000
Depreciation and amortization	12,643	18,674
Amortization of premiums and discounts on marketable securities, net	13,900	-
Stock-based compensation	544,352	260,868
Amortization of deferred research and development arrangements	(37,500)	(155,474)
Unrealized (gain) loss on fair value of warrants	(1,674,175)	7,995,159
Financing expense	-	206,172
Amortization of deferred lease incentive	(6,221)	(6,221)
Deferred lease expenses	(3,290)	11,123
Changes in assets and liabilities:
Prepaid expenses and other assets	(551,351)	(394,132)
Accounts payable and accrued expenses	709,545	606,093
Net Cash Used in Operating Activities	(8,441,718)	(5,527,773)
Cash Flows from Investing Activities:
Restricted cash equivalents	-	117,974
Purchase of equipment	(12,388)	(14,214)
Purchase of marketable securities	(740,825)	-
Redemption of marketable securities	7,625,000	-
Net Cash Provided by Investing Activities	6,871,787	103,760
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	1,005,715	18,634,247
Proceeds from exercise of stock options	708,617	258,955
Proceeds from exercise of stock warrants	-	5,947,268
Net Cash Provided by Financing Activities	1,714,332	24,840,470
Net Increase in Cash and Cash Equivalents	144,401	19,416,457
Cash and Cash Equivalents – beginning of period	9,826,245	18,688,031
Cash and Cash Equivalents - end of period	$9,970,646	$38,104,488

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$-	$3,691,429
Warrant liability extinguishment from exercise of warrants	$-	$10,137,243
Shares withheld for net stock option exercise	$-	$100,000

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer and other medical needs.  The Company had an accumulated deficit of $98,838,179 at June 30, 2015 and anticipates incurring losses through fiscal year 2015 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months.  Management believes it has the capability of managing the Company’s operations within existing cash and marketable securities available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2015 and December 31, 2014 and of the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015, and cash flows for the six months ended June 30, 2015 and 2014 have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2015. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein.  On July 9, 2015, the FASB approved the deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and future operating results.

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

Marketable securities are considered “available-for-sale” in accordance with FASB Accounting Standard Codification (“ASC”) 320, “Debt and Equity Securities,” and thus are reported at fair value in the Company’s accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Amounts reclassified out of accumulated other comprehensive income (loss) into realized gains and losses are accounted for on the basis of specific identification and are included in other income or expense in the statement of operations.  The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in current operations.

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$12,480,000	$7,219	$(43)	$12,487,176
Commercial Paper	999,842	88	-	999,930
Corporate Bonds	2,527,781	69	(1,585)	2,526,265
Total Marketable Securities	$16,007,623	$7,376	$(1,628)	$16,013,371

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$18,865,000	$60	$(26,789)	$18,838,271
Commercial Paper	1,998,001	62	(153)	1,997,910
Corporate Bonds	2,042,697	-	(6,827)	2,035,870
Total Marketable Securities	$22,905,698	$122	$(33,769)	$22,872,051

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of June 30, 2015, the Company had three certificates of deposit in a loss position with a fair value of $719,957 and unrealized losses of $43 and two corporate bonds in a loss position with a fair value of $2,025,850 and unrealized losses of $1,585, all of which have been unrealized losses for less than 12 months.  The Company does not have the intent to sell its marketable securities in an unrealized loss position.  Based upon the Company’s securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The amortized cost and fair value of marketable securities at June 30, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the Company may redeem certain securities at par.

Maturity	Cost Basis	Fair Value
Less than 1 year	$12,360,154	$12,363,311
1 to 5 years	3,647,469	3,650,060
Total Marketable Securities	$16,007,623	$16,013,371

4.	Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2015	2014

Deposits on contracts	$450,337	$369,811
Prepaid expenses and other current assets	826,897	361,176

	$1,277,234	$730,987

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other current assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	June 30,	December 31,
	2015	2014

Furniture and fixtures	$74,204	$70,320
Office equipment	64,397	57,893
Lab and computer equipment	427,195	425,195
Leasehold improvements	133,762	133,762

Total equipment	699,558	687,170
Less: Accumulated depreciation and amortization	(621,717)	(609,074)

Net carrying amount	$77,841	$78,096

Depreciation and amortization expense was $6,479 and $9,630 for the three months ended June 30, 2015 and 2014, respectively, and $12,643 and $18,674 for the six months ended June 30, 2015 and 2014, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

6.	Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2015	2014

Trade payables	$733,207	$706,781
Accrued expenses	119,639	56,884
Accrued research and development contract costs	2,098,427	1,078,532
Payroll liabilities	217,535	617,066

	$3,168,808	$2,459,263

7.	Deferred Research and Development Arrangement

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

The Company is using 20 years as its basis for recognition.  The amortization reduces research and development expenses for the periods presented. Research and development expenses were reduced by $18,750 and $37,500 for the three and six months ended June 30, 2015 and 2014, respectively.  The remaining $562,500 and $600,000 to be amortized at June 30, 2015 and December 31, 2014, respectively, are reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2016.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

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

The following table sets forth the cumulative deferred lease incentive:

	June 30,	December 31,
	2015	2014

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(104,886)	(98,665)

Balance	$49,774	$55,995

Deferred Office Lease Expense

The amended lease agreement provides for an initial annual base rent with annual increases over the next six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $65,670 and $68,960 as of June 30, 2015 and December 31, 2014, respectively.

9.	Net (Loss) Income per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period.  Diluted (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of June 30, 2015 and December 31, 2014, there were stock options and warrants to acquire, in the aggregate, 26,011,686 and 24,606,677 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted (loss) income per share for all periods presented is the same as basic (loss) income per share because the inclusion of common share equivalents would be anti-dilutive. The Company is not disclosing the number of weighted average diluted shares outstanding for the three months ended June 30, 2014 because the impact is immaterial.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

On February 10, 2015, the Company issued 75,000 shares of stock to a vendor in exchange for services.  The market value of the stock issued was $0.75, and the total market value of the issuance was $56,250.

On March 16, 2015, the Company entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40 million from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015.  The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. For the six months ended June 30, 2015, the Company sold 1,407,072 shares of common stock pursuant to the Sales Agreement for $1,042,573 in gross proceeds at a weighted average price of $0.7410 per share.  Net proceeds to the Company were $1,005,715 after deducting commissions and other transaction costs.

During the six months ended June 30, 2015, option holders exercised stock options to purchase shares of the Company’s common stock for cash of $708,617, and the Company issued 889,428 shares.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of June 30 2015, the Company had 12,805,815 options outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of June 30, 2015, there were 6,697,315 options outstanding under the 2013 Plan, and 10,295,185 shares were available for issuance from the 2013 Plan.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of June 30, 2015, there were 6,108,500 outstanding options under the 2003 Plan.

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

Accounting for Awards

The Company’s results of operations for the three months ended June 30, 2015 and 2014 include stock-based compensation expense totaling $271,966 and $132,518 respectively.  The Company’s results of operations for the six months ended June 30, 2015 and 2014 include stock based compensation expense totaling $544,352 and $260,868, respectively. Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statement of operations line item:
General and administrative	$175,666	$97,605	$365,705	$178,516
Research and development	96,300	34,913	178,647	82,352

Total	$271,966	$132,518	$544,352	$260,868

Summary of Stock Option Transactions

There were 3,726,316 stock options granted at exercise prices ranging from $0.68 to $0.89 with an aggregate fair value of $1,835,853 during the six months ended June 30, 2015.  There were 1,398,499 stock options granted at exercise prices ranging from $0.90 to $1.35 with an aggregate fair value of $1,073,810 during the six months ended June 30, 2014.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
	2015	2014
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	77-80%	92-97%
Risk free interest rate	1.3-1.7%	1.5-1.7%
Expected term (in years)	6 years	5 years

The following table summarizes share-based transactions:

	2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at
January 1	11,400,806	$0.93	9,356,795	$0.92
Granted	3,726,316	0.71	1,398,499	1.07
Exercised	(889,428)	0.80	(448,693)	0.80
Expired	(1,431,879)	0.80	-	-
Cancelled	-	-	-	-

Outstanding at June 30	12,805,815	$0.89	10,306,601	$0.94

The following table summarizes information about stock options outstanding as of June 30, 2015 and December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2015	12,805,815	$0.89	7.1 years	$597,200

Exercisable at June 30, 2015	6,811,550	$1.01	5.1 years	$505,700

Outstanding at December 31, 2014	11,400,806	$0.93	5.2 years	$842,300

Exercisable at December 31, 2014	8,167,307	$0.97	3.6 years	$613,550

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The total intrinsic value of the options exercised was $1,844 and $48,125 for the three months ended June 30, 2015 and 2014, respectively.  The total intrinsic value of the options exercised was $99,895 and $115,528 for the six months ended June 30, 2015 and 2014, respectively. The weighted average fair value of the options granted was $0.49 and $0.77 for the six months ended June 30, 2015 and 2014, respectively.

A summary of the Company’s unvested options as of June 30, 2015 and changes during the six months ended June 30, 2015 is presented below:

	2015
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2015	3,233,499	$0.60
Granted	3,726,316	$0.49
Vested	(965,550)	$0.59
Cancelled	-	$-

Unvested at June 30, 2015	5,994,265	$0.54

As of June 30, 2015 and December 31, 2014, there was $2,709,897 and $1,423,150 of total unrecognized compensation cost, respectively, related to all unvested stock options, which is expected to be recognized over a weighted average vesting period of 3.1 and 2.2 years, respectively.

12.	Warrants

As of June 30, 2015, warrants to purchase 13,205,871 shares were outstanding, having exercise prices ranging from $0.41 to $1.50 and expiration dates ranging from July 5, 2016 to January 21, 2019.

	2015		2014
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	13,205,871	$1.07	24,968,868	$0.86
Issued during the period	-	$-	4,761,905	$1.28
Exercised during the period	-	$-	(12,058,871)	$0.52
Expired during the period	-	$-	(3,687,698)	$1.71

Balance, June 30	13,205,871	$1.07	13,984,204	$1.06

At June 30, 2015 and December 31, 2014, the average remaining contractual life of the outstanding warrants was 2.7 and 3.2 years, respectively.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2015	December 31, 2014
March 31, 2011 financing:
Warrants to institutional investors	$14,237	$319,277
December 4, 2012 financing:
Warrants to institutional investors	60,381	90,052
Warrants to placement agent	9,018	14,595
July 26, 2013 financing:
Warrants to institutional investors	523,954	788,314
Warrants to placement agent	11,040	30,594
October 16, 2013 financing:
Warrants to institutional investors	643,818	949,756
Warrants to placement agent	32,466	96,563
January 21, 2014 financing:
Warrants to institutional investors	799,262	1,479,200
Total:	$2,094,176	$3,768,351

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	June 30, 2015	December 31, 2014
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	221,600	221,600
Warrants to placement agent	40,000	40,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	2,000,000
Warrants to placement agent	124,032	124,032
October 16, 2013 financing:
Warrants to institutional investors	2,317,309	2,317,309
Warrants to placement agent	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	4,761,905
Total:	13,205,871	13,205,871

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The assumptions used in calculating the fair values of the warrants are as follows:

	June 30, 2015	December 31, 2014
Trading market prices	$0.61	$0.70
Estimated future volatility	106%	108%
Dividend	-	-
Estimated future risk-free rate	0.46-1.32%	0.74-1.90%
Equivalent volatility	39-65%	65-78%
Equivalent risk-free rate	0.11-0.52%	0.18-0.63%

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Exercised and Expired Warrants	$-	$434,420	$-	$(309,881)
March 31, 2011 financing:
Warrants to institutional investors	202,963	725,883	305,040	(748,090)
December 4, 2012 financing:
Warrants to institutional investors	32,568	55,683	29,671	(4,170,019)
Warrants to placement agent	5,434	9,359	5,577	(523,891)
July 26, 2013 financing:
Warrants to institutional investors	289,146	501,262	264,360	(1,699,355)
Warrants to placement agent	15,209	28,959	19,554	(264,579)
October 16, 2013 financing:
Warrants to institutional investors	323,698	604,836	305,938	(1,435,140)
Warrants to placement agent	48,918	95,196	64,097	(122,066)
January 21, 2014 financing:
Warrants to institutional investors	640,824	1,209,767	679,938	1,277,862
Total:	$1,558,760	$3,665,365	$1,674,175	$(7,995,159)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June 30, 2015 and 2014 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2015 and December 31, 2014, the Company had unused net operating loss carry-forwards of approximately $90,500,000 and $81,619,000, respectively, which expire at various dates through 2035.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2015 and December 31, 2014, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30,	December 31,
	2015	2014

Net Operating Loss Carryforwards	$35,295,000	$31,831,000
Stock Compensation Expense	2,394,000	2,221,000
Book tax differences on assets and liabilities	288,000	416,000
Valuation Allowance	(37,977,000)	(34,468,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2011 through 2014 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)	The Company has contracted with various vendors for research and development services. The terms of these agreements usually require an initial fee and monthly or periodic payments over the term of the agreement, ranging from two months to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2015, the total estimated cost to complete these agreements was approximately $9,670,000. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)	On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual properties related to Quinoxaline-Piperazine derivatives that were synthesized under a Joint Research Agreement. The initial license fee was $100,000, all of which was paid as of December 31, 2009. The License Agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties. As of June 30, 2015, the milestone has not occurred.

c)	The Company has the following lease agreements:

Office Space Lease

On June 29, 2009, the Company signed a five-year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the three months ended June 30, 2015 and 2014 was $50,058 and $37,579, respectively, and rent paid during the six months ended June 30, 2015 and 2014 was $100,117 and $62,631, respectively.

On June 7, 2013, the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amended base rent was $100,210 and is subject to annual base rent increases over the remaining term of the lease.

On July 26, 2014 the Company entered into the second amendment to the lease agreement.  According to the terms of this amendment, the Company leased an additional 1,637 square feet of office space, beginning on September 1, 2014 and ending on August 31, 2015.  On May 6, 2015, the Company renewed the lease for this space for an additional year beginning on September 1, 2015 and ending on August 31, 2016.

Prior Laboratory Lease

On August 26, 2014 and June 24, 2013, the Company signed one-year renewals to use laboratory space commencing on July 1, 2014 and 2013, respectively.  The lease required monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and six months ended June 30, 2015 and 2014 was $13,662 and $27,324, respectively.

Current Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Future rental payments over the next five years for all leases are as follows:

For the remaining six months ending December 31:	2015	$133,036
For the year ending December 31:	2016	269,733
	2017	260,217
	2018	233,923
	2019	152,955
	2020	34,468

	Total	$1,084,332

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

d)	The Company has established a 401(k) plan for its employees. The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $34,799 and $24,584 for the three months ended June 30, 2015 and 2014, respectively, and $64,158 and $45,284 for the six months ended June 30, 2015 and 2014, respectively.

e)	In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems. RX-21101 is the Company’s first drug candidate utilizing this platform. The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones. As of June 30, 2015, no development milestones have occurred.

f)	In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle. The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones. As of June 30, 2015, no development milestones have occurred.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

15.	Fair Value Measurements

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at June 30, 2015 and December 31, 2014.

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$12,487,176	$-	$12,487,176	$-
Commercial Paper	999,930	-	999,930	-
Corporate Bonds	2,526,265	-	2,526,265	-
Total Assets:	$16,013,371	$-	$16,013,371	$-

Liabilities:
Warrant Liabilities	$2,094,176	-	-	$2,094,176

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$18,838,271	$-	$18,838,271	$-
Commercial Paper	1,997,910	-	1,997,910	-
Corporate Bonds	2,035,870	-	2,035,870	-
Total Assets:	$22,872,051	$-	$22,872,051	$-

Liabilities:
Warrant Liabilities	$3,768,351	-	-	$3,768,351

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the three months ended June 30, 2015 and 2014 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2015	$3,768,351
Additions	-
Unrealized gains, net	(1,674,175)
Transfers out of level 3	-
Balance at June 30, 2015	$2,094,176

Warrant Liabilities
Balance at January 1, 2014	$5,034,058
Additions	3,691,429
Unrealized losses, net	7,995,159
Transfers out of level 3	(10,137,243)
Balance at June 30, 2014	$6,583,403

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

We are a clinical stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative new treatments for cancer and other serious medical conditions.  Our mission is to discover and develop new medicines for diseases that have significant unmet medical needs and no effective cures, particularly high-mortality cancers.  Our pipeline includes one oncology candidate currently in Phase II clinical trials, two oncology candidates currently in Phase I clinical trials, other compounds in preclinical development, and two drug candidates that are not being actively developed.  Our strategy is focused on building a significant product pipeline of innovative drug candidates that we will commercialize independently or with partners.  We intend to initially develop drug candidates for cancers that are orphan indications and then expand into more highly prevalent cancers.

Since our inception, our efforts and resources have been focused primarily on developing our pharmaceutical technologies, raising capital and recruiting personnel.  We have no product sales to date, and we will not generate any product sales until we receive approval from the U.S. Food and Drug Administration (the “FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates.  Our major sources of working capital have been proceeds from various private and public financings, and licensing and collaboration agreements with our strategic investors and partners.

Recently Issued Accounting Standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein.  On July 9, 2015, the FASB approved the deferral of the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date.  Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016.  We are currently evaluating the impact that the adoption of this guidance will have on our financial statements and future operating results.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and June 30, 2014

Total Revenues

We had no revenues for the three and six months ended June 30, 2015 or 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased $222,677, or 12.3%, to $1,584,852 for the three months ended June 30, 2015 from $1,807,529 for the three months ended June 30, 2014. General and administrative expenses decreased $192,497, or 5.8%, to $3,109,552 for the six months ended June 30, 2015 from $3,302,049 for the six months ended June 30, 2014.  The year over year decrease is primarily attributable to a decrease in professional fees offset by an increase in personnel expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development and other expenses relating to the design, development, testing, and enhancement of our drug candidates.  We expense our research and development costs as they are incurred.

Research and development expenses increased $1,533,681, or 90.1%, to $3,235,088 for the three months ended June 30, 2015, from $1,701,407 for the three months ended June 30, 2014.  Research and development expenses increased $3,155,115, or 106.1%, to $6,128,096 for the six months ended June 30 2015, from $2,972,981 for the six months ended June 30, 2014.  The increase is attributable to the advancement of our drug candidates.  During the three and six months ended June 30, 2015, we incurred additional clinical trial and drug manufacturing costs as we have advanced our clinical trials for Archexin, RX-3117 and Supinoxin.  The increase is also partially attributable to an increase in personnel expenses.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Clinical Candidates:
Archexin	$579,200	$154,200	$1,081,500	$587,900
RX-3117	1,035,200	694,900	2,204,900	978,200
Supinoxin	691,300	270,600	1,078,000	345,900

Preclinical, Personnel and Overhead:	929,388	581,707	1,763,696	1,060,981

Total	$3,235,088	$1,701,407	$6,128,096	$2,972,981

Interest Income

Interest income decreased $11,015 or 29.0% to $27,020 for the three months ended June 30, 2015 from $38,035 for the three months ended June 30, 2014.  Interest income decreased $12,724 or 18.1% to $57,602 for the six months ended June 30, 2015 from $70,326 for the six months ended June 30, 2014.  The decrease is attributable to lower aggregate balances of cash, cash equivalents, and marketable securities for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended June 30, 2015 and 2014, we recorded unrealized gains on the fair value of our warrants of $1,558,760 and $3,665,365 respectively.  During the six months ended June 30, 2015 and 2014, we recorded unrealized gains (losses) on the fair value of our warrants of $1,674,175 and $(7,995,159) respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external market factors. The unrealized loss for the six months ended June 30, 2014 primarily resulted from an increased stock price of the underlying common stock at June 30, 2014 and on the dates during the six months ended June 30, 2014 when warrant holders exercised their warrants.

Financing Expense

We incurred $206,172 of financing expenses during the six months ended June 30, 2014 related to our registered direct offering in January 2014.  We did not incur financing expenses for the three and six months ended June 30, 2015, or during the three months ended June 30, 2014.

Net (Loss) Income

As a result of the above, net (loss) income for the three and six months ended June 30, 2015 was ($3,234,160) and ($7,505,871) or ($0.02) and ($0.04) per share, respectively, compared to $194,464 and $(14,406,035) or $0.00 and $(0.08) per share, for the three and six months ended June 30, 2014, respectively.

Research and Development Projects

Research and development costs are expensed as incurred.  These costs consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, Archexin, RX-3117 and Supinoxin, and our pre-clinical stage drug candidate, RX-21101.  As we expand our clinical studies, we will enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, RX-3117 and Supinoxin, is uncertain, and because RX-21101 is in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates, if any.  If these projects are not completed as planned, our results of operations and financial condition would be negatively affected.

Archexin®

Archexin is a potential best-in-class, potent inhibitor of the protein kinase phosphorylated Akt-1, which is over-expressed in cancer cells and which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  Archexin has received “orphan drug” designation from the FDA, for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.  That designation provides tax incentives for clinical research and a waiver of user fees.  In addition, a drug that is approved for its orphan-designated use receives seven years of exclusivity after approval, during which the FDA generally cannot approve another product with the same active moiety for the same indication.

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

We initiated a Phase IIa clinical proof-of-concept clinical trial of Archexin in January 2014 to study its safety and efficacy in patients with metastatic RCC. In the trial, Archexin will be administered in combination with everolimus (Afinitor®), and will be conducted in two stages.  The first stage will be dose ranging, with up to three dose groups with three RCC patients each, to determine the maximal tolerated dose (“MTD”) of Archexin in combination with everolimus.  Once the MTD has been determined, thirty RCC patients will be randomized to two treatment groups, either Archexin in combination with everolimus or everolimus alone, in a ratio of 2:1.  We plan to complete the initial safety component of this study in the second half of 2015.  Expenses related to Archexin increased for the three and six months ended June, 2015 compared to the same periods in 2014 due to patient enrollment activities.

RX-3117

RX-3117 is a novel, investigational small molecule nucleoside compound.  In preclinical models when activated (phosphorylated) by uridine-cytidine kinase 2 (“UCK2”), a protein that is overexpressed in various human cancer cells, RX-3117 is incorporated into DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells. We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, lung, bladder, cervical and colon cancer.  RX-3117 has received orphan drug designation from the FDA for the treatment of patients with pancreatic cancer.  RX-3117 has also been shown in animal models to inhibit the growth of gemcitabine-resistant human cancers and improve overall survival.  We completed an exploratory Phase I clinical study of RX-3117 in 2012 that showed a level of oral bioavailability of RX-3117 and no adverse effects reported in the study.

In January 2014, we initiated a Phase Ib clinical trial to study the safety, tolerability, dose-limiting toxicities and MTD of RX-3117 in patients with solid tumors.  Secondary endpoints will include characterizing the pharmacokinetic profile of RX-3117 and evaluating the preliminary anti-tumor effects of RX-3117.  Patient enrollment has been completed in eight dose groups (30mg, 60mg, 100mg, 150mg, 200mg, 500mg, 1,000mg and 1,500mg). The MTD of RX-3117 has not yet been achieved.  Given the robust preliminary safety profile observed in the Phase Ib clinical trial to date, it is difficult to predict when we will achieve the MTD and complete the clinical trial. We intend to present preliminary clinical findings from the ongoing Phase Ib clinical study during the third quarter of 2015.  RX-3117 continues to preliminarily demonstrate safety and tolerability, requiring higher dose levels than expected to be tested to achieve the MTD.  To date, no dose-limiting toxicities have been associated with RX-3117 treatment.  Based on the progress of the RX-3117 clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, we are continuing discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential value of the program.  Expenses related to RX-3117 increased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to additional drug manufacturing costs to support continuing enrollment in the clinical trial.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule that inhibits the phosphorylation of p68, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells.  In pre-clinical tissue culture models and in-vivo xenograft models, Supinoxin has demonstrated single-agent tumor growth inhibition, potential synergy with cytotoxic agents and activity against drug resistant cancer cells.  In particular, in in-vivo xenograft models of human triple negative breast cancer and pancreatic cancer, treatment with Supinoxin on days 1 to 20 in mouse models produced a survival benefit beyond 65 days.

In July 2012, we submitted an investigational new drug application (“IND”), to the FDA for Supinoxin. We initiated a Phase I clinical trial in August 2013 to study Supinoxin’s safety and efficacy in patients with solid tumors.  Patients in nine dose groups (25mg, 50mg, 100mg, 150mg, 225mg, 300mg, 425mg, 575mg, and 775mg) have been enrolled and the MTD of Supinoxin has not yet been reached.  Given the robust preliminary safety profile observed in the Phase Ib clinical trial to date, it is difficult to predict when we will achieve the MTD and complete the clinical trial.  We intend to present preliminary clinical findings from the ongoing Phase Ib clinical study in the third quarter of 2015.  Supinoxin continues to preliminarily demonstrate safety and tolerability, requiring higher dose levels than expected to achieve the MTD.  Based on the progress of the Supinoxin clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, we are continuing our discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential upside value of the program. Expenses related to Supinoxin increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to continuing enrollment and drug manufacturing costs for the clinical trial.

Pre-clinical Pipeline

RX-21101 is in a pre-clinical stage of development, and in June 2015, was selected by the National Cancer Institute's Nanotechnology Characterization Laboratory for its preclinical characterization program to facilitate the advancement of RX-21101 towards human clinical trials.  Expenses related to our pre-clinical candidates decreased for the three months ended June 30, 2015 compared to the same period in 2014, yet increased for the six months June 30, 2015 compared to the same period in 2014 primarily as a result of the timing of costs incurred for ongoing preclinical studies.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $8,441,718 for the six months ended June 30, 2015.  The operating cash flows during the six months ended June 30, 2015 reflect a net loss of $7,505,871, and a net decrease of cash components of working capital and other non-cash charges totaling $935,847.  Cash used in operating activities was $5,527,773 for the six months ended June 30, 2014, which reflects a net loss of $14,406,035, including an unrealized loss on fair value of warrants of $7,995,159 and a net increase of cash components of working capital and other non-cash charges totaling $883,103.

Cash provided by investing activities was $6,871,787 for the six months ended June 30, 2015, which consisted of $7,625,000 from the redemption of marketable securities, offset by $740,825 and $12,388 for the purchases of marketable securities and equipment, respectively.  Cash provided by investing activities for the six months ended June 30, 2014 was $103,760, which consisted of a decrease in restricted cash equivalents of $117,974, offset by $14,214 for the purchase of equipment.

Cash provided by financing activities was $1,714,332 for the six months ended June 30, 2015 which consisted of $1,005,715 in proceeds from the sale of common stock and $708,617 in proceeds from the exercise of stock options. Cash provided by financing activities was $24,840,470 for the six months ended June 30, 2014, which consisted of net proceeds of $18,634,247 from our registered direct public offering in January 2014, $258,955 from the exercise of stock options and $5,947,268 from the exercise of warrants.

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

At Market Issuance Sales Agreement

On March 16, 2015, we entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $40 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions.  Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015. We will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV.  As of June 30, 2015, we have sold 1,407,072 shares of common stock pursuant to the Sales Agreement for gross proceeds of $1,042,573 at a weighted average price of $0.7410 per share.  Net proceeds to us were $1,005,715 after deducting commissions and other transaction costs.  We are not obligated to make any sales under the Sales Agreement and no assurance can be given that we will sell any additional shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our annual report on Form 10-K for the year ended December 31, 2014.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of June 30, 2015, the total estimated cost to complete our contracts with vendors for research and development services had increased to approximately $9,670,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 6.  Exhibits.

Exhibit No	Description

10.1	Third Amendment to Lease Agreement, dated May 6, 2015, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Comprehensive Income (Loss); (iv) Condensed Statement of Cash Flows; and (v) Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: August 7, 2015		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: August 7, 2015		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)