Form 10-K
period 2015-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2016-03-14
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $105,800,912 based on the closing price reported on NYSE MKT.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 11, 2016
Common Stock, $0.0001 par value per share	213,113,785 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a clinical stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer. Our mission is to improve the lives of cancer patients by developing next generation cancer therapies that are designed to maximize efficacy while minimizing the toxicity and side effects traditionally associated with cancer treatment. Our clinical pipeline features one oncology product candidate in Phase II clinical development, two oncology product candidates in Phase I clinical development, and additional compounds in pre-clinical development. Our strategy is to continue building a significant pipeline of innovative oncology product candidates that we intend to commercialize alone or with partners. Our three clinical stage drug candidates in active development are Archexin®, RX-3117 and SupinoxinTM (RX-5902).

•	Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance. Archexin has received “orphan drug” designation from the U.S. Food and Drug Administration (the “FDA”) for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer. Orphan drug designation provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug receives seven years of exclusivity after approval, during which the FDA generally cannot approve another product with the same active moiety for the same indication. We have completed a pilot Phase IIa clinical trial of Archexin for the treatment of pancreatic cancer. We are currently conducting a Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic renal cell carcinoma to evaluate its safety and efficacy.

•	RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer. We completed an exploratory Phase I clinical study of RX-3117 that showed a level of oral bioavailability of RX-3117 in humans with no adverse effects reported. We are currently conducting a Phase Ib clinical trial to study the safety and efficacy of RX-3117 in patients with solid tumors. RX-3117 has received orphan drug designation from the FDA for pancreatic cancer.

•	Supinoxin, or RX-5902, is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis. We are currently conducting a Phase I clinical trial of Supinoxin to evaluate its safety and efficacy in patients with solid tumors.

We also have one drug candidate in pre-clinical development: RX-21101, an  N-(2-Hydroxypropyl) methacrylamide-docetaxel-folate, which we believe may provide increased efficacy against tumors with potentially fewer side effects as a result of specific tumor targeting and increased stability in the body.

In addition to our drug development efforts, we are also working on proprietary research technologies, including our multi-target aimed ligands platform and nano-based drug delivery systems. Our unique ligand discovery platform, The Inhibitors of Multi-Expression Signals (“TIMES”), permits us to identify potentially important targets that control multiple genes or signaling events in cancer cells. Our 3-D Gateway of Ligand Discovery (“3-D GOLD”) integrates three-dimensional molecular modeling with databases of chemicals and proteins and ligand filtering and generation, which helps us discover novel lead compounds.  Leveraging this system, we believe that we are able to effectively develop predictive models, formulate and test hypotheses for optimizing efficacy, and increase drug safety and bioavailability early in the drug discovery process. Our nano-based drug delivery systems, such as those used in the multiple nanoliposomal- and nanopolymer-based anti-cancer drugs that we are currently testing, may increase the availability of a drug at the disease site, minimize adverse reactions, and provide longer duration of action.

Company Background

We trace our history to the March 2001 founding of Rexahn, Corp, which in 2005 merged with and into Rexahn Pharmaceuticals, Inc. (formerly Corporate Road Show.com Inc.).  Dr. Peter Suzdak, our Chief Executive Officer since February 2013, has extensive experience in drug development, particularly in the field of oncology.  Dr. Chang Ahn, our founder, Chief Scientist and Chairman Emeritus of our Board of Directors, is a former FDA reviewer and National Cancer Institute (NCI) research scientist.  He guided our initial research and commercialization efforts in targeted oncology drugs.

Our common stock is currently listed on the NYSE MKT under the trading symbol “RNN.” Our principal corporate office is located at 15245 Shady Grove Road, Suite 455, Rockville, Maryland 20850 in Maryland’s I-270 technology corridor.  Our telephone number is (240) 268-5300.

Industry and Disease Markets

Market Overview

Our primary research and development focus is on oncology therapeutics.  A key component of our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for the treatment of cancer. According to the Centers for Disease Control and Prevention, cancer claims the lives of more than half a million Americans each year and is the second leading cause of death among Americans.  In 2014, the World Economic Forum and the Harvard School of Public Health estimated that the 13.3 million new cases of cancer diagnosed worldwide in 2010 cost $290 billion, projected 21.5 million new cancer cases occurring in 2030 at a cost of $458 billion; and a 2016 American Cancer Society report projected that an estimated 1.7 million new cancer cases will be diagnosed in the United States in 2016. In 2015, Evaluate Pharma projected that global annual sales of cancer drugs would grow to $153 billion by 2020.

Current Cancer Treatments

Traditional cancer treatments involve surgery, radiation therapy and chemotherapy.  Surgery is widely used to treat cancer, but may result in related or significant complications and may be ineffective if metastasis has occurred.  Radiation therapy, or radiotherapy, can be highly effective in treating certain types of cancer.  In radiation therapy, ionizing radiation deposits energy that injures or destroys cells in the area being treated by damaging their genetic material, making it impossible for these cells to continue to grow.  Although radiation damages both cancer cells and normal cells, the normal cells are generally able to repair themselves and function properly.  Chemotherapy involves the use of cytotoxic cancer drugs to destroy cancer cells by interfering with various stages of the cell division process.  For certain cancers and in certain patients, these drugs have limited efficacy and debilitating adverse side effects. Administration of cytotoxic cancer drugs may also result in the development of multiple drug, or multi-drug, resistance, which is a condition that results when certain tumor cells that have survived treatment with cytotoxic drugs are no longer susceptible to treatment by those and other drugs.

Unmet Needs in Cancer

Despite significant advances in cancer research and treatments, many unmet needs still remain including:

•	Long-term management of cancers: Surgery, radiation therapy or chemotherapy may not result in long-term remission, although surgery and radiation therapies are considered effective methods for some cancers. There is a need for more effective drugs and adjuvant therapies to treat relapsed and refractory cancers.

•	Multi-drug resistance: Multi-drug resistance is a major obstacle to effectively treating various cancers with chemotherapy.

•	Debilitating toxicity by chemotherapy: Chemotherapy as a mainstay of cancer treatment can induce severe adverse reactions and toxicities, adversely affecting quality of life or life itself.

Market Opportunity

There are several factors that are favorable for commercializing new cancer drugs that may be first-in-class or market leaders, including:

•	Expedited Regulatory or Commercialization Pathways. Drugs for life-threatening diseases such as cancer are often candidates for fast track designation, breakthrough therapy designation, priority review and accelerated approval, each of which can lead to approval sooner than would otherwise be the case.

•	Favorable Environment for Formulary Access and Reimbursement. We believe cancer drugs with proven efficacy would gain rapid market uptake, formulary listing and third-party payor reimbursement. Drugs with orphan designations are generally reimbursed by third-party payors because there are few, if any, alternatives.

•	Focus on Specialty Markets. The marketing of new drugs to specialty physicians can be accomplished with a specialty sales force that requires fewer personnel and lower related costs than a typical sales force that markets widely to primary care physicians and general practitioners.

Our Strategy

Our strategy is to continue building a significant product pipeline of innovative drug candidates that we intend to commercialize alone or with partners.  This strategy has several key components.

Develop Innovative Therapeutics with the Potential to be First-in-Class or Market Leaders

We plan to focus our research and development pipeline on potential first-in-class or market-leading compounds for the treatment of cancer.  By expanding the breadth and depth of our oncology pipeline, we aim to develop an industry-leading oncology therapeutics franchise.  Our pipeline spans several major classes of cancer drugs, including molecular targeted therapies, signal transduction and multi-kinase inhibitors, and nano-medicines for targeted delivery of compounds and small molecule cytotoxic compounds. Differentiated target product profiles and proprietary discovery and research technology platforms further support these strategic efforts.

Clinically Develop Drug Candidates as Orphan Drugs

We intend to initially develop drug candidates for cancers that are orphan indications. Under the Orphan Drug Act, the FDA may grant orphan drug designation to new drugs developed to treat diseases generally affecting less than 200,000 patients.  Incentives associated with orphan drug designation include tax incentives for research and development and an exemption from user fees under certain circumstances. Although the standards for orphan drug approval are not different than for non-orphan products, the path to approval may be faster because clinical trials may be smaller due to the smaller patient population. Further, a drug that is approved for its orphan-designated indication generally receives seven years of orphan drug exclusivity, during which the FDA generally may not approve any other application for a product containing the same active moiety and proposed for the same indication.  An approved orphan drug also may qualify for an exemption from the branded prescription drug fee.  We plan to develop drug candidates for cancers that are orphan indications in order to take advantage of the benefits of orphan drug designation during development and the exclusivity available under the Orphan Drug Act for approved products, as well as the potential for reduced time to market. Drugs intended to treat rare diseases or conditions also may qualify for fast track designation, breakthrough therapy designation, accelerated approval and/or priority review, any or all of which can speed the approval process.

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

Capitalize on Our Management Team’s Expertise for Drug Development

Our management team possesses clinical development experience in oncology and several other therapeutic areas which facilitates strategic approaches to and competitive advantages in, the design, risk assessment and implementation of drug development programs. Our management team also has prior experience in pharmaceutical alliances, product launches and marketing.

Our Pipeline Drug Candidates

Clinical Stage Pipeline

Archexin:  Potential Best-in-class Anti-Cancer Akt-1 Inhibitor

Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance. Archexin has received orphan drug designation from the FDA for RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer. We believe Archexin is differentiated from other Akt-1 inhibitors by its ability to inhibit both activated and inactivated forms of Akt-1, and as a result it is not expected to lead to drug resistance, which has been observed with other protein kinase inhibitors.  Other targeted drugs may only inhibit inactivated Akt-1 and may also cause drug resistance.  Akt-1 is over-activated in patients with many cancers, including breast, colorectal, gastric, pancreatic, prostate and melanoma cancers.  Akt-1 activity may be inhibited by signaling molecules upstream of Akt-1 in cancer cells through the use of vascular endothelial growth factor and epidermal growth factor receptor inhibitors, but this treatment only indirectly affects the activity of native Akt-1.  Because signal transmission for cancer progression and resistance occurs when Akt-1 is activated, we believe it is also important to inhibit activated Akt-1.  We believe Archexin inhibits both activated and native Akt-1.

Archexin is an antisense oligonucleotide compound that is complementary to Akt-1 mRNA and highly selective for inhibiting mRNA expression, which leads to reduced production of Akt-1 protein.  Archexin preliminarily appeared to be safe and well tolerated with minimal side effects in a Phase I study in patients with advanced cancers, where Grade 3 fatigue was the only dose-limiting toxicity and no significant hematological abnormalities were observed. The main objectives of the Phase I study were to determine the maximum tolerated dose, dose limiting toxicity and pharmacokinetic parameters for Archexin monotherapy.  The Archexin Phase I study design was an open label, single arm ascending dose, safety and tolerability study.

We have completed an open label, two-stage Phase IIa clinical trial for Archexin that was designed to assess the safety and efficacy of Archexin in combination with gemcitabine. Gemcitabine is used to treat pancreatic, breast, ovarian, and lung cancers, and may be used for other cancers as well.  Gemcitabine is a member of a group of chemotherapy drugs known as anti-metabolites, which prevent cells from making DNA and RNA, which in turn stops cell growth and causes cells to die.  Stage 1 was the dose-finding portion of the study, and Stage 2 was the dose-expansion portion of the study using the dose identified in Stage 1 administered together with gemcitabine.  The study enrolled 31 subjects aged 18 to 65 with metastatic pancreatic cancer at nine centers in the United States and India.  The primary endpoint was overall survival following four cycles of therapy with a six month follow-up.  For those evaluable patients, the study showed that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival data of 5.7 months for standard single agent gemcitabine therapy.  The most frequently reported adverse events were constipation, nausea, abdominal pain and pyrexia, regardless of relatedness.

We are conducting an ongoing Phase IIa proof-of-concept clinical trial of Archexin to study its safety and efficacy in patients with metastatic RCC. In this trial, Archexin is being administered in combination with Afinitor® (everolimus).  The trial is being conducted in two stages.  Stage 1 was a dose ranging study, with up to three dose groups with three RCC patients each, to determine its maximum tolerated dose (“MTD”) in combination with everolimus.  In January 2016, we completed Stage 1 of the study and commenced enrollment in Stage 2, which is a randomized, open-label, two-arm dose expansion study of everolimus versus Archexin in combination with everolimus to determine safety and efficacy of the combination.  This phase of the trial (Stage 2) is anticipated to enroll up to 30 RCC patients who will be randomized to receive either Archexin in combination with everolimus, or everolimus alone, in a ratio of 2:1 The MTD was determined to be 250 mg/m2/day of Archexin, which was identified in Stage 1 and will be administered in Stage 2 along with 10 mg of everolimus compared to 10 mg everolimus alone.

We have been issued a U.S. patent for Archexin that covers composition of matter and broad claims for the nucleotide sequences of the antisense compounds that target and inhibit the expression of Akt-1 in human tissues or cells, and for the method of using the compounds to induce cytotoxicity in cancer cells.

RX-3117: Oral Small Molecule Nucleoside

RX-3117 is a novel, investigational oral small molecule nucleoside compound.  In pre-clinical models when activated (phosphorylated) by uridine-cytidine kinase 2 (“UCK2”), a protein that is overexpressed in various human cancer cells, RX-3117 is incorporated into DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells. We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, lung, cervical, non-small cell lung cancer and colon cancer.  RX-3117 has received orphan drug designation from the FDA for the treatment of patients with pancreatic cancer.  RX-3117 has also been shown in animal models to inhibit the growth of gemcitabine-resistant human cancers and improve overall survival.

RX-3117 has demonstrated broad spectrum anti-tumor activity against over 100 different human cancer cell lines and efficacy in 17 different mouse xenograft models. Notably, the efficacy of RX-3117 in the mouse xenograft models was superior to that of gemcitabine.  Further, RX-3117 still retains its full anti-tumor activity in human cancer cell lines made resistant to the anti-tumor effects of gemcitabine.  In August 2012, Rexahn reported the completion of an exploratory Phase I clinical trial of RX-3117 in cancer patients conducted in Europe, to investigate the oral bioavailability, safety and tolerability of the compound. In this study, oral administration of a 50 mg dose of RX-3117 demonstrated an oral bioavailability of 56% and a plasma half-life (T1/2) of 14 hours. In addition, RX-3117 appeared to be safe and well tolerated in all subjects throughout the dose range tested.

We are currently evaluating RX-3117 in a Phase Ib clinical trial to study the safety, tolerability, dose-limiting toxicities and MTD in patients with solid tumors.  Secondary endpoints include pharmacokinetic analysis and an evaluation of the preliminary anti-tumor effects of RX-3117.

Preliminary results from the Phase Ib clinical trial of RX-3117 were presented in September 2015 at the 2015 European Cancer Congress.  The results showed that, at the dose levels tested to date, RX-3117 administered orally appeared to be safe and well tolerated with a predictable pharmacokinetic profile.  The most frequently reported treatment emergent adverse events were mild to moderate fatigue, gastrointestinal disturbances, anemia, pyrexia, decreased appetite and dehydration.

In addition, preliminary anti-tumor activity was seen in the Phase Ib clinical trial, with evidence of tumor reduction observed in one patient and stable disease observed in five patients persisting from between 112 and 276 days before disease progression occurred.

Patient enrollment has been completed in nine dose groups (30mg, 60mg, 100mg, 150mg, 200mg, 500mg, 1,000mg, 1,500mg and 2,000 mg).  Based on the favorable safety and pharmacokinetic profile seen at the highest dose levels, we initiated a dosing schedule modification to increase patients’ daily exposure of RX-3117 in the ongoing Phase Ib clinical trial.  All newly enrolled patients are now receiving RX-3117 five times weekly.  We anticipate that the new dosing paradigm will increase drug exposure, maximizing potential therapeutic activity and enable more rapid determination of the MTD for further clinical study.

Based on the progress of the RX-3117 clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, we are continuing discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential value of the program.

Supinoxin: Potential First-in-Class p68 RNA Helicase Inhibitor

Supinoxin is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells.  In pre-clinical tissue culture models and in-vivo xenograft models, Supinoxin has exhibited single-agent tumor growth inhibition, potential synergy with cytotoxic agents and activity against drug resistant cancer cells.  In particular, in in-vivo xenograft models of human triple negative breast cancer and pancreatic cancer, treatment with Supinoxin on days one through 20 in mouse models produced a dose-dependent inhibition of tumor growth and a survival benefit.

Supinoxin is currently being evaluated in a Phase I dose-escalation clinical trial in cancer patients with solid tumors designed to evaluate the safety, tolerability, dose-limiting toxicities and MTD. Secondary endpoints include pharmacokinetic analyses and an evaluation of the preliminary anti-tumor effects of Supinoxin.  Patients have received doses up to 25, 50, 100, 150, 225, 300, 425, 575, and 775 mg.  Based on the favorable safety and pharmacokinetic profile seen at the highest dose levels (575 mg and 775 mg), we have initiated a dosing schedule modification to increase patients' daily exposure of Supinoxin.  All newly enrolled patients are now receiving Supinoxin seven times weekly as opposed to once weekly. We anticipate that the new dosing paradigm will increase drug exposure and enable more rapid determination of the MTD for further clinical study.

Preliminary results from the Phase I clinical trial of Supinoxin were presented in September 2015 at the 2015 European Cancer Congress.

The results showed that, at the dose levels tested to date, Supinoxin administered orally appeared to be safe and well tolerated with no Grade 3 or Grade 4 adverse events and several unrelated Grade 2 adverse events.  The most frequently reported drug related adverse events were mild nausea, vomiting and fatigue.  Pharmacokinetic analyses of the current data demonstrate both a predictable and desirable pharmacokinetic profile for an orally-administered route of therapy.

Clinical evidence of single-agent activity of Supinoxin was also observed in four patients who showed stable disease persisting from between 255 and 497 days as of September 14, 2015.  At that time, three of the four patients exhibiting stable disease remained on active treatment.  Those patients continue to be followed in the study.

Based on the progress of the Supinoxin clinical development program and the level of interest expressed from a number of oncology-focused pharmaceutical companies, we are continuing our discussions with multiple companies to explore collaborative business structures in an effort to maximize the potential commercial value of the program.

Pre-Clinical Pipeline

RX-21101:  Nano-polymer Anti-cancer Drug

RX-21101 is an investigational anti-cancer nano-polymer drug that we believe can mitigate some of the limitations of cytotoxic compounds, such as poor solubility and severe adverse reactions. Conjugating water-soluble and non-toxic N-(2-Hydroxypropyl)methacrylamide to conventional anti-cancer compounds may bolster efficacy while lowering toxicity by specific tumor targeting and increased stability in the body. In June 2015, RX-21101 was selected by the National Cancer Institute's Nanotechnology Characterization Laboratory for its pre-clinical characterization program to facilitate the advancement of RX-21101 towards human clinical trials.

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

Large pharmaceutical companies currently sell both generic and proprietary compounds for the treatment of cancer. In addition, companies developing oncology therapies represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staff and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

We are aware of products under development by our competitors that target the same indications as our clinical stage drug candidates. If approved, Archexin could compete with other Akt-1 inhibitors, such as MK-2206 and GSK-2141795, which are under development by Merck & Company, Inc. and GlaxoSmithKline, respectively. Archexin will also compete with carbozantinib, a multi-kinase inhibitor under development by Exelixis for RCC. If approved, RX-3117 could compete with other compounds with an anti-metabolite mechanism of action in cancers, such as sapacitabine which is under development by Cyclacel.  We are not currently aware of known inhibitors of phosphorylated p68 that would compete with Supinoxin if Supinoxin were approved. Our competitors may succeed in developing products that are more safe and/or effective than ours, which could render our product candidates less competitive prior to recovery by us of expenses incurred with respect to their development.

Government Regulation

Regulation by governmental authorities in the United States and in other countries is a significant consideration in our product development, manufacturing and marketing strategies.  We expect that all of our drug candidates will require regulatory approval by the FDA and by similar regulatory authorities in foreign countries prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing to demonstrate safety and effectiveness, as well as other significant regulatory requirements and restrictions in each jurisdiction in which we would seek to market our products.  U.S. federal laws and regulations govern the testing, development, manufacture, quality control, safety, effectiveness, approval, storage, labeling, record keeping, reporting, distribution, import, export and marketing of all biopharmaceutical products intended for therapeutic purposes.  We believe that we and the third parties that work with us are in compliance in all material respects with currently applicable rules and regulations.  Those rules and regulations are subject to change, however, and in any event, a failure to comply could have a material negative impact on our ability to successfully develop and commercialize our products, and therefore on our financial performance.

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

Development and Approval

The process to obtain approval for biopharmaceutical compounds for commercialization in the United States and many other countries is lengthy, complex and expensive, and the outcome is far from certain.  Although foreign requirements for conducting clinical trials and obtaining approval may be different than in the United States, they often are equally rigorous and the outcome cannot be predicted with confidence. A key component of any submission for approval in any jurisdiction is pre-clinical and clinical data demonstrating the product’s safety and effectiveness.

Pre-clinical Testing.  Before testing any compound in humans in the United States, a company must develop pre-clinical data, generally including laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in animal species to assess safety and quality.  Certain types of animal studies must be conducted in compliance with the FDA’s Good Laboratory Practice (“GLP”) regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

IND Application.  In the United States, FDA regulations require that the person or entity sponsoring or conducting a clinical study for the purpose of investigating a candidate’s safety and effectiveness submit to the FDA an investigational new drug (“IND”) application, which contains pre-clinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans.  If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin.  Even after the IND has gone into effect and clinical testing has begun, the FDA may put the clinical trials on “clinical hold,” suspending (or in some cases, ending) them because of safety concerns or for other reasons.

Clinical Trials.  Clinical trials involve administering a drug to human volunteers or patients, under the supervision of a qualified clinical investigator.  Clinical trials are subject to extensive regulation.  In the United States, this includes compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice (“GCP”) requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, with the goal of assuring that the data and results are credible and accurate and that study participants’ rights, safety and well-being are protected.  Each clinical trial must be conducted under a protocol that details the study objectives, parameters for monitoring safety and the efficacy criteria, if any, to be evaluated.  The protocol is submitted to the FDA as part of the IND and reviewed by the agency before the study begins.  Additionally, each clinical trial must be reviewed, approved and conducted under the auspices of an Institutional Review Board (“IRB”) at the institution at which the trial is being conducted.  The sponsor of a clinical trial, the investigators and IRBs each must comply with requirements and restrictions that govern obtaining informed consent from each study subject, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting adverse events.  Foreign studies conducted under an IND must meet the same requirements applicable to studies conducted in the United States.  However, if a foreign study is not conducted under an IND, the data may still be submitted to the FDA in support of a product application, if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

In Phase III, the drug is administered to a larger group of patients (usually from several hundred to several thousand or more).  Phase III studies also can include patients with concomitant diseases and medications.  Larger patient populations are evaluated in Phase III at multiple study sites and registration studies may be conducted concurrently for the sake of time and efficiency.  The extensive clinical testing is intended to obtain additional information about product safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile and to provide a basis for physician labeling.  Phase III data often form the core basis on which the FDA evaluates the product’s safety and effectiveness when considering an application to market the drug.

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

FDA performance goals regarding the timeliness of NDA review generally provide for action on an NDA within 12 months of its submission.  That deadline can be extended under certain circumstances, including by FDA requests for additional information.  The targeted action date can also be shortened to eight months after submission, for products that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs.  Additionally, the FDA has programs for enhanced communication and consultation and other steps to expedite submission and consideration of such products.  For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product's development.  Other FDA programs intended to expedite development and review include Accelerated Approval (i.e., approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit) and Breakthrough Therapy designation, which is available for drugs under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy.  If a drug receives Breakthrough Therapy designation, it will be eligible for all of the benefits of Fast Track designation, as well as for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance.  Even if a product qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for qualification, and/or may determine that the product does not meet the standards for approval.  We anticipate, but cannot ensure, that our products will qualify for such programs.

If it concludes that an NDA does not meet the regulatory standards for approval, the FDA typically issues a Complete Response letter, which communicates the reasons for the agency’s decision not to approve the application and may request additional information, including additional clinical data.  An NDA may be resubmitted with the deficiencies addressed, but that does not guarantee approval.  Data from clinical trials are not always conclusive, and the FDA’s interpretation of data may differ from the sponsor’s.  Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.  Additionally, as a condition of approval, the FDA may impose restrictions that could affect the commercial prospects of a product, such as a Risk Evaluation and Mitigation Strategy, and could require post-approval commitments to conduct additional studies or conduct surveillance programs to monitor the drug’s effects.

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

One of our drug candidates, Archexin is an antisense oligonucleotide (“ASO”) compound. To date, the FDA has not approved any NDAs for any ASO compounds for cancer treatment; however, the FDA has approved the ASO compounds fomivirsen (marketed as Vitravene®) as a treatment for cytomegalovirus retinitis, and mipomersen sodium (marketed as Kynamro®), as a treatment for homozygous familial hypercholesterolemia. In addition, Archexin is in a drug class known as Akt-1 inhibitors, and drugs from this class have not been approved by the FDA to date.

We have not submitted an NDA for any of our drug candidates.

Exclusivity and Patent Protection.  In the United States and elsewhere, certain regulatory exclusivities and patent rights can provide an approved drug product with protection from certain competitors’ products for a period of time and within a certain scope.  In the United States, those protections include exclusivity under the Orphan Drug Act, which is available for drugs intended to treat rare diseases or conditions, which generally are diseases or conditions that affect fewer than 200,000 persons in the United States.  If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use.  A product that has received orphan drug designation is eligible for research and development tax credits and is exempt from user fees under certain circumstances.  Additionally, a drug that is approved for its orphan-designated indication generally receives seven years of orphan drug exclusivity.  During that period, FDA generally may not approve any other application for a product containing the same active moiety and proposed for the same indication.  There are exceptions, however, most notably when the later product is shown to be clinically superior to the product with exclusivity.  An approved orphan drug also may qualify for an exemption from the branded prescription drug fee.  Products that qualify for orphan designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan products may be smaller, simply because of the smaller patient population.  Nonetheless, the same approval standards apply to orphan-designated products as for other drugs.

Archexin has received orphan drug designation from the FDA for RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.  RX-3117 received orphan drug designation for pancreatic cancer in September 2014.

Generic Competition.  Any drug candidates approved for commercial marketing under an NDA would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act.  Among other things, the Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products, including generic versions of the approved product, which may be approved under an Abbreviated New Drug Application by a showing that the generic product is the “same as” the approved product in key respects.  Those abbreviated approval pathways generally are available, however, after expiration of certain periods of regulatory exclusivity and/or extended patent protection, which the Hatch-Waxman Act also provides.  These protections include: (1) five years of regulatory exclusivity for a new chemical entity (generally, the first approval of a product containing a particular active moiety), during which an application for a follow-on product cannot be accepted for review; (2) three years of exclusivity for the approval of an NDA or supplemental NDA that contains data from new clinical investigations that were necessary for approval, during which the follow-on product may not receive final approval; and (3) up to five years’ extension of the term of a patent covering a drug that contains an active ingredient not previously approved.  The Hatch-Waxman Act also provides a means for the sponsor of an already approved product to act before approval of the follow-on product to sue to protect patents claiming the drug substance, drug product, or an approved method of using the drug.  The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections have either expired or have been successfully challenged by generic entrants.

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

Other Requirements.  Companies that manufacture or distribute drug products pursuant to approved NDAs must meet numerous other regulatory requirements, including adverse event reporting, submission of periodic reports, and record-keeping obligations

Fraud and Abuse Laws.  At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations, which could affect our ability to operate our business.  These restrictions under applicable federal and state health care fraud and abuse laws and regulations that may affect our ability to operate include:

•
The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Affordable Care Act, clarified among other things that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor, or for which no exception or safe harbor is available, may be subject to scrutiny;

•
The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

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

•
The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to the Centers for Medicare and Medicaid Services (“CMS”), which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track reportable payments and must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year.  Failure to comply with the reporting obligations may result in civil monetary penalties;

•
The federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage.  Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission (the “SEC”).  Violations of United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates.  CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost (“NADAC”) files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.  It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products for which we receive regulatory approval.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the Department of Veterans Affairs Federal Supply Schedule (“FSS”), pricing program, established by Section 603 of the Veterans Health Care Act of 1992 (the “VHCA”).  Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, Department of Defense (“DoD”), Public Health Service, and Coast Guard, that is no higher than the statutory Federal Ceiling Price.  Moreover, pursuant to regulations issued by the DoD. TRICARE Management Activity (“TMA”), now the Defense Health Agency (“DHA”), to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.  The formula for determining the rebate is established in the regulations and is based on the difference between the annual non-federal average manufacturer price and the Federal Ceiling Price (these price points are required to be calculated by us under the VHCA). The requirements under the 340B, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

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

In March 2010, President Obama signed into law the Affordable Care Act.  This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.  On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act.  These regulations become effective on April 1, 2016.  It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.  Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2016, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  Furthermore, the new law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.”

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.  For example, recent legislative enactments have resulted in Medicare payments being subject to a two percent reduction, referred to as sequestration, until 2025.  Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.

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

Nano-medicine Drug Delivery

We have developed unique proprietary drug delivery nano-systems that we believe may increase the availability of a drug at the disease site, minimize adverse reactions, and provide longer duration of action. We are currently testing multiple nanoliposomal- and nanopolymer-based anti-cancer drugs.  RX-21101 is an investigational nanoliposomal-based drug.

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

In 2015, we were granted a U.S. patent from the United States Patent and Trademark Office for claims related to the synthesis of our novel anti-cancer investigational drug candidate, RX-3117. Additional U.S. and foreign patent applications related to Archexin, RX-3117, Supinoxin, and RX-21101 are pending.

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

The Ohio State University

In October 2013, we entered into an exclusive license agreement with the Ohio State Innovation Foundation, an affiliate of The Ohio State University, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle (“LCAN”).  The LCAN platform incorporates both cationic lipid and cationized albumin that can form an electrostatic complex with oligonucleotides and be co-encapsulated by lipids.  The agreement requires us to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.

Korea Research Institute of Chemical Technology (“KRICT”)

In June 2009, we entered into a license agreement with KRICT to acquire all intellectual property related to quinoxaline-piperazine derivatives, which includes Supinoxin.  We paid an initial license fee of $100,000 in July 2009, and will pay $1,000,000 to KRICT upon marketing approval from the FDA for the first commercial product stemming from the agreement.

Rexgene Biotech Co., Ltd. (“Rexgene”)

In February 2003, we entered into a research collaboration agreement with Rexgene, which is engaged in the development of pharmaceutical products in Asia. Rexgene has agreed to assist us with the research, development and clinical trials necessary for registration of Archexin in Asia.  Under the agreement, Rexgene has exclusive rights to license, sublicense, make, have made, use, sell and import Archexin in Asia. In accordance with the agreement, Rexgene paid us a one-time fee of $1,500,000 in 2003. Rexgene also agreed to pay us a royalty fee of 3% of net sales of licensed products related to Archexin in all countries in Asia by Rexgene or any sublicensee of Rexgene.

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

Total Research and Development Costs

We have incurred research and development costs of $12,148,226, $7,015,901 and $3,253,139 for the years ended December 31, 2015, 2014 and 2013 respectively.  Research and development costs primarily consist of clinical trials and pre-clinical development costs, as well as payroll costs for research and development personnel.

Employees

We currently have 20 full-time employees, all of whom are based either at our Rockville, Maryland office or our Gaithersburg, Maryland lab facility.  Our employees are not covered by any collective bargaining agreement and we have never experienced a work stoppage.  We believe our relationships with our employees are satisfactory.

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

We make available, free of charge, on our website at www.rexahn.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after they are filed with or furnished to the SEC. Investors are encouraged to access these reports and the other information about our business on our website. Information found on our website is not part of this Annual Report on Form 10-K (this “Annual Report”). We will also provide copies of this Annual Report, free of charge, upon written request to the Investor Relations Department at our main address, 15245 Shady Grove Road, Suite 455, Rockville MD, 20850.

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

To date, we have generated no product revenues and have incurred negative cash flow from operations. Until we receive approval from the FDA or other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. We expect to continue to incur significant development and other expenses related to our ongoing operations.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings, cash on hand, licensing fees and grants, if any.  If we are not able to raise sufficient funds, we will have to reduce our research and development activities. We will first reduce research and development activities associated with our pre-clinical compounds. To the extent necessary, we will then reduce our research and development activities related to some or all of our clinical stage product candidates.

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

To date, we have generated no product revenues and have incurred negative cash flow from operations. Our accumulated deficit as of December 31, 2015 and 2014 was $105,716,864 and $91,332,308, respectively. For the years ended December 31, 2015, 2014, and 2013, we had net losses of $14,384,556, $18,521,601 and $9,499,424, respectively. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

If the results of our clinical trials fail to support the approval of any of our drug candidates, the completion of development of that candidate may be significantly delayed, or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

Even if our clinical trials are completed as planned, we cannot be certain that clinical results will support approval of our drug candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that one or more of our drug candidates is safe and effective for indicated uses. As a result, we may have to conduct additional clinical trials or may decide to abandon a drug candidate, in which case we may never recognize any revenue related to such candidate. Standard of care treatments may change, which may require additional clinical trials. Repeating clinical trials or conducting additional clinical trials will increase our development costs and delay the filing of an NDA and, ultimately, delay our ability to commercialize our drug candidates and generate product revenues.

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

The time it takes to obtain approval, either in the United States or foreign jurisdictions, is unpredictable, but typically takes many years, depending upon a variety of factors, including the type, complexity and novelty of the drug candidate. Obtaining approval requires substantial resources and is subject to regulatory authorities’ substantial discretion.  In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. We cannot guarantee that any of our drug candidates will ultimately be approved by the FDA or any other regulatory authority, or the length of time obtaining approval will take.  One of our drug candidates, Archexin, is an ASO compound. To date, the FDA has approved very few ASO compounds.  In addition, Archexin is in the drug class known as Akt-1 inhibitors that to date have not been approved by the FDA, nor have we submitted an NDA for an Akt-1 inhibitor.

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

The FDA or a comparable foreign authority may require us to conduct additional pre-clinical and clinical testing, which may delay or prevent approval and our commercialization plans or cause us to abandon the development program.  Further, any approval we receive may be for fewer or more limited indications than we request, may not include labeling claims necessary for successful commercialization of the product candidate, or may be contingent upon our conducting costly post-marketing clinical trials.  Any of these scenarios could materially harm the commercial prospects of a product candidate.

Even if our product candidates obtain approval, they may face future development and regulatory difficulties that can negatively affect commercial prospects.

Even if we obtain approval for a product candidate, it would be subject to ongoing regulatory requirements and restrictions of the FDA and comparable regulatory authorities regarding manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting.  Failure by us or any of the third parties on which we rely to meet those requirements can lead to enforcement action, among other consequences, that could significantly impair our ability to successfully commercialize a given product.  If the FDA or a comparable regulatory authority becomes aware of new safety information, it can impose additional restrictions on how the product is marketed or may seek to withdraw marketing approval altogether.

There is no assurance that any of our products that has received or will receive orphan drug designation will subsequently obtain orphan drug exclusivity, or that any such exclusivity will provide the desired benefit.

Although we have obtained orphan drug designation for several uses of Archexin and one use of RX-3117 and may obtain additional orphan drug designation for these or other product candidates, we are not assured of being awarded orphan drug exclusivity or realizing the benefits of such exclusivity, even if any of these products is approved for its orphan-designated use.  If another company also holding orphan drug designation for a product containing the same active moiety intended for the same rare disease or condition receives approval before our orphan-designated product, approval of our product could be precluded for seven years because of that product’s orphan drug exclusivity, unless we could demonstrate our product to be clinically superior to the earlier-approved product.  Similarly, even if our orphan designated drug were approved first and awarded seven-year orphan drug exclusivity, it would not block approval of the other product if that product were shown to be clinically superior, or if we fail to assure a sufficient quantity of our orphan drug.  Additionally, because orphan drug exclusivity is product- and indication-specific, it does not prevent approval of another drug for the same orphan indication or the same drug for a different use.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves our drug candidates, physicians and patients may not accept and use them. Future acceptance and use of our products will depend upon a number of factors including, but not limited to:

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

In the past, payors have implemented reimbursement metrics and periodically revised those metrics as well as the methodologies used as the basis for reimbursement rates, such as ASP, AMP and actual acquisition cost.  The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates.  CMS, surveys and publishes retail community pharmacy acquisition cost information in the form of NADAC files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.  It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products for which we receive regulatory approval.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the FSS, pricing program, established by Section 603 of the VHCA.  Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, Department of Veterans Affairs, DoD, Public Health Service, and Coast Guard, that is no higher than the statutory Federal Ceiling Price.  Moreover, pursuant to regulations issued by the DoD TMA, now the DHA, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.  The formula for determining the rebate is established in the regulations and is based on the difference between the annual non-federal average manufacturer price and the Federal Ceiling Price (these price points are required to be calculated by us under the VHCA). The requirements under the 340B, FSS, and TRICARE programs could reduce the revenue we may generate from any products that are commercialized in the future and could adversely affect our business and operating results.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”).  This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.  On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act.  These regulations become effective on April 1, 2016.  It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.

The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.  Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2016, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.  Furthermore, the new law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.”

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.  For example, recent legislative enactments have resulted in Medicare payments being subject to a two percent reduction, referred to as sequestration, until 2025. Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Law prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

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

Large pharmaceutical companies currently sell both generic and proprietary compounds for the treatment of cancer. In addition, companies developing oncology therapies represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staff and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations. Our competitors may succeed in developing products that are more effective and/or safe than ours, which could render our product candidates less competitive prior to recovery by us of expenses incurred with respect to their development.

If we are unable to successfully manage our growth, our business may be harmed.

In addition to our own internally developed drug candidates, we are actively seeking opportunities to in-license compounds in oncology and other therapeutic areas that are strategic additions to our product pipeline. Such additional drug candidates could significantly increase our capital requirements and place further strain on our resources, including on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates. As of December 31, 2015, we had 20 full-time employees. We may need to hire more employees as our product pipeline and operations expand, further increasing the size of our organization and related expenses. If we are unable to manage our growth effectively, we may not efficiently use our resources, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

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

Our key personnel, especially Dr. Chang H. Ahn, our Chairman Emeritus and Chief Scientist, Dr. Peter Suzdak, our Chief Executive Officer, Dr. Ely Benaim, our Chief Medical Officer, and Dr. Tae Heum Jeong, our Chief Financial Officer, provide critical technical knowledge and expertise.  The loss of Dr. Ahn, Dr. Suzdak, Dr. Benaim, Dr. Jeong, or any of the other members of our management team, could result in delays in product development and diversion of management resources, which could adversely affect our operating results. We do not have “key person” life insurance policies for any of our executive officers.

Risks Related to Reliance on Third Parties

Much of our drug development program depends upon third-party researchers, and thus the conduct and completion of our clinical trials are, to some extent, beyond our control.

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

Our reliance on third-party manufacturers exposes us to the following potential risks:

•	We may be unable to contract with third-party manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited and potential manufacturers are subject to FDA approval. FDA approval requires testing and compliance inspections. In addition, any new manufacturer would have to be qualified and approved to produce our products after receipt of FDA approval, if any;

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any;

•	Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials through completion or to successfully produce, store and distribute our commercial products, if approved;

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other government agencies to ensure compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures;

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such improvements; and

•	A third-party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours.

Each of these risks could delay or have other adverse impacts on our clinical trials and the approval and commercialization of our drug candidates, potentially resulting in higher costs, reduced revenues or both.

We have no experience selling, marketing or distributing products and currently no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. While we intend to have a role in the commercialization of our products, we do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of our proposed products. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships with other companies that have sales, marketing and distribution capabilities, a strategic interest in the products under development, and the ability to successfully market and sell our products. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with the necessary expertise. We cannot assure you that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted at this early stage of our development. We cannot assure you that such efforts will be successful. In addition, we cannot assure you that we will be able to market and sell our products in the United States or overseas.

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder and interest on bank account balances and short-term investments. Our accumulated deficit as of December 31, 2015 and 2014 was $105,716,864 and $91,332,308, respectively. For the years ended December 31, 2015, 2014, and 2013, we had net losses of $14,384,556, $18,521,601 and $9,499,424, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

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

We lease approximately 7,103 square feet of office space in Rockville, Maryland.  We also lease approximately 1,100 square feet of laboratory space in Gaithersburg, Maryland.  The laboratory space is equipped with the requisite laboratory services required to conduct our business and we believe our existing facilities are adequate to meet our needs for the foreseeable future.  The office lease, which commenced on June 29, 2009, expires in June 2019.  The laboratory lease, which commenced on July 1, 2015 expires in June 2020.  We do not own any real property.

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE MKT, under the ticker symbol “RNN”.  As of March 11, 2016, there were approximately 66 stockholders of record of our common stock.  The following table sets forth the high and low sales prices of our common shares as reported on the NYSE MKT during the periods indicated.

Period	High	Low

2014
First Quarter	1.85	0.50
Second Quarter	1.29	0.78
Third Quarter	0.89	0.65
Fourth Quarter	0.82	0.65
2015
First Quarter	0.96	0.69
Second Quarter	0.81	0.60
Third Quarter	0.66	0.48
Fourth Quarter	0.53	0.35

Dividends

We have not paid any cash dividends on common stock and do not expect to do so in the foreseeable future.  We anticipate that any earnings generated from future operations will be used to finance our operations.  No restrictions exist upon our ability to pay dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2015.

Recent Sales of Unregistered Equity Securities

As previously disclosed, pursuant to an engagement letter agreement, dated November 5, 2015, with H.C. Wainwright & Co., LLC, on November 12, 2015, we issued warrants to purchase 833,333 shares of our common stock (the “Placement Agent Warrants”) to designees of Rodman & Renshaw (“Rodman”), a unit of H.C. Wainwright & Co., LLC, as partial consideration for Rodman’s services as placement agent in connection with a registered direct offering of our common stock and warrants.  The common stock issuable upon exercise of the warrants is expected to be issued and the Placement Agent Warrants were offered and sold by us in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving any public offering.  The Placement Agent Warrants have an exercise price of $0.53 per share and are exercisable at any time from May 13, 2016 to November 6, 2020.

Performance Graph

The following graph compares the cumulative total stockholder return on $100 of our common stock for the period beginning December 31, 2010 through December 31, 2015, with the cumulative total return over such period for an identical investment in i) the NYSE Arca Biotechnology Index or ii) the NYSE MKT Composite Index.  This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

$300
$250
$200
$150
$100
$50
$-
12/10
12/11
12/12
12/13
12/14
12/15
Rexahn Pharmaceuticals, Inc.
NYSE Arca Biotechnology Index
NYSE MKT Composite Index

Item 6.	Selected Financial Data.

The following selected data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included elsewhere in this Annual Report.

	For the Year Ended December 31,
Statement of Operations Data:	2015	2014	2013	2012	2011
Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative	6,115,210	6,253,328	4,725,699	3,186,634	4,138,926
Research and development	12,148,226	7,015,901	3,253,139	3,392,896	11,992,087
Total expenses	18,263,436	13,269,229	7,978,838	6,579,530	16,131,013
Loss from operations	(18,263,436)	(13,269,229)	(7,978,838)	(6,579,530)	(16,131,013)
Other Income (Expense), net	3,878,880	(5,252,372)	(1,520,586)	352,860	4,786,063
Net Loss	$(14,384,556)	$(18,521,601)	$(9,499,424)	$(6,226,670)	$(11,344,950)
Net Loss per share, basic and diluted	$(0.08)	$(0.11)	$(0.07)	$(0.06)	$(0.12)
Weighted average shares outstanding, basic and diluted	182,388,226	176,106,981	128,649,303	97,138,233	93,048,490

	As of December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
Cash, Cash Equivalents, and Marketable Securities	$23,439,526	$32,698,296	$18,788,031	$13,586,543	$11,811,488
Working Capital	$22,000,046	$30,970,020	$18,361,438	$12,923,514	$10,977,936
Total Assets	$24,805,029	$33,533,060	$19,556,498	$14,919,308	$13,689,648
Warrant Liabilities	$2,739,163	$3,768,351	$5,034,058	$2,842,065	$868,725
Accumulated Deficit	$(105,716,864)	$(91,332,308)	$(72,810,707)	$(63,311,283)	$(57,084,613)
Total Stockholders' Equity	$18,775,548	$26,580,491	$12,625,488	$9,533,989	$10,706,130
Common shares outstanding	197,413,785	178,253,318	146,717,795	119,428,989	95,345,656

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our financial statements and the related notes, which are included in this Annual Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements.  See “Cautionary Statement Regarding Forward‑Looking Statements.”  You should also review the “Risk Factors” section under this Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

OVERVIEW

We are a clinical stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer. Our mission is to improve the lives of cancer patients by developing next-generation cancer therapies that are designed to maximize efficacy while minimizing the toxicity and side effects traditionally associated with cancer treatment. Our clinical pipeline features one product candidate in Phase II clinical development, two product candidates in Phase I clinical development and additional compounds in pre-clinical development. Our strategy is to continue building a significant pipeline of innovative oncology product candidates that we will commercialize alone or with partners.

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

Warrant Liabilities

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” we record warrant liabilities at fair value due to provisions in our warrant agreements, as discussed further in Note 12, Warrants, in the Notes to the Financial Statements of Item 8 of this Annual Report.  We reevaluate the fair value of our warrants at each reporting period, and changes in the fair value between reporting periods is recorded as “unrealized gain (loss) on fair value of warrants” in the statement of operations.

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

Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off‑balance sheet risk and credit risk concentration.  We do not have significant off‑balance sheet risk or credit concentration.  We maintain cash and short-term investments with major financial institutions.  From time to time we have funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2015, our uninsured cash balance was $9,554,878. Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

Recently Issued Accounting Standards

See Note 2, “Summary of Significant Accounting Policies in the Notes to the Financial Statements”, in the Notes to Financial Statements of this Annual Report for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Total Revenues

We had no revenues for the years ended December 31, 2015 or 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased $138,118, or 2.2%, to $6,115,210 for the year ended December 31, 2015 from $6,253,328 for the year ended December 31, 2014.  The year over year decrease is primarily attributable to a decrease in professional fees.

Research and Development Expenses

Research and development expenses increased $5,132,325, or 73.2%, to $12,148,226 for the year ended December 31, 2015, from $7,015,901 for the year ended December 31, 2014.  The increase is primarily attributable to the advancement of our drug candidates.  During the year ended December 31, 2015, we incurred additional clinical trial and drug manufacturing costs as we have advanced our clinical trials for Archexin, RX-3117 and Supinoxin.  The increase is also partially attributable to an increase in personnel expenses.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014
Clinical Candidates:
Archexin	$1,547,000	$1,215,000
RX-3117	4,062,000	1,897,000
Supinoxin	2,839,000	1,351,000

Pre-clinical, Personnel and Overhead	3,700,226	2,552,901

Total Research and Development Expenses	$12,148,226	$7,015,901

Interest Income

Interest income decreased $30,638 or 22.9% to $103,269 for the year ended December 31, 2015 from $133,907 for the year ended December 31, 2014.  The decrease is primarily attributable to lower aggregate balances of cash, cash equivalents, and marketable securities for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the years ended December 31, 2015 and 2014, we recorded unrealized gains (losses) on the fair value of our warrants of $3,986,727 and $(5,180,107) respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external market factors. The unrealized gain for the year ended December 31, 2015 primarily resulted from a decreased stock price underlying the common stock at December 31, 2015, while the unrealized loss for the year ended December 31, 2014 primarily resulted from an increased price of the underlying common stock at December 31, 2014 and on the dates during the year when warrant holders exercised their warrants.

Financing Expense

We incurred $211,116 and $206,172 of financing expenses during the years ended December 31, 2015 and 2014, respectively, related to our registered direct offerings in November 2015 and January 2014, respectively.

Net Loss

As a result of the above, net loss for the years ended December 31, 2015 and 2014 was $14,384,556 and $18,521,601 or $0.08 and $0.11 per share, respectively.

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

Research and Development Expenses

Research and development expenses increased $3,762,762, or 115.7%, to $7,015,901 for the year ended December 31 2014, from $3,253,139 for the year ended December 31, 2013.  The increase is primarily attributable to our drug candidates advancing further through clinical development.  During the year ended December 31, 2014, one of our drug candidates, Archexin, entered a Phase IIa clinical trial to study its safety and efficacy in patients with metastatic renal cell carcinoma (“RCC”) and another drug candidate, RX-3117, entered a Phase Ib clinical trial to study its safety and efficacy in patients with solid tumors. Our Phase I trial for Supinoxin was initiated in August 2013 and continued through 2014. Research and development personnel and overhead increased due to the hiring of additional personnel.

The table below summarizes the approximate amounts spent on each of our research and development projects for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
Clinical Candidates:
Archexin	$1,215,000	$144,300
RX-3117	1,897,000	402,000
Supinoxin	1,351,000	784,800

Pre-clinical, Personnel and Overhead	2,552,901	1,922,039

Total Research and Development Expenses	$7,015,901	$3,253,139

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

Research and Development Projects

Research and development costs are expensed as incurred.  These costs consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, Archexin, RX-3117 and Supinoxin, and our pre-clinical stage drug candidate, RX-21101.  As we expand our clinical studies, we expect to enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, Archexin, RX-3117 and Supinoxin, is uncertain, and because RX-21101 is in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates, if any.  If these projects are not completed as planned, our results of operations and financial condition would be negatively affected.

Archexin

Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  Additional information about Archexin, including about the ongoing two-stage Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic renal cell carcinoma to evaluate its safety and efficacy, can be found in Item 1 to this Annual Report.  We expect that expenses related to Archexin will increase slightly in 2016 compared to 2015 as we begin Stage 2 of the trial.

RX-3117

 RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, lung, cervical, non-small cell lung cancer and colon cancer.  Additional information about RX-3117, including about the current Phase Ib clinical trial to study the safety, tolerability, dose-limiting toxicities and MTD in patients with solid tumors, can be found in Item 1 of this Annual Report.  We expect that expenses related to RX-3117 will increase slightly in 2016 compared to 2015 as we expect to reach the MTD/recommended Phase Ib/IIa dose in the first half of 2016 and will continue development with a two arm Phase Ib/IIa study.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68 results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  Additional information about Supinoxin, including about the current Phase I dose-escalation clinical trial in cancer patients with solid tumors designed to evaluate the safety, tolerability, dose-limiting toxicities and MTD, can be found in Item 1 of this Annual Report.  We expect that expenses related to Supinoxin will increase slightly in 2016 compared to 2015 as we expect to reach the MTD/recommended Phase Ib/IIa dose in the first half of 2016 and will continue development with a two arm Phase Ib/IIa study.

Pre-clinical Pipeline

We expect that expenses related to our pre-clinical pipeline, including RX-21101, will remain flat in 2016 compared to 2015 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

The table below summarizes our net cash flow activity:

	For the Year Ended December 31,
	2015	2014	2013
Net Cash Used in Operating Activities	$(17,351,950)	$(11,041,211)	$(7,984,856)
Net Cash Provided by (Used In) Investing Activities	9,554,394	(22,661,045)	845,522
Net Cash Provided by Financing Activities	8,170,751	24,840,470	12,340,822
Net Increase (Decrease) in Cash and Cash Equivalents	$373,195	$(8,861,786)	$5,201,488

Cash used in operating activities was $17,351,950 for the year ended December 31, 2015.  The operating cash flows during the year ended December 31, 2015 reflect our net loss of $14,384,556, an unrealized gain on the fair value of warrants of $3,986,727 and a net decrease of cash components of working capital and non-cash charges totaling $1,019,333.  Cash used in operating activities was $11,041,211 for the year ended December 31, 2014.  The operating cash flows during the year ended December 31, 2014 reflect our net loss of $18,521,601, which includes an unrealized loss on fair value of warrants of $5,180,107 and a net increase of cash components of working capital and other non-cash charges totaling $2,300,283.  Cash used in operating activities was $7,984,856 for the year ended December 31, 2013, which reflects our net loss of $9,499,424 and a net increase of cash components of working capital and non-cash charges totaling $1,514,568.  The significant increases in cash used in operating activities for the years ended December 31, 2015 and 2014 were primarily due to increases in research and development expenses as we continued to develop our product candidates.

Cash provided by investing activities was $9,554,394 for the year ended December 31, 2015, which consisted of $17,525,000 from the redemption of marketable securities, offset by $7,908,304 and $62,302 for the purchases of marketable securities and equipment, respectively. Cash used in investing activities was $22,661,045 for the year ended December 31, 2014, which consisted of $26,075,926 and $41,249 for the purchases of marketable securities and equipment, respectively, offset by a decrease in restricted cash equivalents of $196,130 and $3,260,000 from the redemption of marketable securities.  Cash provided by investing activities for the year ended December 31, 2013 was $845,522, which consisted of a decrease in restricted cash equivalents of $895,671, offset by $50,149 for the purchase of equipment.

Cash provided by financing activities was $8,170,751 for the year ended December 31, 2015, which consisted of net proceeds of $7,439,809 from our registered direct public offering and our at market issuance agreement, and proceeds of $708,617 and $22,325 received from the exercise of stock options and stock warrants, respectively.  Cash provided by financing activities was $24,840,470 for the year ended December 31, 2014, which consisted of net proceeds of $18,634,247 from our registered direct public offering in January 2014, $258,955 from the exercise of stock options and $5,947,268 from the exercise of warrants.  Cash provided by financing activities was $12,340,822 for the year ended December 31, 2013, which consisted of net proceeds of $10,041,155 from our registered direct public offerings in July and October, 2013, $90,000 from the exercise of stock options, and $2,209,667 from the exercise of warrants.

Financings

On July 26, 2013 we closed a registered direct public offering of 11,400,000 shares of common stock and warrants to purchase up to 3,990,000 shares of common stock.  The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.35 shares of common stock at a price of $0.50 per unit, and the warrants have an exercise price of $0.59 per share.  The total gross proceeds of the offering were $5,700,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date.

On October 16, 2013 we closed a registered direct public offering of 10,192,309 shares of common stock and warrants to purchase up to 3,567,309 shares of common stock.  The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.35 shares of common stock at a price of $0.52 per unit, and the warrants have an exercise price of $0.575 per share.  The total gross proceeds of the offering were $5,300,001.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the closing date.

On January 21, 2014 we closed a registered direct public offering of 19,047,620 shares of common stock and warrants to purchase up to 4,761,905 shares of common stock.  The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.25 shares of common stock, at a price of $1.05 per unit, and the warrants have an exercise price of $1.28 per share.  The total gross proceeds of the offering were $20,000,001.  The warrants issued are exercisable beginning six months and one day after the closing date until the five-year anniversary of the closing date.

On November 12, 2015 we closed a registered direct public offering of 16,666,667 shares of common stock and warrants to purchase up to 12,500,000 shares of common stock.  The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock at a price of $0.42 per unit, and the warrants have an exercise price of $0.53 per share.  The total gross proceeds of the offering were $7,000,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the initial exercise date.

On March 2, 2016 we closed a registered direct public offering of 15,625,000 shares of common stock and warrants to purchase up to 11,718,750 shares of common stock.  The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock at a price of $0.32 per unit, and the warrants have an exercise price of $0.42 per share.  The total gross proceeds of the offering were $5,000,000.  The warrants are exercisable beginning six months after the closing date until the five-year anniversary of the initial exercise date.

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

At Market Issuance Sales Agreement

On March 16, 2015, we entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $40 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions.  Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015.  We will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV.  During the year ended December 31, 2015, we sold 1,407,072 shares of common stock pursuant to the Sales Agreement for $1,042,573 in gross proceeds at a weighted average price of $0.7410 per share.  Net proceeds to us were $1,005,715 after deducting commissions and other transaction costs. We are not obligated to make any further sales under the Sales Agreement and no assurance can be given that we will sell any further shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.  Pursuant to the securities purchase agreement entered into in connection with our registered direct offering, which closed on March 2, 2016, we are prohibited from selling shares under the Sales Agreement until March 2, 2017.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

	Total	Less than 1 year	1 -3 Years	3-5 Years	More than 5 years
Operating Leases	$951,296	$269,733	$494,140	$187,423	$-

We also have obligations under various license agreements that become due and payable on the achievement of certain development, regulatory, or commercial milestones.  We have not included these commitments on our balance sheet or in the above table of contractual obligations because the achievement and timing of these events is neither fixed nor determinable.

We have contracted with various vendors for research and development services, the terms of which require payments over the term of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2015, the total estimated cost to complete these agreements was approximately $9,380,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements, and therefore, are not included in the above table of contractual obligations.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. We believe our cash, cash equivalents, and marketable securities will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months.

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

For the year ended December 31, 2015, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At December 31, 2015, our cash was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015 our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rexahn Pharmaceuticals, Inc.

We have audited Rexahn Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rexahn Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

In our opinion, Rexahn Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Rexahn Pharmaceuticals Inc., and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Wyomissing, Pennsylvania
March 14, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2016 Proxy Statement to be filed with the SEC within 120 days of December 31, 2015 and is incorporated into this Annual Report by reference.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our 2016 Proxy Statement to be filed with the SEC within 120 days of December 31, 2015 and is incorporated into this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2016 Proxy Statement to be filed with the SEC within 120 days of December 31, 2015 and is incorporated into this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions; and Director Independence.

The information required by this Item is set forth in our 2016 Proxy Statement to be filed with the SEC within 120 days of December 31, 2015 and is incorporated into this Annual Report by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2016 Proxy Statement to be filed with the SEC within 120 days of December 31, 2015 and is incorporated into this Annual Report by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

(1)	The following documents are filed as a part of this Annual Report:

	Report of Baker Tilly Virchow Krause, LLP	F-1

	Balance Sheet as of December 31, 2015 and December 31, 2014	F-2

	Statement of Operations for the years ended December 31, 2015, 2014 and 2013	F-3

	Statement of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	F-4

	Statement of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013	F-5

	Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-6

	Notes to the Financial Statements	F-7

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See the accompanying Index to Exhibits filed as a part of this Annual Report, which list is incorporated by reference in this Item.

(b)	See the accompanying Index to Exhibits filed as a part of this Annual Report.

(c)	Other schedules are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.

By:	/s/ Peter D. Suzdak
Peter D. Suzdak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Peter Suzdak*	Chief Executive Officer and	March 14, 2016
Peter Suzdak	Director (Principal Executive Officer)

/s/ Tae Heum Jeong*	Chief Financial Officer, and	March 14, 2016
Tae Heum Jeong	Secretary (Principal Financial and Accounting Officer)

/s/ Peter Brandt*	Chairman	March 14, 2016
Peter Brandt

/s/ Chang H. Ahn*	Director	March 14, 2016
Chang H. Ahn

/s/ Charles Beever*	Director	March 14, 2016
Charles Beever

/s/ Kwang Soo Cheong*	Director	March 14, 2016
Kwang Soo Cheong

/s/ Mark Carthy*	Director	March 14, 2016
Mark Carthy

/s/ Richard J. Rodgers*	Director	March 14, 2016
Richard J. Rodgers

* By: /s/ Tae Heum Jeong, Attorney-in Fact
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rexahn Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Rexahn Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexahn Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Wyomissing, Pennsylvania
March 14, 2016

REXAHN PHARMACEUTICALS, INC.
Balance Sheet

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$10,199,440	$9,826,245
Marketable securities	13,240,086	22,872,051
Prepaid expenses and other current assets	1,221,818	730,987
Total Current Assets	24,661,344	33,429,283
Security Deposits	30,785	25,681
Equipment, Net	112,900	78,096
Total Assets	$24,805,029	$33,533,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,661,298	$2,459,263

Deferred Research and Development Arrangement	525,000	600,000

Other Liabilities	104,020	124,955

Warrant Liabilities	2,739,163	3,768,351

Total Liabilities	6,029,481	6,952,569
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 197,413,785 and 178,366,533 issued and 197,413,785 and 178,253,318 outstanding	19,741	17,837
Additional paid-in capital	124,490,712	118,057,019
Accumulated other comprehensive loss	(18,041)	(33,647)
Accumulated deficit	(105,716,864)	(91,332,308)
Treasury stock, 0 and 113,215 shares, at cost	-	(128,410)

Total Stockholders’ Equity	18,775,548	26,580,491

Total Liabilities and Stockholders’ Equity	$24,805,029	$33,533,060

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Operations

	For the Year Ended December 31,
	2015	2014	2013
Revenues:	$-	$-	$-

Expenses:
General and administrative	6,115,210	6,253,328	4,725,699
Research and development	12,148,226	7,015,901	3,253,139

Total Expenses	18,263,436	13,269,229	7,978,838

Loss from Operations	(18,263,436)	(13,269,229)	(7,978,838)

Other Income (Expense)
Interest income	103,269	133,907	49,280
Unrealized gain (loss) on fair value of warrants	3,986,727	(5,180,107)	(1,365,654)
Financing expense	(211,116)	(206,172)	(204,212)
Total Other Income (Expense)	3,878,880	(5,252,372)	(1,520,586)

Net Loss Before Provision for Income Taxes	(14,384,556)	(18,521,601)	(9,499,424)
Provision for income taxes	-	-	-
Net Loss	$(14,384,556)	$(18,521,601)	$(9,499,424)

Net loss per share, basic and diluted	$(0.08)	$(0.11)	$(0.07)

Weighted average shares outstanding, basic and diluted	182,388,226	176,106,981	128,649,303

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Comprehensive Loss

	For the Year Ended December 31,
	2015	2014	2013

Net Loss	$(14,384,556)	$(18,521,601)	$(9,499,424)

Unrealized gain (loss) on available-for-sale securities	15,606	(33,647)	-

Comprehensive Loss	$(14,368,950)	$(18,555,248)	$(9,499,424)

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Stockholders’ Equity
For the Year Ended December 31, 2015, 2014 and 2013

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at December 31, 2012	119,443,194	11,944	72,861,738	(63,311,283)	14,205	(28,410)	-	9,533,989
Issuance of common stock and units	21,592,309	2,159	8,631,696	-	-	-	-	8,633,855
Stock issuance costs	-	-	(952,490)	-	-	-	-	(952,490)
Common stock issued in exchange for services	640,000	64	306,736	-	-	-	-	306,800
Stock options exercised	375,000	38	89,962	-	-	-	-	90,000
Stock warrants exercised	4,681,497	468	3,946,862	-	-	-	-	3,947,330
Stock based compensation	-	-	565,428	-	-	-	-	565,428
Net loss	-	-	-	(9,499,424)	-	-	-	(9,499,424)
Balances at December 31, 2013	146,732,000	$14,673	$85,449,932	$(72,810,707)	14,205	$(28,410)	$-	$12,625,488
Issuance of common stock and units	19,047,620	1,905	16,306,667	-	-	--	-	16,308,572
Stock issuance costs	-	-	(1,159,582)	-	-	-	-	(1,159,582)
Common stock issued in exchange for services	400,000	40	408,960	-	-	-	-	409,000
Stock options exercised	448,693	45	358,910	-	-	-	-	358,955
Shares surrendered for net stock option exercise	-	-	-	-	99,010	(100,000)	-	(100,000)
Stock warrants exercised	11,738,220	1,174	16,083,337	-	-	-	-	16,084,511
Stock based compensation	-	-	608,795	-	-	-	-	608,795
Net loss	-	-	-	(18,521,601)	-	-	-	(18,521,601)
Other comprehensive loss	-	-	-	-	-	-	(33,647)	(33,647)
Balances at December 31, 2014	178,366,533	$17,837	$118,057,019	$(91,332,308)	113,215	$(128,410)	$(33,647)	$26,580,491
Issuance of common stock and units	18,073,739	1,807	5,248,266	-	-	-	-	5,250,073
Stock issuance costs	-	-	(566,065)	-	-	-	-	(566,065)
Common stock issued in exchange for services	150,000	15	101,985	-	-	-	-	102,000
Stock options exercised	889,428	89	708,528	-	-	-	-	708,617
Stock warrants exercised	47,300	4	31,699	-	-	-	-	31,703
Stock based compensation	-	-	1,037,679	-	-	-	-	1,037,679
Retirement of treasury stock	(113,215)	(11)	(128,399)	-	(113,215)	128,410	-	-
Net loss	-	-	-	(14,384,556)	-	-	-	(14,384,556)
Other comprehensive loss	-	-	-	-	-	-	15,606	15,606
Balances at December 31, 2015	197,413,785	$19,741	$124,490,712	$(105,716,864)	-	$-	$(18,041)	$18,775,548

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(14,384,556)	$(18,521,601)	$(9,499,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	102,000	409,000	306,800
Depreciation and amortization	27,498	28,325	37,133
Amortization of premiums and discounts on marketable securities, net	30,875	10,228	-
Stock-based compensation	1,037,679	608,795	565,428
Amortization of deferred research and development arrangements	(75,000)	(233,630)	(792,370)
Unrealized (gain) loss on fair value of warrants	(3,986,727)	5,180,107	1,365,654
Financing expense	211,116	206,172	204,212
Amortization of deferred lease incentive	(12,443)	(12,443)	(16,222)
Deferred lease expenses	(8,492)	7,834	25,709
Changes in assets and liabilities:
Prepaid expenses and other assets	(495,935)	(249,503)	(263,697)
Accounts payable and accrued expenses	202,035	1,525,505	81,921
Net Cash Used in Operating Activities	(17,351,950)	(11,041,211)	(7,984,856)
Cash Flows from Investing Activities:
Restricted cash equivalents	-	196,130	895,671
Purchase of equipment	(62,302)	(41,249)	(50,149)
Purchase of marketable securities	(7,908,304)	(26,075,926)	-
Redemption of marketable securities	17,525,000	3,260,000	-
Net Cash Provided by (Used In) Investing Activities	9,554,394	(22,661,045)	845,522
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	7,439,809	18,634,247	10,041,155
Proceeds from exercise of stock options	708,617	258,955	90,000
Proceeds from exercise of stock warrants	22,325	5,947,268	2,209,667
Net Cash Provided by Financing Activities	8,170,751	24,840,470	12,340,822
Net Increase (Decrease) in Cash and Cash Equivalents	373,195	(8,861,786)	5,201,488
Cash and Cash Equivalents – beginning of period	9,826,245	18,688,031	13,486,543
Cash and Cash Equivalents - end of period	$10,199,440	$9,826,245	$18,688,031
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$2,966,917	$3,691,429	$2,564,002
Warrant liability extinguishment from exercise of warrants	$9,378	$10,137,243	$1,737,663
Shares withheld for net stock option exercise	$-	$100,000	$-
Leasehold improvement incentive	$-	$-	$54,660
Retirement of treasury stock	$128,410	$-	$-

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company,”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $105,716,864 at December 31, 2015 and anticipates incurring losses through fiscal year 2016 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

2.	Summary of Significant Accounting Policies

a)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short‑term investments purchased with remaining maturities of three months or less at acquisition.

b)  Marketable Securities

Marketable securities are considered “available-for-sale” in accordance with Financial Statement Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) 320, “Debt and Equity Securities”, and thus are reported at fair value in the Company’s accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Amounts reclassified out of accumulated other comprehensive loss into realized gains and losses are accounted for on the basis of specific identification and are included in other income or expense in the statement of operations.  The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in Rexahn Pharmaceuticals’ current operations.

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

REXAHN PHARMACEUTICALS, INC.
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

i)   Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off balance sheet risk and credit risk concentration.  The Company does not have significant off‑balance sheet risk or credit concentration.  The Company maintains cash and cash equivalents with major financial institutions.  From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2015, the Company’s uninsured cash balance was $9,554,878. Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

j)   Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no material effect on the financial statements.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

k)  Recent Accounting Pronouncements Affecting the Company

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  On August 12, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date and interim periods therein.  Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and future operating results.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease arrangements for a period greater than 12 months result in an entity recognizing an asset and a liability.  ASU 2016-02 will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We have not evaluated the impact that the adoption of this guidance will have on our financial statements.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

3.	Marketable Securities

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2015 and 2014:

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$6,240,000	$571	$(5,575)	$6,234,996
Commercial Paper	2,981,307	-	(3,737)	2,977,570
Corporate Bonds	4,036,820	-	(9,300)	4,027,520
Total Marketable Securities	$13,258,127	$571	$(18,612)	$13,240,086

	December 31, 2014
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$18,865,000	$60	$(26,789)	$18,838,271
Commercial Paper	1,998,001	62	(153)	1,997,910
Corporate Bonds	2,042,697	-	(6,827)	2,035,870
Total Marketable Securities	$22,905,698	$122	$(33,769)	$22,872,051

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of December 31, 2015, the Company had 15 certificates of deposit with a fair value of $3,594,425 and unrealized losses of $5,575, three commercial papers with a fair value of $2,977,570 and unrealized losses of $3,737, and three corporate bonds with a fair value of $3,025,320 and unrealized losses of $7,625, all of which have been unrealized losses for less than 12 months.  The Company has one corporate bond with a fair value of $1,002,200 and unrealized losses of $1,675 which has been an unrealized loss for greater than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon the Company’s securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of December 31, 2015, all of the Company’s marketable securities are expected to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

4.	Prepaid Expenses and Other Current Assets

	December 31, 2015	December 31, 2014

Deposits on contracts	$501,170	$369,811
Prepaid expenses and other current assets	720,648	361,176

	$1,221,818	$730,987

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	December 31, 2015	December 31, 2014

Furniture and fixtures	$78,794	$70,320
Office and computer equipment	105,266	57,893
Lab equipment	431,650	425,195
Leasehold improvements	133,762	133,762

Total equipment	749,472	687,170
Less: Accumulated depreciation and amortization	(636,572)	(609,074)

Net carrying amount	$112,900	$78,096

6.	Accounts Payable and Accrued Expenses

	December 31, 2015	December 31, 2014

Trade payables	$774,543	$706,781
Accrued expenses	92,752	56,884
Accrued research and development contract costs	1,515,151	1,078,532
Payroll liabilities	278,852	617,066

	$2,661,298	$2,459,263

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

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $75,000 for each of the years ended December 31, 2015, 2014 and 2013.  The remaining $525,000 and $600,000 to be amortized at December 31, 2015 and 2014, respectively, are reflected as deferred research and development arrangements on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2017.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

The Company previously had an arrangement with Teva Pharmaceutical Industries Limited (“Teva”) where Teva provided funds for the pre-clinical development of RX-3117.  The proceeds received from Teva were recorded as restricted cash and as a deferred research and development arrangement on the balance sheet.  Costs paid for the development of RX-3117 reduced the deferred research and development arrangement and therefore were not an expense in the Company’s statement of operations.  During the years ended December 31, 2014 and 2013, $158,630 and $717,730 was reduced from deferred research and development arrangements.  As of December 31, 2014, there were no proceeds remaining, and therefore, no deferred research and development liability relating to Teva.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

8.	Other Liabilities

Deferred Lease Incentive

On June 29, 2009, the Company entered into a five-year office lease agreement which is further discussed in Note 14.  The lessor agreed to grant a leasehold improvement allowance of $100,000 to the Company to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the five-year term of the office lease.

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

The following table sets forth the cumulative deferred lease incentive:

	December 31, 2015	December 31, 2014

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(111,108)	(98,665)

Balance	$43,552	$55,995

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the following six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $60,468 and $68,960 as of December 31, 2015 and 2014, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of December 31, 2015, 2014 and 2013, there were stock options and warrants to acquire, in the aggregate, 39,082,886, 24,606,677 and 34,325,663 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

10.	Common Stock

The following transactions occurred during the years ended December 31, 2015, 2014 and 2013:

Public Offerings

July 2013

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

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,700,000

Allocated to warrant liabilities:	1,295,952
Allocated to common stock and additional paid-in capital	4,404,048

Total allocated gross proceeds:	$5,700,000

The closing costs of $637,334 included 456,000 warrants valued at $110,489 and $526,845 for placement agent and other fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $112,559 to financing expense and $524,775 as stock issuance costs.

October 2013

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

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,300,001

Allocated to warrant liabilities:	1,070,193
Allocated to common stock and additional paid-in capital	4,229,808

Total allocated gross proceeds:	$5,300,001

The closing costs of $519,368 included 407,692 warrants valued at $87,368 and $432,000 for placement agent and other fees. Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $91,653 to financing expense and $427,715 as stock issuance costs.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

January 2014

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

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$20,000,001

Allocated to warrant liabilities:	3,691,429
Allocated to common stock and additional paid-in capital	16,308,572

Total allocated gross proceeds:	$20,000,001

The total closing costs of the offering were $1,365,754, which consisted of placement agent and other professional fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $206,172 to financing expense and $1,159,582 as stock issuance costs.

November 2015

On November 12, 2015, the Company closed on a registered direct public offering to issue and sell 16,666,667 shares of common stock and warrants to purchase up to 12,500,000 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.75 shares of common stock, at a price of $0.42 per share, and the warrants have an exercise price of $0.53 per share.  The total gross proceeds of the offering were $7,000,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the initial exercise date and were recorded as liabilities at fair value.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$7,000,000

Allocated to warrant liabilities:	2,792,500
Allocated to common stock and additional paid-in capital	4,207,500

Total allocated gross proceeds:	$7,000,000

The closing costs of $740,323 included 833,333 warrants valued at $174,417 and $565,906 for placement agent and other fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $211,116 to financing expense and $529,207 as stock issuance costs.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

At Market Offering

On March 16, 2015, the Company entered into an at market (“ATM”) issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40 million from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015.  The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. For the year ended December 31, 2015, the Company sold 1,407,072 shares of common stock pursuant to the Sales Agreement for $1,042,573 in gross proceeds at a weighted average price of $0.7410 per share.  Net proceeds to the Company were $1,005,715 after deducting commissions and other transaction costs.  Pursuant to the securities purchase agreement entered into in connection with the Company’s registered direct offering that closed on March 2, 2016, the Company is prohibited from selling shares under the Sales Agreement until March 2, 2017.  See Note 17, “Subsequent Events”, for information on this registered direct offering.

Compensatory Shares

The Company has issued shares to vendors in exchange for services.  A summary of the shares issued, and the related market value is shown below:

Date of Issuance	Number of Shares Issued	Market Value Per Share	Total Market Value of Share Issuance
May 10, 2013	120,000	$0.31	$37,200
June 10, 2013	200,000	0.50	100,000
August 1, 2013	120,000	0.53	63,600
October 1, 2013	200,000	0.53	106,000
2013 Total	640,000		$306,800

February 10, 2014	300,000	$1.12	$336,000
August 1, 2014	100,000	0.73	73,000
2014 Total	400,000		$409,000

February 10, 2015	75,000	$0.75	$56,250
July 1, 2015	75,000	0.61	45,750
2015 Total	150,000		$102,000

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Stock Option and Stock Warrant Exercises

The table below summarizes stock options and stock warrants exercised:

	For the Year Ended December 31,
	2015	2014	2013
Stock Option Exercises
Number of shares issued	889,428	448,693	375,000
Total cash received	$708,617	$258,955	$90,000

Stock Warrant Exercises
Number of shares issued	47,300	11,738,220	4,681,497
Total cash received	$22,325	$5,947,268	$2,209,667

Treasury Stock Transactions

On April 14, 2014, an option holder exercised stock options by a net exercise.  The Company withheld 99,010 shares in treasury as payment for the $100,000 aggregate exercise price.

On December 3, 2015, the Company retired 113,215 shares of treasury stock with an aggregate purchase price of $128,410.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

11.	Stock-Based Compensation

As of December 31, 2015, the Company had 12,590,982 options outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of December 31, 2015, there were 6,912,482 options outstanding under the 2013 Plan, and 10,080,018 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of December 31, 2015, there were 5,678,500 outstanding options under the 2003 Plan.

For the majority of the grants to employees, the vesting period is either i) 30%, 30% and 40% on the first, second and third anniversaries, of the grant date, respectively, or ii) 25% each on the first four anniversaries.  Options expire between five and ten years from the date of grant. For grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

Accounting for Awards

The Company’s results of operations for the years ended December 31, 2015, 2014 and 2013 include stock-based compensation expense totaling $1,037,679, $608,795 and $565,428 respectively. Such amounts have been included in the statement of operations in general and administrative and research and development expenses.  No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Summary of Stock Compensation Expense Recognized

Total stock-based compensation recognized by the Company for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Statement of operations line item:
General and administrative	$665,063	$457,128	$503,076
Research and development	372,616	151,667	62,352

Total	$1,037,679	$608,795	$565,428

Summary of Stock Option Transactions

There were 4,201,316 stock options granted at exercise prices ranging from $0.54 to $0.89 with an aggregate fair value of $1,994,893 during the year ended December 31, 2015.  There were 2,528,499 stock options granted at exercise prices ranging from $0.68 to $1.35 with an aggregate fair value of $1,737,087 during the year ended December 31, 2014.  There were 2,450,000 stock options granted at exercise prices ranging from $0.31 to $0.61 with an aggregate fair value of $681,752 during the year ended December 31, 2013.

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

The assumptions made in calculating the fair values of options are as follows:

	Year Ended December 31,
	2015	2014	2013
Black-Scholes assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	72-80%	92-96%	94-96%
Risk free interest rate	1.2-1.7%	1.49-1.75%	0.75-1.75%
Expected term (in years)	5-6 years	5 years	5 years

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

The following table summarizes share-based transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2015	11,400,806	$0.93	5.2 years	$842,300
Granted	4,201,316	0.69
Exercised	(889,428)	0.80
Expired	(1,741,879)	1.19
Cancelled	(379,833)	0.88

Outstanding, December 31, 2015	12,590,982	$0.83	6.8 years	$26,500
Exercisable, December 31, 2015	6,702,550	$0.91	5.0 years	$16,500

The total intrinsic value of the options exercised was $99,895, $115,528 and $91,300 for the years ended December 31, 2015, 2014 and 2013, respectively.  The weighted average fair value of the options granted was $0.47, $0.69 and $0.28 for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the Company’s unvested options as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

	2015
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2015	3,233,499	$0.60
Granted	4,201,316	$0.47
Vested	(1,308,050)	$0.58
Cancelled	(238,333)	$0.57

Unvested at December 31, 2015	5,888,432	$0.51

As of December 31, 2015 there was $2,233,363 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.5 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

12.	Warrants

As of December 31, 2015, warrants to purchase 26,491,904 shares were outstanding, having exercise prices ranging from $0.41 to $1.50 and expiration dates ranging from July 5, 2016 to May 13, 2021.

	2015		2014

	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	13,205,871	$1.07	24,968,868	$0.86
Issued during the period	13,333,333	$0.53	4,761,905	$1.28
Exercised during the period	(47,300)	$0.47	(12,058,871)	$0.52
Expired during the period	-	$-	(4,466,031)	$1.59

Balance, December 31	26,491,904	$0.80	13,205,871	$1.07

At December 31, 2015 the weighted average remaining contractual life of the outstanding warrants was 3.8 years.

The warrants issued to investors in the March 2011, December 2012, November 2015 and previous offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange).  If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013, October 2013 and January 2014 offerings contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration.  In addition, the warrants issued in the March 2011, December 2012, July 2013, October 2013, January 2014, November 2015 and previous offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Significant assumptions are determined as follows:
Trading market values—Published trading market values;
Exercise price—Stated exercise price;
Term—Remaining contractual term of the warrant;
Volatility—Historical trading volatility for periods consistent with the remaining terms; and
Risk-free rate—Yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	December 31, 2015	December 31, 2014
March 31, 2011 financing:
Warrants to institutional investors	$30	$319,277
December 4, 2012 financing:
Warrants to institutional investors	9,818	90,052
Warrants to placement agent	1,206	14,595
July 26, 2013 financing:
Warrants to institutional investors	121,420	788,314
Warrants to placement agent	384	30,594
October 16, 2013 financing:
Warrants to institutional investors	169,349	949,756
Warrants to placement agent	970	96,563
January 21, 2014 financing:
Warrants to institutional investors	131,476	1,479,200
November 12, 2015 financing:
Warrants to institutional investors	2,169,375	-
Warrants to placement agent	135,135	-
Total:	$2,739,163	$3,768,351

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	December 31, 2015	December 31, 2014
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	174,300	221,600
Warrants to placement agent	40,000	40,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	2,000,000
Warrants to placement agent	124,032	124,032
October 16, 2013 financing:
Warrants to institutional investors	2,317,309	2,317,309
Warrants to placement agent	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	4,761,905
November 12, 2015 financing:
Warrants to institutional investors	12,500,000	-
Warrants to placement agent	833,333	-
Total:	26,491,904	13,205,871

The assumptions used in calculating the fair values of the warrants are as follows:

	December 31, 2015	December 31, 2014
Trading market prices	$0.36	$0.70
Estimated future volatility	105%	108%
Dividend	-	-
Estimated future risk-free rate	0.82-2.38%	0.74-1.90%
Equivalent volatility	44-65%	65-78%
Equivalent risk-free rate	0.22-1.11%	0.18-0.63%

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	Year Ended December 31,

	2015	2014	2013
Exercised and Expired Warrants	$-	$(277,769)	$104,887
March 31, 2011 financing:
Warrants to institutional investors	319,247	(7,917)	(5,027)
December 4, 2012 financing:
Warrants to institutional investors	70,856	(4,120,103)	(1,598,195)
Warrants to placement agent	13,389	(514,881)	(75,062)
July 26, 2013 financing:
Warrants to institutional investors	666,894	(1,272,731)	147,562
Warrants to placement agent	30,210	(234,877)	26,681
October 16, 2013 financing:
Warrants to institutional investors	780,407	(940,100)	18,739
Warrants to placement agent	95,593	(23,956)	14,761
January 21, 2014 financing:
Warrants to institutional investors	1,347,724	2,212,227	-
November 12, 2015 financing:
Warrants to institutional investors	623,125	-	-
Warrants to placement agent	39,282	-	-
Total:	$3,986,727	$(5,180,107)	$(1,365,654)

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

13.	Income Taxes

No provision for federal and state income taxes was required for the years ended December 31, 2015, 2014 and 2013 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At December 31, 2015 and 2014, the Company had unused net operating loss carry-forwards of approximately $98,954,000 and $81,619,000, respectively, which expire at various dates through 2035.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2015 and 2014, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	December 31, 2015	December 31, 2014

Net Operating Loss Carryforwards	$38,592,000	$31,831,000
Stock Compensation Expense	1,891,000	2,221,000
Book tax differences on assets and liabilities	380,000	416,000
Valuation Allowance	(40,863,000)	(34,468,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2012 through 2015 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

14.	Commitments and Contingencies

a)	The Company has contracted with various vendors for research and development services, the terms which require payments over the term of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2015, the total estimated cost to complete these agreements was approximately $9,380,000. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)	On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement. The initial license fee was $100,000, all of which was paid as of December 31, 2009. The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties. As of December 31, 2015, the milestone has not occurred.

c)	Office Space Lease

On June 29, 2009, the Company signed a five-year commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under the Company’s lease during the years ended December 31, 2015, 2014 and 2013 was $202,529, $155,057 and $117,977, respectively.

On June 7, 2013, the Company entered into the first amendment to the lease agreement. According to the terms of this amendment, the Company extended the lease term until June 30, 2019.  The amended base rent was $100,210 and is subject to annual base bent increases the remaining term of the lease.

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

Prior Laboratory Lease

On August 26, 2014 and June 24, 2013, the Company signed one-year renewals to use laboratory space commencing on July 1, 2014 and 2013, respectively.  The lease required monthly rental payments of $4,554.  Rent paid under the Company’s lease during the years ended December 31, 2015, 2014 and 2013 was $27,324, $54,648, and $54,648 respectively.

Current Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the year ended December 31, 2015 was $30,624.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Future rental payments over the next five years for all leases are as follows:

For the year ending December 31:	2016	269,733
	2017	260,217
	2018	233,923
	2019	152,955
	2020	34,468

	Total	$951,296

d)	The Company has established a 401(k) plan for its employees. The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $121,519, $91,241 and $78,487 for the years ended December 31, 2015, 2014 and 2013, respectively.

e)	In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems. RX-21101 is the Company’s first drug candidate utilizing this platform. The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones. As of December 31, 2015, no development milestones have occurred.

f)	In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle. The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones. As of December 31, 2015, no development milestones have occurred.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

15.	Fair Value Measurements

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at December 31, 2015 and 2014.

Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$6,234,996	$-	$6,234,996	$-
Commercial Paper	2,977,570	-	2,977,570	-
Corporate Bonds	4,027,520	-	4,027,520	-
Total Assets:	$13,240,086	$-	$13,240,086	$-

Liabilities:
Warrant Liabilities	$2,739,163	-	-	$2,739,163

Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$18,838,271	$-	$18,838,271	$-
Commercial Paper	1,997,910	-	1,997,910	-
Corporate Bonds	2,035,870	-	2,035,870	-
Total Assets:	$22,872,051	$-	$22,872,051	$-

Liabilities:
Warrant Liabilities	$3,768,351	-	-	$3,768,351

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

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses, and other assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the years ended December 31, 2015 and 2014 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2015	$3,768,351
Additions	2,966,917
Unrealized gains, net	(3,986,727)
Transfers out of level 3	(9,378)
Balance at December 31, 2015	$2,739,163

Warrant Liabilities
Balance at January 1, 2014	$5,034,058
Additions	3,691,429
Unrealized losses, net	5,180,107
Transfers out of level 3	(10,137,243)
Balance at December 31, 2014	$3,768,351

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

16.	Select Quarterly Data (Unaudited)

	2015
	For the Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$-	$-	$-	$-
Expenses	4,417,708	4,819,940	4,658,555	4,367,233
Loss from Operations	(4,417,708)	(4,819,940)	(4,658,555)	(4,367,233)
Other Income (Expense)	145,997	1,585,780	632,025	1,515,078
Net Loss	$(4,271,711)	$(3,234,160)	$(4,026,530)	$(2,852,155)
Net Loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	2014
	For the Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$-	$-	$-	$-
Expenses	2,766,094	3,508,936	3,141,706	3,852,493
Loss from Operations	(2,766,094)	(3,508,936)	(3,141,706)	(3,852,493)
Other Income (Expense)	(11,834,405)	3,703,400	1,236,258	1,642,375
Net (Loss) Income per share	$(14,600,499)	$194,464	$(1,905,448)	$(2,210,118)
Net (Loss) Income per share, basic and diluted	$(0.09)	$0.00	$(0.01)	$(0.01)

17.	Subsequent Events

Since December 31, 2015, the Company granted 3,337,090 stock options to officers, employees and consultants.

On March 2, 2016, the Company issued 15,625,000 shares of its common stock and warrants exercisable for up to 11,718,750 shares of its common stock in a registered direct offering for gross proceeds of $5 million. The shares and warrants were sold in units, consisting of one share of common stock and a warrant to purchase 0.75 of a share of common stock, at an offering price of $0.32 per unit.  Subject to certain ownership limitations, the warrants are exercisable beginning six months after the closing date until the five-year anniversary of the initial exercise date.  The warrants have an exercise price of $0.42 per share.  The Company also issued warrants to purchase 781,250 shares of the Company’s common stock, at an exercise price of $0.40 per share, to the placement agent in the offering and its designees in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act as transactions not involving any public offering.

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

4.2	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2011, is incorporated herein by reference.

4.3	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012, is incorporated herein by reference.

4.4	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 30, 2012, is incorporated herein by reference.

4.5	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 24, 2013, is incorporated herein by reference.

4.6	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2013, is incorporated herein by reference.

4.7	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014, is incorporated herein by reference.

4.8	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015, is incorporated herein by reference.

4.9	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016, is incorporated herein by reference.

*10.1
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

*10.3
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) dated October 28, 2005, is incorporated herein by reference.

*10.4
Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-189240) dated June 11, 2013, is incorporated herein by reference.

*10.5	Form of Stock Option Grant Agreement under Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan.

*10.6
Employment Agreement, dated as of September 9, 2010, by and between Rexahn Pharmaceuticals, Inc. and T. H. Jeong, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2010, is incorporated herein by reference.

*10.7
Employment Agreement, dated as of February 4, 2013, by and between Rexahn Pharmaceuticals, Inc. and Peter Suzdak, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2013, is incorporated herein by reference.

*10.8
Employment Agreement, dated as of March 25, 2013, by and between Rexahn Pharmaceuticals, Inc. and Chang H. Ahn, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2013, is incorporated herein by reference.

*10.9
Employment Agreement, dated as of February 2, 2015, by and between Rexahn Pharmaceuticals, Inc. and Ely Benaim, M.D., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2015, is incorporated herein by reference.

10.10
Lease Agreement, dated June 5, 2009, by and between Rexahn Pharmaceuticals, Inc. and The Realty Associates Fund V, L.P., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by reference.

10.11
First Amendment to Lease Agreement, dated June 7, 2013, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, is incorporated herein by reference.

10.12
Second Amendment to Lease Agreement, dated July 26, 2014, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, is incorporated herein by reference.

10.13
Third Amendment to Lease Agreement, dated May 6, 2015, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, is incorporated herein by reference.

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

10.17
Form of Securities Purchase Agreement, dated as of November 6, 2015, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015, is incorporated herein by reference.

10.18
Form of Securities Purchase Agreement, dated as of February 26, 2016, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2015, is incorporated herein by reference.

10.19
At Market Issuance Sales Agreement, dated March 16, 2015, by and between Rexahn Pharmaceuticals, Inc. and MLV & Co. LLC, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.

12.1	Statement Regarding the Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Baker Tilly Virchow Krause, LLP, independent registered public accounting firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*Indicates management contract or compensatory plan or arrangement