Form 10-Q
period 2016-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2016-05-06
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,173,785 shares as of May 6, 2016

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$10,463,654	$10,199,440
Marketable securities	14,005,173	13,240,086
Prepaid expenses and other current assets	946,061	1,221,818
Total Current Assets	25,414,888	24,661,344
Security Deposits	30,785	30,785
Equipment, Net	111,335	112,900
Total Assets	$25,557,008	$24,805,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,284,267	$2,661,298

Deferred Research and Development Arrangement	506,250	525,000

Other Liabilities	98,308	104,020

Warrant Liabilities	4,459,068	2,739,163

Total Liabilities	8,347,893	6,029,481
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 213,173,785 and 197,413,785 issued and outstanding	21,317	19,741
Additional paid-in capital	127,055,110	124,490,712
Accumulated other comprehensive loss	(1,406)	(18,041)
Accumulated deficit	(109,865,906)	(105,716,864)

Total Stockholders’ Equity	17,209,115	18,775,548

Total Liabilities and Stockholders’ Equity	$25,557,008	$24,805,029

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues:	$-	$-

Expenses:
General and administrative	1,395,406	1,524,700
Research and development	3,468,575	2,893,008

Total Expenses	4,863,981	4,417,708

Loss from Operations	(4,863,981)	(4,417,708)

Other Income (Expense)
Interest income	28,871	30,582
Unrealized gain on fair value of warrants	855,955	115,415
Financing expense	(169,887)	-
Total Other Income (Expense)	714,939	145,997

Net Loss Before Provision for Income Taxes	(4,149,042)	(4,271,711)
Provision for income taxes	-	-
Net Loss	$(4,149,042)	$(4,271,711)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	202,586,807	179,097,897

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net Loss	$(4,149,042)	$(4,271,711)

Unrealized gain on available-for-sale securities	16,635	34,723

Comprehensive Loss	$(4,132,407)	$(4,236,988)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(4,149,042)	$(4,271,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	48,749	56,250
Depreciation and amortization	6,161	6,165
Amortization of premiums and discounts on marketable securities, net	13,308	6,778
Stock-based compensation	343,011	272,386
Amortization of deferred research and development arrangements	(18,750)	(18,750)
Unrealized gain on fair value of warrants	(855,955)	(115,415)
Financing expense	169,887	-
Amortization of deferred lease incentive	(3,111)	(3,111)
Deferred lease expenses	(2,601)	(1,645)
Changes in assets and liabilities:
Prepaid expenses and other assets	275,757	(260,040)
Accounts payable and accrued expenses	622,969	290,276
Net Cash Used in Operating Activities	(3,549,617)	(4,038,817)
Cash Flows from Investing Activities:
Purchase of equipment	(4,596)	(7,935)
Purchase of marketable securities	(1,721,760)	(740,825)
Redemption of marketable securities	960,000	4,985,000
Net Cash (Used In) Provided by Investing Activities	(766,356)	4,236,240
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	4,580,187	-
Proceeds from exercise of stock options	-	705,542
Net Cash Provided by Financing Activities	4,580,187	705,542
Net Increase in Cash and Cash Equivalents	264,214	902,965
Cash and Cash Equivalents – beginning of period	10,199,440	9,826,245
Cash and Cash Equivalents - end of period	$10,463,654	$10,729,210
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$2,575,860	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company,”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $109,865,906 at March 31, 2016 and anticipates incurring losses through fiscal year 2016 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2016 and December 31, 2015 and of the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015 have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2016. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015 included in the 2015 Form 10-K.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires an entity to recognize assets and liabilities arising from leases on the balance sheet and to provide additional disclosures about leasing arrangements.  ASU 2016-02 will be effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

Compensation-Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share Based Payment Accounting,” which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The guidance is effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$6,000,000	$2,227	$(804)	$6,001,423
Commercial Paper	2,986,944	-	(2,124)	2,984,820
Corporate Bonds	5,019,635	138	(843)	5,018,930
Total Marketable Securities	$14,006,579	$2,365	$(3,771)	$14,005,173

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$6,240,000	$571	$(5,575)	$6,234,996
Commercial Paper	2,981,307	-	(3,737)	2,977,570
Corporate Bonds	4,036,820	-	(9,300)	4,027,520
Total Marketable Securities	$13,258,127	$571	$(18,612)	$13,240,086

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of March 31, 2016, the Company had 11 certificates of deposit with a fair value of $2,639,196 and unrealized losses of $804, three commercial papers with an aggregate fair value of $2,984,820 and unrealized losses of $2,124, and three corporate bonds with an aggregate fair value of $3,014,440 and unrealized losses of $656, all of which have been unrealized losses for less than 12 months.  The Company has one corporate bond with a fair value of $1,001,890 and unrealized losses of $187 which has been an unrealized loss for greater than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of March 31 2016, all of the Company’s marketable securities are expected to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	March 31, 2016	December 31, 2015

Deposits on contracts	$316,743	$501,170
Prepaid expenses and other current assets	629,318	720,648

	$946,061	$1,221,818

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	March 31, 2016	December 31, 2015

Furniture and fixtures	$78,794	$78,794
Office and computer equipment	109,862	105,266
Lab equipment	431,650	431,650
Leasehold improvements	133,762	133,762

Total equipment	754,068	749,472
Less: Accumulated depreciation and amortization	(642,733)	(636,572)

Net carrying amount	$111,335	$112,900

6.	Accounts Payable and Accrued Expenses

	March 31, 2016	December 31, 2015

Trade payables	$1,132,858	$774,543
Accrued expenses	125,725	92,752
Accrued research and development contract costs	1,884,445	1,515,151
Payroll liabilities	141,239	278,852

	$3,284,267	$2,661,298

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

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $18,750 for the three months ended March 31, 2016 and 2015.  The remaining $506,250 and $525,000 to be amortized at March 31, 2016 and December 31, 2015, respectively, is reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2017.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

8.	Other Liabilities

Deferred Lease Incentive

In accordance with the Company’s office lease agreement, as amended and further discussed in Note 14, the Company has been granted leasehold improvement allowances from the lessor to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the term of the office lease.

The following table sets forth the cumulative deferred lease incentive:

	March 31, 2016	December 31, 2015

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(114,219)	(111,108)

Balance	$40,441	$43,552

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $57,867 and $60,468 as of March 31, 2016 and December 31, 2015, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of March 31, 2016 and December 31, 2015, there were stock options and warrants to acquire, in the aggregate, 54,919,976 and 39,082,886 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred since December 31, 2015:

Public Offering

On March 2, 2016 the Company closed on a registered direct public offering to issue and sell 15,625,000 shares of common stock and warrants to purchase up to 11,718,750 shares of common stock.  The common stock and warrants were sold in units, consisting of common stock and a warrant to purchase 0.75 shares of common stock, at a price of $0.32 per unit, and the warrants have an exercise price of $0.42 per share.  The total gross proceeds of the offering were $5,000,000.  The warrants issued are exercisable beginning six months after the closing date until the five-year anniversary of the initial exercise date and were recorded as liabilities at fair value.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$5,000,000

Allocated to warrant liabilities:	2,419,922
Allocated to common stock and additional paid-in capital	2,580,078

Total allocated gross proceeds:	$5,000,000

The closing costs of $575,751 included 781,250 warrants valued at $155,938 and $419,813 for placement agent and other fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $169,887 to financing expense and $405,864 as stock issuance costs.

Compensatory Shares

During the three months ended March 31, 2016, the Company issued 135,000 shares to vendors in exchange for investor relations services.  The aggregate market value of the stock issued was $48,749.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of March 31, 2016, the Company had 15,928,072 options to purchase common stock outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of March 31 2016, there were 10,129,572 options outstanding under the 2013 Plan, and 6,862,928 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of March 31, 2016, there were 5,678,500 outstanding options under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 120,000 shares of the Company’s common stock.  Of the Company’s outstanding options as of March 31, 2016, these were the only options that were not issued pursuant to the 2013 Plan or the 2003 Plan.

For the majority of the grants to employees, the vesting period is either (i) 30%, 30% and 40% on the first, second and third anniversaries, of the grant date, respectively, or (ii) 25% each on the first four anniversaries.  With the exception of the options granted in March 2016, which have a three-year term, options expire between five and ten years from the date of grant. For the majority of grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

Accounting for Awards

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three months ended March 31, 2016 and 2015 is as follows:

	For the Three Months Ended March 31,
	2016	2015
Statement of operations line item:
General and administrative	$215,327	$190,039
Research and development	127,684	82,347

Total	$343,011	$272,386

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 3,337,090 stock options granted at exercise prices ranging from $0.35 to $0.37 with an aggregate fair value of $732,042 during the three months ended March 31, 2016.  There were 3,426,316 stock options granted at exercise prices ranging from $0.71 to $0.89 with an aggregate fair value of $1,698,737 during the three months ended March 31, 2015.

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

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2016	2015
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	32-75%	79-80%
Risk free interest rate	0.7-1.4%	1.3-1.6%
Expected term (in years)	2-6 years	6 years

The following table summarizes share-based transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	12,590,982	$0.83	6.8 years	$26,500
Granted	3,337,090	0.35
Exercised	-	-
Expired	-	-
Cancelled	-	-

Outstanding, March 31, 2016	15,928,072	$0.73	7.2 years	$10,600
Exercisable, March 31, 2016	8,040,304	$0.88	5.3 years	$10,600

The total intrinsic value of the options exercised was $98,051 for the three months ended March 31, 2015.  There were no stock options exercised during the three months ended March 31, 2016.  The weighted average fair value of the options granted was $0.22 and $0.49 for the three months ended March 31, 2016 and 2015 respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

A summary of the Company’s unvested options as of March 31, 2016 and changes during the three months ended March 31, 2016 is presented below:

	2016
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2016	5,888,432	$0.51
Granted	3,337,090	$0.22
Vested	(1,337,754)	$0.50
Cancelled	-	$-

Unvested at March 31, 2016	7,887,768	$0.39

As of March 31, 2016 there was $2,618,945 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.6 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of March 31, 2016, warrants to purchase 38,991,904 shares were outstanding, having exercise prices ranging from $0.40 to $1.50 and expiration dates ranging from July 5, 2016 to September 2, 2021.

	2016		2015
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	26,491,904	$0.80	13,205,871	$1.07
Issued during the period	12,500,000	$0.42	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance, March 31	38,991,904	$0.68	13,205,871	$1.07

At March 31, 2016 the weighted average remaining contractual life of the outstanding warrants was 4.1 years.

The warrants issued to investors in the March 2011, December 2012, November 2015 and March 2016 offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange).  If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013, October 2013 and January 2014 offerings contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration.  In addition, the warrants issued in the March 2011, December 2012, July 2013, October 2013, January 2014, November 2015 and March 2016 contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition.  Fair values for warrants were determined using the Binomial Lattice (“Lattice”) valuation technique. The Lattice model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Lattice model to project outcomes along specific paths that consider volatilities and risk free rates that would be more likely in an early exercise scenario.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	March 31, 2016	December 31, 2015
March 31, 2011 financing:
Warrants to institutional investors	$33	$30
December 4, 2012 financing:
Warrants to institutional investors	8,451	9,818
Warrants to placement agent	529	1,206
July 26, 2013 financing:
Warrants to institutional investors	90,766	121,420
Warrants to placement agent	64	384
October 16, 2013 financing:
Warrants to institutional investors	142,908	169,349
Warrants to placement agent	145	970
January 21, 2014 financing:
Warrants to institutional investors	106,190	131,476
November 12, 2015 financing:
Warrants to institutional investors	1,840,663	2,169,375
Warrants to placement agent	113,251	135,135
March 2, 2016 financing:
Warrants to institutional investors	2,027,777	-
Warrants to placement agent	128,291	-
Total:	$4,459,068	$2,739,163

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	March 31, 2016	December 31, 2015
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	174,300	174,300
Warrants to placement agent	40,000	40,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	2,000,000
Warrants to placement agent	124,032	124,032
October 16, 2013 financing:
Warrants to institutional investors	2,317,309	2,317,309
Warrants to placement agent	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	4,761,905
November 12, 2015 financing:
Warrants to institutional investors	12,500,000	12,500,000
Warrants to placement agent	833,333	833,333
March 2, 2016 financing:
Warrants to institutional investors	11,718,750	-
Warrants to placement agent	781,250	-
Total:	38,991,904	26,491,904

The assumptions used in calculating the fair values of the warrants are as follows:

	March 31, 2016	December 31, 2015
Trading market prices	$0.33	$0.36
Estimated future volatility	105%	105%
Dividend	-	-
Estimated future risk-free rate	0.23-1.70%	0.82-2.38%
Equivalent volatility	51-66%	44-65%
Equivalent risk-free rate	0.16-0.79%	0.22-1.11%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain on fair value of warrants” in the statement of operations:

	Three Months Ended March 31,
	2016	2015
March 31, 2011 financing:
Warrants to institutional investors	(3)	102,077
December 4, 2012 financing:
Warrants to institutional investors	1,368	(2,897)
Warrants to placement agent	677	143
July 26, 2013 financing:
Warrants to institutional investors	30,654	(24,786)
Warrants to placement agent	321	4,345
October 16, 2013 financing:
Warrants to institutional investors	26,440	(17,760)
Warrants to placement agent	826	15,179
January 21, 2014 financing:
Warrants to institutional investors	25,286	39,114
November 12, 2015 financing:
Warrants to institutional investors	328,713	-
Warrants to placement agent	21,882	-
March 2, 2016 financing:
Warrants to institutional investors	392,145	-
Warrants to placement agent	27,646	-
Total:	$855,955	$115,415

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2016 and 2015 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2016 and December 31, 2015, the Company had unused net operating loss carry-forwards of approximately $103,588,000 and $98,954,000, respectively, which expire at various dates through 2036.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2016 and December 31, 2015, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31, 2016	December 31, 2015

Net Operating Loss Carryforwards	$40,399,000	$38,592,000
Stock Compensation Expense	2,020,000	1,891,000
Book tax differences on assets and liabilities	324,000	380,000
Valuation Allowance	(42,743,000)	(40,863,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2012 through 2015 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services, the terms which require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2016, the total estimated cost to complete these agreements was approximately $8,370,000.    All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of March 31, 2016, the milestone has not occurred.

c)	Office Space Lease

On June 7, 2013, the Company signed the first amendment to its commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The amendment extends the lease term until June 30, 2019.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

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

Rent paid under the Company’s lease during the three months ended March 31, 2016 and 2015 was $51,301 and $50,058, respectively.

Prior Laboratory Lease

On August 26, 2014, the Company signed a one-year renewal to use laboratory space commencing on July 1, 2014 and ending on June 30, 2015.  The lease required monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three months ended March 31, 2015 was $13,662.

Current Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three months ended March 31, 2016 was $15,312.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining nine months ending December 31:	2016	203,120
For the year ending December 31:	2017	260,217
	2018	233,923
	2019	152,955
	2020	34,468

	Total	$884,683

d)	The Company has established a 401(k) plan for its employees. The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $31,503 and $29,359 for the three months ended March 31, 2016 and 2015, respectively.

e)	In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems. RX-21101 is the Company’s first drug candidate utilizing this platform. The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones. As of March 31, 2016, no development milestones have occurred.

f)	In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle. The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones. As of March 31, 2016, no development milestones have occurred.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

15.	Fair Value Measurements

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at March 31, 2016 and December 31, 2015.

Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$6,001,423	$-	$6,001,423	$-
Commercial Paper	2,984,820	-	2,984,820	-
Corporate Bonds	5,018,930	-	5,018,930	-
Total Assets:	$14,005,173	$-	$14,005,173	$-

Liabilities:
Warrant Liabilities	$4,459,068	-	-	$4,459,068

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$6,234,996	$-	$6,234,996	$-
Commercial Paper	2,977,570	-	2,977,570	-
Corporate Bonds	4,027,520	-	4,027,520	-
Total Assets:	$13,240,086	$-	$13,240,086	$-

Liabilities:
Warrant Liabilities	$2,739,163	-	-	$2,739,163

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The fair value of the Company’s Level 2 marketable securities is determined by using quoted prices from independent pricing services that use market data for comparable securities in active or inactive markets.  A variety of data inputs, including benchmark yields, interest rates, known historical trades and broker dealer quotes are used with pricing models to determine the quoted prices.

The fair value methodology for the warrant liabilities is disclosed in Note 12.

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses, and other assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the three months ended March 31, 2016 and 2015 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2016	$2,739,163
Additions	2,575,860
Unrealized gains, net	(855,955)
Transfers out of level 3	-
Balance at March 31, 2016	$4,459,068

Warrant Liabilities
Balance at January 1, 2015	$3,768,351
Additions	-
Unrealized gains, net	(115,415)
Transfers out of level 3	-
Balance at March 31, 2015	$3,652,936

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “believe,” “estimate,” “expect,” “anticipate,” “will,” “may,” “intend” and other similar expressions, are intended to identify forward-looking statements.  We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors that are, in many instances, beyond our control.  Actual results, performance or achievements may differ materially from those contemplated, expressed or implied by the forward-looking statements.

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

We are a clinical stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer. Our mission is to improve the lives of cancer patients by developing next-generation cancer therapies that are designed to maximize efficacy while minimizing the toxicity and side effects traditionally associated with cancer treatment. Our clinical pipeline features one product candidate in Phase II clinical development, one product candidate in Phase Ib/IIa clinical development, one product candidate in Phase I clinical development and additional compounds in pre-clinical development. Our strategy is to continue building a significant pipeline of innovative oncology product candidates that we will commercialize alone or with partners. Our three clinical stage drug candidates in active development are Archexin®, RX-3117 and SupinoxinTM (RX-5902).

•	Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance. Archexin has received “orphan drug” designation from the U.S. Food and Drug Administration (the “FDA”) for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer. Orphan drug designation provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug receives seven years of exclusivity after approval, during which the FDA generally cannot approve another product with the same active moiety for the same indication. We have completed a pilot Phase IIa clinical trial of Archexin for the treatment of pancreatic cancer. We are currently conducting a Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic renal cell carcinoma to evaluate its safety and efficacy.

•	RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer. We completed an exploratory Phase I clinical study of RX-3117 that showed a level of oral bioavailability of RX-3117 in humans with no adverse effects reported. We recently identified the maximum tolerated dose (“MTD”) of RX-3117, which we are now evaluating in a Phase Ib/IIa proof-of-concept clinical trial in patients with relapsed and refractory pancreatic cancer and advanced bladder cancer.

•	Supinoxin, or RX-5902, is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis. We are currently conducting a Phase I clinical trial of Supinoxin to evaluate its safety and efficacy in patients with solid tumors.

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

Recently Issued Accounting Standards

See Note 2, “Recent Accounting Pronouncements Affecting the Company”, in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

Total Revenues

We had no revenues for the three months ended March 31, 2016 or 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased $129,294, or 8.5%, to $1,395,406 for the three months ended March 31, 2016 from $1,524,700 for the three months ended March 31, 2015.  The decrease is primarily attributable to higher personnel and recruiting costs in 2015.

Research and Development Expenses

Research and development expenses increased $575,567, or 19.9%, to $3,468,575 for the three months ended March 31, 2016, from $2,893,008 for the three months ended March 31, 2015.  The increase is primarily attributable to the advancement of our drug candidates, as we incurred additional clinical trial and drug manufacturing costs related to our clinical trials for Archexin and Supinoxin, which were partially offset by a decrease in drug manufacturing costs for RX-3117.  The increase is also partially attributable to an increase in personnel expenses.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Clinical Candidates:
Archexin	$857,600	$502,400
RX-3117	947,200	1,169,700
Supinoxin	736,100	386,600

Preclinical, Personnel and Overhead	927,675	834,308

Total Research and Development Expenses	$3,468,575	$2,893,008

Interest Income

Interest income decreased $1,711 or 5.6% to $28,871 for the three months ended March 31, 2016 from $30,582 for the three months ended March 31, 2015.  The decrease is primarily attributable to lower aggregate balances of cash, cash equivalents, and marketable securities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Unrealized Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended March 31, 2016 and 2015, we recorded unrealized gains  on the fair value of our warrants of $855,955 and $115,415 respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors. The unrealized gains for the three months ended March 31, 2016 primarily resulted from a decreased price of the underlying common stock at March 31, 2016 and an increase in the number of outstanding warrants.

Financing Expense

We incurred $169,887 of financing expenses during the three months ended March 31, 2016 related to our registered direct offering in March 2016.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2016 and 2015 was $4,149,042 and $4,271,711 or $0.02 per share for each period.

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

Archexin

Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  We are currently conducting a Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic RCC to evaluate its safety and efficacy.  The trial is being conducted in two stages.  Stage 1, which we completed in January 2016, was a dose ranging study, with up to three dose groups with three RCC patients each, to determine Archexin’s MTD in combination with everolimus.  Stage 2, which commenced in January 2016, is a randomized, open-label, two-arm dose expansion study of everolimus versus Archexin in combination with everolimus to determine safety and efficacy of the combination.  Stage 2 is anticipated to enroll up to 30 RCC patients who will be randomized to receive either Archexin in combination with everolimus, or everolimus alone, in a ratio of 2:1 The MTD of 250 mg/m2/day of Archexin, which was identified in Stage 1, will be administered in Stage 2 along with 10 mg of everolimus compared to 10 mg everolimus alone.

Expenses related to Archexin increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to patient enrollment and drug manufacturing costs. We expect that expenses related to Archexin will continue to increase for the remainder of 2016 compared to 2015 as we continue Stage 2 of the ongoing Archexin clinical trial.

RX-3117

 RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, cervical, non-small cell lung cancer and colon cancer.  During the quarter ended March 31, 2016, we identified the MTD of RX-3117, which we are now evaluating in a Phase Ib/IIa proof-of-concept clinical trial in patients with relapsed and refractory pancreatic cancer and advanced bladder cancer.

Expenses related to RX-3117 decreased during the three months ended March 31, 2016 compared to the same period in 2015 as we incurred greater drug manufacturing costs during the three months ended March 31, 2015 for our Phase I and Phase Ib/IIa trials.  However, we expect expenses will increase in the remainder of 2016 compared to 2015 due to patient enrollment costs.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule inhibitor of phosphorylated p68, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68 results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  Supinoxin is currently being evaluated in a Phase I dose-escalation clinical trial in cancer patients with solid tumors designed to evaluate its safety, tolerability, dose-limiting toxicities and MTD. Secondary endpoints include pharmacokinetic analyses and an evaluation of the preliminary anti-tumor effects of Supinoxin.   We plan to commence a Phase Ib/IIa clinical study to evaluate the safety and efficacy of Supinoxin in patients with triple negative breast cancer and relapsed/refractory ovarian cancer.

Expenses related to Supinoxin increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to patient enrollment and drug manufacturing costs.  We expect that expenses related to Supinoxin will continue to increase in the remainder of 2016 compared to 2015 as we expect to reach the MTD/recommended Phase Ib/IIa dose in mid-2016 and expect to continue development with our planned Phase Ib/IIa study.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates remained flat for the three months ended March 31, 2016 compared to the same period in 2015.  We expect that expenses related to our pre-clinical pipeline, including RX-21101, will continue to remain flat in 2016 compared to 2015 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $3,549,617 for the three months ended March 31, 2016.  The operating cash flows during the three months ended March 31, 2016 reflect our net loss of $4,149,042 and a net increase of cash components of working capital and non-cash charges totaling $599,425.  Cash used in operating activities was $4,038,817 for the three months ended March 31, 2015.  The operating cash flows during the three months ended March 31, 2015 reflect our net loss of $4,271,711, and a net increase of cash components of working capital and other non-cash charges totaling $232,894.

Cash used in investing activities was $766,356 for the three months ended March 31, 2016, which consisted of $1,721,960 and $4,596 for the purchases of marketable securities and equipment, respectively, offset by $960,000 from the redemption of marketable securities. Cash provided by investing activities was $4,236,240 for the three months ended March 31, 2015, which consisted of $4,985,000 from the redemption of marketable securities, offset by $740,825 and $7,935 for the purchases of marketable securities and equipment, respectively.

Cash provided by financing activities was $4,580,187 for the three months ended March 31, 2016, which consisted of net proceeds from our registered direct public offering in March, 2016.  Cash provided by financing activities was $705,542 for the three months ended March 31, 2015, which consisted of proceeds from the exercise of stock options.

At Market Issuance Sales Agreement

On March 16, 2015, we entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $40 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions. During the quarter ended March 31, 2016, we did not sell any shares of common stock pursuant to the Sales Agreement. Pursuant to the securities purchase agreement entered into in connection with our registered direct offering in March 2016, we are prohibited from selling shares under the Sales Agreement and from entering into an agreement to effect any issuance involving a variable rate transaction until March 2, 2017. Variable rate transactions generally include issuances of securities whose conversion or exercise prices may vary with the trading price of our common stock, securities with conversion or exercise prices that have reset mechanisms, and agreements whereby we may issue securities at a future determined price.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2015 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of March 31, 2016, the total estimated cost to complete our contracts with vendors for research and development services was approximately $8,370,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.  Our exposures to market risk have not changed materially since December 31, 2015.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  In addition to the other information set forth in this report, you should carefully consider the factors set forth in the Risk Factors section of our 2015 Form 10-K, as well as other information contained in the 2015 Form 10-K and in other reports we file with the SEC. We do not believe that there have been any material changes to the risk factors disclosed in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to consulting agreements, we issued 135,000 shares of common stock during the three months ended March 31, 2016 to two privately held investor relations firms in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

On March 1, 2016, we entered into an agreement with a third investor relations firm pursuant to which we agreed to grant the investor relations firm options to purchase up to 120,000 shares of our common stock in consideration for investor relations services. The options granted pursuant to the agreement will have a three year term and will vest and become exercisable, subject to the continued service of the investor relations firm, 25% on the grant date, 25% on the three-month anniversary of the grant date, 25% on the six-month anniversary of the grant date and 25% on the nine-month anniversary of the grant date. The options and the underlying shares of common stock were not registered under the Securities Act pursuant to the exemption from registration requirements provided by Section 4(a)(2) thereof, as a transaction not involving a public offering.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: May 6, 2016		Peter D. Suzdak
Chief Executive Officer
(principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: May 6, 2016		Tae Heum Jeong
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant for Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016, is incorporated herein by reference.

10.1
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