Form 10-Q
period 2016-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2016-08-05
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,308,785 shares as of August 5, 2016

REXAHN PHARMACEUTICALS, INC.

PART I.	Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$7,877,995	$10,199,440
Marketable securities	11,519,899	13,240,086
Prepaid expenses and other current assets	996,083	1,221,818
Total Current Assets	20,393,977	24,661,344
Security Deposits	30,785	30,785
Equipment, Net	105,358	112,900
Total Assets	$20,530,120	$24,805,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,794,647	$2,661,298

Deferred Research and Development Arrangement	487,500	525,000

Other Liabilities	92,595	104,020

Warrant Liabilities	2,340,978	2,739,163

Total Liabilities	4,715,720	6,029,481
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 213,233,785 and 197,413,785 issued and outstanding	21,323	19,741
Additional paid-in capital	127,422,480	124,490,712
Accumulated other comprehensive income (loss)	2,327	(18,041)
Accumulated deficit	(111,631,730)	(105,716,864)

Total Stockholders’ Equity	15,814,400	18,775,548

Total Liabilities and Stockholders’ Equity	$20,530,120	$24,805,029

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,675,749	1,584,852	3,071,155	3,109,552
Research and development	2,237,033	3,235,088	5,705,607	6,128,096

Total Expenses	3,912,782	4,819,940	8,776,762	9,237,648

Loss from Operations	(3,912,782)	(4,819,940)	(8,776,762)	(9,237,648)

Other Income (Expense)
Interest income	28,868	27,020	57,738	57,602
Unrealized gain on fair value of warrants	2,118,090	1,558,760	2,974,045	1,674,175
Financing expense	-	-	(169,887)	-
Total Other Income (Expense)	2,146,958	1,585,780	2,861,896	1,731,777

Net Loss Before Provision for Income Taxes	(1,765,824)	(3,234,160)	(5,914,866)	(7,505,871)
Provision for income taxes	-	-	-	-
Net Loss	$(1,765,824)	$(3,234,160)	$(5,914,866)	$(7,505,871)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	213,184,334	179,849,433	207,885,571	179,475,741

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net Loss	$(1,765,824)	$(3,234,160)	$(5,914,866)	$(7,505,871)

Unrealized gain on available-for-sale securities	3,733	4,672	20,368	39,395

Comprehensive Loss	$(1,762,091)	$(3,229,488)	$(5,894,498)	$(7,466,476)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(5,914,866)	$(7,505,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	64,949	56,250
Depreciation and amortization	15,053	12,643
Amortization of premiums and discounts on marketable securities, net	22,315	13,900
Stock-based compensation	694,187	544,352
Amortization of deferred research and development arrangement	(37,500)	(37,500)
Unrealized gain on fair value of warrants	(2,974,045)	(1,674,175)
Financing expense	169,887	-
Amortization of deferred lease incentive	(6,222)	(6,221)
Deferred lease expenses	(5,203)	(3,290)
Changes in assets and liabilities:
Prepaid expenses and other assets	225,735	(551,351)
Accounts payable and accrued expenses	(866,651)	709,545
Net Cash Used in Operating Activities	(8,612,361)	(8,441,718)
Cash Flows from Investing Activities:
Purchase of equipment	(7,511)	(12,388)
Purchase of marketable securities	(1,721,760)	(740,825)
Redemption of marketable securities	3,440,000	7,625,000
Net Cash Provided by Investing Activities	1,710,729	6,871,787
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	4,580,187	1,005,715
Proceeds from exercise of stock options	-	708,617
Net Cash Provided by Financing Activities	4,580,187	1,714,332
Net (Decrease) Increase in Cash and Cash Equivalents	(2,321,445)	144,401
Cash and Cash Equivalents – beginning of period	10,199,440	9,826,245
Cash and Cash Equivalents - end of period	$7,877,995	$9,970,646
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$2,575,860	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $111,631,730 at June 30, 2016 and anticipates incurring losses through fiscal year 2016 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2016 and December 31, 2015 and of the results of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and the results of cash flows for the six months ended June 30, 2016 and 2015 have been included.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2016. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015 included in the 2015 Form 10-K.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$5,520,000	$2,219	$(40)	$5,522,179
Commercial Paper	2,992,580	954	(604)	2,992,930
Corporate Bonds	3,004,992	273	(475)	3,004,790
Total Marketable Securities	$11,517,572	$3,446	$(1,119)	$11,519,899

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$6,240,000	$571	$(5,575)	$6,234,996
Commercial Paper	2,981,307	-	(3,737)	2,977,570
Corporate Bonds	4,036,820	-	(9,300)	4,027,520
Total Marketable Securities	$13,258,127	$571	$(18,612)	$13,240,086

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of June 30, 2016, the Company had four certificates of deposit with a fair value of $959,960 and unrealized losses of $40, one commercial paper with a fair value of $996,940 and an unrealized loss of $604, and one corporate bond with a fair value of $1,003,060 and an unrealized loss of $425, all of which have been unrealized losses for less than 12 months.  The Company has one corporate bond with a fair value of $1,000,230 and an unrealized loss of $50 which has been an unrealized loss for greater than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of June 30 2016, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	June 30, 2016	December 31, 2015

Deposits on contracts	$199,697	$501,170
Prepaid expenses and other current assets	796,386	720,648

	$996,083	$1,221,818

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	June 30, 2016	December 31, 2015

Furniture and fixtures	$78,794	$78,794
Office and computer equipment	112,777	105,266
Lab equipment	431,650	431,650
Leasehold improvements	133,762	133,762

Total equipment	756,983	749,472
Less: Accumulated depreciation and amortization	(651,625)	(636,572)

Net carrying amount	$105,358	$112,900

6.	Accounts Payable and Accrued Expenses

	June 30, 2016	December 31, 2015

Trade payables	$598,843	$774,543
Accrued expenses	64,139	92,752
Accrued research and development contract costs	967,930	1,515,151
Payroll liabilities	163,735	278,852

	$1,794,647	$2,661,298

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

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $18,750 and $37,500 for the three and six months ended June 30, 2016 and 2015, respectively.  The remaining $487,500 and $525,000 to be amortized at June 30, 2016 and December 31, 2015, respectively, is reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2017.  Under the terms of the agreement, Rexgene does not receive royalties on the Company’s net sales outside of Asia.

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

The following table sets forth the cumulative deferred lease incentive:

	June 30, 2016	December 31, 2015
Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(117,330)	(111,108)

Balance	$37,330	$43,552

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $55,265 and $60,468 as of June 30, 2016 and December 31, 2015, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of June 30, 2016 and December 31, 2015, there were stock options and warrants to acquire, in the aggregate, 55,376,643 and 39,082,886 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

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

Compensatory Shares

During the six months ended June 30, 2016, the Company issued 195,000 shares to vendors in exchange for investor relations services.  The aggregate market value of the stock issued was $64,949.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of June 30, 2016, the Company had 16,384,739 options to purchase common stock outstanding.

At the Company’s Annual Meeting of Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of June 30, 2016, there were 11,246,239 options outstanding under the 2013 Plan, and 5,746,261 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of June 30, 2016, there were 5,018,500 outstanding options under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 120,000 shares of the Company’s common stock.  Of the Company’s outstanding options as of June 30, 2016, these were the only options that were not issued pursuant to the 2013 Plan or the 2003 Plan.

At the Company’s Annual Meeting of the Stockholders held on June 9, 2016, the Company’s stockholders voted to approve an amendment to the 2013 Plan, including to provide for awards of restricted stock and restricted stock units.  As of June 30, 2016, no awards of restricted stock or restricted stock units had been granted.

For the majority of the option grants to employees, the vesting period is either (i) 30%, 30% and 40% on the first, second and third anniversaries of the grant date, respectively, or (ii) 25% each on the first four anniversaries of the grant date.  With the exception of the options granted in March 2016, which have a three-year term, options expire between five and ten years from the date of grant. For the majority of grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Accounting for Awards

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Statement of operations line item:
General and administrative	$224,786	$175,666	$440,113	$365,705
Research and development	126,390	96,300	254,074	178,647

Total	$351,176	$271,966	$694,187	$544,352

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Summary of Stock Option Transactions

There were 4,487,090 stock options granted at exercise prices ranging from $0.27 to $0.37 with an aggregate fair value of $927,644 during the six months ended June 30, 2016.  There were 3,726,316 stock options granted at exercise prices ranging from $0.68 to $0.89 with an aggregate fair value of $1,835,853 during the six months ended June 30, 2015.

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

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
	2016	2015
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	32-75%	77-80%
Risk free interest rate	0.6-1.4%	1.3-1.7%
Expected term (in years)	2-6 years	6 years

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

 The following table summarizes share-based transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	12,590,982	$0.83	6.8 years	$26,500
Granted	4,487,090	0.33
Exercised	-	-
Expired	(610,000)	1.20
Cancelled	(83,333)	0.51

Outstanding, June 30, 2016	16,384,739	$0.68	7.4 years	$-
Exercisable, June 30, 2016	8,120,929	$0.82	5.8 years	$-

There were no stock options exercised during the three and six months ended June 30, 2016.  The total intrinsic value of the options exercised was $1,844 and $99,895 for the three and six months ended June 30, 2015, respectively.  The weighted average fair value of the options granted was $0.21 and $0.49 for the six months ended June 30, 2016 and 2015 respectively.

A summary of the Company’s unvested options as of June 30, 2016 and changes during the six months ended June 30, 2016 is presented below:

	2016
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2016	5,888,432	$0.51
Granted	4,487,090	$0.21
Vested	(2,066,504)	$0.45
Cancelled	(45,208)	$0.35

Unvested at June 30, 2016	8,263,810	$0.36

As of June 30, 2016 there was $2,444,014 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.3 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of June 30, 2016, warrants to purchase 38,991,904 shares were outstanding, having exercise prices ranging from $0.40 to $1.50 and expiration dates ranging from July 5, 2016 to September 2, 2021.

	2016		2015
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	26,491,904	$0.80	13,205,871	$1.07
Issued during the period	12,500,000	$0.42	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance, June 30	38,991,904	$0.68	13,205,871	$1.07

At June 30, 2016 the weighted average remaining contractual life of the outstanding warrants was 3.9 years.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2016	December 31, 2015
March 31, 2011 financing:
Warrants to institutional investors	$-	$30
December 4, 2012 financing:
Warrants to institutional investors	2,540	9,818
Warrants to placement agent	-	1,206
July 26, 2013 financing:
Warrants to institutional investors	27,520	121,420
Warrants to placement agent	-	384
October 16, 2013 financing:
Warrants to institutional investors	39,742	169,349
Warrants to placement agent	-	970
January 21, 2014 financing:
Warrants to institutional investors	13,762	131,476
November 12, 2015 financing:
Warrants to institutional investors	964,750	2,169,375
Warrants to placement agent	54,975	135,135
March 2, 2016 financing:
Warrants to institutional investors	1,167,656	-
Warrants to placement agent	70,033	-
Total:	$2,340,978	$2,739,163

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	June 30, 2016	December 31, 2015
March 31, 2011 financing:
Warrants to institutional investors	3,333,333	3,333,333
December 4, 2012 financing:
Warrants to institutional investors	174,300	174,300
Warrants to placement agent	40,000	40,000
July 26, 2013 financing:
Warrants to institutional investors	2,000,000	2,000,000
Warrants to placement agent	124,032	124,032
October 16, 2013 financing:
Warrants to institutional investors	2,317,309	2,317,309
Warrants to placement agent	407,692	407,692
January 21, 2014 financing:
Warrants to institutional investors	4,761,905	4,761,905
November 12, 2015 financing:
Warrants to institutional investors	12,500,000	12,500,000
Warrants to placement agent	833,333	833,333
March 2, 2016 financing:
Warrants to institutional investors	11,718,750	-
Warrants to placement agent	781,250	-
Total:	38,991,904	26,491,904

The assumptions used in calculating the fair values of the warrants are as follows:

	June 30, 2016	December 31, 2015
Trading market prices	$0.25	$0.36
Estimated future volatility	105%	105%
Dividend	-	-
Estimated future risk-free rate	0.20-1.36%	0.82-2.38%
Equivalent volatility	43-62%	44-65%
Equivalent risk-free rate	0.01-0.63%	0.22-1.11%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
March 31, 2011 financing:
Warrants to institutional investors	33	202,963	30	305,040
December 4, 2012 financing:
Warrants to institutional investors	5,911	32,568	7,278	29,671
Warrants to placement agent	529	5,434	1,206	5,577
July 26, 2013 financing:
Warrants to institutional investors	63,246	289,146	93,900	264,360
Warrants to placement agent	64	15,209	384	19,554
October 16, 2013 financing:
Warrants to institutional investors	103,166	323,698	129,607	305,938
Warrants to placement agent	145	48,918	970	64,097
January 21, 2014 financing:
Warrants to institutional investors	92,428	640,824	117,714	679,938
November 12, 2015 financing:
Warrants to institutional investors	875,913	-	1,204,626	-
Warrants to placement agent	58,276	-	80,160	-
March 2, 2016 financing:
Warrants to institutional investors	860,121	-	1,252,266	-
Warrants to placement agent	58,258	-	85,904	-
Total:	$2,118,090	$1,558,760	$2,974,045	$1,674,175

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June 30, 2016 and 2015 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2016 and December 31, 2015, the Company had unused net operating loss carry-forwards of approximately $107,101,000 and $98,954,000, respectively, which expire at various dates through 2036.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2016 and December 31, 2015, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30, 2016	December 31, 2015

Net Operating Loss Carryforwards	$41,769,000	$38,592,000
Stock Compensation Expense	1,905,000	1,891,000
Book tax differences on assets and liabilities	309,000	380,000
Valuation Allowance	(43,983,000)	(40,863,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2012 through 2015 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services, the terms which require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2016, the total estimated cost to complete these agreements was approximately $6,440,000.    All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of June 30, 2016, the milestone has not occurred.

c)	Office Space Lease

On June 7, 2013, the Company signed the first amendment to its commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The amendment extends the lease term until June 30, 2019.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

On July 26, 2014 the Company entered into the second amendment to the lease agreement.  According to the terms of this amendment, the Company leased an additional 1,637 square feet of office space, beginning on September 1, 2014 and ending on August 31, 2015.  The Company subsequently renewed the lease for this space for additional one-year terms, beginning on September 1, 2015 and 2016.

Rent paid under the Company’s lease during the three months ended June 30, 2016 and 2015 was $51,301 and $50,058, respectively, and rent paid during the six months ended June 30, 2016 and 2015 was $102,603 and 100,117, respectively.

Prior Laboratory Lease

On August 26, 2014, the Company signed a one-year renewal to use laboratory space commencing on July 1, 2014 and ending on June 30, 2015.  The lease required monthly rental payments of $4,554.  Rent paid under the Company’s lease during the three and six months ended June 30, 2015 was $13,662 and $27,324, respectively.

Current Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three and six months ended June 30, 2016 was $15,312 and $30,624, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining six months ending December 31:	2016	134,264
For the year ending December 31:	2017	255,731
	2018	233,923
	2019	152,955
	2020	34,468

	Total	$811,341

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $31,587 and $34,799 for the three months ended June 30, 2016 and 2015, respectively, and $63,089 and $64,158 for the six months ended June 30, 2016 and 2015.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of June 30, 2016, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones.  As of June 30, 2016, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at June 30, 2016 and December 31, 2015.

de
Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$5,522,179	$-	$5,522,179	$-
Commercial Paper	2,992,930	-	2,992,930	-
Corporate Bonds	3,004,790	-	3,004,790	-
Total Assets:	$11,519,899	$-	$11,519,899	$-

Liabilities:
Warrant Liabilities	$2,340,978	-	-	$2,340,978

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$6,234,996	$-	$6,234,996	$-
Commercial Paper	2,977,570	-	2,977,570	-
Corporate Bonds	4,027,520	-	4,027,520	-
Total Assets:	$13,240,086	$-	$13,240,086	$-

Liabilities:
Warrant Liabilities	$2,739,163	-	-	$2,739,163

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

The following table sets forth a reconciliation of changes in the six months ended June 30, 2016 and 2015 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2016	$2,739,163
Additions	2,575,860
Unrealized gains, net	(2,974,045)
Transfers out of level 3	-
Balance at June 30, 2016	$2,340,978

Warrant Liabilities
Balance at January 1, 2015	$3,768,351
Additions	-
Unrealized gains, net	(1,674,175)
Transfers out of level 3	-
Balance at June 30, 2015	$2,094,176

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

•	Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance. Archexin has received “orphan drug” designation from the U.S. Food and Drug Administration (the “FDA”) for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer. Orphan drug designation provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug receives seven years of exclusivity after approval, during which the FDA generally cannot approve another product with the same active moiety for the same indication. We have completed a pilot Phase IIa clinical trial of Archexin for the treatment of pancreatic cancer. We are currently conducting a Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic renal cell carcinoma to evaluate its safety and efficacy in combination with everolimus.

•	RX-3117 is a small molecule nucleoside compound that we believe has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer. We completed an exploratory Phase I clinical study of RX-3117 that showed a level of oral bioavailability of RX-3117 in humans with no adverse effects reported. We recently identified the maximum tolerated dose (“MTD”) of RX-3117, which we are now evaluating in a Phase Ib/IIa proof-of-concept clinical trial in patients with relapsed and refractory pancreatic cancer and advanced bladder cancer.

•	Supinoxin, or RX-5902, is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis. We are currently conducting a Phase I clinical trial of Supinoxin to evaluate its safety and efficacy in patients with solid tumors.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and June 30, 2015

Total Revenues

We had no revenues for the three and six months ended June 30, 2016 or 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $91,000, or 5.7%, to $1,676,000 for the three months ended June 30, 2016 from $1,585,000 for the three months ended June 30, 2015.  The increase is primarily attributable to recruiting costs in 2016. General and administrative expenses decreased approximately $39,000 or 1.2%, to $3,071,000 for the six months ended June 30, 2016 from $3,110,000 for six three months ended June 30, 2015.  The decrease is primarily attributable to higher personnel costs in 2015, offset by increases in recruiting fees and overhead expenses.

Research and Development Expenses

Research and development expenses decreased approximately $998,000, or 30.9%, to $2,237,000 for the three months ended June 30, 2016, from $3,235,000 for the three months ended June 30, 2015.  Research and development expenses decreased $422,000, or 6.9%, to $5,706,000 for the six months ended June 30, 2016, from $6,128,000 for the six months ended June 30, 2015.  Decreased research and development costs for the three and six months ended June 30, 2016 were primarily attributable to lower manufacturing costs for our drug candidates due to a significant supply of our drug candidates already being available to us from earlier manufacturing campaigns. During the three months ended June 30, 2016, we incurred approximately $559,000 of drug manufacturing costs, compared to approximately $1,853,000 during the three months ended June 30, 2015.  During the six months ended June 30, 2016, we incurred approximately $1,967,000 of drug manufacturing costs, compared to approximately $3,043,000 during the six months ended June 30, 2015.  Because the volume and timing of drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities. We expect expenses to increase in the remaining quarters of 2016 compared to the quarter ended June 30, 2016 due to increased patient enrollments in our clinical trials and new manufacturing campaigns.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Clinical Candidates:
Archexin	$226,000	$579,200	$1,083,600	$1,081,500
RX-3117	487,500	1,035,200	1,434,700	2,204,900
Supinoxin	593,300	691,300	1,329,400	1,078,000

Preclinical, Personnel and Overhead	930,233	929,388	1,857,907	1,763,696

Total Research and Development Expenses	$2,237,033	$3,235,088	$5,705,607	$6,128,096

Interest Income

Interest income remained relatively flat, increasing $1,848 and $136, or 6.8% and 0.2%, respectively, from the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.

Unrealized Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended June 30, 2016 and 2015, we recorded unrealized gains on the fair value of our warrants of approximately $2,118,000 and $1,559,000 respectively.  During the six months ended June 30, 2016 and 2015, we recorded unrealized gains on the fair value of our warrants of approximately $2,974,000 and $1,674,000 respectively.    Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors. The unrealized gains for the three and six months ended June 30, 2016 primarily resulted from a decreased price of the underlying common stock at June 30, 2016 and an increase in the number of outstanding warrants.

Financing Expense

We incurred approximately $170,000 of financing expenses during the six months ended June 30, 2016 related to our registered direct offering in March 2016.

Net Loss

As a result of the above, net loss for the three and six months ended June 30, 2016 was approximately $1,766,000 and $5,915,000, or $0.01 and $0.03 per share, respectively, compared to approximately $3,234,000 and $7,506,000, or $0.02 and $0.04, respectively, for the three and six months ended June 30, 2015, respectively.

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

Expenses related to Archexin decreased during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 which was primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available from earlier manufacturing campaigns.    Expenses related to Archexin remained essentially flat during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We expect that expenses related to Archexin will increase for the remainder of 2016 compared to the three months ended June 30, 2016 as we continue Stage 2 of the ongoing Archexin clinical trial.

RX-3117

 RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, cervical, non-small cell lung cancer and colon cancer.  During the six months ended June 30, 2016, we identified the MTD of RX-3117, which we are now evaluating in a Phase Ib/IIa proof-of-concept clinical trial in patients with relapsed and refractory pancreatic cancer and advanced bladder cancer.

Expenses related to RX-3117 decreased during the three and six months ended June 30, 2016 compared to the same period in 2015 primarily attributable to decreased manufacturing costs incurred in connection with our Phase I and Phase Ib/IIa trials.  However, we expect expenses will increase in the remainder of 2016 compared to the three months ended June 30, 2016 due to patient enrollment costs.

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

Expenses related to Supinoxin decreased during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available from earlier manufacturing campaigns.  Expenses related to Supinoxin increased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily attributable to patient enrollment costs and a manufacturing campaign completed in the first quarter of 2016.  We expect that expenses related to Supinoxin will increase in the remainder of 2016 compared to the three months ended June 30, 2016 as we expect to reach the MTD or recommended Phase Ib/IIa dose in 2016 and expect to continue development with our planned Phase Ib/IIa study.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates increased for the three and six months ended June 30, 2016 compared to the same period in 2015 as we continued development of our pipeline.  We expect that expenses related to our pre-clinical pipeline, including RX-21101, will increase slightly in 2016 compared to 2015 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was approximately $8,612,000 for the six months ended June 30, 2016.  The operating cash flows during the six months ended June 30, 2016 reflect a net loss of $5,915,000, an unrealized gain on the fair value of warrants of $2,974,000 and a net increase of cash components of working capital and non-cash charges totaling $277,000.  Cash used in operating activities was approximately $8,442,000 for the six months ended June 30, 2015.  The operating cash flows during the six months ended June 30, 2015 reflect our net loss of $7,506,000, and a net decrease of cash components of working capital and other non-cash charges totaling $936,000.

Cash provided by investing activities was approximately $1,711,000 for the six months ended June 30, 2016, which consisted of $3,440,000 from the redemption of marketable securities, offset by $1,722,000 and $7,000 for the purchases of marketable securities and equipment, respectively. Cash provided by investing activities was approximately $6,872,000 for the six months ended June 30, 2015, which consisted of $7,625,000 from the redemption of marketable securities, offset by $741,000 and $12,000 for the purchases of marketable securities and equipment, respectively.

Cash provided by financing activities was approximately $4,580,000 for the six months ended June 30, 2016, which consisted of net proceeds from our registered direct public offering in March 2016.  Cash provided by financing activities was approximately $1,714,000 for the six months ended June 30, 2015, which consisted of $1,006,000 in proceeds from the sale of common stock and $708,000 from the exercise of stock options.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2015 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of June 30, 2016, the total estimated cost to complete our contracts with vendors for research and development services was approximately $6,440,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  These factors include the following:

•	the progress of our product development activities;

•	the number and scope of our product development programs;

•	the progress of our pre-clinical and clinical trial activities;

•	the progress of the development efforts of parties with whom we have entered into collaboration agreements;

•	our ability to maintain current collaboration programs and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.  Our exposures to market risk have not changed materially since December 31, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to consulting agreements, we issued 60,000 shares of common stock during the three months ended June 30, 2016 to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 5.	Other Information

On August 2, 2016, we entered into a letter agreement with Ely Benaim, M.D., our Chief Medical Officer, pursuant to which we will pay him a discretionary bonus of $100,000 in a single payment, net of applicable taxes and other deductions (the “Net Amount”). Dr. Benaim will be required to repay (a) the Net Amount if he resigns for other than Good Reason or is terminated for Cause (each as defined under the terms of Dr. Benaim’s existing employment agreement) on or prior to August 2, 2017, and (b) half the Net Amount if he resigns for other than Good Reason or is terminated for Cause after August 2, 2017 but on or prior to August 2, 2018.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: August 5, 2016		Peter D. Suzdak
Chief Executive Officer
(principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: August 5, 2016		Tae Heum Jeong
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amendment to Lease Agreement, dated April 4, 2016, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC.

*10.2	Bonus Letter Agreement, dated August 2, 2016, by and between Rexahn Pharmaceuticals, Inc. and Ely Benaim, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Comprehensive Loss; (iv) Condensed Statement of Cash Flows; and (v) Notes to the Financial Statements.

*Indicates management contract or compensatory plan arrangement