Form 10-Q
period 2016-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2016-11-04
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 237,368,785 shares as of November 4, 2016

REXAHN PHARMACEUTICALS, INC.

PART I.	Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$8,392,240	$10,199,440
Marketable securities	13,419,359	13,240,086
Prepaid expenses and other current assets	802,053	1,221,818
Total Current Assets	22,613,652	24,661,344
Security Deposits	30,785	30,785
Equipment, Net	97,040	112,900
Total Assets	$22,741,477	$24,805,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,785,724	$2,661,298

Deferred Research and Development Arrangement	468,750	525,000

Other Liabilities	85,900	104,020

Warrant Liabilities	3,161,591	2,739,163

Total Liabilities	5,501,965	6,029,481
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 237,368,785 and 197,413,785 issued and outstanding	23,737	19,741
Additional paid-in capital	131,719,157	124,490,712
Accumulated other comprehensive loss	(4,656)	(18,041)
Accumulated deficit	(114,498,726)	(105,716,864)

Total Stockholders’ Equity	17,239,512	18,775,548

Total Liabilities and Stockholders’ Equity	$22,741,477	$24,805,029

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,418,990	1,554,748	4,490,145	4,664,300
Research and development	2,298,585	3,103,807	8,004,193	9,231,903

Total Expenses	3,717,575	4,658,555	12,494,338	13,896,203

Loss from Operations	(3,717,575)	(4,658,555)	(12,494,338)	(13,896,203)

Other Income (Expense)
Interest income	26,145	23,724	83,884	81,326
Unrealized gain on fair value of warrants	967,637	608,301	3,941,682	2,282,476
Financing expense	(143,203)	-	(313,090)	-
Total Other Income (Expense)	850,579	632,025	3,712,476	2,363,802

Net Loss Before Provision for Income Taxes	(2,866,996)	(4,026,530)	(8,781,862)	(11,532,401)
Provision for income taxes	-	-	-	-
Net Loss	$(2,866,996)	$(4,026,530)	$(8,781,862)	$(11,532,401)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	216,441,828	180,701,360	210,758,475	179,888,770

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net Loss	$(2,866,996)	$(4,026,530)	$(8,781,862)	$(11,532,401)

Unrealized (loss) gain on available-for-sale securities	(6,983)	1,021	13,385	40,416

Comprehensive Loss	$(2,873,979)	$(4,025,509)	$(8,768,477)	$(11,491,985)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(8,781,862)	$(11,532,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	97,649	102,000
Depreciation and amortization	24,123	19,942
Amortization of premiums and discounts on marketable securities, net	21,535	21,623
Stock-based compensation	1,063,589	769,668
Amortization of deferred research and development arrangement	(56,250)	(56,250)
Unrealized gain on fair value of warrants	(3,941,682)	(2,282,476)
Financing expense	313,090	-
Amortization of deferred lease incentive	(9,333)	(9,332)
Deferred lease expenses	(8,787)	(5,891)
Changes in assets and liabilities:
Prepaid expenses and other assets	419,765	(749,874)
Accounts payable and accrued expenses	(875,574)	778,800
Net Cash Used in Operating Activities	(11,733,737)	(12,944,191)
Cash Flows from Investing Activities:
Purchase of equipment	(8,263)	(52,499)
Purchase of marketable securities	(8,747,423)	(740,825)
Redemption of marketable securities	8,560,000	14,625,000
Net Cash (Used in) Provided by Investing Activities	(195,686)	13,831,676
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	10,122,223	1,005,715
Proceeds from exercise of stock options	-	708,617
Proceeds from exercise of stock warrants	-	22,325
Net Cash Provided by Financing Activities	10,122,223	1,736,657
Net (Decrease) Increase in Cash and Cash Equivalents	(1,807,200)	2,624,142
Cash and Cash Equivalents – beginning of period	10,199,440	9,826,245
Cash and Cash Equivalents - end of period	$8,392,240	$12,450,387
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$4,364,110	$-
Warrant liability extinguishment from exercise of warrants	$-	$9,378

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $114,498,726 at September 30, 2016 and anticipates incurring losses through fiscal year 2016 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2016 and December 31, 2015 and of the results of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and the results of cash flows for the nine months ended September 30, 2016 and 2015 have been included.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2016. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015 included in the 2015 Form 10-K.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$2,400,000	$979	$-	$2,400,979
Commercial Paper	5,974,806	406	(1,152)	5,974,060
Corporate Bonds	5,049,209	-	(4,889)	5,044,320
Total Marketable Securities	$13,424,015	$1,385	$(6,041)	$13,419,359

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$6,240,000	$571	$(5,575)	$6,234,996
Commercial Paper	2,981,307	-	(3,737)	2,977,570
Corporate Bonds	4,036,820	-	(9,300)	4,027,520
Total Marketable Securities	$13,258,127	$571	$(18,612)	$13,240,086

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of September 30, 2016 the Company had five investments of commercial paper with an aggregate fair value of $4,975,230 and unrealized losses of $1,152, and four corporate bonds with an aggregate fair value of $4,044,320 and unrealized losses of $4,889 all of which have been unrealized losses for less than 12 months.   The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of September 30 2016, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	September 30, 2016	December 31, 2015

Deposits on contracts	$126,712	$501,170
Prepaid expenses and other current assets	675,341	720,648

	$802,053	$1,221,818

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	September 30, 2016	December 31, 2015

Furniture and fixtures	$78,794	$78,794
Office and computer equipment	113,529	105,266
Lab equipment	431,650	431,650
Leasehold improvements	133,762	133,762

Total equipment	757,735	749,472
Less: Accumulated depreciation and amortization	(660,695)	(636,572)

Net carrying amount	$97,040	$112,900

6.	Accounts Payable and Accrued Expenses

	September 30, 2016	December 31, 2015

Trade payables	$416,708	$774,543
Accrued expenses	106,999	92,752
Accrued research and development contract costs	1,115,518	1,515,151
Payroll liabilities	146,499	278,852

	$1,785,724	$2,661,298

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

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $18,750 and $56,250 for the three and nine months ended September 30, 2016 and 2015, respectively.  The remaining $468,750 and $525,000 to be amortized at September 30, 2016 and December 31, 2015, respectively, is reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2017.  Under the terms of the agreement, Rexgene does not pay royalties on the Company’s net sales outside of Asia.

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

The following table sets forth the cumulative deferred lease incentive:

	September 30, 2016	December 31, 2015

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(120,441)	(111,108)

Balance	$34,219	$43,552

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $51,681 and $60,468 as of September 30, 2016 and December 31, 2015, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of September 30, 2016 and December 31, 2015, there were stock options and warrants to acquire, in the aggregate, 72,300,887 and 39,082,886 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred since December 31, 2015:

Public Offerings

March 2016

On March 2, 2016 the Company closed on a registered direct public offering of 15,625,000 shares of common stock and warrants to purchase up to 11,718,750 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.75 shares of common stock, at a price of $0.32 per unit, with an exercise price for the warrants of $0.42 per share.  The total gross proceeds of the offering were $5,000,000.  The issued warrants issued became exercisable beginning six months after the closing date and will remain exercisable until the five-year anniversary of the initial exercise date and were recorded as liabilities at fair value.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

September 2016

On September 19, 2016 the Company closed on a registered direct public offering of 24,000,000 shares of common stock and warrants to purchase up to 18,000,000 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.75 shares of common stock, at a price of $0.25 per unit, with an exercise price for the warrants of $0.30 per share.  The total gross proceeds of the offering were $6,000,000.  The warrants issued will become exercisable beginning six months after the closing date and remain exercisable until the five-year anniversary of the initial exercise date and were recorded as liabilities at fair value.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$6,000,000

Allocated to warrant liabilities:	1,671,120
Allocated to common stock and additional paid-in capital	4,328,880

Total allocated gross proceeds:	$6,000,000

The closing costs of $575,094 included 1,440,000 warrants valued at $117,130 and $457,964 for placement agent and other fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $143,203 to financing expense and $431,891 as stock issuance costs.

Compensatory Shares

During the nine months ended September 30, 2016, the Company issued 330,000 shares to vendors in exchange for investor relations services.  The aggregate market value of the stock issued was $97,649.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of September 30, 2016, the Company had 17,774,040 options to purchase common stock outstanding.

At the Company’s Annual Meeting of Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of September 30, 2016, there were 12,635,540 options outstanding under the 2013 Plan, and 4,356,960 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of September 30, 2016, there were 5,018,500 outstanding options under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 120,000 shares of the Company’s common stock.  Of the Company’s outstanding options as of September 30, 2016, these were the only options that were not issued pursuant to the 2013 Plan or the 2003 Plan.

At the Company’s Annual Meeting of the Stockholders held on June 9, 2016, the Company’s stockholders voted to approve an amendment to the 2013 Plan, including to provide for awards of restricted stock and restricted stock units.  As of September 30, 2016, no awards of restricted stock or restricted stock units had been granted.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Accounting for Awards

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Statement of operations line item:
General and administrative	$232,951	$127,203	$673,064	$492,908
Research and development	136,451	98,113	390,525	276,760

Total	$369,402	$225,316	$1,063,589	$769,668

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Summary of Stock Option Transactions

There were 5,876,391 stock options granted at exercise prices ranging from $0.26 to $0.37 with an aggregate fair value of $1,150,513 during the nine months ended September 30, 2016.  There were 4,201,316 stock options granted at exercise prices ranging from $0.54 to $0.89 with an aggregate fair value of $1,994,893 during the nine months ended September 30, 2015.

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

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2016	2015
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	31-75%	72-80%
Risk free interest rate	0.8-1.4%	1.2-1.7%
Expected term (in years)	2-6 years	5-6 years

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes share-based transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	12,590,982	$0.83	6.8 years	$26,500
Granted	5,876,391	0.32
Exercised	-	-
Expired	(610,000)	1.20
Cancelled	(83,333)	0.51

Outstanding, September 30, 2016	17,774,040	$0.65	7.4 years	$-
Exercisable, September 30, 2016	8,530,929	$0.82	5.7 years	$-

There were no stock options exercised during the three and nine months ended September 30, 2016, or for the three months ended September 30, 2015.  The total intrinsic value of the options exercised was $99,895 for the nine months ended September 30, 2015.  The weighted average fair value of the options granted was $0.20 and $0.47 for the nine months ended September 30, 2016 and 2015, respectively.

A summary of the Company’s unvested options as of September 30, 2016 and changes during the nine months ended September 30, 2016 is presented below:

	2016
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2016	5,888,432	$0.51
Granted	5,876,391	$0.20
Vested	(2,476,504)	$0.46
Cancelled	(45,208)	$0.35

Unvested at September 30, 2016	9,243,111	$0.33

As of September 30, 2016 there was $2,297,290 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.3 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of September 30, 2016, warrants to purchase 54,526,847 shares were outstanding, having exercise prices ranging from $0.30 to $1.28 and expiration dates ranging from December 4, 2017 to March 19, 2022.

	2016		2015

	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	26,491,904	$0.80	13,205,871	$1.07
Issued during the period	31,940,000	$0.35	-	$-
Exercised during the period	-	$-	(47,300)	$0.47
Expired during the period	(3,905,057)	$1.37	-	$-

Balance, September 30	54,526,847	$0.49	13,158,571	$1.07

At September 30, 2016 the weighted average remaining contractual life of the outstanding warrants was 4.5 years.

The warrants issued to investors in the December 2012, November 2015, March 2016, September 2016, and previous offerings contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange).  If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a non-public company, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  Due to this contingent redemption provision, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.  The warrants issued to investors in the July 2013, October 2013 and January 2014 offerings contain a fundamental transaction provision, but the warrant holders only have an option as to the type of consideration received if the holders of common stock receive an option as to their consideration.  In addition, the warrants issued in the December 2012, July 2013, October 2013, January 2014, November 2015, March 2016, September 2016 and previous offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2016	December 31, 2015
Expired Warrants	$-	$2,590
December 2012 Investor Warrants	328	9,818
July 2013 Investor Warrants	5,480	121,420
October 2013 Investor Warrants	9,478	169,349
January 2014 Investor Warrants	1,571	131,476
November 2015 Investor Warrants	555,625	2,169,375
November 2015 Placement Agent Warrants	30,292	135,135
March 2016 Investor Warrants	742,031	-
March 2016 Placement Agent Warrants	43,750	-
September 2016 Investor Warrants	1,658,340	-
September 2016 Placement Agent Warrants	114,696	-
Total:	$3,161,591	$2,739,163

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	September 30, 2016	December 31, 2015
Expired Warrants	-	3,905,057
December 2012 Investor Warrants	174,300	174,300
July 2013 Investor Warrants	2,000,000	2,000,000
October 2013 Investor Warrants	2,317,309	2,317,309
January 2014 Investor Warrants	4,761,905	4,761,905
November 2015 Investor Warrants	12,500,000	12,500,000
November 2015 Placement Agent Warrants	833,333	833,333
March 2016 Investor Warrants	11,718,750	-
March 2016 Placement Agent Warrants	781,250	-
September 2016 Investor Warrants	18,000,000	-
September 2016 Placement Agent Warrants	1,440,000	-
Total:	54,526,847	26,491,904

The assumptions used in calculating the fair values of the warrants are as follows:

	September 30, 2016	December 31, 2015
Trading market prices	$0.21	$0.36
Estimated future volatility	104%	105%
Dividend	-	-
Estimated future risk-free rate	0.77 -1.46%	0.82-2.38%
Equivalent volatility	41-59%	44-65%
Equivalent risk-free rate	0.42 -0.80%	0.22-1.11%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expired Warrants	$-	$(9,903)	$2,590	$384,365
December 2012 Investor Warrants	2,212	16,350	9,490	46,021
July 2013 Investor Warrants	22,040	147,848	115,940	412,208
October 2013 Investor Warrants	30,264	166,744	159,871	472,682
January 2014 Investor Warrants	12,190	287,262	129,905	967,200
November 2015 Investor Warrants	409,125	-	1,613,750	-
November 2015 Placement Agent Warrants	24,683	-	104,842	-
March 2016 Investor Warrants	425,625	-	1,677,891	-
March 2016 Placement Agent Warrants	26,283	-	112,188	-
September 2016 Investor Warrants	12,780	-	12,780	-
September 2016 Placement Agent Warrants	2,435	-	2,435	-
Total:	$967,637	$608,301	$3,941,682	$2,282,476

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2016 and 2015 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2016 and December 31, 2015, the Company had unused net operating loss carry-forwards of approximately $110,482,000 and $98,954,000, respectively, which expire at various dates through 2036.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2016 and December 31, 2015, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.
Deferred tax assets and valuation allowances consist of:

	September 30, 2016	December 31, 2015

Net Operating Loss Carryforwards	$43,088,000	$38,592,000
Stock Compensation Expense	2,046,000	1,891,000
Book tax differences on assets and liabilities	293,000	380,000
Valuation Allowance	(45,427,000)	(40,863,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2013 through 2015 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2016, the total estimated cost to complete these agreements was approximately $6,180,000. All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of September 30, 2016, the milestone has not occurred.

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

Rent paid under the Company’s lease during the three months ended September 30, 2016 and 2015 was $51,823 and $51,110, respectively, and rent paid during the nine months ended September 30, 2016 and 2015 was $154,426 and 151,227, respectively.

Prior Laboratory Lease

On August 26, 2014, the Company signed a one-year renewal to use laboratory space commencing on July 1, 2014 and ending on June 30, 2015.  The lease required monthly rental payments of $4,554.  Rent paid under the Company’s lease during the nine months ended September 30, 2015 was $27,324.

Current Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three and nine months ended September 30, 2016 was $15,771 and $46,395, respectively.  Rent paid under this lease during the three and nine months ended September 30, 2015 was $15,312.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining three months ending December 31:	2016	66,669
For the year ending December 31:	2017	255,731
	2018	233,923
	2019	152,955
	2020	34,468

	Total	$743,746

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $29,114 and $33,997 for the three months ended September 30, 2016 and 2015, respectively, and $92,203 and $98,155 for the nine months ended September 30, 2016 and 2015, respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of September 30, 2016, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.  As of September 30, 2016, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at September 30, 2016 and December 31, 2015.

de
	Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$2,400,979	$-	$2,400,979	$-
Commercial Paper	5,974,060	-	5,974,060	-
Corporate Bonds	5,044,320	-	5,044,320	-
Total Assets:	$13,419,359	$-	$13,419,359	$-

Liabilities:
Warrant Liabilities	$3,161,591	-	-	$3,161,591

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$6,234,996	$-	$6,234,996	$-
Commercial Paper	2,977,570	-	2,977,570	-
Corporate Bonds	4,027,520	-	4,027,520	-
Total Assets:	$13,240,086	$-	$13,240,086	$-

Liabilities:
Warrant Liabilities	$2,739,163	-	-	$2,739,163

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

The following table sets forth a reconciliation of changes in the nine months ended September 30, 2016 and 2015 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2016	$2,739,163
Additions	4,364,110
Unrealized gains, net	(3,941,682)
Transfers out of level 3	-
Balance at September 30, 2016	$3,161,591

Warrant Liabilities
Balance at January 1, 2015	$3,768,351
Additions	-
Unrealized gains, net	(2,282,476)
Transfers out of level 3	(9,378)
Balance at September 30, 2015	$1,476,497

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

•
RX-3117 is a small molecule nucleoside compound that we believe has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer. We previously completed a Phase Ib clinical trial of RX-3117 and identified a recommended Phase II dose.  In this trial, RX-3117 appeared to be safe and well tolerated with a predictable pharmacokinetic profile for an orally-administered agent with preliminary evidence of single agent activity.  We then initiated a two stage Phase Ib/IIa clinical trial of RX-3117 in patients with relapsed/refractory pancreatic cancer.  Based on achieving the predefined efficacy criteria in stage 1, stage 2 of the study has now been initiated.  We also commenced enrollment in a Phase Ib/IIa trial in patients with advanced bladder cancer.

•
Supinoxin, or RX-5902, is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis. We are currently conducting a Phase I clinical trial of Supinoxin to evaluate its safety and efficacy and maximum tolerated dose in patients with solid tumors.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and September 30, 2015

Total Revenues

We had no revenues for the three and nine months ended September 30, 2016 or 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased approximately $136,000, or 8.7%, to $1,419,000 for the three months ended September 30, 2016 from $1,555,000 for the three months ended September 30, 2015.  General and administrative expenses decreased approximately $174,000 or 3.7%, to $4,490,000 for the nine months ended September 30, 2016 from $4,664,000 for nine months ended September 30, 2015.  The decrease is primarily attributable to lower personnel costs and professional fees in 2016.

Research and Development Expenses

Research and development expenses decreased approximately $805,000, or 25.9%, to $2,299,000 for the three months ended September 30, 2016, from $3,104,000 for the three months ended September 30, 2015.  Research and development expenses decreased approximately $1,228,000, or 13.3%, to $8,004,000 for the nine months ended September 30, 2016, from $9,232,000 for the nine months ended September 30, 2015.  Decreased research and development costs for the three and nine months ended September 30, 2016 were primarily attributable to lower manufacturing costs for our drug candidates due to a significant supply of our drug candidates already being available to us from earlier manufacturing campaigns.  During the three months ended September 30, 2016, we incurred approximately $358,000 of drug manufacturing costs, compared to approximately $1,623,000 during the three months ended September 30, 2015.  During the nine months ended September 30, 2016, we incurred approximately $2,325,000 of drug manufacturing costs, compared to approximately $4,665,000 during the nine months ended September 30, 2015.  Because the volume and timing of drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities.  The decreases to drug manufacturing costs were offset by increases in clinical costs related to patient and site enrollment.  We expect expenses to increase in the fourth quarter of 2016 compared to the quarter ended September 30, 2016 due to increased patient enrollments in our clinical trials and new manufacturing campaigns.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Clinical Candidates:
Archexin	$337,600	$231,300	$1,421,200	$1,312,800
RX-3117	510,000	1,149,700	1,944,700	3,354,600
Supinoxin	513,300	851,200	1,842,700	1,929,200

Preclinical, Personnel and Overhead	937,685	871,607	2,795,593	2,635,303

Total Research and Development Expenses	$2,298,585	$3,103,807	$8,004,193	$9,231,903

Interest Income

Interest income remained relatively flat, increasing $2,421 and $2,558, or 10.2% and 3.1%, respectively, from the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

Unrealized Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended September 30, 2016 and 2015, we recorded unrealized gains on the fair value of our warrants of approximately $968,000 and 608,000 respectively.  During the nine months ended September 30, 2016 and 2015, we recorded unrealized gains on the fair value of our warrants of approximately $3,942,000 and $2,282,000 respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors. The unrealized gains for the three and nine months ended September 30, 2016 primarily resulted from a decreased price of the underlying common stock at September 30, 2016 and an increase in the number of outstanding warrants.

Financing Expense

We incurred approximately $143,000 of financing expenses during the three months ended September 30, 2016, related to our registered direct offering in September 2016 and approximately $313,000 of financing expenses during the nine months ended September 30, 2016 related to our registered direct offerings in March 2016 and September 2016.  We did not incur financing expenses during the three and nine months ended September 30, 2015.

Net Loss

As a result of the above, net loss for the three and nine months ended September 30, 2016 was approximately $2,867,000 and $8,782,000, or $0.01 and $0.04 per share, respectively, compared to approximately $4,027,000 and $11,532,000, or $0.02 and $0.06, respectively, for the three and nine months ended September 30, 2015, respectively.

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

Expenses related to Archexin slightly increased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, which was primarily attributable to increased patient enrollments as we progress through Stage 2 of the trial.  We expect that expenses related to Archexin will increase for the remainder of 2016 compared to the three months ended September 30, 2016 as we continue Stage 2 of the ongoing Archexin clinical trial.

RX-3117

 RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, cervical, non-small cell lung cancer and colon cancer.  We previously identified the MTD of RX-3117, which we are evaluating in a Phase Ib/IIa proof-of-concept clinical trial in patients with relapsed and refractory pancreatic cancer and advanced bladder cancer. During the three months ended September 30, 2016, we completed stage 1 and entered stage 2 of the pancreatic cancer clinical trial.  The decision to proceed with stage 2 was based on satisfying predefined criteria for preliminary efficacy for stage 1 of the trial.  During the most recent quarter, we also initiated stage 1 of the bladder cancer clinical trial.

Expenses related to RX-3117 decreased during the three and nine months ended September 30, 2016 compared to the same period in 2015 primarily attributable to decreased manufacturing costs incurred in connection with our Phase I and Phase Ib/IIa trials.  However, we expect expenses will increase in the remainder of 2016 compared to the three months ended September 30, 2016 due to patient enrollment costs.

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

Expenses related to Supinoxin decreased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available from earlier manufacturing campaigns.  We expect that expenses related to Supinoxin will increase in the remainder of 2016 compared to the three months ended September 30, 2016 as we expect to reach the MTD or recommended Phase Ib/IIa dose in 2016 and expect to continue development with our planned Phase Ib/IIa study.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates increased for the three and nine months ended September 30, 2016 compared to the same period in 2015 as we continued development of our pipeline.  We expect that expenses related to our pre-clinical pipeline, including RX-21101, will increase slightly in the fourth quarter of 2016 compared to 2015 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was approximately $11,734,000 for the nine months ended September 30, 2016.  The operating cash flows during the nine months ended September 30, 2016 reflect a net loss of $8,782,000, an unrealized gain on the fair value of warrants of $3,942,000 and a net increase of cash components of working capital and non-cash charges totaling $990,000.  Cash used in operating activities was approximately $12,944,000 for the nine months ended September 30, 2015.  The operating cash flows during the nine months ended September 30, 2015 reflect our net loss of $11,532,000, and a net decrease of cash components of working capital and other non-cash charges totaling $1,412,000.

Cash used in investing activities was approximately $196,000 for the nine months ended September 30, 2016, which consisted of $8,748,000 and $8,000 for the purchases of marketable securities and equipment, respectively, offset by $8,560,000 from the redemption of marketable securities. Cash provided by investing activities was approximately $13,832,000 for the nine months ended September 30, 2015, which consisted of $14,625,000 from the redemption of marketable securities, offset by $741,000 and $52,000 for the purchases of marketable securities and equipment, respectively.

Cash provided by financing activities was approximately $10,122,000 for the nine months ended September 30, 2016, which consisted of net proceeds from our registered direct public offerings in March 2016 and September 2016.  Cash provided by financing activities was approximately $1,737,000 for the nine months ended September 30, 2015, which consisted of $1,006,000 in proceeds from the sale of common stock and $709,000, and $22,000, from the exercise of stock options and warrants, respectively.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2015 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of September 30, 2016, the total estimated cost to complete our contracts with vendors for research and development services was approximately $6,180,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to consulting agreements, we issued 135,000 shares of common stock during the three months ended September 30, 2016 to two privately held investor relations firms in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: November 4, 2016		Peter D. Suzdak
Chief Executive Officer
(principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: November 4, 2016		Tae Heum Jeong
Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Research and Collaboration Agreement dated February 6, 2003 by and between Rexahn Pharmaceuticals, Inc. and Rexgene Biotech Co., Ltd., filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 is incorporated herein by reference.

10.2*	Employment Agreement dated July 6, 2016 by and between Rexahn Pharmaceuticals, Inc. and Lisa Nolan, Ph.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Comprehensive Loss; (iv) Condensed Statement of Cash Flows; and (v) Notes to the Financial Statements.

*Indicates management contract or compensatory plan.