Form 10-K
period 2016-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2017-02-24
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule-405 of the Securities Act. Yes ☐ No☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $51,498,946 based on the closing price reported on NYSE MKT.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 24, 2017
Common Stock, $0.0001 par value per share	237,443,785 shares

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a clinical stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer. Our mission is to improve the lives of cancer patients by developing next-generation cancer therapies that are designed to maximize efficacy while minimizing the toxicity and side effects traditionally associated with cancer treatment. Our clinical pipeline features three oncology product candidates in Phase II clinical development and additional compounds in pre-clinical development. Our strategy is to continue building a significant pipeline of innovative oncology product candidates that we intend to commercialize with partners. Our three clinical stage drug candidates in active development are RX-3117, SupinoxinTM (RX-5902) and Archexin®.

•
RX-3117 is a small molecule nucleoside compound with an anti-metabolite mechanism of action, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer.  We completed an exploratory Phase I clinical study of RX-3117 that showed a level of oral bioavailability of RX-3117 in humans.  In this trial, RX-3117 appeared to be safe and well tolerated with a predictable pharmacokinetic profile for an orally administered agent, with preliminary evidence of single agent activity. We are currently conducting a Phase IIa clinical trial of RX-3117 in patients with relapsed or refractory pancreatic cancer, and a Phase IIa clinical trial in patients with advanced muscle-invasive bladder cancer.  RX-3117 has received “orphan drug designation” from the U.S. Food and Drug Administration (“FDA”) for pancreatic cancer.  Orphan drug designation provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug generally receives seven years of exclusivity after approval for a designated use, during which time, the FDA generally cannot approve another product with the same active moiety for the same indication.

•
Supinoxin, or RX-5902, is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis through its interaction with beta-catenin.  Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  Supinoxin selectively blocks phosphorylated p68, thereby decreasing the proliferation or growth of cancer cells in preclinical models.   We have evaluated Supinoxin in a Phase I dose escalation study in patients with a diverse range of metastatic, treatment-refractory tumors, including breast, ovarian, colorectal, and neuro-endocrine tumors.  In February, 2017, we initiated a Phase IIa clinical study of Supinoxin in patients with metastatic triple negative breast cancer (“TNBC”).

•
Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  Archexin has received orphan drug designation from the FDA for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.  We have completed a pilot Phase IIa clinical trial of Archexin for the treatment of pancreatic cancer.  We are currently conducting a Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic renal cell carcinoma who have failed first line treatment to evaluate its safety and efficacy in combination with AFINITOR® (everolimus).

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

Company Background

We trace our history to the March 2001 founding of Rexahn, Corp, which in 2005 merged with and into Rexahn Pharmaceuticals, Inc. (formerly Corporate Road Show.com Inc.).  Dr. Peter Suzdak, our Chief Executive Officer since February 2013, has extensive experience in corporate management and drug development, particularly in the field of oncology.  Dr. Chang Ahn, our founder, Chief Scientist and Chairman Emeritus of our Board of Directors, is a former FDA reviewer and National Cancer Institute (“NCI”) research scientist.  He guided our initial research and commercialization efforts in targeted oncology drugs.

Our common stock is currently listed on the NYSE MKT under the trading symbol “RNN.” Our principal corporate office is located at 15245 Shady Grove Road, Suite 455, Rockville, Maryland 20850 in Maryland’s I-270 technology corridor.  Our telephone number is (240) 268-5300.

Industry and Disease Markets

Market Overview

Our primary research and development focus is on oncology therapeutics.  A key component of our strategy is to develop innovative drugs that are potential first-in-class or market-leading compounds for the treatment of cancer. According to the Centers for Disease Control and Prevention, cancer claims the lives of more than half a million Americans each year and is the second leading cause of death among Americans.  In 2017, the World Health Organization estimated that 14 million new cases of cancer are diagnosed annually worldwide and that the incidence will to increase to 24 million by 2022.  A  2017 American Cancer Society report projected that an estimated 1.7 million new cancer cases will be diagnosed in the United States in 2017.   In 2015, Evaluate Pharma projected that global annual sales of cancer drugs would grow to $153 billion by 2020.

Current Cancer Treatments

Traditional cancer treatments involve surgery, radiation therapy and chemotherapy.  Surgery is widely used to treat cancer, but may result in related or significant complications and may be ineffective if metastasis has occurred.  Radiation therapy, or radiotherapy, can be highly effective in treating certain types of cancer.  In radiation therapy, ionizing radiation deposits energy that injures or destroys cells in the area being treated by damaging their genetic material, making it impossible for these cells to continue to grow.  Although radiation damages both cancer cells and normal cells, the normal cells are generally able to repair themselves and function properly.  Chemotherapy involves the use of cytotoxic cancer drugs to destroy cancer cells by interfering with various stages of the cell division process.  For certain cancers and in certain patients, these drugs have limited efficacy and debilitating adverse side effects. Administration of cytotoxic cancer drugs may also result in the development of multiple drug, or multi-drug, resistance, which is a condition that results when certain tumor cells that have survived treatment with cytotoxic drugs are no longer susceptible to treatment by those and other drugs.  Recent advances in cancer treatment include the use of immunotherapies to stimulate the body’s own immune system to kill cancer cells.  Immunotherapy can significantly improve survival in certain cancers, including melanoma, non-small cell lung cancer, head and neck tumors, lymphoma and renal cell carcinoma.  However, immunotherapy approaches have not been effective in all tumor types and there is a risk of over-stimulation of the immune system that can lead to life-threatening side-effects, such as colitis, pneumonia, and hepatitis.

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

Market Opportunity

There are several factors that we believe are favorable for commercializing new cancer drugs that may have the potential to be first-in-class or market leaders, including:

•
Expedited Regulatory or Commercialization Pathways.  Drugs for life-threatening diseases such as cancer are often candidates for fast track designation, breakthrough therapy designation, priority review and accelerated approval, each of which may lead to approval sooner than would otherwise be the case.

•
Favorable Environment for Formulary Access and Reimbursement.  We believe cancer drugs with proven efficacy would gain rapid market uptake, formulary listing and third-party payor reimbursement.  Drugs with orphan designations are generally reimbursed by third-party payors because there are few, if any, alternatives.

•
Low Marketing Costs.  We believe the marketing of new drugs to oncologists can be accomplished with a smaller sales force and lower related costs than a sales force that markets widely to primary care physicians and general practitioners.

Our Strategy

Our strategy is to continue building a significant product pipeline of innovative drug candidates that we intend to commercialize alone or with partners.  This strategy has several key components.

Develop Innovative Therapeutics with the Potential to be First-in-Class or Market Leaders

We plan to focus our research and development pipeline on potential first-in-class or market-leading compounds for the treatment of cancer.  By expanding the breadth and depth of our oncology pipeline, we aim to develop an industry-leading oncology therapeutics franchise.  Our pipeline spans several major classes of cancer drugs, including molecular targeted therapies and nano-medicines for targeted delivery of compounds and small molecule cytotoxic compounds. Differentiated target product profiles and proprietary discovery and research technology platforms further support these strategic efforts.

Clinically Develop Drug Candidates as Orphan Drugs

We intend to initially develop drug candidates for cancers that are orphan indications. Under the Orphan Drug Act, the FDA may grant orphan drug designation to new drugs developed to treat diseases generally affecting less than 200,000 patients.  Benefits associated with orphan drug designation include tax incentives for research and development and an exemption from user fees under certain circumstances. Although the standards for orphan drug approval are not different than for non-orphan products, the path to approval may be faster because clinical trials may be smaller due to the smaller patient population. Further, a drug that is approved for its orphan-designated indication generally receives seven years of orphan drug exclusivity, during which the FDA generally may not approve any other application for a product containing the same active moiety and proposed for the same indication.  An approved orphan drug also may qualify for an exemption from the branded prescription drug fee.  We plan to develop drug candidates for cancers that are orphan indications in order to take advantage of the benefits of orphan drug designation during development and the exclusivity available under the Orphan Drug Act for approved products, as well as the potential for reduced time to market. Drugs intended to treat rare diseases or conditions also may qualify for fast track designation, breakthrough therapy designation, accelerated approval and/or priority review, any or all of which may speed the development and approval process.

Establish Partnerships with Large Pharmaceutical Companies

We seek to establish strategic alliances and partnerships with larger pharmaceutical companies for the commercialization and co-development of our drug candidates.

In-License Unique Technology

We continually review opportunities to in-license and advance compounds in oncology that have value-creating potential and will strengthen our clinical development pipeline.

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

Our Pipeline Drug Candidates

Clinical Stage Pipeline

RX-3117: Oral Small Molecule Nucleoside

RX-3117 is a novel, investigational oral small molecule nucleoside compound.  In pre-clinical models when activated (phosphorylated) by uridine-cytidine kinase 2, a protein that is overexpressed in various human cancer cells, RX-3117 is incorporated into DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells. We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, lung, cervical, non-small cell lung cancer and colon cancer.  RX-3117 has received orphan drug designation from the FDA for the treatment of patients with pancreatic cancer.  RX-3117 has also been shown in animal models to inhibit the growth of gemcitabine-resistant human cancers and improve overall survival.

RX-3117 has demonstrated broad spectrum anti-tumor activity against over 100 different human cancer cell lines and efficacy in 17 different mouse xenograft models. Notably, the efficacy of RX-3117 in the mouse xenograft models was superior to that of gemcitabine.  Further, RX-3117 still retains its full anti-tumor activity in human cancer cell lines made resistant to the anti-tumor effects of gemcitabine.  In August 2012, we reported the completion of an exploratory Phase I clinical trial of RX-3117 in cancer patients conducted in Europe, to investigate the oral bioavailability, safety and tolerability of the compound. In this study, oral administration of a 50 mg dose of RX-3117 demonstrated an oral bioavailability of 56% and a plasma half-life (T1/2) of 14 hours. In addition, RX-3117 appeared to be safe and well tolerated in all subjects throughout the dose range tested.

Final results from the Phase Ib clinical trial of RX-3117 presented at the American Society of Clinical Oncology Annual Meeting in June 2016 showed evidence of single agent activity. Patients in the study had generally received four or more cancer therapies prior to enrollment. In this study, 12 patients experienced stable disease persisting for up to 276 days and three patients showed evidence of tumor burden reduction. A maximum tolerated dose of 700 mg was identified in the study.  At the doses tested to date, RX-3117, administered orally, appeared to be safe and well tolerated with a predictable pharmacokinetic profile following oral administration.

In March 2016, we initiated a multi-center Phase IIa clinical trial of RX-3117 in patients with relapsed or refractory pancreatic cancer to further evaluate the safety and anti-cancer properties of this compound. Patients in the trial will receive a 700 mg daily oral dose of RX-3117, for five consecutive days, followed by two days off, for three weeks, followed by a week of rest, in a 28 day cycle for up to eight treatment cycles, or until their disease progresses.  The study is designed as a two-stage study with 10 patients in stage 1 and an additional 40 in stage 2.  According to pre-set criteria, if greater than 20% of the patients have an increase in progression free survival of more than four months, or an objective clinical response rate and reduction in tumor size, then an additional 40 pancreatic cancer patients would be enrolled into stage 2. Secondary endpoints include time to disease progression, overall response rate and duration of response, as well as pharmacokinetic assessments and safety parameters.

In September 2016, we initiated stage 2 of this Phase IIa clinical trial.  The decision to proceed was based on satisfying the predefined criteria for preliminary efficacy for stage 1 of the trial.  RX-3117 was safe and well tolerated with preliminary efficacy seen in pancreatic cancer patients for whom three or more prior therapies had been ineffective.

In September 2016, we commenced enrollment in a Phase IIa trial of RX-3117 in patients with advanced bladder cancer.  This Phase IIa clinical trial is a multicenter, open-label, single-agent study of RX-3117 being conducted at 10 clinical centers in the United States. RX-3117 is being administered orally five times weekly on a three weeks on, one week off dosing schedule.  The primary endpoint for the trial is an assessment of the progression free survival rate or an objective clinical response rate and reduction in tumor size.  Secondary endpoints include time to disease progression, overall response rate and duration of response, as well as pharmacokinetic assessments and safety.

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

Supinoxin was evaluated in a Phase I dose-escalation clinical trial in cancer patients with solid tumors designed to evaluate the safety, tolerability, dose-limiting toxicities and the recommended Phase II dose. Secondary endpoints include pharmacokinetic analyses and an evaluation of the preliminary anti-tumor effects of Supinoxin.  We completed enrollment in this study in 2016.

Updated results from the Phase I clinical trial of Supinoxin were presented in October 2016 at the 2016 European Society for Medical Oncology Congress.

The results showed evidence of single-agent, clinical activity of Supinoxin.  In this study, Supinoxin preliminarily appeared to be safe and well tolerated at the doses and dosing schedules tested with no dose limiting toxicities or treatment-related serious adverse events.  The most frequently reported drug related adverse events were mild nausea, vomiting and fatigue. Initial signs of clinical activity have been observed.  Twenty-four subjects were enrolled (11 female, 13 male), and seven subjects experienced stable disease in breast, neuroendocrine, paraganglioma, head/neck or colorectal cancer.  Three subjects received treatment for more than one year. Approximately 55% of the subjects had received four or more therapies prior to their enrollment in the Phase I clinical study.

We initiated a Phase IIa study of Supinoxin in patients with triple negative breast cancer in February 2017.  The study will evaluate the safety and preliminary efficacy of Supinoxin in patients with metastatic triple negative breast cancer who have failed prior treatments. We also plan to evaluate Supinoxin in combination with other anticancer agents in TNBC, assuming positive data from this initial study.

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

We completed a Phase IIa clinical trial for Archexin that was designed to assess the safety and efficacy of Archexin in combination with gemcitabine. Gemcitabine is used to treat pancreatic, breast, ovarian, and lung cancers, and may be used for other cancers as well. The study enrolled 31 patients with metastatic pancreatic cancer in the United States and India and showed that treatment with Archexin in combination with gemcitabine provided a median survival rate of 9.1 months compared to the historical survival rate of 5.7 months for single-agent gemcitabine therapy. We are not currently seeking to further develop Archexin in combination with gemcitabine.

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

Pre-Clinical Pipeline

RX-21101:  Nano-polymer Anti-cancer Drug

RX-21101 is an investigational anti-cancer nano-polymer drug that we believe can mitigate some of the limitations of cytotoxic compounds, such as poor solubility and severe adverse reactions. Conjugating water-soluble and non-toxic N-(2-Hydroxypropyl)methacrylamide to conventional anti-cancer compounds may bolster efficacy while lowering toxicity by specific tumor targeting and increased stability in the body. In June 2015, RX-21101 was selected by NCI’s Nanotechnology Characterization Laboratory for its pre-clinical characterization program to facilitate the advancement of RX-21101 towards human clinical trials.

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

We are aware of products under development by our competitors that target the same indications as our clinical stage drug candidates. If approved, Archexin could compete with other Akt-1 inhibitors under development by other companies including Merck & Company, Inc., GlaxoSmithKline, AstraZeneca, Gilead Sciences, MEI Pharma, PIQUR Therapeutics and others.  Archexin will also compete with carbozantinib (Exelexis) and lenvatinib (Eisai), multi-kinase inhibitors that were approved for RCC in 2016, and also with FDA-approved immunotherapy nivolumab (BMS). If approved, RX-3117 could compete with other compounds with an anti-metabolite mechanism of action in cancers, such as sapacitabine, which is under development by Cyclacel.  We are not currently aware of known inhibitors of phosphorylated p68 that would compete with Supinoxin if Supinoxin were approved, but other drugs with a different mechanism of action are in development for the same indications, such as Immunomedics’ sacitazumab govitecan and Celldex’s Glenbatumumab vedotin, both in development for triple negative breast cancer. Our competitors may succeed in developing products that are more safe and/or effective than ours, which could render our product candidates less competitive prior to recovery by us of expenses incurred with respect to their development.

Government Regulation

Regulation by governmental authorities in the United States and in other countries is a significant consideration in our product development, manufacturing and marketing strategies.  We expect that all of our drug candidates will require regulatory approval by the FDA and by similar regulatory authorities in foreign countries prior to commercialization and will be subjected to rigorous pre-clinical, clinical, and post-approval testing to demonstrate safety and effectiveness, as well as other significant regulatory requirements and restrictions in each jurisdiction in which we would seek to market our products.  U.S. federal laws and regulations govern the testing, development, manufacture, quality control, safety, effectiveness, approval, storage, labeling, record keeping, reporting, distribution, import, export and marketing of all biopharmaceutical products intended for therapeutic purposes.  We believe that we and the third parties that work with us are in compliance in all material respects with currently applicable rules and regulations, however, any failure to comply could have a material negative impact on our ability to successfully develop and commercialize our products, and therefore on our financial performance.  In addition, these rules and regulations are subject to change.  For example, in December 2016, the 21st Century Cures Act (“Cures Act”) was signed into law. The Cures Act included numerous provisions that may be relevant to our product candidates, including provisions designed to speed development of innovative therapies and provide funding for certain cancer-related research and technology development.  Because the Cures Act has only recently been enacted, it is difficult to know whether, how, or when it may affect our business.  Similarly, further legislative and regulatory changes appear possible in the 115th United States Congress and under the Trump Administration, and it is difficult to foresee whether, how, or when such changes may affect our business.

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

Pre-clinical Testing.  Before testing any compound in humans in the United States, a company must develop pre-clinical data, generally including laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in animal species to assess safety and quality.  Certain types of animal studies must be conducted in compliance with the FDA’s Good Laboratory Practice regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

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

Clinical Trials.  Clinical trials involve administering a drug to human volunteers or patients, under the supervision of a qualified clinical investigator.  Clinical trials are subject to extensive regulation.  In the United States, this includes compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice (“GCP”) requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, with the goal of assuring that the data and results are credible and accurate and that study participants’ rights, safety and well-being are protected.  Each clinical trial must be conducted under a protocol that details the study objectives, parameters for monitoring safety and the efficacy criteria, if any, to be evaluated.  The protocol is submitted to the FDA as part of the IND and reviewed by the agency before the study begins.  Additionally, each clinical trial must be reviewed, approved and conducted under the auspices of an Institutional Review Board (“IRB”).  The sponsor of a clinical trial, the investigators and IRBs each must comply with requirements and restrictions that govern, among other things, obtaining informed consent from each study subject, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting adverse events.  Foreign studies conducted under an IND must meet the same requirements applicable to studies conducted in the United States.  However, if a foreign study is not conducted under an IND, the data may still be submitted to the FDA in support of a product application, if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

FDA performance goals regarding the timeliness of NDA review generally provide for action on an NDA within 12 months of its submission.  That deadline can be extended under certain circumstances, including by the FDA requests for additional information.  The targeted action date can also be shortened to eight months after submission, for products that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs.  Additionally, the FDA has programs for enhanced communication and consultation and other steps to expedite submission and consideration of such products.  For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product’s development.  Other FDA programs intended to expedite development and review include Accelerated Approval, which allows approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit and Breakthrough Therapy designation, which is available for drugs under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy.  If a drug receives Breakthrough Therapy designation, it will be eligible for all of the benefits of Fast Track designation, as well as for more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance.  Even if a product qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for qualification, and/or may determine that the product does not meet the standards for approval.  We anticipate, but cannot ensure, that our product candidates will qualify for such programs.

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

Exclusivity and Patent Protection.  In the United States and elsewhere, certain regulatory exclusivities and patent rights can provide an approved drug product with protection from certain competitors’ products for a period of time and within a certain scope.  In the United States, those protections include exclusivity under the Orphan Drug Act, which is available for drugs intended to treat rare diseases or conditions, which generally are diseases or conditions that affect fewer than 200,000 persons in the United States.  If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other qualifying criteria, the FDA grants orphan drug designation to the product for that use.  A product that has received orphan drug designation is eligible for research and development tax credits and is exempt from user fees under certain circumstances.  Additionally, a drug that is approved for its orphan-designated indication generally receives seven years of orphan drug exclusivity.  During that period, the FDA generally may not approve any other application for a product containing the same active moiety and proposed for the same indication.  There are exceptions, however, most notably when the later product is shown to be clinically superior to the product with exclusivity.  An approved orphan drug also may qualify for an exemption from the branded prescription drug fee.  Products that qualify for orphan designation may also qualify for other FDA programs that are intended to expedite the development and approval process and, as a practical matter, clinical trials for orphan products may be smaller, simply because of the smaller patient population.  Nonetheless, the same approval standards apply to orphan-designated products as for other drugs.

Archexin has received orphan drug designation from the FDA for RCC, glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.  RX-3117 received orphan drug designation for pancreatic cancer in September 2014.

Generic Competition.  Any drug candidates approved for commercial marketing under an NDA would be subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act.  Among other things, the Hatch-Waxman Act establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products, including generic versions of the approved product, which may be approved under an Abbreviated New Drug Application by a showing that the generic product is the “same as” the approved product in key respects.  Those abbreviated approval pathways generally are available, however, after expiration of certain periods of regulatory exclusivity and/or extended patent protection, which the Hatch-Waxman Act also provides.  These protections include: (1) five years of regulatory exclusivity for a new chemical entity (generally, the first approval of a product containing a particular active moiety), during which an application for a follow-on product cannot be accepted for review; (2) three years of exclusivity for the approval of an NDA or supplemental NDA that contains data from new clinical investigations that were necessary for approval, during which the follow-on product may not receive final approval; and (3) up to five years’ extension of the term of a patent covering a drug that contains an active ingredient not previously approved.  The Hatch-Waxman Act also provides a means for the sponsor of an approved NDA to act before approval of a proposed ANDA to sue to protect patents claiming the drug substance, drug product, or an approved method of using the drug.  The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections have either expired or have been successfully challenged by generic entrants.

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

Good Manufacturing Practices.  Companies engaged in manufacturing drug products or their components must comply with applicable current Good Manufacturing Practice (“cGMP”) requirements, which include requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports.  The FDA inspects equipment, facilities and manufacturing processes before approval and conducts periodic re-inspections after approval.  Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take administrative enforcement action.  Although we periodically monitor FDA compliance of the third parties on which we rely for manufacturing our drug products, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

Sales and Marketing.  Once a product is approved, its advertising, promotion and marketing will be subject to close regulation, including with regard to promotion to healthcare practitioners, direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry for many years.  Some of the pertinent laws are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change.

Other Requirements.  Companies that manufacture or distribute drug products pursuant to approved NDAs must meet numerous other regulatory requirements, including adverse event reporting, submission of periodic reports, and record-keeping obligations.

Fraud and Abuse Laws.  At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations, which could affect our ability to operate our business.  These restrictions under applicable federal and state health care fraud and abuse laws and regulations that may affect our ability to operate include:

•
The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Affordable Care Act clarified among other things that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor, or for which no exception or safe harbor is available, may be subject to scrutiny;

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

Privacy Laws.  We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in all jurisdictions where we operate.  Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business.  In addition, if we successfully commercialize our drug candidates, we may obtain patient health information from healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”).  Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available in a timely manner from government third-party payors, including government healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations.  Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels.  Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of FDA approved products for a particular indication.  The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.

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

In March 2010, President Obama signed into law the Affordable Care Act.  This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.  On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act.  These regulations became effective on April 1, 2016.  Moreover, legislative changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration, which could include changes that, among other things, decrease the number of individuals with health coverage. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing discount program.  As noted above, the 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs.  The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act exempts “orphan drugs”—those designated under section 526 of the Food, Drug, and Cosmetic Act—from the ceiling price requirements for these newly-eligible entities.  Because the 340B ceiling price is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

We hold U.S. and foreign patents for our drug candidates that expire from 2023 to 2036. We hold U.S., European and Japanese patents for RX-3117, Supinoxin and Archexin.  In addition to these patents, we have issued or pending patents in other jurisdictions.

The patent portfolios for our most advanced programs are summarized below:

RX-3117:

The RX-3117 patent portfolio consists of three patent families.  The first family consists of patents that have been issued in the United States, Europe, Japan and other jurisdictions. The patents in this family include composition of matter, use, and process claims of varying scope, including picture claims to RX-3117 or a pharmaceutically acceptable salt thereof. The patents in this first family expire in 2025, but may be extended by patent term extension and orphan and market exclusivity. The second family consists of patents that have been issued in the United States, and are pending in Europe, Japan and other jurisdictions. The patents in the second family include process claims that cover RX-3117.  The patents in this second family expire in 2034.  The third family consists of a patent that is pending in the United States. This patent would include use and process claims that generically cover RX-3117.  This patent would expire in 2036.

Supinoxin:

The Supinoxin patent portfolio consists of three patent families. The first family consists of patents that have been issued in the United States and Europe, and are pending in Japan and other jurisdictions. The patents in the first family include composition of matter, use, and process claims of varying scope, including picture claims to Supinoxin or a pharmaceutically acceptable salt thereof. The patents in this first family expire in 2025 and may be extended up to five years in the United States.  We also expect Supinoxin will be protected with market exclusivity in Europe for a minimum of ten years post-approval.  The second family consists of patents that are pending in the United States, Europe, Japan and other jurisdictions. The patents in the second family include composition of matter, process and use claims that cover Supinoxin.  The patents in this second family would expire in 2034. The third family consists of a patent that is pending in the United States. The patent in the third family would include use and process claims that cover Supinoxin.  This patent would expire in 2036.

Archexin:

The Archexin patent portfolio consists of a patent family that includes patents that have been issued in the United States, Europe, Japan and other jurisdictions.  The patents in this family include composition of matter and use claims of varying scope, including picture claims to Archexin or a pharmaceutically acceptable salt thereof. The expiration date of these patents ranges from 2023 to 2025, and may be extended by up to five years in certain countries including the United States.  In addition, it is expected that Archexin will be protected from generic launches by market and orphan designations for up to seven years in the United States, and ten years in Europe and Japan.

Collaboration and License Arrangements

We have numerous collaborative research and development relationships with universities, research institutions pharmaceutical companies and other organizations.

Rexgene Biotech Co., Ltd. (“Rexgene”)

In February 2003, we entered into a research collaboration agreement with Rexgene, which is engaged in the development of pharmaceutical products in Asia. Rexgene has agreed to assist us with the research, development and clinical trials necessary for registration of Archexin in Asia.  Under the agreement, we have granted Rexgene an exclusive license, with right to sublicense, to make, have made, use, sell and import Archexin in Asia. In accordance with the agreement, Rexgene paid us a one-time fee of $1,500,000 in 2003. Rexgene also agreed to pay us a royalty fee of 3% of net sales of licensed products related to Archexin on a country-by-country basis in all countries in Asia by Rexgene or any sublicensee of Rexgene.

The agreement expires upon the last to expire of all U.S. and foreign patents presently or in the future issued that cover Archexin, which we currently expect to occur in 2025. The agreement is terminable by either party for the other party’s material breach, subject to a 90 day cure period. To date, the only amounts we have received under the agreement are from the initial one-time fee of $1,500,000 paid in 2003.

Korea Research Institute of Chemical Technology (“KRICT”)

In June 2009, we entered into a license agreement with KRICT to acquire rights to all of KRICT’s intellectual property related to quinoxaline-piperazine derivatives, which includes Supinoxin.  We paid an initial license fee of $100,000 in July 2009, and will pay a one-time milestone payment of $1,000,000 to KRICT upon marketing approval from FDA for the first commercial product stemming from intellectual property (the “Milestone Payment”).  Upon payment of the Milestone Payment all of the rights previously licensed to us will be transferred to us and the agreement will terminate.  The agreement is terminable by either party for the other party’s material breach, subject to a 60 day cure period. To date, we have paid only the $100,000 initial license fee pursuant to this agreement.

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

Total Research and Development Costs

We have incurred research and development costs of $10,089,149, $12,148,226 and $7,015,901 for the years ended December 31, 2016, 2015 and 2014 respectively.  Research and development costs primarily consist of clinical trials and pre-clinical development costs, as well as payroll costs for research and development personnel.

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

To date, we have generated no product revenues and have incurred negative cash flow from operations. Our accumulated deficit as of December 31, 2016 and 2015 was $115,024,209 and $105,716,864, respectively. For the years ended December 31, 2016, 2015 and 2014, we had net losses of $9,307,345, $14,384,556, and $18,521,601, respectively. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future, based on the following considerations:

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

Our common stock could be at risk for delisting from the NYSE MKT if the NYSE MKT notifies us that the stock has sold for a substantial period of time at a low price per share and thereafter, our stock price does not increase. If it is delisted, our common stock and the liquidity of our common stock would be impacted.

Our common stock is listed on the NYSE MKT.  Section 1003(f)(v) of the NYSE Company Guide provides that a company’s common stock may be delisted from the NYSE MKT if it sells for a substantial period of time at a low price per share and the Company fails to effect a reverse stock split or otherwise demonstrate sustained price improvement within a reasonable time after being notified that the NYSE MKT deems such action to be appropriate under all the circumstances.  While the NYSE MKT has not provided notice that the NYSE MKT deems it appropriate for us to effect a reverse stock split, given the Company’s recent trading prices, the NYSE MKT may deliver such a letter if the price of our common stock does not increase.

Delisting from the NYSE MKT may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock.  Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.  Moreover, we committed in connection with the sale of securities to use commercially reasonably efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

If our common stock was to be delisted from the NYSE MKT and we were not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

•	a limited availability of market quotations for our securities;

•
a determination that the Common Stock is a “penny stock,” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and little or no analyst coverage for the Company;

•	the Company would no longer qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

Risks Related to Our Business

Several of our drug candidates are in clinical trials, which are very expensive, time-consuming and difficult to design and implement.

Our drug candidates are in various stages of development and require extensive clinical testing. Such testing is expensive and time-consuming and requires specialized knowledge and expertise.  Archexin entered a Phase IIa clinical trial in January 2014, RX-3117 entered a Phase IIa clinical trial in March 2016 and another Phase IIa trial in September 2016, and Supinoxin entered a Phase IIa clinical trial in February 2017.

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

We will need the FDA approval to commercialize our drug candidates in the United States and approvals from the comparable regulatory authorities to commercialize our drug candidates in foreign jurisdictions.

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

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as ASP, AMP and actual acquisition cost.  The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates.  CMS, surveys and publishes retail community pharmacy acquisition cost information in the form of NADAC files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.  It may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products for which we receive regulatory approval.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”).  This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs.  On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act.  These regulations became effective on April 1, 2016.  Moreover, legislative changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration, which could include changes that, among other things, decrease the number of individuals with health coverage. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

The Medicaid Drug Rebate Program and other governmental pricing programs require participating manufacturers to report pricing data to the government.  Pricing calculations vary among products and programs and include average manufacturer price and best price for the Medicaid Drug Rebate Program, average sales price for certain categories of drugs that are paid under Part B of the Medicare program, and non-federal average manufacturer price for the FSS pricing program.  If we successfully commercialize any of our products and participate in such governmental pricing programs, we will be liable for errors associated with our submission of pricing data.  That liability could be significant.  For example, if we are found to have knowingly submitted false average manufacturer price, average sales price, best price, or non-federal average manufacturer price information to the government, we may be liable for civil monetary penalties in the amount of $178,156 per item of false information.  If we are found to have made a misrepresentation in the reporting of average sales price, the statute provides for civil monetary penalties of up to $12,856 for each misrepresentation for each day in which the misrepresentation was applied.  Our failure to submit monthly/quarterly average manufacturer price, average sales price, and best price, and quarterly/annual non-federal average manufacturer price data on a timely basis could result in a civil monetary penalty of $17,816 per day for each day the information is late beyond the due date.  Such failure also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

In addition to our own internally developed drug candidates, we are actively seeking opportunities to in-license compounds in oncology and other therapeutic areas that are strategic additions to our product pipeline. Such additional drug candidates could significantly increase our capital requirements and place further strain on our resources, including on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates. As of December 31, 2016, we had 20 full-time employees. We may need to hire more employees as our product pipeline and operations expand, further increasing the size of our organization and related expenses. If we are unable to manage our growth effectively, we may not efficiently use our resources, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

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

Our key personnel, especially Dr. Chang H. Ahn, our Chairman Emeritus and Chief Scientist, Dr. Peter Suzdak, our Chief Executive Officer, Dr. Ely Benaim, our Chief Medical Officer, Dr. Lisa Nolan, our Chief Business Officer, and Dr. Tae Heum Jeong, our Chief Financial Officer, provide critical technical knowledge and expertise.  The loss of Dr. Ahn, Dr. Suzdak, Dr. Benaim, Dr. Nolan, Dr. Jeong, or any of the other members of our management team, could result in delays in product development and diversion of management resources, which could adversely affect our operating results. We do not have “key person” life insurance policies for any of our executive officers.

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

In connection with the process of seeking patent protection for Supinoxin in Japan, we filed a patent application including claims covering Supinoxin with the Japanese Patent Office (“JPO”) for examination. The JPO initially agreed that the claims covering the compound for Supinoxin were allowable, but as a result of a mistake in the patent application filing as prepared and submitted by our Japanese patent attorney and incomplete review by the JPO’s patent examiner, the JPO issued a decision to grant a patent with claims that did not include Supinoxin’s chemical structure.  We appealed this decision with the JPO and requested withdrawal of the ‘decision to grant’ so that the correct claims would be allowed, but the JPO refused to withdraw its decision. As a result, and in accordance with Japanese law and procedure for appealing patent application decisions, we have filed a lawsuit against the JPO in Tokyo District Court to cause the JPO to reverse its decision to grant the errant patent and to allow a patent that includes claims covering Supinoxin.  The patent application at issue remains pending subject to the outcome of this action.  However, there can be no guarantee that we will be successful in winning the appeal to correct the error in the patent registration that would exclude the compound for Supinoxin.  While the composition of matter patent on Supinoxin’s structure remains pending in Japan, we have also filed, or intend to file, additional patents covering method of use and manufacturing process that would extend to 2035/2036 if approved.  We also expect that Supinoxin will be covered by regulatory exclusivity up to ten years post approval.

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority shareholder and interest on bank account balances and short-term investments. Our accumulated deficit as of December 31, 2016 and 2015 was $115,024,209 and $105,716,864 respectively. For the years ended December 31, 2016, 2015 and 2014, we had net losses of $9,307,345, $14,384,556 and $18,521,601, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues.

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

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE MKT, under the ticker symbol “RNN”.  As of February 24, 2017, there were approximately 65 stockholders of record of our common stock.  The following table sets forth the high and low sales prices of our common shares as reported on the NYSE MKT during the periods indicated.

Period	High ($)	Low ($)

2015
First Quarter	0.96	0.69
Second Quarter	0.81	0.60
Third Quarter	0.66	0.48
Fourth Quarter	0.53	0.35
2016
First Quarter	0.42	0.26
Second Quarter	0.34	0.24
Third Quarter	0.28	0.20
Fourth Quarter	0.23	0.13

Dividends

We have not paid any cash dividends on common stock and do not expect to do so in the foreseeable future.  We anticipate that any earnings generated from future operations will be used to finance our operations.  No restrictions exist upon our ability to pay dividends.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities in 2016.

Recent Sales of Unregistered Equity Securities

None

Performance Graph

The following graph compares the cumulative total stockholder return on $100 of our common stock for the period beginning December 31, 2011 through December 31, 2016, with the cumulative total return over such period for an identical investment in i) the NYSE Arca Biotechnology Index or ii) the NYSE MKT Composite Index.  This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data.

The following selected data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included elsewhere in this Annual Report.

	For the Year Ended December 31,
Statement of Operations Data:	2016	2015	2014	2013	2012
Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative	6,324,236	6,115,210	6,253,328	4,725,699	3,186,634
Research and development	10,089,149	12,148,226	7,015,901	3,253,139	3,392,896
Total expenses	16,413,385	18,263,436	13,269,229	7,978,838	6,579,530
Loss from operations	(16,413,385)	(18,263,436)	(13,269,229)	(7,978,838)	(6,579,530)
Other Income (Expense), net	7,106,040	3,878,880	(5,252,372)	(1,520,586)	352,860
Net Loss	$(9,307,345)	$(14,384,556)	$(18,521,601)	$(9,499,424)	$(6,226,670)
Net Loss per share, basic and diluted	$(0.04)	$(0.08)	$(0.11)	$(0.07)	$(0.06)
Weighted average shares outstanding, basic and diluted	217,447,405	182,388,226	176,106,981	128,649,303	97,138,233

	As of December 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
Cash, Cash Equivalents, and Marketable Securities	$20,315,580	$23,439,526	$32,698,296	$18,788,031	$13,586,543
Working Capital	$19,041,597	$22,000,046	$30,970,020	$18,361,438	$12,923,514
Total Assets	$21,043,532	$24,805,029	$33,533,060	$19,556,498	$14,919,308
Warrant Liabilities	$1,573,366	$2,739,163	$3,768,351	$5,034,058	$2,842,065
Accumulated Deficit	$(115,024,209)	$(105,716,864)	$(91,332,308)	$(72,810,707)	$(63,311,283)
Total Stockholders' Equity	$17,058,462	$18,775,548	$26,580,491	$12,625,488	$9,533,989
Common shares outstanding	237,368,785	197,413,785	178,253,318	146,717,795	119,428,989

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a clinical stage biopharmaceutical company dedicated to the discovery, development and commercialization of innovative treatments for cancer. Our mission is to improve the lives of cancer patients by developing next-generation cancer therapies that are designed to maximize efficacy while minimizing the toxicity and side effects traditionally associated with cancer treatment. Our clinical pipeline features three product candidates in Phase II clinical development and additional compounds in pre-clinical development. Our strategy is to continue building a significant pipeline of innovative oncology product candidates that we will commercialize alone or with partners.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of third party service costs under research and development agreements, salaries and related personnel costs, as well as stock-based compensation related to these costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses and are for unapproved product compounds are expensed as incurred

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	Contract Research Organizations (“CROs”) and investigative sites in connection with clinical studies;

•	Vendors related to product manufacturing, development, and distribution of clinical supplies; and

•	Vendors in connection with preclinical development activities.

We record expenses related to clinical studies and manufacturing development activities based on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

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

We estimate the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions. These assumptions include:

Expected Term-the expected term was estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Volatility-historical trading volatility of our stock on the date of grant for a period consistent with the expected term

Risk-Free Interest Rate-the risk-free interest rate is based on the zero-coupon U.S. Treasury instruments on the date of grant with a maturity date consistent with the expected term of our stock option grants.

Expected Dividend -to date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we used an expected dividend yield of zero.

As required, we review our valuation assumptions at each grant date and, as a result, we may change our valuation assumptions used to value employee stock-based awards granted in future periods. Employee and director stock-based compensation costs are to be recognized over the vesting period of the award.

Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off‑balance sheet risk and credit risk concentration.  We do not have significant off‑balance sheet risk or credit concentration.  We maintain cash and short-term investments with major financial institutions.  From time to time we have funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2016, our uninsured cash balance was $11,078,473. Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

Recently Issued Accounting Standards

See Note 2, “Summary of Significant Accounting Policies in the Notes to the Financial Statements”, in the Notes to Financial Statements of this Annual Report for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Total Revenues

We had no revenues for the years ended December 31, 2016 or 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $209,000, or 3.4%, to $6,324,000 for the year ended December 31, 2016 from $6,115,000 for the year ended December 31, 2015.  The year over year increase is primarily attributable to an increase in personnel expenses.

Research and Development Expenses

Research and development expenses decreased approximately $2,059,000, or 16.9%, to $10,089,000 for the year ended December 31, 2016, from $12,148,000 for the year ended December 31, 2015.  Decreased research and development costs for the year ended December 31, 2016 were primarily attributable to lower manufacturing costs for our drug candidates due to a significant supply of our drug candidates already being available to us from earlier manufacturing campaigns.  During the year ended December 31, 2016, we incurred approximately $2,564,000 of drug manufacturing costs, compared to approximately $5,614,000 during the year ended December 31, 2015.  Because the volume and timing of drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities.  The decreases to drug manufacturing costs were partially offset by increases in clinical costs related to patient and site enrollment and personnel costs.  We expect expenses to increase in the year ending December 31, 2017 compared to the year ended December 31, 2016 due to increased patient enrollments in, and further progress of, our clinical trials.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
Clinical Candidates:
RX-3117	$2,290,000	$4,062,000
Supinoxin	2,230,800	2,839,000
Archexin	1,573,800	1,547,000

Preclinical, Personnel and Overhead	3,994,549	3,700,226

Total Research and Development Expenses	$10,089,149	$12,148,226

Interest Income

Interest income increased approximately $15,000 or 14.8% to $118,000 for the year ended December 31, 2016 from $103,000 for the year ended December 31, 2015.  The increase is primarily attributable to higher interest rates on cash and cash equivalents, and marketable securities for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Mediation Settlement

During the year ended December 31, 2016, we received approximately $1,771,000 from a binding, one-time settlement agreement with one of our Japanese patent attorneys in exchange for our agreement not to bring any future claims related to a patent filing in Japan.

Unrealized Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the years ended December 31, 2016 and 2015, we recorded unrealized gains on the fair value of our warrants of approximately $5,530,000 and $3,987,000 respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external market factors. The unrealized gains for the years ended December 31, 2016 and 2015 primarily resulted from a decreased stock price underlying the common stock at December 31, 2016 and 2015, and from the greater number of warrants outstanding in 2016 compared to 2015.

Financing Expense

We incurred approximately $313,000 and $211,000 of financing expenses during the years ended December 31, 2016 and 2015, respectively, related to our registered direct offerings in September 2016, March 2016, and November 2015.

Net Loss

As a result of the above, net loss for the years ended December 31, 2016 and 2015 was approximately $9,307,000 and $14,385,000 or $0.04 and $0.08 per share, respectively.

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

General and administrative expenses decreased approximately $138,000, or 2.2%, to $6,115,000 for the year ended December 31, 2015 from $6,253,000 for the year ended December 31, 2014.  The year over year decrease is primarily attributable to a decrease in professional fees.

Research and Development Expenses

Research and development expenses increased approximately $5,132,000, or 73.2%, to $12,148,000 for the year ended December 31, 2015, from $7,016,000 for the year ended December 31, 2014.  The increase is primarily attributable to the advancement of our drug candidates.  During the year ended December 31, 2015, we incurred additional clinical trial and drug manufacturing costs as we have advanced our clinical trials for RX-3117, Supinoxin and Archexin.  The increase is also partially attributable to an increase in personnel expenses.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014
Clinical Candidates:
RX-3117	$4,062,000	$1,897,000
Supinoxin	2,839,000	1,351,000
Archexin	1,547,000	1,215,000

Preclinical, Personnel and Overhead	3,700,226	2,552,901

Total Research and Development Expenses	$12,148,226	$7,015,901

Interest Income

Interest income decreased approximately $31,000 or 22.9% to $103,000 for the year ended December 31, 2015 from $134,000 for the year ended December 31, 2014.  The decrease is primarily attributable to lower aggregate balances of cash, cash equivalents, and marketable securities for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the years ended December 31, 2015 and 2014, we recorded unrealized gains (losses) on the fair value of our warrants of approximately $3,987,000 and $(5,180,000) respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrant with related changes to external market factors. The unrealized gain for the year ended December 31, 2015 primarily resulted from a decreased stock price underlying the common stock at December 31, 2015, while the unrealized loss for the year ended December 31, 2014 primarily resulted from an increased price of the underlying common stock at December 31, 2014 and on the dates during the year when warrant holders exercised their warrants.

Financing Expense

We incurred approximately $211,000 and $206,000 of financing expenses during the years ended December 31, 2015 and 2014, respectively, related to our registered direct offerings in November 2015 and January 2014, respectively.

Net Loss

As a result of the above, net loss for the years ended December 31, 2015 and 2014 was approximately $14,385,000 and $18,522,000 or $0.08 and $0.11 per share, respectively.

Research and Development Projects

Research and development costs are expensed as incurred.  These costs consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, RX-3117, Supinoxin and Archexin, and our pre-clinical stage drug candidate, RX-21101.  As we expand our clinical studies, we expect to enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, RX-3117, Supinoxin, and Archexin is uncertain, and because RX-21101 is in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates, if any.  If these projects are not completed as planned, our results of operations and financial condition would be negatively affected.

RX-3117

RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, lung, cervical, non-small cell lung cancer and colon cancer.  Additional information about RX-3117, including about the current Phase IIa clinical, can be found in Item 1 of this Annual Report.  We expect that expenses related to RX-3117 will increase in 2017 compared to 2016 as we continue patient enrollment for our pancreatic and advanced bladder cancer clinical trials.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer growth, progression and metastasis. Phosphorylated p68 results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  Additional information about Supinoxin, including about the Phase I dose-escalation clinical trial in cancer patients with solid tumors designed to evaluate the safety, tolerability, dose-limiting toxicities and recommended Phase II dose, can be found in Item 1 of this Annual Report.  We expect that expenses related to Supinoxin will remain flat in 2017 compared to 2016 as we initiated a Phase IIa study in patients with triple negative breast cancer.

Archexin

Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  Additional information about Archexin, including about the ongoing two-stage Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic renal cell carcinoma to evaluate its safety and efficacy, can be found in Item 1 to this Annual Report.  We expect that expenses related to Archexin will remain flat in 2017 compared to 2016 as we continue in Stage 2 of the trial.

Pre-clinical Pipeline

We expect that expenses related to our pre-clinical pipeline, including RX-21101, will remain flat in 2017 compared to 2016 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

The table below summarizes our net cash flow activity:

	For the Year Ended December 31,
	2016	2015	2014
Net Cash Used in Operating Activities	$(13,227,101)	$(17,351,950)	$(11,041,211)
Net Cash Provided by (Used In) Investing Activities	4,483,911	9,554,394	(22,661,045)
Net Cash Provided by Financing Activities	10,122,223	8,170,751	24,840,470
Net Increase (Decrease) in Cash and Cash Equivalents	$1,379,033	$373,195	$(8,861,786)

Cash used in operating activities was approximately $13,227,000 for the year ended December 31, 2016.  The operating cash flows during the year ended December 31, 2016 reflect our net loss of $9,307,000, an unrealized gain on the fair value of warrants of $5,530,000 and a net increase of cash components of working capital and non-cash charges totaling $1,610,000.  Cash used in operating activities was approximately $17,352,000 for the year ended December 31, 2015.  The operating cash flows during the year ended December 31, 2015 reflect our net loss of $14,385,000, an unrealized gain on the fair value of warrants of $3,987,000 and a net increase of cash components of working capital and non-cash charges totaling $1,020,000.  Cash used in operating activities was approximately $11,041,000 for the year ended December 31, 2014.  The operating cash flows during the year ended December 31, 2014 reflect our net loss of $18,522,000, which includes an unrealized loss on fair value of warrants of $5,180,000 and a net increase of cash components of working capital and other non-cash charges totaling $2,301,000.

Cash provided by investing activities was approximately $4,484,000 for the year ended December 31, 2016, which consisted of $13,240,000 from the redemption of marketable securities, offset by $8,747,000 and $9,000 for the purchases of marketable securities and equipment, respectively. Cash provided by investing activities was approximately $9,554,000 for the year ended December 31, 2015, which consisted of $17,525,000 from the redemption of marketable securities, offset by $7,909,000 and $62,000 for the purchases of marketable securities and equipment, respectively. Cash used in investing activities was approximately $22,661,000 for the year ended December 31, 2014, which consisted of $26,076,000 and $41,000 for the purchases of marketable securities and equipment, respectively, offset by a decrease in restricted cash equivalents of $196,000 and $3,260,000 from the redemption of marketable securities.

Cash provided by financing activities was approximately $10,122,000 for the year ended December 31, 2016 which consisted of net proceeds from our registered direct public offerings in March 2016 and September 2016.  Cash provided by financing activities was approximately $8,171,000 for the year ended December 31, 2015, which consisted of net proceeds of $7,440,000 from our registered direct public offering in November 2015 and sales from our at market issuance agreement, and proceeds of $709,000 and $22,000 received from the exercise of stock options and stock warrants, respectively.  Cash provided by financing activities was approximately $24,840,000 for the year ended December 31, 2014, which consisted of net proceeds of $18,634,000 from our registered direct public offering in January 2014, $259,000 from the exercise of stock options and $5,947,000 from the exercise of warrants.

Financings

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

On September 19, 2016 we closed a registered direct public offering of 24,000,000 shares of common stock and warrants to purchase up to 18,000,000 shares of common stock.  The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock at a price of $0.25 per unit, and the warrants have an exercise price of $0.30 per share.  The total gross proceeds of the offering were $6,000,000.  The warrants are exercisable beginning six months after the closing date until the five-year anniversary of the initial exercise date.

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

At Market Issuance Sales Agreement

On March 16, 2015, we entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $40 million from time to time, at our option, through MLV as our sales agent, subject to certain terms and conditions.  Any shares sold will be sold pursuant to our effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015.  We will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV.  There were no sales under the Sales Agreement in 2016.  As of December 31, 2016, we have sold 1,407,072 shares of common stock pursuant to the Sales Agreement for $1,042,573 in gross proceeds at a weighted average price of $0.7410 per share.  Net proceeds to us were $1,005,715 after deducting commissions and other transaction costs. We are not obligated to make any further sales under the Sales Agreement and no assurance can be given that we will sell any further shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.  Pursuant to the securities purchase agreement entered into in connection with our registered direct offering, which closed on September 19, 2016, we are prohibited from selling any additional shares under the Sales Agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

	Total	Less than 1 year	1 -3 Years	3-5 Years	More than 5 years
Operating Leases	$677,077	$255,731	$386,878	$34,468	$-

We also have obligations under various license agreements that become due and payable on the achievement of certain development, regulatory, or commercial milestones.  We have not included these commitments on our balance sheet or in the above table of contractual obligations because the achievement and timing of these events is neither fixed nor determinable.

We have contracted with various vendors for research and development services, the terms of which require payments over the term of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2016, the total estimated cost to complete these agreements was approximately $4,960,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements, and therefore, are not included in the above table of contractual obligations.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. We believe our cash, cash equivalents, and marketable securities will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months from the date our financial statements are issued.

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

For the year ended December 31, 2016, we are exposed to the following market risks:

Interest Rate Risk

We invest our cash in a variety of financial instruments.  At December 31, 2016, our cash and cash equivalents was invested primarily in short term bank deposits and municipal obligations, all of which were denominated in U.S. dollars.  Due to the conservative nature of these investments, which primarily bear interest at fixed rates, we do not believe we have material exposure to interest rate risk.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended December 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013).

Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rexahn Pharmaceuticals, Inc.

We have audited Rexahn Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rexahn Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

In our opinion, Rexahn Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Rexahn Pharmaceuticals, Inc., and our report dated February 24, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Wyomissing, Pennsylvania
February 24, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016 and is incorporated into this Annual Report by reference.

Item 11.	Executive Compensation.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016 and is incorporated into this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016 and is incorporated into this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions; and Director Independence.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016 and is incorporated into this Annual Report by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2017 Proxy Statement to be filed with the SEC within 120 days of December 31, 2016 and is incorporated into this Annual Report by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

(1)	The following documents are filed as a part of this Annual Report:

	Report of Baker Tilly Virchow Krause, LLP	F-1

	Balance Sheet as of December 31, 2016 and December 31, 2015	F-2

	Statement of Operations for the year ended December 31, 2016, 2015 and 2014	F-3

	Statement of Comprehensive Loss for the year ended December 31, 2016, 2015 and 2014	F-4

	Statement of Stockholders’ Equity for the year ended December 31, 2016, 2015 and 2014	F-5

	Statement of Cash Flows for the year ended December 31, 2016, 2015 and 2014	F-6

	Notes to the Financial Statements	F-7

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See the accompanying Index to Exhibits filed as a part of this Annual Report, which list is incorporated by reference in this Item.

(b)	See the accompanying Index to Exhibits filed as a part of this Annual Report.

(c)	Other schedules are not applicable.

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
Peter D. Suzdak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Peter D. Suzdak*	Chief Executive Officer and	February 24, 2017
Peter Suzdak	Director (Principal Executive Officer)

/s/ Tae Heum Jeong*	Chief Financial Officer, and	February 24, 2017
Tae Heum Jeong	Secretary (Principal Financial and Accounting Officer)

/s/ Peter Brandt*	Chairman	February 24, 2017
Peter Brandt

/s/ Chang H. Ahn*	Director	February 24, 2017
Chang H. Ahn

/s/ Charles Beever*	Director	February 24, 2017
Charles Beever

/s/ Kwang Soo Cheong*	Director	February 24, 2017
Kwang Soo Cheong

/s/ Mark Carthy*	Director	February 24, 2017
Mark Carthy

/s/ Richard J. Rodgers*	Director	February 24, 2017
Richard J. Rodgers

* By: /s/ Tae Heum Jeong, Attorney-in Fact
Tae Heum Jeong, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24 hereto

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rexahn Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Rexahn Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexahn Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rexahn Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Wyomissing, Pennsylvania
February 24, 2017

REXAHN PHARMACEUTICALS, INC.
Balance Sheet

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$11,578,473	$10,199,440
Marketable securities	8,737,107	13,240,086
Prepaid expenses and other current assets	608,517	1,221,818
Total Current Assets	20,924,097	24,661,344
Security Deposits	30,785	30,785
Equipment, Net	88,650	112,900
Total Assets	$21,043,532	$24,805,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,882,500	$2,661,298

Deferred Research and Development Arrangement	450,000	525,000

Other Liabilities	79,204	104,020

Warrant Liabilities	1,573,366	2,739,163

Total Liabilities	3,985,070	6,029,481
Commitments and Contingencies (note 15)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 237,368,785 and 197,413,785 issued and outstanding	23,737	19,741
Additional paid-in capital	132,065,056	124,490,712
Accumulated other comprehensive loss	(6,122)	(18,041)
Accumulated deficit	(115,024,209)	(105,716,864)

Total Stockholders’ Equity	17,058,462	18,775,548

Total Liabilities and Stockholders’ Equity	$21,043,532	$24,805,029

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Operations

	For the Year Ended December 31,
	2016	2015	2014
Revenues:	$-	$-	$-

Expenses:
General and administrative	6,324,236	6,115,210	6,253,328
Research and development	10,089,149	12,148,226	7,015,901

Total Expenses	16,413,385	18,263,436	13,269,229

Loss from Operations	(16,413,385)	(18,263,436)	(13,269,229)

Other Income (Expense)
Interest income	118,565	103,269	133,907
Mediation settlement	1,770,658	-	-
Unrealized gain (loss) on fair value of warrants	5,529,907	3,986,727	(5,180,107)
Financing expense	(313,090)	(211,116)	(206,172)
Total Other Income (Expense)	7,106,040	3,878,880	(5,252,372)

Net Loss Before Provision for Income Taxes	(9,307,345)	(14,384,556)	(18,521,601)
Provision for income taxes	-	-	-
Net Loss	$(9,307,345)	$(14,384,556)	$(18,521,601)

Net loss per share, basic and diluted	$(0.04)	$(0.08)	$(0.11)

Weighted average number of shares outstanding, basic and diluted	217,447,405	182,388,226	176,106,981

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Comprehensive Loss

	For the Year Ended December 31,
	2016	2015	2014

Net Loss	$(9,307,345)	$(14,384,556)	$(18,521,601)

Unrealized gain (loss) on available-for-sale securities	11,919	15,606	(33,647)

Comprehensive Loss	$(9,295,426)	$(14,368,950)	$(18,555,248)

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Stockholders’ Equity
For the Year Ended December 31, 2016, 2015 and 2014

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 1, 2014	146,732,000	$14,673	$85,449,932	$(72,810,707)	14,205	$(28,410)	$-	$12,625,488
Issuance of common stock and units	19,047,620	1,905	16,306,667	-	-	-	-	16,308,572
Stock issuance costs	-	-	(1,159,582)	-	-	-	-	(1,159,582)
Common stock issued in exchange for services	400,000	40	408,960	-	-	-	-	409,000
Stock options exercised	448,693	45	358,910	-	-	-	-	358,955
Shares surrendered for net stock option exercise	-	-	-	-	99,010	(100,000)	-	(100,000)
Stock warrants exercised	11,738,220	1,174	16,083,337	-	-	-	-	16,084,511
Stock-based compensation	-	-	608,795	-	-	-	-	608,795
Net loss	-	-	-	(18,521,601)	-	-	-	(18,521,601)
Other comprehensive loss	-	-	-	-	-	-	(33,647)	(33,647)
Balances at December 31, 2014	178,366,533	$17,837	$118,057,019	$(91,332,308)	113,215	$(128,410)	$(33,647)	$26,580,491
Issuance of common stock and units	18,073,739	1,807	5,248,266	-	-	-	-	5,250,073
Stock issuance costs	-	-	(566,065)	-	-	-	-	(566,065)
Common stock issued in exchange for services	150,000	15	101,985	-	-	-	-	102,000
Stock options exercised	889,428	89	708,528	-	-	-	-	708,617
Stock warrants exercised	47,300	4	31,699	-	-	-	-	31,703
Stock-based compensation	-	-	1,037,679	-	-	-	-	1,037,679
Retirement of treasury stock	(113,215)	(11)	(128,399)		(113,215)	128,410	-	-
Net loss	-	-	-	(14,384,556)	-	-	-	(14,384,556)
Other comprehensive income	-	-	-	-	-	-	15,606	15,606
Balances at December 31, 2015	197,413,785	$19,741	$124,490,712	$(105,716,864)	-	$-	$(18,041)	$18,775,548
Issuance of common stock and units	39,625,000	3,963	6,904,995	-	-	-	-	6,908,958
Stock issuance costs	-	-	(837,755)	-	-	-	-	(837,755)
Common stock issued in exchange for services	330,000	33	97,616	-	-	-	-	97,649
Stock-based compensation	-	-	1,409,488	-	-	-	-	1,409,488
Net loss	-	-	-	(9,307,345)	-	-	-	(9,307,345)
Other comprehensive income	-	-	-	-	-	-	11,919	11,919
Balances at December 31, 2016	237,368,785	$23,737	$132,065,056	$(115,024,209)	-	$-	$(6,122)	$17,058,462

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(9,307,345)	$(14,384,556)	(18,521,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	97,649	102,000	409,000
Depreciation and amortization	32,916	27,498	28,325
Amortization of premiums and discounts on marketable securities, net	22,321	30,875	10,228
Stock-based compensation	1,409,488	1,037,679	608,795
Amortization of deferred research and development arrangements	(75,000)	(75,000)	(233,630)
Unrealized (gain) loss on fair value of warrants	(5,529,907)	(3,986,727)	5,180,107
Financing expense	313,090	211,116	206,172
Amortization of deferred lease incentive	(12,443)	(12,443)	(12,443)
Deferred lease expenses	(12,373)	(8,492)	7,834
Changes in assets and liabilities:
Prepaid expenses and other assets	613,301	(495,935)	(249,503)
Accounts payable and accrued expenses	(778,798)	202,035	1,525,505
Net Cash Used in Operating Activities	(13,227,101)	(17,351,950)	(11,041,211)
Cash Flows from Investing Activities:
Restricted cash equivalents	-	-	196,130
Purchase of equipment	(8,666)	(62,302)	(41,249)
Purchase of marketable securities	(8,747,423)	(7,908,304)	(26,075,926)
Redemption of marketable securities	13,240,000	17,525,000	3,260,000
Net Cash Provided by (Used in) Investing Activities	4,483,911	9,554,394	(22,661,045)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	10,122,223	7,439,809	18,634,247
Proceeds from exercise of stock options	-	708,617	258,955
Proceeds from exercise of stock warrants	-	22,325	5,947,268
Net Cash Provided by Financing Activities	10,122,223	8,170,751	24,840,470
Net Increase (Decrease) in Cash and Cash Equivalents	1,379,033	373,195	(8,861,786)
Cash and Cash Equivalents – beginning of period	10,199,440	9,826,245	18,688,031
Cash and Cash Equivalents - end of period	$11,578,473	$10,199,440	9,826,245
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$4,364,110	$2,966,917	3,691,429
Warrant liability extinguishment from exercise of warrants	$-	$9,378	10,137,243
Shares withheld for net stock option exercise	$-	$-	100,000
Retirement of treasury stock	$-	$128,410	-

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company,”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $115,024,209 at December 31, 2016 and anticipates incurring losses through fiscal year 2017 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, financings, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities, will be sufficient to cover its cash flow requirements for its current activities at least for the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

d) Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of third party service costs under research and development agreements, salaries and related personnel costs, including stock-based compensation, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

f) Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short‑term maturity of these financial instruments.  The fair value of warrant liabilities is discussed in Note 12, the fair value of marketable securities and certain other assets and liabilities is discussed in Note 16.

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

i) Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off balance sheet risk and credit risk concentration.  The Company does not have significant off‑balance sheet risk or credit concentration.  The Company maintains cash and cash equivalents with major financial institutions.  From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2016, the Company’s uninsured cash balance was $11,078,473. Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments as to the entity’s ability to continue as a going concern and provides related disclosure guidance.  ASU 2014-15 is effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement for the year ended December 31, 2016.  This pronouncement did not have a material impact on its financial statements.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2016 and 2015:

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$720,000	$197	$-	$720,197
Commercial Paper	3,987,424	-	(1,684)	3,985,740
Corporate Bonds	4,035,805	-	(4,635)	4,031,170
Total Marketable Securities	$8,743,229	$197	$(6,319)	$8,737,107

	December 31, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$6,240,000	$571	$(5,575)	$6,234,996
Commercial Paper	2,981,307	-	(3,737)	2,977,570
Corporate Bonds	4,036,820	-	(9,300)	4,027,520
Total Marketable Securities	$13,258,127	$571	$(18,612)	$13,240,086

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of December 31, 2016, the Company had four investments of commercial paper with a fair value of $3,985,740 and unrealized losses of $1,684, and four corporate bonds with a fair value of $4,031,170 and unrealized losses of $4,635, all of which have been unrealized losses for less than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon the Company’s securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of December 31, 2016, all of the Company’s marketable securities are expected to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

4.	Prepaid Expenses and Other Current Assets

	December 31, 2016	December 31, 2015

Deposits on contracts	$179,476	$501,170
Prepaid expenses and other current assets	429,041	720,648

	$608,517	$1,221,818

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	December 31, 2016	December 31, 2015

Furniture and fixtures	$78,794	$78,794
Office and computer equipment	113,932	105,266
Lab equipment	431,650	431,650
Leasehold improvements	133,762	133,762

Total equipment	758,138	749,472
Less: Accumulated depreciation and amortization	(669,488)	(636,572)

Net carrying amount	$88,650	$112,900

6.	Accounts Payable and Accrued Expenses

	December 31, 2016	December 31, 2015

Trade payables	$430,013	$774,543
Accrued expenses	141,190	92,752
Accrued research and development contract costs	499,889	1,515,151
Payroll liabilities	811,408	278,852

	$1,882,500	$2,661,298

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

The Company is using 20 years as its basis for recognition and accordingly research and development expenses were reduced by $75,000 for each of the years ended December 31, 2016, 2015 and 2014.  The remaining $450,000 and $525,000 to be amortized at December 31, 2016 and 2015, respectively, are reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2018.  Under the terms of the agreement, Rexgene does not pay royalties on the Company’s net sales outside of Asia.

Teva Pharmaceutical Industries, Ltd.

The Company previously had an arrangement with Teva Pharmaceutical Industries Limited (“Teva”) where Teva provided funds for the pre-clinical development of RX-3117.  The proceeds received from Teva were recorded as restricted cash and as a deferred research and development arrangement on the balance sheet.  Costs paid for the development of RX-3117 reduced the deferred research and development arrangement and therefore were not an expense in the Company’s statement of operations.  During the year ended December 31, 2014, $158,630 was reduced from deferred research and development arrangements.  As of December 31, 2014, there were no proceeds remaining, and therefore, no deferred research and development liability relating to Teva.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

8.	Other Liabilities

Deferred Lease Incentive

In accordance with the Company’s office lease agreement, as amended and further discussed in Note 15, the Company has been granted leasehold improvement allowances from the lessor to be used for the construction cost of improvements to the leased property, which included architectural and engineering fees, government agency plan check, permit and other fees, sales and use taxes, testing and inspection costs and telephone and data cabling and wiring in the premises.  The Company accounted for the benefit of the leasehold improvement allowance as a reduction of rental expense over the term of the office lease.

The following table sets forth the cumulative deferred lease incentive:

	December 31, 2016	December 31, 2015

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(123,551)	(111,108)

Balance	$31,109	$43,552

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the following six years.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $48,095 and $60,468 as of December 31, 2016 and 2015, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of December 31, 2016, 2015 and 2014, there were stock options and warrants to acquire, in the aggregate, 71,427,262, 39,082,886, and 24,606,677 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

10.	Common Stock

The following transactions occurred during the years ended December 31, 2016, 2015 and 2014:

Public Offerings

January 2014

On January 21, 2014, the Company closed on a registered direct public offering of 19,047,620 shares of common stock and warrants to purchase up to 4,761,905 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.25 shares of common stock, at a price of $1.05 per unit, and the warrants have an exercise price of $1.28 per share.  The total gross proceeds of the offering were $20,000,001.  The warrants issued became exercisable beginning six months and one day after the closing date, will remain exercisable until the five-year anniversary of the closing date, and were recorded as liabilities at fair value.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$20,000,001

Allocated to warrant liabilities:	3,691,429
Allocated to common stock and additional paid-in capital	16,308,572

Total allocated gross proceeds:	$20,000,001

The closing costs of $1,365,754 consisted of placement agent and other professional fees.  Based upon the estimated fair value of the stock and warrants in the units, the Company allocated $206,172 to financing expense and $1,159,582 as stock issuance costs.

November 2015

On November 12, 2015, the Company closed on a registered direct public offering of 16,666,667 shares of common stock and warrants to purchase up to 12,500,000 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.75 shares of common stock, at a price of $0.42 per unit, and the warrants have an exercise price of $0.53 per share.  The total gross proceeds of the offering were $7,000,000.  The warrants issued became exercisable beginning six months after the closing date, will remain exercisable until the five-year anniversary of the initial exercise date, and were recorded as liabilities at fair value.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

March 2016

On March 2, 2016, the Company closed on a registered direct public offering of 15,625,000 shares of common stock and warrants to purchase up to 11,718,750 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.75 shares of common stock, at a price of $0.32 per unit, with an exercise price for the warrants of $0.42 per share.  The total gross proceeds of the offering were $5,000,000.  The issued warrants issued became exercisable beginning six months after the closing date, will remain exercisable until the five-year anniversary of the initial exercise date, and were recorded as liabilities at fair value.

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

September 2016

On September 19, 2016, the Company closed on a registered direct public offering of 24,000,000 shares of common stock and warrants to purchase up to 18,000,000 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.75 shares of common stock, at a price of $0.25 per unit, with an exercise price for the warrants of $0.30 per share.  The total gross proceeds of the offering were $6,000,000.  The warrants issued will become exercisable beginning six months after the closing date, and will remain exercisable until the five-year anniversary of the initial exercise date, and were recorded as liabilities at fair value.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

At Market Offering

On March 16, 2015, the Company entered into an at market issuance sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $40 million from time to time, at its option, through MLV as its sales agent, subject to certain terms and conditions. Any shares sold will be sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-196255), as supplemented by a prospectus supplement dated March 16, 2015.  The Company will pay MLV a commission of 3.0% of the gross proceeds of the sale of any shares sold through MLV. For the year ended December 31, 2015, the Company sold 1,407,072 shares of common stock pursuant to the Sales Agreement for $1,042,573 in gross proceeds at a weighted average price of $0.7410 per share.  Net proceeds to the Company were $1,005,715 after deducting commissions and other transaction costs.  Pursuant to the securities purchase agreement entered into in connection with the Company’s registered direct offering that closed on September 19, 2016, the Company is prohibited from selling any additional shares under the Sales Agreement.

Compensatory Shares

The Company has issued restricted shares to vendors in exchange for services.  The table below summarizes the shares issued and the related market value:

	For the Year Ended December 31,
	2016	2015	2014
Compensatory shares issued	330,000	150,000	400,000
Aggregate market value	$97,649	$102,000	$409,000

Stock Option and Stock Warrant Exercises

The table below summarizes stock options and stock warrants exercised:

	For the Year Ended December 31,
	2016	2015	2014
Stock Option Exercises
Number of shares issued	-	889,428	448,693
Total cash received	$-	$708,617	$258,955

Stock Warrant Exercises
Number of shares issued	-	47,300	11,738,220
Total cash received	$-	$22,325	$5,947,268

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

As of December 31, 2016, the Company had 16,900,415 options outstanding.

At the Company’s Annual Meeting of the Stockholders held on June 10, 2013, the Company’s stockholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants stock options to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock have been reserved for issuance pursuant to the 2013 Plan.  As of December 31, 2016, there were 12,461,915 options outstanding under the 2013 Plan, and 4,530,585 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of December 31, 2016, there were 4,318,500 outstanding options under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 120,000 shares of the Company’s common stock.  Of the Company’s outstanding options as of December 31, 2016, these were the only options that were not issued pursuant to the 2013 Plan or the 2003 Plan.

At the Company’s Annual Meeting of the Stockholders held on June 9, 2016, the Company’s stockholders voted to approve an amendment to the 2013 Plan, including to provide for awards of restricted stock and restricted stock units.  As of December 31, 2016, no awards of restricted stock or restricted stock units had been granted

For the majority of the grants to employees, the vesting period is either i) 30%, 30% and 40% on the first, second and third anniversaries, of the grant date, respectively, or ii) 25% each on the first four anniversaries.  Options expire between five and ten years from the date of grant. For grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

Accounting for Awards

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.  Total stock-based compensation recognized by the Company for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Statement of operations line item:
General and administrative	$905,911	$665,063	$457,128
Research and development	503,577	372,616	151,667

Total	$1,409,488	$1,037,679	$608,795

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Summary of Stock Option Transactions

There were 5,926,391 stock options granted at exercise prices ranging from $0.18 to $0.37 with an aggregate fair value of $1,156,273 during the year ended December 31, 2016.  There were 4,201,316 stock options granted at exercise prices ranging from $0.54 to $0.89 with an aggregate fair value of $1,994,893 during the year ended December 31, 2015.  There were 2,528,499 stock options granted at exercise prices ranging from $0.68 to $1.35 with an aggregate fair value of $1,737,087 during the year ended December 31, 2014.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company took into consideration guidance under ASC 718, “Compensation-Stock Compensation” and Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.

Significant assumptions are determined as follows:

Expected Term-the expected term was estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Volatility-historical trading volatility of the Company’s stock on the date of grant for a period consistent with the expected term.

Risk-Free Interest Rate-the risk-free interest rate is based on the zero-coupon U.S. Treasury instruments on the date of grant with a maturity date consistent with the expected term of the Company’s stock option grants.

Expected Dividend -to date, the Company has not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, the Company used an expected dividend yield of zero.

The assumptions made in calculating the fair values of options are as follows:

	Year Ended December 31,
	2016	2015	2014
Black-Scholes assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	31-75%	72-80%	92-96%
Risk free interest rate	0.8-1.4%	1.2-1.7%	1.5-1.8%
Expected term (in years)	2-6 years	5-6 years	5 years

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

The following table summarizes share-based transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	12,590,982	$0.83	6.8 years	$26,500
Granted	5,926,391	0.31
Exercised	-	-
Expired	(730,000)	1.37
Cancelled	(886,958)	0.89

Outstanding, December 31, 2016	16,900,415	$0.62	7.3 years	$-
Exercisable, December 31, 2016	7,929,179	$0.78	5.8 years	$-

There were no stock options exercised during the year ended December 31, 2016.  The total intrinsic value of the options exercised was $99,895 and $115,528 for the years ended December 31, 2015 and 2014, respectively.  The weighted average fair value of the options granted was $0.20, $0.47, and $0.69 for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the Company’s unvested options as of December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

	2016

	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2016	5,888,432	$0.51
Granted	5,926,391	$0.20
Vested	(2,625,254)	$0.46
Cancelled	(218,333)	$0.41

Unvested at December 31, 2016	8,971,236	$0.32

As of December 31, 2016 there was $1,882,605 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.0 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

12.	Warrants

As of December 31, 2016, warrants to purchase 54,526,847 shares were outstanding, having exercise prices ranging from $0.30 to $1.28 and expiration dates ranging from December 4, 2017 to March 19, 2022.

	2016		2015

	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	26,491,904	$0.80	13,205,871	$1.07
Issued during the period	31,940,000	$0.35	13,333,333	$0.53
Exercised during the period	-	$-	(47,300)	$0.47
Expired during the period	(3,905,057)	$1.37	-	$-

Balance, December 31	54,526,847	$0.49	26,491,904	$0.80

At December 31, 2016 the weighted average remaining contractual life of the outstanding warrants was 4.3 years.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	December 31, 2016	December 31, 2015
Expired Warrants	$-	$2,590
December 2012 Investor Warrants	49	9,818
July 2013 Investor Warrants	2,060	121,420
October 2013 Investor Warrants	3,708	169,349
January 2014 Investor Warrants	714	131,476
November 2015 Investor Warrants	260,500	2,169,375
November 2015 Placement Agent Warrants	13,542	135,135
March 2016 Investor Warrants	358,945	-
March 2016 Placement Agent Warrants	21,320	-
September 2016 Investor Warrants	854,640	-
September 2016 Placement Agent Warrants	57,888	-
Total:	$1,573,366	$2,739,163

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	December 31, 2016	December 31, 2015
Expired Warrants	-	3,905,057
December 2012 Investor Warrants	174,300	174,300
July 2013 Investor Warrants	2,000,000	2,000,000
October 2013 Investor Warrants	2,317,309	2,317,309
January 2014 Investor Warrants	4,761,905	4,761,905
November 2015 Investor Warrants	12,500,000	12,500,000
November 2015 Placement Agent Warrants	833,333	833,333
March 2016 Investor Warrants	11,718,750	-
March 2016 Placement Agent Warrants	781,250	-
September 2016 Investor Warrants	18,000,000	-
September 2016 Placement Agent Warrants	1,440,000	-
Total:	54,526,847	26,491,904

The assumptions used in calculating the fair values of the warrants are as follows:

	December 31, 2016	December 31, 2015
Trading market prices	$0.14	$0.36
Estimated future volatility	104%	105%
Dividend	-	-
Estimated future risk-free rate	1.06-2.44%	0.82-2.38%
Equivalent volatility	51-60%	44-65%
Equivalent risk-free rate	0.59-1.25%	0.22-1.11%

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	For the Year Ended December 31,

	2016	2015	2014
Expired Warrants	$2,590	$458,439	$(1,059,400)
December 2012 Investor Warrants	9,769	70,856	(4,120,103)
July 2013 Investor Warrants	119,360	666,894	(1,272,731)
October 2013 Investor Warrants	165,641	780,407	(940,100)
January 2014 Investor Warrants	130,762	1,347,724	2,212,227
November 2015 Investor Warrants	1,908,875	623,125	-
November 2015 Placement Agent Warrants	121,593	39,282	-
March 2016 Investor Warrants	2,060,977	-	-
March 2016 Placement Agent Warrants	134,617	-	-
September 2016 Investor Warrants	816,480	-	-
September 2016 Placement Agent Warrants	59,243	-	-
Total:	$5,529,907	$3,986,727	$(5,180,107)

13.	Mediation Settlement

In connection with the process of seeking patent protection for Supinoxin in Japan, the Company had filed a patent application including claims covering Supinoxin with the Japanese Patent Office (“JPO”) for examination. The JPO initially agreed that the claims covering the compound for Supinoxin were allowable, but as a result of a mistake in the patent application filing as prepared and submitted by the Company’s Japanese patent attorney and incomplete review by the JPO’s patent examiner, the JPO issued a decision to grant a patent with claims that did not include Supinoxin’s chemical structure. The Company appealed this decision with the JPO to request withdrawal of the decision to grant so that the correct claims would be allowed, but the JPO refused to withdraw its decision. As a result, and in accordance with Japanese law and procedure for appealing patent application decisions, the Company has filed a lawsuit against the JPO in Tokyo District Court to cause the JPO to reverse its decision to grant the errant patent and to allow a patent that includes claims covering Supinoxin.  The patent application at issue remains pending subject to the outcome of this action. While the composition of matter patent on Supinoxin structure remains pending in Japan, the Company either has already or will have protection in Japan from its issued and pending patents on formulation, method of use, and method of manufacturing as well as from market exclusivity period.

On December 19, 2016, the Company entered into a binding settlement arrangement with the Company’s Japanese patent attorney in which the Japanese patent attorney agreed to pay a one-time settlement JPY 210,000,000, or $1,770,658, in exchange for the Company agreeing not to bring any future claims on account of this patent filing.  The settlement payment was received by the Company by December 31, 2016.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

14.	Income Taxes

No provision for federal and state income taxes was required for the years ended December 31, 2016, 2015 and 2014 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At December 31, 2016 and 2015, the Company had unused net operating loss carry-forwards of approximately $111,605,000 and $98,954,000, respectively, which expire at various dates through 2036.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2016 and 2015, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	December 31, 2016	December 31, 2015

Net Operating Loss Carryforwards	$43,526,000	$38,592,000
Stock Compensation Expense	1,968,000	1,891,000
Book tax differences on assets and liabilities	547,000	380,000
Valuation Allowance	(46,041,000)	(40,863,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2013 through 2016 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

15.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services, the terms which require payments over the term of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2016, the total estimated cost to complete these agreements was approximately $4,960,000.    All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual properties.  As of December 31, 2016, the milestone has not occurred.

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

Rent paid under the Company’s lease during the years ended December 31, 2016, 2015, and 2014 was $205,324, $202,529 and $155,057, respectively.

Prior Laboratory Lease

On August 26, 2014 and June 24, 2013, the Company signed one-year renewals to use laboratory space commencing on July 1, 2014 and 2013, respectively.  The lease required monthly rental payments of $4,554.  Rent paid under the Company’s lease during the years ended December 31, 2015, and 2014 was $27,324 and $54,648, respectively.

Current Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the years ended December 31, 2016 and 2015 was $62,167 and $30,624, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Future rental payments over the next five years for all leases are as follows:

For the year ending December 31:	2017	255,731
	2018	233,923
	2019	152,955
	2020	34,468

	Total	$677,077

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $113,204, $121,519 and $91,241 for the years ended December 31, 2016, 2015 and 2014 respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of December 31, 2016, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation or any products from the licensed delivery platform achieve development milestones.  As of December 31, 2016, no development milestones have occurred.

REXAHN PHARMACEUTICALS, INC.
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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at December 31, 2016 and 2015.

Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$720,197	$-	$720,197	$-
Commercial Paper	3,985,740	-	3,985,740	-
Corporate Bonds	4,031,170	-	4,031,170	-
Total Assets:	$8,737,107	$-	$8,737,107	$-

Liabilities:
Warrant Liabilities	$1,573,366	-	-	$1,573,366

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$6,234,996	$-	$6,234,996	$-
Commercial Paper	2,977,570	-	2,977,570	-
Corporate Bonds	4,027,520	-	4,027,520	-
Total Assets:	$13,240,086	$-	$13,240,086	$-

Liabilities:
Warrant Liabilities	$2,739,163	-	-	$2,739,163

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

The following table sets forth a reconciliation of changes in the years ended December 31, 2016 and 2015 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2016	$2,739,163
Additions	4,364,110
Unrealized gains, net	(5,529,907)
Transfers out of level 3	-
Balance at December 31, 2016	$1,573,366

Warrant Liabilities
Balance at January 1, 2015	$3,768,351
Additions	2,966,917
Unrealized gains, net	(3,986,727)
Transfers out of level 3	(9,378)
Balance at December 31, 2015	$2,739,163

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

17.	Select Quarterly Data (Unaudited)

	2016
	For the Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$-	$-	$-	$-
Expenses	4,863,981	3,912,782	3,717,575	3,919,047
Loss from Operations	(4,863,981)	(3,912,782)	(3,717,575)	(3,919,047)
Other Income, net	714,939	2,146,958	850,579	3,393,564
Net Loss	$(4,149,042)	$(1,765,824)	$(2,866,996)	$(525,483)
Net Loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

	2015
	For the Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$-	$-	$-	$-
Expenses	4,417,708	4,819,940	4,658,555	4,367,233
Loss from Operations	(4,417,708)	(4,819,940)	(4,658,555)	(4,367,233)
Other Income, net	145,997	1,585,780	632,025	1,515,078
Net Loss per share	$(4,271,711)	$(3,234,160)	$(4,026,530)	$(2,852,155)
Net Loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

18.	Subsequent Events

Since December 31, 2016, the Company granted 3,905,600 stock options and restricted stock units to officers, employees and consultants.

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

4.2	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012, is incorporated herein by reference.

4.3	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 24, 2013, is incorporated herein by reference.

4.4	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2013, is incorporated herein by reference.

4.5	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 15, 2014, is incorporated herein by reference.

4.6	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015, is incorporated herein by reference.

4.7	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016, is incorporated herein by reference.

4.8	Form of Warrant for the Company’s Common Stock Purchase Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016, is incorporated herein by reference.

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

*10.5
Form of Stock Option Grant Agreement under Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 14, 2016, is incorporated herein by reference.

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

*10.10
Bonus Letter Agreement, dated as of August 2, 2016, by and between Rexahn Pharmaceuticals, Inc. and Ely Benaim, M.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, is incorporated herein by reference.

*10.11
Employment Agreement, dated as of July 6, 2016, by and between Rexahn Pharmaceuticals, Inc. and Lisa Nolan, Ph.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, is incorporated herein by reference.

10.12
Lease Agreement, dated June 5, 2009, by and between Rexahn Pharmaceuticals, Inc. and The Realty Associates Fund V, L.P., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by reference.

10.13
First Amendment to Lease Agreement, dated as of June 7, 2013, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, is incorporated herein by reference.

10.14
Second Amendment to Lease Agreement, dated as of July 26, 2014, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, is incorporated herein by reference.

10.15
Third Amendment to Lease Agreement, dated as of May 6, 2015, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, is incorporated herein by reference.

10.16
Fourth Amendment to Lease Agreement, dated as of April 4, 2016, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, is incorporated herein by reference.

10.17
Research Collaboration Agreement on RX-0201 Clinical Development, dated as of February 6, 2003, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.18
Form of Securities Purchase Agreement, dated as of July 23, 2013, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2013, is incorporated herein by reference.

10.19
Form of Securities Purchase Agreement, dated as of October 10, 2013, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2014, is incorporated herein by reference.

10.20
Form of Securities Purchase Agreement, dated as of January 15, 2014, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014, is incorporated herein by reference.

10.21
Form of Securities Purchase Agreement, dated as of November 6, 2015, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015, is incorporated herein by reference.

10.22
Form of Securities Purchase Agreement, dated as of February 26, 2016, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016, is incorporated herein by reference.

10.23
Form of Securities Purchase Agreement, dated as of September 14, 2016, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016, is incorporated herein by reference.

10.24
At Market Issuance Sales Agreement, dated as of March 16, 2015, by and between Rexahn Pharmaceuticals, Inc. and MLV & Co. LLC, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, is incorporated herein by reference.

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