Form 10-Q
period 2017-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2017-05-03
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 254,220,007 shares as of May 3, 2017.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1. Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$10,486,179	$11,578,473
Marketable securities	8,016,830	8,737,107
Prepaid expenses and other current assets	965,125	608,517
Total Current Assets	19,468,134	20,924,097
Security Deposits	30,785	30,785
Equipment, Net	83,688	88,650
Total Assets	$19,582,607	$21,043,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,715,486	$1,882,500

Deferred Research and Development Arrangement	431,250	450,000

Other Liabilities	72,508	79,204

Warrant Liabilities	16,233,831	1,573,366

Total Liabilities	18,453,075	3,985,070
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 100,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 500,000,000 authorized shares, 244,987,523 and 237,368,785 issued and outstanding	24,499	23,737
Additional paid-in capital	137,776,592	132,065,056
Stock subscription receivable	(30,000)	-
Accumulated other comprehensive loss	(6,326)	(6,122)
Accumulated deficit	(136,635,233)	(115,024,209)

Total Stockholders’ Equity	1,129,532	17,058,462

Total Liabilities and Stockholders’ Equity	$19,582,607	$21,043,532

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:	$-	$-

Expenses:
General and administrative	1,690,846	1,395,406
Research and development	2,262,395	3,468,575

Total Expenses	3,953,241	4,863,981

Loss from Operations	(3,953,241)	(4,863,981)

Other (Expense) Income
Interest income	31,797	28,871
Unrealized (loss) gain on fair value of warrants	(17,689,580)	855,955
Financing expense	-	(169,887)
Total Other (Expense) Income	(17,657,783)	714,939

Net Loss Before Provision for Income Taxes	(21,611,024)	(4,149,042)
Provision for income taxes	-	-
Net Loss	$(21,611,024)	$(4,149,042)

Net loss per share, basic and diluted	$(0.09)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	238,517,342	202,586,807

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net Loss	$(21,611,024)	$(4,149,042)

Unrealized (loss) gain on available-for-sale securities	(204)	16,635

Comprehensive Loss	$(21,611,228)	$(4,132,407)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(21,611,024)	$(4,149,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	12,750	48,749
Depreciation and amortization	8,927	6,161
Amortization of premiums and discounts on marketable securities, net	5,773	13,308
Stock-based compensation	274,327	343,011
Amortization of deferred research and development arrangements	(18,750)	(18,750)
Unrealized loss (gain) on fair value of warrants	17,689,580	(855,955)
Financing expense	-	169,887
Amortization of deferred lease incentive	(3,111)	(3,111)
Deferred lease expenses	(3,585)	(2,601)
Changes in assets and liabilities:
Prepaid expenses and other assets	(356,608)	275,757
Accounts payable and accrued expenses	(167,014)	622,969
Net Cash Used in Operating Activities	(4,168,735)	(3,549,617)
Cash Flows from Investing Activities:
Purchase of equipment	(3,965)	(4,596)
Purchase of marketable securities	(2,005,700)	(1,721,760)
Redemption of marketable securities	2,720,000	960,000
Net Cash Provided by (Used in) Investing Activities	710,335	(766,356)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	4,580,187
Proceeds from exercise of stock warrants	2,366,106	-
Net Cash Provided by Financing Activities	2,366,106	4,580,187
Net (Decrease) Increase in Cash and Cash Equivalents	(1,092,294)	264,214
Cash and Cash Equivalents – beginning of period	11,578,473	10,199,440
Cash and Cash Equivalents - end of period	$10,486,179	$10,463,654
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$-	$2,575,860
Warrant liability extinguishment from exercise of warrants	$3,029,115	$-
Stock subscription receivable from warrants exercised	$30,000	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $136,635,233 at March 31, 2017 and anticipates incurring losses through fiscal year 2017 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing the Company’s general and administrative affairs.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2017 and December 31, 2016 and of the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016 have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2017. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  On August 12, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date and interim periods therein.  Early adoption of the standard is permitted.  The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and future operating results.

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

Compensation-Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share Based Payment Accounting,” which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The guidance is effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company adopted this guidance for the three months ended March 31, 2017.  This pronouncement did not have a material impact on the financial statements.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

3.	Marketable Securities

Marketable securities are considered “available-for-sale” in accordance with FASB Accounting Standards Codification (“ASC”) 320, “Debt and Equity Securities,” and thus are reported at fair value in the Company’s accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Amounts reclassified out of accumulated other comprehensive income (loss) into realized gains and losses are accounted for on the basis of specific identification and are included in other income or expense in the statement of operations.  The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in current operations.

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	2,995,958	-	(538)	2,995,420
Corporate Bonds	5,027,198	-	(5,788)	5,021,410
Total Marketable Securities	$8,023,156	$-	$(6,326)	$8,016,830

	December 31, 2016

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$720,000	$197	$-	$720,197
Commercial Paper	3,987,424	-	(1,684)	3,985,740
Corporate Bonds	4,035,805	-	(4,635)	4,031,170
Total Marketable Securities	$8,743,229	$197	$(6,319)	$8,737,107

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of March 31, 2017, the Company had three investments of commercial paper with an aggregate fair value of $2,995,420 and unrealized losses of $538, and five corporate bonds with an aggregate fair value of $5,021,410 and unrealized losses of $5,788, all of which have been unrealized losses for less than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature, does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of March 31, 2017, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	March 31, 2017	December 31, 2016

Deposits on contracts	$541,006	$179,476
Prepaid expenses and other current assets	424,119	429,041

	$965,125	$608,517

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	March 31, 2017	December 31, 2016

Furniture and fixtures	$78,794	$78,794
Office and computer equipment	117,897	113,932
Lab equipment	431,650	431,650
Leasehold improvements	133,762	133,762

Total equipment	762,103	758,138
Less: Accumulated depreciation and amortization	(678,415)	(669,488)

Net carrying amount	$83,688	$88,650

6.	Accounts Payable and Accrued Expenses

	March 31, 2017	December 31, 2016

Trade payables	$619,862	$430,013
Accrued expenses	34,700	141,190
Accrued research and development contract costs	729,103	499,889
Payroll liabilities	331,821	811,408

	$1,715,486	$1,882,500

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

7.	Deferred Research and Development Arrangements

Rexgene Biotech Co., Ltd.

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. (“Rexgene”), a shareholder.  Rexgene is engaged in the development of pharmaceutical products in Asia and has agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company’s drug candidate Archexin® in Asia.  This agreement provides Rexgene with exclusive rights to license, sublicense, make, have made, use, sell and import Archexin in Asia.  In accordance with the agreement, Rexgene paid the Company a one-time fee of $1,500,000 in 2003.  The agreement terminates at the later of 20 years or the term of the patent.  The amortization reduces research and development expenses for the periods presented.

The Company is using 20 years as its basis for recognition and accordingly, research and development expenses were reduced by $18,750 for the three months ended March 31, 2017 and 2016, respectively.  The remaining $431,250 and $450,000 to be amortized at March 31, 2017 and December 31, 2016, respectively, is reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2018.

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

The following table sets forth the cumulative deferred lease incentive:

	March 31, 2017	December 31, 2016

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(126,662)	(123,551)

Balance	$27,998	$31,109

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $44,510 and $48,095 as of March 31, 2017 and December 31, 2016, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of March 31, 2017 and December 31, 2016, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 65,839,302 and 71,427,262 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred since December 31, 2016:

Warrant Exercises

During the three months ended March 31, 2017, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $2,366,106 and the Company issued 7,543,738 shares. As of March 31, 2017, the Company was due to receive an additional $30,000 from exercised warrants, which was recorded as a stock subscription receivable.

Compensatory Shares

During the three months ended March 31, 2017, the Company issued 75,000 shares to a privately held investor relations firm in exchange for investor relations services.  The aggregate market value of the stock issued was $12,750.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of March 31, 2017, the Company had 19,228,755 options to purchase common stock and 543,000 restricted stock units (“RSUs”) outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  A total of 17,000,000 shares of common stock were reserved for issuance pursuant to the 2013 Plan upon the 2013 Plan’s adoption.  As of March 31, 2017, there were 14,858,755 options and 543,000 RSUs outstanding under the 2013 Plan, and 1,590,745 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of March 31, 2017, there were 4,250,000 outstanding options under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 120,000 shares of the Company’s common stock.  Of the Company’s outstanding options as of March 31, 2017, these were the only options that were not issued pursuant to the 2013 Plan or the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended March 31,
	2017	2016
Statement of operations line item:
General and administrative	$188,311	$215,327
Research and development	86,016	127,684

Total	$274,327	$343,011

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 3,382,600 stock options granted at exercise prices ranging from $0.18 to $0.26 with an aggregate fair value of $395,156 during the three months ended March 31, 2017.  There were 3,337,090 stock options granted at exercise prices ranging from $0.35 to $0.37 with an aggregate fair value of $732,042 during the three months ended March 31, 2016.

The majority of the option grants to employees vest over a four-year period from the grant date. The vesting period is either (i) 30%, 30% and 40% on the first, second and third anniversaries of the grant date, respectively, or (ii) 25% each on the first four anniversaries of the grant date.  With the exception of the options granted in March 2016, which have a three-year term, options generally expire ten years from the date of grant. For the majority of grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

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

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2017	2016
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	69-70%	32-75%
Risk free interest rate	1.9-2.0%	0.7-1.4%
Expected term (in years)	6 years	2-6 years

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	16,900,415	$0.62	7.3 years	$-
Granted	3,382,600	0.19
Exercised	-	-
Expired	-	-
Cancelled	(1,054,260)	0.38

Outstanding, March 31, 2017	19,228,755	$0.56	7.5 years	$2,358,419
Exercisable, March 31, 2017	10,251,086	$0.72	6.1 years	$580,035

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

There were no stock options exercised during the three months ended March 31, 2017 and 2016.  The weighted average fair value of the options granted was $0.12 and $0.22 for the three months ended March 31, 2017 and 2016, respectively.

A summary of the Company’s unvested options as of March 31, 2017 and changes during the three months ended March 31, 2017 is presented below:

	2017
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2017	8,971,236	$0.32
Granted	3,382,600	$0.12
Vested	(2,429,157)	$0.36
Cancelled	(947,010)	$0.22

Unvested at March 31, 2017	8,977,669	$0.24

As of March 31, 2017 there was $1,806,438 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.6 years.

Summary of Restricted Stock Unit Transactions

The Company began granting RSUs to employees in 2017.  There were 623,000 RSUs granted with an aggregate fair value of $114,632 during the three months ended March 31, 2017.  The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the three months ended March 31, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	-	$-
Granted	623,000	0.18
Vested and Released	-	-
Cancelled	(80,000)	0.18

Outstanding, March 31, 2017	543,000	$0.18

As of March 31, 2017, there was $95,834 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 3.9 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of March 31, 2017, warrants to purchase 46,067,547 shares were outstanding, having exercise prices ranging from $0.30 to $1.28 and expiration dates ranging from December 4, 2017 to March 19, 2022.

	2017		2016
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	54,526,847	$0.49	26,491,904	$0.80
Issued during the period	-	$-	12,500,000	$0.42
Exercised during the period	(8,459,300)	$0.34	-	$-
Expired during the period	-	$-	-	$-

Balance, March 31	46,067,547	$0.52	38,991,904	$0.68

At March 31, 2017 the weighted average remaining contractual life of the outstanding warrants was 3.9 years.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	March 31, 2017	December 31, 2016
December 2012 Investor Warrants	$42,770	$49
July 2013 Investor Warrants	551,440	2,060
October 2013 Investor Warrants	680,918	3,708
January 2014 Investor Warrants	1,082,524	714
November 2015 Investor Warrants	4,380,250	260,500
November 2015 Placement Agent Warrants	285,367	13,542
March 2016 Investor Warrants	3,491,200	358,945
March 2016 Placement Agent Warrants	290,352	21,320
September 2016 Investor Warrants	5,429,010	854,640
September 2016 Placement Agent Warrants	-	57,888
Total:	$16,233,831	$1,573,366

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	March 31, 2017	December 31, 2016
December 2012 Investor Warrants	174,300	174,300
July 2013 Investor Warrants	2,000,000	2,000,000
October 2013 Investor Warrants	2,317,309	2,317,309
January 2014 Investor Warrants	4,761,905	4,761,905
November 2015 Investor Warrants	12,500,000	12,500,000
November 2015 Placement Agent Warrants	833,333	833,333
March 2016 Investor Warrants	9,299,450	11,718,750
March 2016 Placement Agent Warrants	781,250	781,250
September 2016 Investor Warrants	13,400,000	18,000,000
September 2016 Placement Agent Warrants	-	1,440,000
Total:	46,067,547	54,526,847

The assumptions used in calculating the fair values of the warrants are as follows:

	March 31, 2017	December 31, 2016
Trading market prices	$0.51	$0.14
Estimated future volatility	105%	104%
Dividend	-	-
Estimated future risk-free rate	1.08-2.35%	1.06-2.44%
Equivalent volatility	94-146%	51-60%
Equivalent risk-free rate	0.78-1.33%	0.59-1.25%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended March 31,
	2017	2016
Expired Warrants	$-	$1,821
December 2012 Investor Warrants	(42,721)	1,368
July 2013 Investor Warrants	(549,380)	30,654
October 2013 Investor Warrants	(677,210)	26,440
January 2014 Investor Warrants	(1,081,810)	25,286
November 2015 Investor Warrants	(4,119,750)	328,713
November 2015 Placement Agent Warrants	(271,825)	21,882
March 2016 Investor Warrants	(3,932,511)	392,145
March 2016 Placement Agent Warrants	(269,032)	27,646
September 2016 Investor Warrants	(6,242,191)	-
September 2016 Placement Agent Warrants	(503,150)	-
Total:	$(17,689,580)	$855,955

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2017 and 2016 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2017 and December 31, 2016, the Company had unused net operating loss carry-forwards of approximately $115,746,000 and $111,605,000 respectively, which expire at various dates through 2037.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2017 and December 31, 2016, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31, 2017	December 31, 2016

Net Operating Loss Carryforwards	$45,141,000	$43,526,000
Stock Compensation Expense	2,049,000	1,968,000
Book tax differences on assets and liabilities	339,000	547,000
Valuation Allowance	(47,529,000)	(46,041,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2013 through 2016 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2017, the total estimated cost to complete these agreements was approximately $8,600,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of March 31, 2017, the milestone has not occurred.

c)	Office Space Lease

On June 5, 2009, the Company entered into a commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The lease was amended on June 7, 2013 to extend the term until June 30, 2019.

On July 26, 2014 the lease was amended to add 1,637 square feet of office space for a term beginning on September 1, 2014 and ending on August 31, 2015, which was subsequently renewed for additional one-year terms, beginning on September 1, 2015 and 2016. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Rent paid under the Company’s lease during the three months ended March 31, 2017 and 2016 was $50,898 and $51,301, respectively.

Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three months ended March 31, 2017 and 2016 was $15,771 and $15,312, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining nine months ending December 31:	2017	$189,062
For the year ending December 31:	2018	233,923
	2019	152,955
	2020	34,468

	Total	$610,408

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $36,477 and $31,503 for the three months ended March 31, 2017 and 2016, respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of March 31, 2017, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.  As of March 31, 2017, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at March 31, 2017 and December 31, 2016.

de
	Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	2,995,420	-	2,995,420	-
Corporate Bonds	5,021,410	-	5,021,410	-
Total Assets:	$8,016,830	$-	$8,016,830	$-

Liabilities:
Warrant Liabilities	$16,233,831	$-	$-	$16,233,831

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$720,197	$-	$720,197	$-
Commercial Paper	3,985,740	-	3,985,740	-
Corporate Bonds	4,031,170	-	4,031,170	-
Total Assets:	$8,737,107	$-	$8,737,107	$-

Liabilities:
Warrant Liabilities	$1,573,366	$-	$-	$1,573,366

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
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

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), prepaid expenses and other assets and accounts payable and accrued expenses approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes in the three months ended March 31, 2017 and 2016 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2017	$1,573,366
Additions	-
Unrealized losses, net	17,689,580
Transfers out of level 3	(3,029,115)
Balance at March 31, 2017	$16,233,831

Warrant Liabilities
Balance at January 1, 2016	$2,739,163
Additions	2,575,860
Unrealized gains, net	(855,955)
Transfers out of level 3	-
Balance at March 31, 2016	$4,459,068

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

16.	Subsequent Events

Since March 31, 2017, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $2,987,988 and the Company issued an aggregate of 8,982,484 shares.

On April 11, 2017, at the 2017 Annual Meeting of Shareholders of the Company, the shareholders of the Company approved an amendment to the 2013 Plan to increase the number of shares of common stock reserved for issuance thereunder from 17,000,000 to 34,000,000.

On April 13, 2017, the Company announced that it will implement a 1-for-10 reverse stock split of the outstanding shares of the Company’s common stock, together with a corresponding proportional reduction in the number of authorized shares of the Company’s capital stock.  The Company expects that the reverse stock split will be effective on May 5, 2017 upon the filing and effectiveness of a Certificate of Amendment to the Company’s Certificate of Incorporation, and that trading of the Company’s common stock on the NYSE MKT will begin on a split-adjusted basis at the opening of trading on May 5, 2017.  If the reverse stock split is effected, references to historical and future share and per-share data in future periodic filings will be adjusted to give effect to the reverse stock split, with the exception of the Company’s common stock par value.  Amounts affected would include but not be limited to common stock outstanding, stock options, restricted stock units and warrants to purchase common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Quarterly Report on Form 10-Q, words such as “believe”, “estimate”, “expect”, “anticipate”, “will”, “may”, “intend” and other similar expressions, are intended to identify forward-looking statements.  We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors that are, in many instances, beyond our control.  Actual results, performance or achievements may differ materially from those contemplated, expressed or implied by the forward-looking statements.

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

•
other risks and uncertainties, including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

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

•
RX-3117 is a small molecule nucleoside compound that we believe has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer. RX-3117 is initially being evaluated as monotherapy in a multi-center Phase IIa clinical trial in metastatic pancreatic cancer in patients who are refractory to, or have relapsed after, multiple prior rounds of chemotherapy.  We are also planning to evaluate RX-3117 in combination with Abraxane® (nab-paclitaxel) as first line treatment in patients who are newly-diagnosed with metastatic pancreatic cancer and have not had prior cytotoxic treatment.  In 2016, we also commenced enrollment in a Phase IIa trial in patients with locally advanced or metastatic bladder cancer.  This Phase IIa clinical trial is a multi-center open label, single agent study of RX-3117 being conducted at 10 clinical centers in the United States.  RX-3117 has received orphan drug designation from the U.S. Food and Drug Administration (the “FDA”) for pancreatic cancer.  Orphan drug designation provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug generally receives seven years of exclusivity after approval for a designated use, during which period the FDA generally cannot approve another product with the same active moiety for the same indication.

•
Supinoxin, or RX-5902, is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis through its interaction with beta-catenin. In February, 2017 we initiated a Phase IIa clinical study of Supinoxin in patients with metastatic triple negative breast cancer (“TNBC”).

•
Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance. Archexin has received orphan drug designation from the FDA for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer. We are currently conducting a Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic renal cell carcinoma to evaluate its safety and efficacy in combination with AFINITOR® (everolimus).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

Total Revenues

We had no revenues for the three months ended March 31, 2017 or 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $296,000, or 21.2%, to $1,691,000 for the three months ended March 31, 2017 from $1,395,000 for the three months ended March 31, 2016.  The increase is primarily attributable to higher personnel costs and professional fees in 2017.

Research and Development Expenses

Research and development expenses decreased approximately $1,207,000, or 34.8%, to $2,262,000 for the three months ended March 31, 2017, from $3,469,000 for the three months ended March 31, 2016.  Decreased research and development costs for the three months ended March 31, 2017, were primarily attributable to lower manufacturing costs for our drug candidates due to a significant supply of our drug candidates already being available to us from earlier manufacturing campaigns.  During the three months ended March 31, 2017, we incurred approximately $288,000 of drug manufacturing costs, compared to approximately $1,408,000 during the three months ended March 31, 2016.  Because the volume and timing of drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities.  The decreases to drug manufacturing costs were partially offset by increases in clinical costs related to patient and site enrollment.  We expect expenses to increase in the remaining quarters of 2017 compared to the quarter ended March 31, 2017 due to increased patient enrollments in our clinical trials and new manufacturing campaigns.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Clinical Candidates:
RX-3117	$751,300	$947,200
Supinoxin	411,100	736,100
Archexin	168,100	857,600

Preclinical, Personnel and Overhead	931,895	927,675

Total Research and Development Expenses	$2,262,395	$3,468,575

Interest Income

Interest income increased $2,926 or 10.1% for the three months ended March 31, 2017 compared to the same period in 2016.

Unrealized (Loss) Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended March 31, 2017 and 2016, we recorded unrealized (losses) gains on the fair value of our warrants of approximately ($17,690,000) and $856,000 respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors. The large unrealized loss for the three months ended March 31, 2017 primarily resulted from a significant increase in the stock price of the underlying common stock at March 31, 2017 compared to December 31, 2016.  An increase in volatility of the common stock during that period and the large number of outstanding warrants also had an impact on the large unrealized loss for the three months ended March 31, 2017.

Financing Expense

We incurred approximately $170,000 of financing expenses during the three months ended March 31, 2016, related to our registered direct offering in March 2016.  We did not incur financing expenses during the three months ended March 31, 2017.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2017 was approximately $21,611,000, or $0.09 per share, compared to approximately $4,149,000, or $0.02 per share for the three months ended March 31, 2016.  Included in the net loss for the three months ended March 31, 2017 is the non-cash charge of approximately $17,690,000 in unrealized losses on the fair value of warrants, as described above.

Research and Development Projects

Research and development costs are expensed as incurred.  These costs consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology clinical stage drug candidates, RX-3117, Supinoxin and Archexin, and our pre-clinical stage drug candidate, RX-21101.  As we expand our clinical studies, we expect to enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, RX-3117, Supinoxin and Archexin, is uncertain, and because RX-21101 is in early-stage development, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates, if any.  If these projects are not completed as planned, our results of operations and financial condition would be negatively affected.

RX-3117

 RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, cervical, non-small cell lung cancer and colon cancer.  We previously identified the MTD of RX-3117, which we are evaluating in Phase IIa proof-of-concept clinical trials in patients with relapsed or refractory metastatic pancreatic cancer and patients with locally advanced or metastatic bladder cancer.

Expenses related to RX-3117 decreased during the three months ended March 31, 2017 compared to the same period in 2016 primarily attributable to decreased manufacturing costs incurred in connection with our Phase I and Phase IIa trials.  However, we expect that expenses related to RX-3117 will increase in the remainder of 2017 compared to the three months ended March 31, 2017 due to patient enrollment costs, new manufacturing campaigns, and the commencement of a combination Phase IIa clinical trial with Abraxane in pancreatic cancer.

Supinoxin (RX-5902)

Supinoxin is a potential first-in-class small molecule inhibitor of phosphorylated p68, a protein that we believe plays a key role in cancer growth, progression and metastasis through its interaction with beta-catenin. Phosphorylated p68 results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  In February 2017, we initiated a Phase IIa clinical study of Supinoxin in patients with metastatic TNBC.

Expenses related to Supinoxin decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available from earlier manufacturing campaigns.  However, we expect that expenses related to Supinoxin will increase in the remainder of 2017 compared to the three months ended March 31, 2017 due to patient enrollment costs associated with our Phase IIa trial in patients with metastatic TNBC and new manufacturing campaigns.

Archexin

Archexin is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  We are currently conducting a Phase IIa proof-of-concept clinical trial of Archexin in patients with metastatic RCC to evaluate its safety and efficacy in combination with AFINITOR (everolimus).

Expenses related to Archexin slightly decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, which was primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available.  We expect that expenses related to Archexin will remain flat for the remainder of 2017 compared to the three months ended March 31, 2017 as we continue the ongoing Archexin clinical trial.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of the timing of costs incurred for ongoing preclinical development.  We expect that expenses related to our pre-clinical pipeline, including RX-21101, will increase slightly for the remainder of 2017 compared to the three months ended March 31, 2017 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was approximately $4,169,000 for the three months ended March 31, 2017.  The operating cash flows during the three months ended March 31, 2017 reflect a net loss of $21,611,000, offset by an unrealized loss on the fair value of warrants of $17,690,000 and a net decrease of cash components of working capital and non-cash charges totaling $248,000.  Cash used in operating activities was approximately $3,550,000 for the three months ended March 31, 2016.  The operating cash flows during the three months ended March 31, 2016 reflect our net loss of $4,149,000, and a net increase of cash components of working capital and other non-cash charges totaling $599,000.

Cash provided by investing activities was approximately $710,000 for the three months ended March 31, 2017, which consisted of $2,720,000 from the redemption of marketable securities, offset by $2,006,000 and $4,000 for the purchases of marketable securities and equipment, respectively. Cash used in investing activities was approximately $766,000 for the three months ended March 31, 2016, which consisted of $1,722,000 and $4,000 for the purchases of marketable securities and equipment, respectively, offset by $960,000 from the redemption of marketable securities.

Cash provided by financing activities was approximately $2,366,000 for the three months ended March 31, 2017, which consisted of proceeds from the exercise of stock warrants.  Cash provided by financing activities was approximately $4,580,000 for the three months ended March 31, 2016, which consisted of net proceeds from our registered direct public offering in March 2016.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2016 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of March 31, 2017, the total estimated cost to complete our contracts with vendors for research and development services was approximately $8,600,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. We believe our cash, cash equivalents, and marketable securities will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months from the date these financial statements were issued.

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

For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K.  Our exposures to market risk have not changed materially since December 31, 2016.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  In addition to the other information set forth in this report, you should carefully consider the factors set forth in the Risk Factors section of our 2016 Form 10-K, as well as other information contained in the 2016 Form 10-K and in other reports we file with the SEC. We do not believe that there have been any material changes to the risk factors disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, we issued 75,000 shares of common stock during the three months ended March 31, 2017 to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

During the three months ended March 31, 2017, we issued 524,438 shares of common stock to warrant holders upon exercise of unregistered warrants that were issued pursuant to a letter agreement, dated September 13, 2016 between us and H.C. Wainwright and Company, LLC.  The warrants and the warrant shares were not registered under the Securities Act pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: May 3, 2017		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: May 3, 2017		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
First Amendment to the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan, as Amended and Restated as of June 9, 2016 (incorporated by reference to Exhibit 10.1 to Rexahn Pharmaceuticals, Inc.’s Current Report on Form 8-K filed on April 13, 2017).

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

*Indicates management contract or compensatory plan or arrangement