Form 10-Q
period 2017-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2017-08-04
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,459,805 shares as of August 4, 2017.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1. Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$8,790,519	$11,578,473
Marketable securities	17,986,160	8,737,107
Prepaid expenses and other current assets	1,199,641	608,517
Total Current Assets	27,976,320	20,924,097
Security Deposits	30,785	30,785
Equipment, Net	86,610	88,650
Total Assets	$28,093,715	$21,043,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,917,739	$1,882,500

Deferred Research and Development Arrangement	412,500	450,000

Other Liabilities	65,812	79,204

Warrant Liabilities	9,796,591	1,573,366

Total Liabilities	12,192,642	3,985,070
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 authorized shares, 28,452,305 and 23,736,878 issued and outstanding	2,845	2,374
Additional paid-in capital	151,612,110	132,086,419
Accumulated other comprehensive loss	(25,705)	(6,122)
Accumulated deficit	(135,688,177)	(115,024,209)

Total Stockholders’ Equity	15,901,073	17,058,462

Total Liabilities and Stockholders’ Equity	$28,093,715	$21,043,532

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,739,663	1,675,749	3,430,509	3,071,155
Research and development	2,544,262	2,237,033	4,806,657	5,705,607

Total Expenses	4,283,925	3,912,782	8,237,166	8,776,762

Loss from Operations	(4,283,925)	(3,912,782)	(8,237,166)	(8,776,762)

Other Income (Expense)
Interest income	42,782	28,868	74,579	57,738
Unrealized gain (loss) on fair value of warrants	5,521,249	2,118,090	(12,168,331)	2,974,045
Financing expense	(333,050)	-	(333,050)	(169,887)
Total Other Income (Expense)	5,230,981	2,146,958	(12,426,802)	2,861,896

Net Income (Loss) Before Provision for Income Taxes	947,056	(1,765,824)	(20,663,968)	(5,914,866)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$947,056	$(1,765,824)	$(20,663,968)	$(5,914,866)

Net income (loss) per share, basic	$0.04	$(0.08)	$(0.83)	$(0.28)
Net income (loss) per share, diluted	$0.03	$(0.08)	$(0.83)	$(0.28)

Weighted average number of shares outstanding, basic	26,001,797	21,318,433	24,932,705	20,788,557
Weighted average number of shares outstanding, diluted	28,265,440	21,318,433	24,932,705	20,788,557

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net Income (Loss)	$947,056	$(1,765,824)	$(20,663,968)	$(5,914,866)

Unrealized (loss) gain on available-for-sale securities	(19,379)	3,733	(19,583)	20,368

Comprehensive Income (Loss)	$927,677	$(1,762,091)	$(20,683,551)	$(5,894,498)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(20,663,968)	$(5,914,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	12,750	64,949
Depreciation and amortization	19,950	15,053
Amortization of premiums and discounts on marketable securities, net	20,024	22,315
Stock-based compensation	562,392	694,187
Amortization of deferred research and development arrangement	(37,500)	(37,500)
Unrealized loss (gain) on fair value of warrants	12,168,331	(2,974,045)
Financing expense	333,050	169,887
Amortization of deferred lease incentive	(6,222)	(6,222)
Deferred lease expenses	(7,170)	(5,203)
Changes in assets and liabilities:
Prepaid expenses and other assets	(591,124)	225,735
Accounts payable and accrued expenses	(78,492)	(866,651)
Net Cash Used in Operating Activities	(8,267,979)	(8,612,361)
Cash Flows from Investing Activities:
Purchase of equipment	(17,910)	(7,511)
Purchase of marketable securities	(15,008,660)	(1,721,760)
Redemption of marketable securities	5,720,000	3,440,000
Net Cash (Used in) Provided by Investing Activities	(9,306,570)	1,710,729
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	9,355,002	4,580,187
Proceeds from exercise of stock warrants	5,354,093	-
Proceeds from exercise of stock options	77,500	-
Net Cash Provided by Financing Activities	14,786,595	4,580,187
Net Decrease in Cash and Cash Equivalents	(2,787,954)	(2,321,445)
Cash and Cash Equivalents – beginning of period	11,578,473	10,199,440
Cash and Cash Equivalents – end of period	$8,790,519	$7,877,995
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$4,107,488	$2,575,860
Warrant liability extinguishment from exercise of warrants	$8,052,594	$-
Offering costs included in accounts payable and accrued expenses	$113,731	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $135,688,177 at June 30, 2017 and anticipates incurring losses through fiscal year 2017 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing the Company’s general and administrative affairs.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2017 and December 31, 2016 and of the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 have been included.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2017. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$3,220,126	$-	$(4,796)	$3,215,330
Corporate Bonds	14,791,739	-	(20,909)	14,770,830
Total Marketable Securities	$18,011,865	$-	$(25,705)	$17,986,160

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$720,000	$197	$-	$720,197
Commercial Paper	3,987,424	-	(1,684)	3,985,740
Corporate Bonds	4,035,805	-	(4,635)	4,031,170
Total Marketable Securities	$8,743,229	$197	$(6,319)	$8,737,107

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of June 30, 2017, the Company had three investments of commercial paper with an aggregate fair value of $3,215,330 and unrealized losses of $4,796, and 14 corporate bonds with an aggregate fair value of $13,770,830 and unrealized losses of $20,909, all of which have been unrealized losses for less than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature, does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

The amortized cost basis and fair value of marketable securities by contractual maturity are:

Maturity	Cost Basis	Fair Value
Less than 1 year	$12,274,138	$12,257,650
1 to 5 years	5,737,727	5,728,510
Total Marketable Securities	$18,011,865	$17,986,160

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	June 30, 2017	December 31, 2016

Deposits on contracts	$532,602	$179,476
Prepaid expenses and other current assets	667,039	429,041

	$1,199,641	$608,517

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	June 30, 2017	December 31, 2016

Furniture and fixtures	$78,794	$78,794
Office and computer equipment	118,358	113,932
Lab equipment	445,134	431,650
Leasehold improvements	133,762	133,762

Total equipment	776,048	758,138
Less: Accumulated depreciation and amortization	(689,438)	(669,488)

Net carrying amount	$86,610	$88,650

6.	Accounts Payable and Accrued Expenses

	June 30, 2017	December 31, 2016

Trade payables	$509,085	$430,013
Accrued expenses	167,297	141,190
Accrued research and development contract costs	715,065	499,889
Payroll liabilities	526,292	811,408

	$1,917,739	$1,882,500

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

The Company is using 20 years as its basis for recognition and accordingly, research and development expenses were reduced by $18,750 and $37,500 for the three and six months ended June 30, 2017 and 2016, respectively.  The remaining $412,500 and $450,000 to be amortized at June 30, 2017 and December 31, 2016, respectively, is reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2018.

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

The following table sets forth the cumulative deferred lease incentive:

	June 30, 2017	December 31, 2016

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(129,773)	(123,551)

Balance	$24,887	$31,109

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $40,925 and $48,095 as of June 30, 2017 and December 31, 2016, respectively.

9.	Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of June 30, 2017 and December 31, 2016, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 7,280,637 and 7,142,728 shares of the Company’s common stock, respectively, that are potentially dilutive. However, with the exception of the three months ended June 30, 2017, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.  For the three months ended June 30, 2017, the dilutive effect of stock warrants, stock options and restricted stock units is 1,177,987, 1,031,356 and 54,300, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred since December 31, 2016:

Reverse Stock Split

On May 5, 2017 the Company effected a one-for-ten reverse stock split of the outstanding shares of the Company’s common stock, together with a corresponding proportional reduction in the number of authorized shares of the Company’s capital stock.  Each ten shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding at the effective time of the reverse stock split were reclassified and combined into one share of common stock par value $0.0001 per share. The number of shares of common stock and preferred stock the Company is authorized to issue was reduced to 50 million and 10 million, respectively.  All share and per share amounts of common stock, stock options, stock warrants and restricted stock units have been restated for all periods to give retroactive effect to the reverse stock split.  Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common stock” to “Additional paid-in capital.”

Warrant Exercises

During the six months ended June 30, 2017, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $5,354,093 and the Company issued 1,652,623 shares.

Stock Option Exercises

During the six months ended June 30, 2017, a stock option holder exercised options to purchase shares of the Company’s common stock for cash of $77,500 and the Company issued 25,000 shares.

Compensatory Shares

During the six months ended June 30, 2017, the Company issued 7,500 shares to a privately held investor relations firm in exchange for investor relations services.  The aggregate market value of the stock issued was $12,750.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Registered Direct Offering

On June 12, 2017 the Company closed a registered direct public offering of 3,030,304 shares of common stock and warrants to purchase up to 1,515,152 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.5 shares of common stock, at a price of $3.30 per unit, with an exercise price for the warrants of $4.00 per share.  The total gross proceeds of the offering were $10,000,003.  The warrants issued will become exercisable beginning six months after the closing date, and will remain exercisable until the five-year anniversary of the initial exercise date, and were recorded as liabilities at fair value.

A summary of the allocation of the proceeds of the offering is shown below:

Gross Proceeds:	$10,000,003

Allocated to warrant liabilities	3,673,168
Allocated to common stock and additional paid-in capital	6,326,835

Total allocated gross proceeds:	$10,000,003

The Company also issued warrants to purchase up to an aggregate 181,818 shares of common stock to the placement agent in the offering.  The closing costs for the offering of $1,193,052 included $434,320 for the placement agent warrants and $758,732 for placement agent and other fees.  Based on the estimated fair value of the stock and warrants in the units, the Company allocated $333,050 to financing expense for the warrants and $860,002 as stock issuance costs.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of June 30, 2017, the Company had 1,937,871 options to purchase common stock and 54,300 restricted stock units (“RSUs”) outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  The Company initially reserved 1,700,000 shares of common stock for issuance pursuant to the 2013 Plan, and on April 11, 2017, the Company’s shareholders approved an increase of 1,700,000 shares of common stock reserved for issuance pursuant to the 2013 Plan. As of June 30, 2017, there were 1,540,871 options and 54,300 RSUs outstanding under the 2013 Plan, and 1,804,079 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of June 30, 2017, there were 385,000 options outstanding under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 12,000 shares of the Company’s common stock.  These were the only Company stock options outstanding as of June 30, 2017, that were not issued pursuant to the 2013 Plan or the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Statement of operations line item:
General and administrative	$207,587	$224,786	$395,898	$440,113
Research and development	80,478	126,390	166,494	254,074

Total	$288,065	$351,176	$562,392	$694,187

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 393,260 stock options granted at exercise prices ranging from $1.84 to $6.18 with an aggregate fair value of $620,185 during the six months ended June 30, 2017.  There were 448,707 stock options granted at exercise prices ranging from $2.70 to $3.70 with an aggregate fair value of $927,644 during the six months ended June 30, 2016.

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

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
	2017	2016
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	69-79%	32-75%
Risk free interest rate	1.8-2.0%	0.6-1.4%
Expected term (in years)	5.5-6 years	2-6 years

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	1,690,037	$6.20	7.3 years	$-
Granted	393,260	2.46
Exercised	(25,000)	3.10
Expired	(15,000)	16.07
Cancelled	(105,426)	3.77

Outstanding, June 30, 2017	1,937,871	$5.54	7.4 years	$342,455
Exercisable, June 30, 2017	1,120,784	$6.73	6.3 years	$6,858

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The total intrinsic value of options exercised was $97,872 for the three and six months ended June 30, 2017.  There were no stock options exercised during the three and six months ended June 30, 2016.  The weighted average fair value of the options granted was $1.58 and $2.06 for the six months ended June 30, 2017 and 2016, respectively.

A summary of the Company’s unvested options as of June 30, 2017 and changes during the six months ended June 30, 2017 is presented below:

	2017
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2017	897,123	$3.21
Granted	393,260	$1.58
Vested	(378,594)	$3.06
Cancelled	(94,702)	$2.15

Unvested at June 30, 2017	817,087	$2.63

As of June 30, 2017 there was $1,749,516 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.6 years.

Summary of Restricted Stock Unit Transactions

The Company began granting RSUs to employees in 2017.  There were 62,300 RSUs granted with an aggregate fair value of $114,632 during the six months ended June 30, 2017.  The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the six months ended June 30, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	-	$-
Granted	62,300	1.84
Vested and Released	-	-
Cancelled	(8,000)	1.84

Outstanding, June 30, 2017	54,300	$1.84

As of June 30, 2017, there was $89,717 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 3.7 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of June 30, 2017, warrants to purchase up to 5,288,466 shares were outstanding, having exercise prices ranging from $3.00 to $12.80 and expiration dates ranging from December 4, 2017 to December 12, 2022.

	2017		2016
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	5,452,691	$4.92	2,649,199	$7.97
Issued during the period	1,696,970	$4.01	1,250,000	$4.20
Exercised during the period	(1,861,195)	$3.51	-	$-
Expired during the period	-	$-	-	$-

Balance, June 30	5,288,466	$5.13	3,899,199	$6.76

At June 30, 2017 the weighted average remaining contractual life of the outstanding warrants was 4.1 years.

The warrants issued to investors in the December 2012, November 2015, March 2016 and September 2016 offerings contain a provision for net cash settlement in the event of a fundamental transaction (contractually defined to include a merger, sale of substantially all assets, tender offer or share exchange).  Pursuant to the November 2015, March 2016, and September 2016 warrants, if fundamental transaction occurs, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  The option is available to holders of the December 2012 warrants only if the consideration issued in the fundamental transaction consists of cash or stock in a non-public company.  Due to these contingent redemption provisions, the warrants require liability classification in accordance with ASC 480 and are recorded at fair value.   Holders of the June 2017 warrants contain a provision that allows the holder to opt for cash settlement in a fundamental transaction that was approved by, or required to be approved by, the board of directors of the Company. All of the Company’s outstanding warrants provide the holder the option as to the type of consideration received if the holders of common stock receive an option as to their consideration. In addition, all of the Company’s outstanding warrants contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2017	December 31, 2016
December 2012 Investor Warrants	$7,316	$49
July 2013 Investor Warrants	183,108	2,060
October 2013 Investor Warrants	241,999	3,708
January 2014 Investor Warrants	303,762	714
November 2015 Investor Warrants	2,362,538	260,500
November 2015 Placement Agent Warrants	5,573	13,542
March 2016 Investor Warrants	1,219,172	358,945
March 2016 Placement Agent Warrants	-	21,320
September 2016 Investor Warrants	1,795,810	854,640
September 2016 Placement Agent Warrants	-	57,888
June 2017 Investor Warrants	3,289,759	-
June 2017 Placement Agent Warrants	387,554	-
Total:	$9,796,591	$1,573,366

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	June 30, 2017	December 31, 2016
December 2012 Investor Warrants	17,430	17,430
July 2013 Investor Warrants	200,000	200,000
October 2013 Investor Warrants	231,732	231,732
January 2014 Investor Warrants	476,193	476,193
November 2015 Investor Warrants	1,250,001	1,250,001
November 2015 Placement Agent Warrants	3,334	83,335
March 2016 Investor Warrants	607,806	1,171,875
March 2016 Placement Agent Warrants	-	78,125
September 2016 Investor Warrants	805,000	1,800,000
September 2016 Placement Agent Warrants	-	144,000
June 2017 Investor Warrants	1,515,152	-
June 2017 Placement Agent Warrants	181,818	-
Total:	5,288,466	5,452,691

The assumptions used in calculating the fair values of the warrants are as follows:

	June 30, 2017	December 31, 2016
Trading market prices	$2.86	$1.40
Estimated future volatility	104%	104%
Dividend	-	-
Estimated future risk-free rate	1.23-2.31%	1.06-2.44%
Equivalent volatility	106-129%	51-60%
Equivalent risk-free rate	0.87-1.48%	0.59-1.25%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Expired Warrants	$-	$771	$-	$2,590
December 2012 Investor Warrants	35,454	5,911	(7,267)	7,278
July 2013 Investor Warrants	368,332	63,246	(181,048)	93,900
October 2013 Investor Warrants	438,919	103,166	(238,291)	129,607
January 2014 Investor Warrants	778,762	92,428	(303,048)	117,714
November 2015 Investor Warrants	2,017,712	875,913	(2,102,038)	1,204,626
November 2015 Placement Agent Warrants	(96,560)	58,276	(368,385)	80,160
March 2016 Investor Warrants	702,730	860,121	(3,229,781)	1,252,266
March 2016 Placement Agent Warrants	(82,867)	58,258	(351,899)	85,904
September 2016 Investor Warrants	928,592	-	(5,313,599)	-
September 2016 Placement Agent Warrants	-	-	(503,150)	-
June 2017 Investor Warrants	383,409	-	383,409	-
June 2017 Placement Agent Warrants	46,766	-	46,766	-
Total:	$5,521,249	$2,118,090	$(12,168,331)	$2,974,045

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June 30, 2017 and 2016 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2017 and December 31, 2016, the Company had unused net operating loss carry-forwards of approximately $119,618,000 and $111,605,000 respectively, which expire at various dates through 2037.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2017 and December 31, 2016, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30, 2017	December 31, 2016

Net Operating Loss Carryforwards	$46,651,000	$43,526,000
Stock Compensation Expense	2,109,000	1,968,000
Book tax differences on assets and liabilities	410,000	547,000
Valuation Allowance	(49,170,000)	(46,041,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2013 through 2016 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2017, the total estimated cost to complete these agreements was approximately $8,500,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of June 30, 2017, the milestone has not occurred.

c)	Office Space Lease

On June 5, 2009, the Company entered into a commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The lease was amended on June 7, 2013 to extend the term until June 30, 2019.

On July 26, 2014 the lease was amended to add 1,727 square feet of office space for a term beginning on September 1, 2014 and ending on August 31, 2015, which was subsequently renewed for additional one-year terms, beginning on September 1, 2015 and 2016, and a 22-month term beginning September 1, 2017 and expiring on June 30, 2019. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Rent paid under the Company’s lease during the three months ended June 30, 2017 and 2016 was $50,898 and $51,301, respectively, and rent paid during the six months ended June 30, 2017 and 2016 was $101,796 and $102,603, respectively.

Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three months ended June 30, 2017 and 2016 was $15,771 and $15,312, respectively, and rent paid during the six months ended June 30, 2017 was $31,543 and $30,624.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining six months ending December 31:	2017	$137,360
For the year ending December 31:	2018	279,274
	2019	176,080
	2020	34,468

	Total	$627,182

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $34,606 and $31,587 for the three months ended June 30, 2017 and 2016, respectively, and $71,083 and $63,089 for the six months ended June 30, 2017 and 2016, respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of June 30, 2017, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.  As of June 30, 2017, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at June 30, 2017 and December 31, 2016.

	Fair Value Measurements at June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	3,215,330	-	3,215,330	-
Corporate Bonds	14,770,830	-	14,770,830	-
Total Assets:	$17,986,160	$-	$17,986,160	$-

Liabilities:
Warrant Liabilities	$9,796,591	$-	$-	$9,796,591

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$720,197	$-	$720,197	$-
Commercial Paper	3,985,740	-	3,985,740	-
Corporate Bonds	4,031,170	-	4,031,170	-
Total Assets:	$8,737,107	$-	$8,737,107	$-

Liabilities:
Warrant Liabilities	$1,573,366	$-	$-	$1,573,366

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

The carrying amounts reported in the financial statements for cash and cash equivalents (Level 1), approximate fair value because of the short term maturity of these financial instruments.

The following table sets forth a reconciliation of changes for the six months ended June 30, 2017 and 2016 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2017	$1,573,366
Additions	4,107,488
Unrealized losses, net	12,168,331
Transfers out of level 3	(8,052,594)
Balance at June 30, 2017	$9,796,591

Warrant Liabilities
Balance at January 1, 2016	$2,739,163
Additions	2,575,860
Unrealized gains, net	(2,974,045)
Transfers out of level 3	-
Balance at June 30, 2016	$2,340,978

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

•
RX-3117 is a small molecule nucleoside compound that we believe has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer. RX-3117 is initially being evaluated as monotherapy in a multi-center Phase IIa clinical trial in metastatic pancreatic cancer in patients who are refractory to, or have relapsed after, multiple prior rounds of chemotherapy.  We are also planning to evaluate RX-3117 in combination with Abraxane® (nab-paclitaxel) as first line treatment in patients who are newly-diagnosed with metastatic pancreatic cancer and have not had prior cytotoxic treatment.  In 2016, we also commenced enrollment in a Phase IIa trial in patients with locally advanced or metastatic bladder cancer.  This Phase IIa clinical trial is a multi-center open label, single agent study of RX-3117 being conducted at 12 clinical centers in the United States.  RX-3117 has received orphan drug designation from the U.S. Food and Drug Administration (the “FDA”) for pancreatic cancer.  Orphan drug designation provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug generally receives seven years of exclusivity after approval for a designated use, during which period the FDA generally cannot approve another product with the same active moiety for the same indication.

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

On May 5, 2017 the Company effected a one-for-ten reverse stock split of the outstanding shares of the Company’s common stock, together with a corresponding proportional reduction in the number of authorized shares of the Company’s capital stock.  See Note 10, “Common Stock—Reverse Stock Split,” in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

See Note 2, “Recent Accounting Pronouncements Affecting the Company,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and June 30, 2016

Total Revenues

We had no revenues for the three and six months ended June 30, 2017 or 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $64,000, or 3.8%, to $1,740,000 for the three months ended June 30, 2017 from $1,676,000 for the three months ended June 30, 2016.  General and administrative expenses increased approximately $360,000, or 11.7%, to $3,431,000 for the six months ended June 30, 2017 from $3,071,000 for the six months ended June 30, 2016.  The increases were primarily attributable to higher personnel costs in 2017.

Research and Development Expenses

Research and development expenses increased approximately $307,000, or 13.7%, to $2,544,000 for the three months ended June 30, 2017, from $2,237,000 for the three months ended June 30, 2016.  Increased research and development costs for the three months ended June 30, 2017 were primarily due to increased clinical trial and patient enrollment costs for RX-3117.  Research and development expenses decreased approximately $899,000, or 15.8%, to $4,807,000 for the six months ended June 30, 2017, from $5,706,000 for the six months ended June 30, 2016.  Decreased research and development costs for the six months ended June 30, 2017, were primarily attributable to lower manufacturing costs for our drug candidates due to a significant supply of our drug candidates already being available to us from earlier manufacturing campaigns.  During the six months ended June 30, 2017, we incurred approximately $632,000 of drug manufacturing costs, compared to approximately $1,967,000 during the six months ended June 30, 2016.  Because the volume and timing of drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities.  The decreases to drug manufacturing costs were partially offset by the increases in clinical costs discussed above.  We expect research and development expenses to increase in the remaining quarters of 2017 compared to the quarter ended June 30, 2017 due to continued patient enrollment in our clinical trials and new manufacturing campaigns.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Clinical Candidates:
RX-3117	$1,137,200	$487,500	$1,888,500	$1,434,700
Supinoxin	286,700	593,300	697,800	1,329,400
Archexin	130,700	226,000	298,800	1,083,600

Preclinical, Personnel and Overhead	989,662	930,233	1,921,557	1,857,907

Total Research and Development Expenses	$2,544,262	$2,237,033	$4,806,657	$5,705,607

Interest Income

Interest income increased approximately $14,000 and $17,000 or 48.2% and 29.2%, respectively for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.  The increases were primarily attributable to higher aggregate balances of cash and cash equivalents and marketable securities and higher interest rates on marketable securities for the three and six months ended June 30, 2017 compared to the same periods in 2016.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended June 30, 2017 and 2016, we recorded unrealized gains  on the fair value of our warrants of approximately $5,521,000 and $2,118,000.  During the six months ended June 30, 2017, we recorded unrealized gains (losses) on the fair value of warrants of ($12,168,000) and $2,974,000 respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gain for the three months ended June 30, 2017 primarily resulted from a significant decrease in the stock price of the underlying common stock at June 30, 2017 compared to March 31, 2017.  The large unrealized loss for the six months ended June 30, 2017 primarily resulted from a significant increase in the stock price of the underlying common stock at June 30, 2017 compared to December 31, 2016.  An increase in volatility of the common stock during that period and the large number of outstanding warrants also had an impact on the large unrealized loss for the six months ended June 30, 2017.

Financing Expense

We incurred approximately $333,000 of financing expenses during the three and six months ended June 30, 2017, related to our registered direct offering in June 2017.  We incurred approximately $170,000 of financing expenses during the six months ended June 30, 2016, related to our registered direct offering in March 2016.  We did not incur financing expenses during the three months ended June 30, 2016.

Net Income (Loss)

As a result of the above, net income (loss) for the three and six months ended June 30, 2017 was approximately $947,000 and ($20,664,000), or $0.04 and ($0.83) per basic share, respectively, compared to approximately ($1,766,000) and ($5,915,000), or ($0.08) and ($0.28) per share, respectively, for the three and six months ended June 30, 2016.  As previously discussed, included in the net income (loss) for the three and six months ended June 30, 2017 are non-cash charges of approximately $5,521,000 and ($12,168,000) in unrealized gains (losses) on the fair value of warrants, compared to unrealized gains of $2,118,000 and $2,974,000 for the three and six months ended June 30, 2016.

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

Expenses related to RX-3117 increased during the three and six months ended June 30, 2017 compared to the same period in 2016 due to increased clinical trial costs and increased patient enrollments resulting from the progression of our pancreatic and bladder cancer clinical trials. We expect that expenses related to RX-3117 will increase in the remainder of 2017 compared to the three and six months ended June 30, 2017 due to patient enrollment costs, new manufacturing campaigns, and the commencement of a combination Phase IIa clinical trial with Abraxane in pancreatic cancer.

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

Expenses related to Supinoxin decreased during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.  The decrease is primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available from earlier manufacturing campaigns.  However, we expect that expenses related to Supinoxin will increase in the remainder of 2017 compared to the three and six months ended June 30, 2017 due to patient enrollment costs associated with our Phase IIa trial in patients with metastatic TNBC and new manufacturing campaigns.

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

Expenses related to Archexin decreased during the three and six months ended June 30, 2017 compared to the same periods in 2016.  The decrease is primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available.  We expect that expenses related to Archexin will remain flat for the remainder of 2017 compared to the three and six months ended June 30, 2017 as we continue the ongoing Archexin clinical trial.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily as a result of the timing of costs incurred for ongoing preclinical development.  We expect that expenses related to our pre-clinical pipeline, including RX-21101, will increase slightly for the remainder of 2017 compared to the three and six months ended June 30, 2017 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was approximately $8,268,000 for the six months ended June 30, 2017.  The operating cash flows during the six months ended June 30, 2017 reflect a net loss of $20,664,000, offset by an unrealized loss on the fair value of warrants of $12,168,000 and a net increase of cash components of working capital and non-cash charges totaling $228,000.  Cash used in operating activities was approximately $8,612,000 for the six months ended June 30, 2016.  The operating cash flows during the six months ended June 30, 2016 reflect our net loss of $5,915,000, an unrealized gain on the fair value of warrants of 2,974,000 and a net increase of cash components of working capital and other non-cash charges totaling $277,000.

Cash used in investing activities was approximately $9,307,000 for the six months ended June 30, 2017, which consisted of $15,009,000 and $18,000 for the purchases of marketable securities and equipment, respectively, offset by $5,720,000 from the redemption of marketable securities. Cash provided by investing activities was approximately $1,711,000 for the six months ended June 30, 2016, which consisted of $3,440,000 from the redemption of marketable securities, offset by $1,722,000 and $7,000 for the purchases of marketable securities and equipment, respectively.

Cash provided by financing activities was approximately $14,787,000 for the six months ended June 30, 2017, which consisted of net proceeds of $9,355,000 from our registered direct public offering in June 2017 and $5,354,000 and $78,000 from the exercise of stock warrants and options, respectively.  Cash provided by financing activities was approximately $4,580,000 for the six months ended June 30, 2016, which consisted of net proceeds from our registered direct public offering in March 2016.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2016 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for research and development services.  As of June 30, 2017, the total estimated cost to complete our contracts with vendors for research and development services was approximately $8,500,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2017, we issued 27,852 and 13,257 shares of common stock to warrant holders upon exercise of unregistered warrants that were issued pursuant to letter agreements, dated February 26, 2016, and November 5, 2015, respectively, between us and H.C. Wainwright and Company, LLC.  The warrants and the warrant shares were not registered under the Securities Act pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 5.	Other Information.

On August 2, 2017, we terminated the at market issuance sales agreement, dated as of March 16, 2015, with MLV & Co. LLC, now part of FBR & Co. (“MLV”) pursuant to which we were entitled to issue and sell shares of our common stock having an aggregate offering price of up to $40 million from time to time, at our option, through MLV as our sales agent.  Prior to termination of the agreement, due to limitations agreed to by us in connection with our prior registered direct offerings, we were not able to use the sale agreement until June 12, 2018.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: August 4, 2017		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: August 4, 2017		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Rexahn Pharmaceuticals, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 5, 2017, is incorporated herein by reference.

4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017, is incorporated herein by reference.

10.1
Form of Securities Purchase Agreement, dated as of June 6, 2017, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017, is incorporated herein by reference.

10.2	Fifth Amendment to Lease Agreement, dated April 13, 2017, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Comprehensive Income (Loss); (iv) Condensed Statement of Cash Flows; and (v) Notes to the Financial Statements.