Form 10-Q
period 2017-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2017-11-03
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,725,114 shares as of November 3, 2017.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1. Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$8,226,189	$11,578,473
Marketable securities	14,977,346	8,737,107
Prepaid expenses and other current assets	1,277,604	608,517
Total Current Assets	24,481,139	20,924,097
Security Deposits	30,785	30,785
Equipment, Net	79,056	88,650
Total Assets	$24,590,980	$21,043,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,338,777	$1,882,500

Deferred Research and Development Arrangement	393,750	450,000

Other Liabilities	61,557	79,204

Warrant Liabilities	6,676,091	1,573,366

Total Liabilities	9,470,175	3,985,070
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 authorized shares, 28,459,805 and 23,736,878 issued and outstanding	2,846	2,374
Additional paid-in capital	151,858,173	132,086,419
Accumulated other comprehensive loss	(13,965)	(6,122)
Accumulated deficit	(136,726,249)	(115,024,209)

Total Stockholders’ Equity	15,120,805	17,058,462

Total Liabilities and Stockholders’ Equity	$24,590,980	$21,043,532

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,574,323	1,418,990	5,004,832	4,490,145
Research and development	2,644,999	2,298,585	7,451,656	8,004,193

Total Expenses	4,219,322	3,717,575	12,456,488	12,494,338

Loss from Operations	(4,219,322)	(3,717,575)	(12,456,488)	(12,494,338)

Other Income (Expense)
Interest income	60,750	26,145	135,329	83,884
Unrealized gain (loss) on fair value of warrants	3,120,500	967,637	(9,047,831)	3,941,682
Financing expense	-	(143,203)	(333,050)	(313,090)
Total Other Income (Expense)	3,181,250	850,579	(9,245,552)	3,712,476

Net Loss Before Provision for Income Taxes	(1,038,072)	(2,866,996)	(21,702,040)	(8,781,862)
Provision for income taxes	-	-	-	-
Net Loss	$(1,038,072)	$(2,866,996)	$(21,702,040)	$(8,781,862)

Net loss per share, basic and diluted	$(0.04)	$(0.13)	$(0.83)	$(0.42)

Weighted average number of shares outstanding, basic and diluted	28,459,316	21,644,182	26,121,160	21,075,847

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net Loss	$(1,038,072)	$(2,866,996)	$(21,702,040)	$(8,781,862)

Unrealized gain (loss) on available-for-sale securities	11,740	(6,983)	(7,843)	13,385

Comprehensive Loss	$(1,026,332)	$(2,873,979)	$(21,709,883)	$(8,768,477)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(21,702,040)	$(8,781,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	31,200	97,649
Depreciation and amortization	30,963	24,123
Amortization of premiums and discounts on marketable securities, net	40,578	21,535
Stock-based compensation	790,006	1,063,589
Amortization of deferred research and development arrangement	(56,250)	(56,250)
Unrealized loss (gain) on fair value of warrants	9,047,831	(3,941,682)
Financing expense	333,050	313,090
Amortization of deferred lease incentive	(9,333)	(9,333)
Deferred lease expenses	(8,314)	(8,787)
Changes in assets and liabilities:
Prepaid expenses and other assets	(669,087)	419,765
Accounts payable and accrued expenses	456,277	(875,574)
Net Cash Used in Operating Activities	(11,715,119)	(11,733,737)
Cash Flows from Investing Activities:
Purchase of equipment	(21,369)	(8,263)
Purchase of marketable securities	(15,008,660)	(8,747,423)
Redemption of marketable securities	8,720,000	8,560,000
Net Cash Used in Investing Activities	(6,310,029)	(195,686)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	9,241,271	10,122,223
Proceeds from exercise of stock warrants	5,354,093	-
Proceeds from exercise of stock options	77,500	-
Net Cash Provided by Financing Activities	14,672,864	10,122,223
Net Decrease in Cash and Cash Equivalents	(3,352,284)	(1,807,200)
Cash and Cash Equivalents – beginning of period	11,578,473	10,199,440
Cash and Cash Equivalents - end of period	$8,226,189	$8,392,240
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$4,107,488	$4,364,110
Warrant liability extinguishment from exercise of warrants	$8,052,594	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery, development and commercialization of innovative treatments for cancer.  The Company had an accumulated deficit of $136,726,249 at September 30, 2017 and anticipates incurring losses through fiscal year 2017 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing the Company’s general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2017 and December 31, 2016 and of the results of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 have been included.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2017. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016 included in the 2016 Form 10-K.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services, and provides a revenue recognition framework in accordance with this principle.  On August 12, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date and interim periods therein.  The Company expects to adopt this standard for the annual reporting period beginning January 1, 2018.   As the Company currently does not have revenue, contracts the Company does not expect the adoption of this standard to have a material impact on the operating results of the Company.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$3,230,566	$-	$(1,983)	$3,228,583
Corporate Bonds	11,760,745	142	(12,124)	11,748,763
Total Marketable Securities	$14,991,311	$142	$(14,107)	$14,977,346

	December 31, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of Deposit	$720,000	$197	$-	$720,197
Commercial Paper	3,987,424	-	(1,684)	3,985,740
Corporate Bonds	4,035,805	-	(4,635)	4,031,170
Total Marketable Securities	$8,743,229	$197	$(6,319)	$8,737,107

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of September 30, 2017, the Company had three investments of commercial paper with an aggregate fair value of $3,228,583 and unrealized losses of $1,983, and 11 corporate bonds with an aggregate fair value of $11,249,968 and unrealized losses of $12,124 all of which have been unrealized losses for less than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature, does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

The amortized cost basis and fair value of marketable securities by contractual maturity are:

Maturity	Cost Basis	Fair Value
Less than 1 year	$11,963,973	$11,955,906
1 to 5 years	3,027,338	3,021,440
Total Marketable Securities	$14,991,311	$14,977,346

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	September 30, 2017	December 31, 2016

Deposits on contracts	$611,550	$179,476
Prepaid expenses and other current assets	666,054	429,041

	$1,277,604	$608,517

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	September 30, 2017	December 31, 2016

Furniture and fixtures	$78,794	$78,794
Office and computer equipment	121,817	113,932
Lab equipment	445,134	431,650
Leasehold improvements	133,762	133,762

Total equipment	779,507	758,138
Less: Accumulated depreciation and amortization	(700,451)	(669,488)

Net carrying amount	$79,056	$88,650

6.	Accounts Payable and Accrued Expenses

	September 30, 2017	December 31, 2016

Trade payables	$462,602	$430,013
Accrued expenses	142,270	141,190
Accrued research and development contract costs	1,163,545	499,889
Payroll liabilities	570,360	811,408

	$2,338,777	$1,882,500

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

The Company is using 20 years as its basis for recognition and accordingly, research and development expenses were reduced by $18,750 for each of the three month periods ended September 30, 2017 and 2016 and $56,250 for each of the nine month periods ended September 30, 2017 and 2016.  The remaining $393,750 and $450,000 to be amortized at September 30, 2017 and December 31, 2016, respectively, is reflected as a deferred research and development arrangement on the balance sheet.  The payment from Rexgene is being used in the cooperative funding of the costs of development of Archexin. Royalties of 3% of net sales of licensed products will become payable by Rexgene to the Company on a quarterly basis once commercial sales of Archexin begin in Asia.  The product is still under development and commercial sales in Asia are not expected to begin until at least 2018.

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

The following table sets forth the cumulative deferred lease incentive:

	September 30, 2017	December 31, 2016

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(132,884)	(123,551)

Balance	$21,776	$31,109

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $39,781 and $48,095 as of September 30, 2017 and December 31, 2016, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of September 30, 2017 and December 31, 2016, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 7,166,209 and 7,142,728 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred during the nine months ended September 30, 2017:

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

Warrant Exercises

During the nine months ended September 30, 2017, warrant holders exercised warrants to purchase shares of the Company’s common stock for cash of $5,354,093 and the Company issued 1,652,623 shares.

Stock Option Exercises

During the nine months ended September 30, 2017, a stock option holder exercised options to purchase shares of the Company’s common stock for cash of $77,500 and the Company issued 25,000 shares.

Compensatory Shares

During the nine months ended September 30, 2017, the Company issued 15,000 shares to a privately held investor relations firm in exchange for investor relations services.  The aggregate market value of the stock issued was $31,200.

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

As of September 30, 2017, the Company had 1,830,443 options to purchase common stock and 47,300 restricted stock units (“RSUs”) outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  The Company initially reserved 1,700,000 shares of common stock for issuance pursuant to the 2013 Plan, and on April 11, 2017, the Company’s shareholders approved an increase of 1,700,000 shares of common stock reserved for issuance pursuant to the 2013 Plan. As of September 30, 2017, there were 1,483,443 options and 47,300 RSUs outstanding under the 2013 Plan, and 1,868,507 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of September 30, 2017, there were 335,000 options outstanding under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 12,000 shares of the Company’s common stock.  These were the only Company stock options outstanding as of September 30, 2017, that were not issued pursuant to the 2013 Plan or the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Statement of operations line item:
General and administrative	$184,914	$232,951	$580,812	$673,064
Research and development	42,700	136,451	209,194	390,525

Total	$227,614	$369,402	$790,006	$1,063,589

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 483,260 stock options granted at exercise prices ranging from $1.84 to $6.18 with an aggregate fair value of $738,937 during the nine months ended September 30, 2017.  There were  587,637 stock options granted at exercise prices ranging from $2.60 to $3.70 with an aggregate fair value of $1,150,513 during the nine months ended September 30, 2016.

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

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2017	2016
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	69-79%	31-75%
Risk free interest rate	1.8-2.0%	0.8 -1.4%
Expected term (in years)	5.5-6 years	2-6 years

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	1,690,037	$6.20	7.3 years	$-
Granted	483,260	$2.37
Exercised	(25,000)	$3.10
Expired	(15,000)	$16.07
Cancelled	(302,854)	$5.00

Outstanding, September 30, 2017	1,830,443	$5.35	7.4 years	$194,644
Exercisable, September 30, 2017	1,068,630	$6.60	6.3 years	$-

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The total intrinsic value of options exercised was $97,872 for the nine months ended September 30, 2017.  There were no stock options exercised during the three months ended September 30, 2017 or the three and nine months ended September 30, 2016.  The weighted average fair value of the options granted was $1.53 and $1.96 for the nine months ended September 30, 2017 and 2016, respectively.

A summary of the Company’s unvested options as of September 30, 2017 and changes during the nine months ended September 30, 2017 is presented below:

	2017
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2017	897,123	$3.21
Granted	483,260	$1.53
Vested	(458,968)	$3.12
Cancelled	(159,602)	$2.27

Unvested at September 30, 2017	761,813	$2.41

As of September 30, 2017 there was $1,487,756 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.6 years.

Summary of Restricted Stock Unit Transactions

The Company began granting RSUs to employees in 2017.  There were 62,300 RSUs granted with an aggregate fair value of $114,632 during the nine months ended September 30, 2017.  The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	-	$-
Granted	62,300	$1.84
Vested and Released	-	$-
Cancelled	(15,000)	$1.84

Outstanding, September 30, 2017	47,300	$1.84

As of September 30, 2017, there was $72,824 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 3.4 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of September 30, 2017, warrants to purchase up to 5,288,466 shares were outstanding, having exercise prices ranging from $3.00 to $12.80 and expiration dates ranging from December 4, 2017 to December 12, 2022.

	2017		2016
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	5,452,691	$4.92	2,649,199	$7.97
Issued during the period	1,696,970	$4.01	3,194,000	$3.47
Exercised during the period	(1,861,195)	$3.51	-	$-
Expired during the period	-	$-	(390,508)	$13.72

Balance, September 30	5,288,466	$5.13	5,452,691	$4.92

At September 30, 2017 the weighted average remaining contractual life of the outstanding warrants was 3.8 years.

The warrants issued to investors in the December 2012, November 2015, March 2016 and September 2016 offerings contain a provision for net cash settlement in the event of a fundamental transaction (contractually defined to include a merger, sale of substantially all assets, tender offer or share exchange).  Pursuant to the November 2015, March 2016, and September 2016 warrants, if fundamental transaction occurs, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  The option is available to holders of the December 2012 warrants only if the consideration issued in the fundamental transaction consists of cash or stock in a non-public company.  Due to these contingent redemption provisions, the warrants require liability classification in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and are recorded at fair value.   The June 2017 warrants contain a provision that allows the holder to opt for cash settlement in a fundamental transaction that was approved by, or required to be approved by, the board of directors of the Company. All of the Company’s outstanding warrants provide the holder the option as to the type of consideration received if the holders of common stock receive an option as to their consideration. In addition, all of the Company’s outstanding warrants contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

ASC 820, “Fair Value Measurements and Disclosures,” provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition.  Fair values for warrants were determined using the Binomial Lattice (“Lattice”) valuation technique. The Lattice model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Lattice model to project outcomes along specific paths that consider volatilities and risk free rates that would be more likely in an early exercise scenario.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2017	December 31, 2016
December 2012 Investor Warrants	$10	$49
July 2013 Investor Warrants	57,422	2,060
October 2013 Investor Warrants	106,316	3,708
January 2014 Investor Warrants	125,862	714
November 2015 Investor Warrants	1,564,850	260,500
November 2015 Placement Agent Warrants	3,882	13,542
March 2016 Investor Warrants	862,700	358,945
March 2016 Placement Agent Warrants	-	21,320
September 2016 Investor Warrants	1,289,457	854,640
September 2016 Placement Agent Warrants	-	57,888
June 2017 Investor Warrants	2,395,683	-
June 2017 Placement Agent Warrants	269,909	-
Total:	$6,676,091	$1,573,366

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	September 30, 2017	December 31, 2016
December 2012 Investor Warrants	17,430	17,430
July 2013 Investor Warrants	200,000	200,000
October 2013 Investor Warrants	231,732	231,732
January 2014 Investor Warrants	476,193	476,193
November 2015 Investor Warrants	1,250,001	1,250,001
November 2015 Placement Agent Warrants	3,334	83,335
March 2016 Investor Warrants	607,806	1,171,875
March 2016 Placement Agent Warrants	-	78,125
September 2016 Investor Warrants	805,000	1,800,000
September 2016 Placement Agent Warrants	-	144,000
June 2017 Investor Warrants	1,515,152	-
June 2017 Placement Agent Warrants	181,818	-
Total:	5,288,466	5,452,691

The assumptions used in calculating the fair values of the warrants are as follows:

	September 30, 2017	December 31, 2016
Trading market prices	$2.42	$1.40
Estimated future volatility	104%	104%
Dividend	-	-
Estimated future risk-free rate	1.06-2.25%	1.06-2.44%
Equivalent volatility	56-109%	51-60%
Equivalent risk-free rate	0.72-1.52%	0.59-1.25%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Expired Warrants	$-	$-	$-	$2,590
December 2012 Investor Warrants	7,306	2,212	39	9,490
July 2013 Investor Warrants	125,686	22,040	(55,362)	115,940
October 2013 Investor Warrants	135,683	30,264	(102,608)	159,871
January 2014 Investor Warrants	177,900	12,190	(125,148)	129,905
November 2015 Investor Warrants	797,688	409,125	(1,304,350)	1,613,750
November 2015 Placement Agent Warrants	1,691	24,683	(366,694)	104,842
March 2016 Investor Warrants	356,472	425,625	(2,873,309)	1,677,891
March 2016 Placement Agent Warrants	-	26,283	(351,899)	112,188
September 2016 Investor Warrants	506,353	12,780	(4,807,246)	12,780
September 2016 Placement Agent Warrants	-	2,435	(503,150)	2,435
June 2017 Investor Warrants	894,076	-	1,277,485	-
June 2017 Placement Agent Warrants	117,645	-	164,411	-
Total:	$3,120,500	$967,637	$(9,047,831)	$3,941,682

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2017 and 2016 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2017 and December 31, 2016, the Company had unused net operating loss carry-forwards of approximately $123,515,000 and $111,605,000 respectively, which expire at various dates through 2037.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2017 and December 31, 2016, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	September 30, 2017	December 31, 2016

Net Operating Loss Carryforwards	$48,171,000	$43,526,000
Stock Compensation Expense	1,947,000	1,968,000
Book tax differences on assets and liabilities	425,000	547,000
Valuation Allowance	(50,543,000)	(46,041,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2014 through 2016 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2017, the total estimated cost to complete these agreements was approximately $10,750,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of September 30, 2017, the milestone has not occurred.

c)	Office Space Lease

On June 5, 2009, the Company entered into a commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The lease was amended on June 7, 2013 to extend the term until June 30, 2019.

On July 26, 2014 the lease was amended to add 1,727 square feet of office space for a term beginning on September 1, 2014 and ending on August 31, 2015, which was subsequently renewed through June 30, 2019. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Rent paid under the Company’s lease during the three months ended September 30, 2017 and 2016 was $52,172 and $51,823, respectively, and rent paid during the nine months ended September 30, 2017 and 2016 was $153,968 and 154,426, respectively.

Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three months ended September 30, 2017 and 2016 was $16,244 and $15,771, respectively, and rent paid during the nine months ended September 30, 2017 and 2016 was $47,787 and $46,395, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining three months ending December 31:	2017	$68,943
For the year ending December 31:	2018	279,274
	2019	176,080
	2020	34,468

	Total	$558,765

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $31,453 and $29,114 for the three months ended September 30, 2017 and 2016, respectively, and $102,536 and $92,203 for the nine months ended September 30, 2017 and 2016, respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  RX-21101 is the Company’s first drug candidate utilizing this platform.  The agreement requires the Company to make payments to the University of Maryland if RX-21101 or any products from the licensed delivery platform achieve development milestones.  As of September 30, 2017, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.  As of September 30, 2017, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at September 30, 2017 and December 31, 2016.

de
Fair Value Measurements at September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	3,228,583	-	3,228,583	-
Corporate Bonds	11,748,763	-	11,748,763	-
Total Assets:	$14,977,346	$-	$14,977,346	$-

Liabilities:
Warrant Liabilities	$6,676,091	$-	$-	$6,676,091

Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Certificates of Deposit	$720,197	$-	$720,197	$-
Commercial Paper	3,985,740	-	3,985,740	-
Corporate Bonds	4,031,170	-	4,031,170	-
Total Assets:	$8,737,107	$-	$8,737,107	$-

Liabilities:
Warrant Liabilities	$1,573,366	$-	$-	$1,573,366

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

The following table sets forth a reconciliation of changes for the nine months ended September 30, 2017 and 2016 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2017	$1,573,366
Additions	4,107,488
Unrealized losses, net	9,047,831
Transfers out of level 3	(8,052,594)
Balance at September 30, 2017	$6,676,091

Warrant Liabilities
Balance at January 1, 2016	$2,739,163
Additions	4,364,110
Unrealized gains, net	(3,941,682)
Transfers out of level 3	-
Balance at September 30, 2016	$3,161,591

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

16.	Subsequent Events

On October 17, 2017 the Company closed a registered direct public offering of 3,265,309 shares of common stock and warrants to purchase up to 1,632,654 shares of common stock.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase 0.5 shares of common stock, at a price of $2.45 per unit, with an exercise price for the warrants of $2.85 per share.  The total gross proceeds of the offering were $8,000,007.  The warrants issued will become exercisable beginning six months after the closing date, and will remain exercisable until the five-year anniversary of the initial exercise date.  The Company also issued warrants to purchase up to 195,919 shares of the Company’s common stock, at an exercise price of $3.06 per share, to designees of the placement agent in the offering.

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

•
RX-3117 is a small molecule nucleoside compound that we believe has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer. RX-3117 is being evaluated as monotherapy in a multi-center Phase IIa clinical trial in metastatic pancreatic cancer in patients who are refractory to, or have relapsed after, multiple prior rounds of chemotherapy.  We are also planning to evaluate RX-3117 in combination with Abraxane® (nab-paclitaxel) as first line treatment in patients who are newly-diagnosed with metastatic pancreatic cancer and have not had prior cytotoxic treatment.  In 2016, we commenced enrollment in another Phase IIa trial in patients with locally advanced or metastatic bladder cancer.  This Phase IIa clinical trial is a multi-center open label, single agent study of RX-3117 being conducted at 10 clinical centers in the United States.  RX-3117 has received orphan drug designation from the U.S. Food and Drug Administration (the “FDA”) for pancreatic cancer.  Orphan drug designation in the United States provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug generally receives seven years of exclusivity after approval for a designated use, during which period the FDA generally cannot approve another product with the same active moiety for the same indication.  Rexahn has also received a positive opinion from the European Medicines Agency recommending orphan drug designation in pancreatic cancer.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and September 30, 2016

Total Revenues

We had no revenues for the three and nine months ended September 30, 2017 or 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $155,000, or 10.9%, to $1,574,000 for the three months ended September 30, 2017 from $1,419,000 for the three months ended September 30, 2016.  General and administrative expenses increased approximately $515,000, or 11.4%, to $5,005,000 for the nine months ended September 30, 2017 from $4,490,000 for the nine months ended September 30, 2016.  The increases were primarily attributable to higher personnel costs and professional fees in 2017.

Research and Development Expenses

Research and development expenses increased approximately $346,000, or 15.1%, to $2,645,000 for the three months ended September 30, 2017, from $2,299,000 for the three months ended September 30, 2016.  Research and development expenses decreased approximately $552,000, or 6.9%, to $7,452,000 for the nine months ended September 30, 2017, from $8,004,000 for the nine months ended September 30, 2016.  In both the three and nine-month periods ended September 30, 2017, we experienced increased clinical trial costs compared to the prior year periods, partially offset by a decrease in personnel expenses.  In the three-month period ended September 30, 2017, a new drug manufacturing campaign that began in the third quarter together with the increased clinical trial costs contributed to the overall increase in research and development expenses in the period.  Conversely, the increased clinical trial costs in the nine-month period ended September 30, 2017 were more than offset by lower drug manufacturing costs as a result of supplies that were available from earlier manufacturing campaigns.  During the nine months ended September 30, 2017, we incurred approximately $1,324,000 of drug manufacturing costs, primarily as a result of the drug manufacturing campaign that began in the third quarter, compared to approximately $2,325,000 during the nine months ended September 30, 2016, primarily from large manufacturing campaigns in the early months of 2016.  Because the volume and timing of our drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities.  We expect research and development expenses to increase in the remaining quarter of 2017 compared to the quarter ended September 30, 2017 due to continued patient enrollment in our clinical trials and new manufacturing campaigns.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Clinical Candidates:
RX-3117	$1,245,500	$510,000	$3,134,000	$1,944,700
Supinoxin	492,000	513,300	1,189,800	1,842,700
Archexin	123,200	337,600	422,000	1,421,200

Preclinical, Personnel and Overhead	784,299	937,685	2,705,856	2,795,593

Total Research and Development Expenses	$2,644,999	$2,298,585	$7,451,656	$8,004,193

Interest Income

Interest income increased approximately $35,000 and $51,000 or 132.4% and $61.3%, respectively for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  The increases were primarily attributable to higher aggregate balances of cash and cash equivalents and marketable securities and higher interest rates on marketable securities for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended September 30, 2017 and 2016, we recorded unrealized gains on the fair value of our warrants of approximately $3,121,000 and $968,000.  During the nine months ended September 30, 2017, we recorded unrealized (losses) gains on the fair value of warrants of approximately ($9,048,000) and $3,942,000 respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gain for the three months ended September 30, 2017 primarily resulted from a decrease in the stock price of the underlying common stock at September 30, 2017 compared to June 30, 2017.  The large unrealized loss for the nine months ended September 30, 2017 primarily resulted from a significant increase in the stock price of the underlying common stock at September 30, 2017 compared to December 31, 2016.  An increase in volatility of the common stock during that period and the large number of outstanding warrants also had an impact on the large unrealized loss for the nine months ended September 30, 2017.

Financing Expense

We incurred approximately $333,000 and $313,000 of financing expenses during the nine months ended September 30, 2017, and 2016, respectively related to our registered direct offerings in June 2017, September 2016 and March 2016.  We incurred approximately $143,000 of financing expenses during the three months ended September 30, 2016, related to our registered direct offering in September 2016.  We did not incur financing expenses during the three months ended September 30, 2017.

Net Loss

As a result of the above, net loss for the three and nine months ended September 30, 2017 was approximately $1,038,000 and $21,702,000, or $0.04 and $0.83 per share, respectively, compared to approximately $2,867,000 and $8,782,000, or $0.13 and $0.42 per share, respectively, for the three and nine months ended September 30, 2016.  As previously discussed, included in the net loss for the three and nine months ended September 30, 2017 are non-cash charges of approximately $3,121,000 and ($9,048,000) in unrealized gains (losses) on the fair value of warrants, compared to unrealized gains of $968,000 and $3,942,000 for the three and nine months ended September 30, 2016.

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

Expenses related to RX-3117 increased during the three and nine months ended September 30, 2017 compared to the same period in 2016 due to increased clinical trial and patient enrollments resulting from the progression of our pancreatic and bladder cancer clinical trials, as well as manufacturing costs for new campaigns. We expect that expenses related to RX-3117 will increase in the remainder of 2017 compared to the three and nine months ended September 30, 2017 due to patient enrollment costs, continued manufacturing costs for new campaigns, and the commencement of a combination Phase IIa clinical trial with Abraxane in pancreatic cancer.

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

Expenses related to Supinoxin decreased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.  The decrease is primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available from earlier manufacturing campaigns.  However, we expect that expenses related to Supinoxin will increase in the remainder of 2017 compared to the three and nine months ended September 30, 2017 due to patient enrollment costs associated with our Phase IIa trial in patients with metastatic TNBC and new manufacturing campaigns.

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

Expenses related to Archexin decreased during the three and nine months ended September 30, 2017 compared to the same periods in 2016.  The decrease is primarily attributable to decreased manufacturing costs due to a significant supply of drug product already available.  We expect that expenses related to Archexin will remain flat for the remainder of 2017 compared to the three and nine months ended September 30, 2017 as we continue the ongoing Archexin clinical trial.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily as a result of increased research activities.  We expect that expenses related to our pre-clinical pipeline, including RX-21101, will remain flat for the remainder of 2017 compared to the three and nine months ended September 30, 2017 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was approximately $11,715,000 for the nine months ended September 30, 2017.  The operating cash flows during the nine months ended September 30, 2017 reflect a net loss of $21,702,000, offset by an unrealized loss on the fair value of warrants of $9,048,000 and a net increase of cash components of working capital and non-cash charges totaling $939,000.  Cash used in operating activities was approximately $11,734,000 for the nine months ended September 30, 2016.  The operating cash flows during the nine months ended September 30, 2016 reflect our net loss of $8,782,000, an unrealized gain on the fair value of warrants of 3,942,000 and a net increase of cash components of working capital and other non-cash charges totaling $990,000.

Cash used in investing activities was approximately $6,310,000 for the nine months ended September 30, 2017, which consisted of $15,009,000 and $21,000 for the purchases of marketable securities and equipment, respectively, offset by $8,720,000 from the redemption of marketable securities. Cash used in investing activities was approximately $196,000 for the nine months ended September 30, 2016, which consisted of $8,748,000 and $8,000 for the purchases of marketable securities and equipment, respectively offset by $8,560,000 from the redemption of marketable securities.

Cash provided by financing activities was approximately $14,673,000 for the nine months ended September 30, 2017, which consisted of net proceeds of $9,241,000 from our registered direct public offering in June 2017 and $5,354,000 and $78,000 from the exercise of stock warrants and options, respectively.  Cash provided by financing activities was approximately $10,122,000 for the nine months ended September 30, 2016, which consisted of net proceeds from our registered direct public offerings in March 2016 and September 2016.

After September 30, 2017, on October 17, 2017, we closed a registered direct public offering of 3,265,309 shares of common stock and warrants to purchase up to 1,632,654 shares of common stock, resulting in gross proceeds to us of approximately $8,000,000.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2016 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of September 30, 2017, the total estimated cost to complete our contracts with vendors for research and development services was approximately $10,750,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to a consulting agreement, we issued 7,500 shares of common stock during the three months ended September 30, 2017 to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 6.	Exhibits.

Exhibit No.	Description
4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017, is incorporated herein by reference.

10.1
Form of Securities Purchase Agreement, dated as of October 13, 2017, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13 2017, is incorporated herein by reference.

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: November 3, 2017		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Tae Heum Jeong
Date: November 3, 2017		Tae Heum Jeong
Chief Financial Officer and Secretary (principal financial and accounting officer)