Form 10-Q
period 2018-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2018-05-04
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,744,439 shares as of May 4, 2018.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1. Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$6,298,296	$8,899,154
Marketable securities	14,884,544	17,931,941
Prepaid expenses and other current assets	1,231,265	1,304,541
Total Current Assets	22,414,105	28,135,636
Security Deposits	30,785	30,785
Equipment, Net	109,380	121,460
Total Assets	$22,554,270	$28,287,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,049,021	$3,233,926

Deferred Research and Development Arrangement	-	375,000

Other Liabilities	48,150	56,724

Warrant Liabilities	4,487,139	7,853,635

Total Liabilities	7,584,310	11,519,285
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 authorized shares, 31,744,439 and 31,725,114 issued and outstanding	3,174	3,173
Additional paid-in capital	157,449,747	157,141,021
Accumulated other comprehensive loss	(89,376)	(56,886)
Accumulated deficit	(142,393,585)	(140,318,712)

Total Stockholders’ Equity	14,969,960	16,768,596

Total Liabilities and Stockholders’ Equity	$22,554,270	$28,287,881

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:	$-	$-

Expenses:
General and administrative	1,827,322	1,690,846
Research and development	4,058,533	2,262,395

Total Expenses	5,885,855	3,953,241

Loss from Operations	(5,885,855)	(3,953,241)

Other Income (Expense)
Interest income	75,736	31,797
Other income	368,750	-
Unrealized gain (loss) on fair value of warrants	3,366,496	(17,689,580)
Total Other Income (Expense)	3,810,982	(17,657,783)

Net Loss Before Provision for Income Taxes	(2,074,873)	(21,611,024)
Provision for income taxes	-	-
Net Loss	$(2,074,873)	$(21,611,024)

Net loss per share, basic and diluted	$(0.07)	$(0.91)

Weighted average number of shares outstanding, basic and diluted	31,731,485	23,851,734

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net Loss	$(2,074,873)	$(21,611,024)

Unrealized loss on available-for-sale securities	(32,490)	(204)

Comprehensive Loss	$(2,107,363)	$(21,611,228)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,074,873)	$(21,611,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	12,150	12,750
Depreciation and amortization	14,600	8,927
Amortization of premiums and discounts on marketable securities, net	14,907	5,773
Stock-based compensation	296,577	274,327
Amortization and termination of deferred research and development arrangement	(375,000)	(18,750)
Unrealized (gain) loss on fair value of warrants	(3,366,496)	17,689,580
Amortization of deferred lease incentive	(3,111)	(3,111)
Deferred lease expenses	(5,463)	(3,585)
Changes in assets and liabilities:
Prepaid expenses and other assets	73,276	(356,608)
Accounts payable and accrued expenses	(184,905)	(167,014)
Net Cash Used in Operating Activities	(5,598,338)	(4,168,735)
Cash Flows from Investing Activities:
Purchase of equipment	(2,520)	(3,965)
Purchase of marketable securities	-	(2,005,700)
Redemption of marketable securities	3,000,000	2,720,000
Net Cash Provided by Investing Activities	2,997,480	710,335
Cash Flows from Financing Activities:
Proceeds from exercise of stock warrants	-	2,366,106
Net Cash Provided by Financing Activities	-	2,366,106
Net Decrease in Cash and Cash Equivalents	(2,600,858)	(1,092,294)
Cash and Cash Equivalents – beginning of period	8,899,154	11,578,473
Cash and Cash Equivalents - end of period	$6,298,296	$10,486,179
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrant liability extinguishment from exercise of warrants	$-	$3,029,115
Stock subscription receivable from warrants exercised	$-	$30,000

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery and development of innovative treatments for cancer.  The Company had an accumulated deficit of $142,393,585 at March 31, 2018 and anticipates incurring losses through fiscal year 2018 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing the Company’s general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2018 and December 31, 2017 and of the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2018 and 2017 have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2018. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K.

On May 5, 2017, the Company effected a one-for-ten reverse stock split of the outstanding shares of the Company’s common stock, together with a corresponding proportional reduction in the number of authorized shares of the Company’s capital stock.  All share information included in the accompanying condensed financial statements have been retroactively restated to give effect to the reverse stock split.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services and provides a revenue recognition framework in accordance with this principle.  On August 12, 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date and interim periods therein.  The Company adopted this guidance for the quarterly reporting period  ended March 31, 2018, using the modified retrospective method.  As the Company does not have revenue contracts, the adoption of this guidance did not have a material impact on the operating results of the Company, there were no significant changes to disclosures, and there was no cumulative adjustment to the opening balance of retained earnings as of January 1, 2018.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$1,247,021	$-	$(1,758)	$1,245,263
Corporate Bonds	13,726,899	-	(87,618)	13,639,281
Total Marketable Securities	$14,973,920	$-	$(89,376)	$14,884,544

	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	3,241,005	-	(2,505)	3,238,500
Corporate Bonds	14,747,822	-	(54,381)	14,693,441
Total Marketable Securities	$17,988,827	$-	$(56,886)	$17,931,941

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of March 31, 2018, the Company had one investment of commercial paper with an aggregate fair value of $1,245,263 and unrealized losses of $1,758, and 14 corporate bonds with an aggregate fair value of $13,639,281 and unrealized losses of $87,618 all of which have been unrealized losses for less than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature, does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

The amortized cost basis and fair value of marketable securities by contractual maturity are:

Maturity	Cost Basis	Fair Value
Less than 1 year	$11,978,760	$11,921,344
1 to 5 years	2,995,160	2,963,200
Total Marketable Securities	$14,973,920	$14,884,544

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	March 31, 2018	December 31, 2017

Deposits on contracts	$739,622	$793,940
Prepaid expenses and other current assets	491,643	510,601

	$1,231,265	$1,304,541

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	March 31, 2018	December 31, 2017

Furniture and fixtures	$82,686	$82,686
Office and computer equipment	125,303	171,724
Lab equipment	445,134	445,134
Leasehold improvements	131,762	133,762

Total equipment	784,885	833,306
Less: Accumulated depreciation and amortization	(675,505)	(711,846)

Net carrying amount	$109,380	$121,460

6.	Accounts Payable and Accrued Expenses

	March 31, 2018	December 31, 2017

Trade payables	$1,278,209	$895,638
Accrued expenses	53,375	95,416
Accrued research and development contract costs	1,421,705	1,435,109
Payroll liabilities	295,732	807,763

	$3,049,021	$3,233,926

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

7.	Deferred Research and Development Arrangement

Rexgene Biotech Co., Ltd.

In 2003, the Company entered into a collaborative research agreement with Rexgene Biotech Co., Ltd. (“Rexgene”), a stockholder.  Rexgene agreed to assist the Company with the research, development and clinical trials necessary for registration of the Company’s drug candidate RX-0201 (Archexin®) in Asia.  In accordance with the agreement, Rexgene paid the Company a one-time fee of $1,500,000 in 2003.  The agreement provided that it would expire upon the later of (i) 20 years after the date of the agreement or (ii) the expiration of the patents relating to RX-0201.  The amortization reduced research and development expenses for the periods presented.  The payment from Rexgene was used in the cooperative funding of the costs of development of RX-0201.

On February 5, 2018, the Company and NEXT BT Co. Ltd., (“Next BT”) the successor in interest to Rexgene, terminated the agreement. In exchange for Next BT terminating its rights to RX-0201 in Asia, the Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to the licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  Upon termination of the agreement, the unamortized deferred research and development arrangement liability of $368,750 was eliminated and recognized as other income.

The Company historically used 20 years as its basis for recognition and accordingly, for the three months ended March 31, 2018, research and development expenses were reduced by $6,250 for the period beginning January 1, 2018 up to the agreement’s termination.  For the three months ended March 31, 2017, $18,750 was reduced from research and development expenses.

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

The following table sets forth the cumulative deferred lease incentive:

	March 31, 2018	December 31, 2017

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(139,106)	(135,995)

Balance	$15,554	$18,665

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $32,596 and $38,059 as of March 31, 2018 and December 31, 2017, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of March 31, 2018 and December 31, 2017, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 9,650,654 and 8,961,140 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred during the three months ended March 31, 2018:

Compensatory Shares

During the three months ended March 31, 2018, the Company issued 7,500 shares to a privately held investor relations firm in exchange for investor relations services.  The aggregate market value of the stock issued was $12,150.

Restricted Stock Units

During the three months ended March 31, 2018, the Company issued 11,825 shares resulting from the vesting of restricted stock units (“RSUs”).

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of March 31, 2018, the Company had 2,515,570 options to purchase common stock and 35,475 RSUs outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company. At the Company’s Annual Meeting held on June 9, 2016, the Company’s shareholders voted to approve an amendment and restatement of the 2013 Plan, including to provide for awards of restricted stock and restricted stock units.   The Company initially reserved 1,700,000 shares of common stock for issuance pursuant to the 2013 Plan, and on April 11, 2017, the Company’s shareholders approved an increase of 1,700,000 shares of common stock reserved for issuance pursuant to the 2013 Plan. As of March 31, 2018, there were 2,178,570 options and 35,475 RSUs outstanding under the 2013 Plan, and 1,173,380 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of March 31, 2018, there were 325,000 options outstanding under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 12,000 shares of the Company’s common stock.  These were the only Company stock options outstanding as of March 31, 2018 that were not issued pursuant to the 2013 Plan or the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended March 31,
	2018	2017
Statement of operations line item:
General and administrative	$216,415	$188,311
Research and development	80,162	86,016

Total	$296,577	$274,327

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 701,339 stock options granted at exercise prices ranging from $1.78 to $2.29 with an aggregate fair value of $945,202 during the three months ended March 31, 2018.  There were  338,260 stock options granted at exercise prices ranging from $1.84 to $2.58 with an aggregate fair value of $395,156 during the three months ended March 31, 2017.

For the majority of the grants to employees, the vesting period is 25% on the first anniversary of the grant date and, thereafter, one thirty-sixth of the remaining option vests in equal installments on the first business day of each month until fully vested.  Options generally expire ten years from the date of grant. For the majority of grants to non-employee consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company took into consideration guidance under ASC 718, “Compensation-Stock Compensation,” and Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of the Company’s stock.  The expected term is based upon the simplified method as allowed under SAB 107.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31,
	2018	2017
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	69-72%	69-70%
Risk-free interest rate	2.3-2.7%	1.9-2.0%
Expected term (in years)	6 years	6 years

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,814,231	$5.33	7.1 years	$53,883
Granted	701,339	$2.08
Exercised	-	$-
Expired	-	$-
Cancelled	-	$-

Outstanding, March 31, 2018	2,515,570	$4.42	7.7 years	$-
Exercisable, March 31, 2018	1,230,897	$6.18	6.2 years	$-

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

There were no stock options exercised during the three months ended March 31, 2018 and 2017. The weighted average fair value of the options granted was $1.35 and $1.17 for the three months ended March 31, 2018 and 2017, respectively.

A summary of the Company’s unvested options as of March 31, 2018 and changes during the three months ended March 31, 2018 is presented below:

	2018
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2018	727,543	$2.39
Granted	701,339	$1.35
Vested	(144,209)	$2.56
Cancelled	-	$-

Unvested at March 31, 2018	1,284,673	$1.81

As of March 31, 2018, there was $1,887,486 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 3.0 years.

Summary of Restricted Stock Unit Transactions

The Company began granting RSUs to employees in 2017.  The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the three months ended March 31, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	47,300	$1.84
Granted	-	$-
Vested and Released	(11,825)	$1.84
Cancelled	-	$-

Outstanding, March 31, 2018	35,475	$1.84

As of March 31, 2018, there was $62,168 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 2.9 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of March 31, 2018, warrants to purchase up to 7,099,609 shares were outstanding, having exercise prices ranging from $2.85 to $12.80 and expiration dates ranging from July 26, 2018 to April 17, 2023.

	2018		2017

	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	7,099,609	$4.55	5,452,691	$4.92
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	(845,930)	$3.36
Expired during the period	-	$-	-	$-

Balance, March 31	7,099,609	$4.55	4,606,761	$5.21

At March 31, 2018, the weighted average remaining contractual life of the outstanding warrants was 3.8 years.

The warrants issued to investors in the November 2015, March 2016 and September 2016 offerings contain a provision for net cash settlement in the event of a fundamental transaction (contractually defined to include a merger, sale of substantially all assets, tender offer or share exchange).  Pursuant to the November 2015, March 2016, and September 2016 warrants, if fundamental transaction occurs, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  The June 2017 and October 2017 warrants contain a provision that allows the holder to opt for cash settlement in a fundamental transaction that was approved by, or required to be approved by, the board of directors of the Company. All of the Company’s outstanding warrants provide the holder the option as to the type of consideration received if the holders of common stock receive an option as to their consideration. In addition, all of the Company’s outstanding warrants contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:
	Fair Value as of:
Warrant Issuance:	March 31, 2018	December 31, 2017
July 2013 Investor Warrants	$-	$8,762
October 2013 Investor Warrants	6	26,288
January 2014 Investor Warrants	20	29,257
November 2015 Investor Warrants	619,096	1,260,050
November 2015 Placement Agent Warrants	1,358	2,936
March 2016 Investor Warrants	370,100	697,554
September 2016 Investor Warrants	619,708	1,054,083
June 2017 Investor Warrants	1,158,693	1,981,864
June 2017 Placement Agent Warrants	124,282	221,591
October 2017 Investor Warrants	1,433,206	2,305,552
October 2017 Placement Agent Warrants	160,670	265,698
Total:	$4,487,139	$7,853,635

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	March 31, 2018	December 31, 2017
July 2013 Investor Warrants	200,000	200,000
October 2013 Investor Warrants	231,732	231,732
January 2014 Investor Warrants	476,193	476,193
November 2015 Investor Warrants	1,250,001	1,250,001
November 2015 Placement Agent Warrants	3,334	3,334
March 2016 Investor Warrants	607,806	607,806
September 2016 Investor Warrants	805,000	805,000
June 2017 Investor Warrants	1,515,152	1,515,152
June 2017 Placement Agent Warrants	181,818	181,818
October 2017 Investor Warrants	1,632,654	1,632,654
October 2017 Placement Agent Warrants	195,919	195,919
Total:	7,099,609	7,099,609

The assumptions used in calculating the fair values of the warrants are as follows:

	March 31, 2018	December 31, 2017
Trading market prices	$1.51	$2.02
Estimated future volatility	103%	104%
Dividend	-	-
Estimated future risk-free rate	2.56-2.73%	2.14-2.45%
Equivalent volatility	37-91%	85-104%
Equivalent risk-free rate	1.44-2.25%	1.30-1.89%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	For the Three Months Ended March 31,
	2018	2017
Expired and Fully Exercised Warrants	$-	$(814,903)
July 2013 Investor Warrants	8,762	(549,380)
October 2013 Investor Warrants	26,282	(677,210)
January 2014 Investor Warrants	29,237	(1,081,810)
November 2015 Investor Warrants	640,954	(4,119,750)
November 2015 Placement Agent Warrants	1,578	(271,825)
March 2016 Investor Warrants	327,454	(3,932,511)
September 2016 Investor Warrants	434,375	(6,242,191)
June 2017 Investor Warrants	823,171	-
June 2017 Placement Agent Warrants	97,309	-
October 2017 Investor Warrants	872,346	-
October 2017 Placement Agent Warrants	105,028	-
Total:	$3,366,496	$(17,689,580)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2018 and 2017 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2018 and December 31, 2017, the Company had unused net operating loss carry-forwards of approximately $133,905,000 and $127,877,000 respectively.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2018 and December 31, 2017, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31, 2018	December 31, 2017

Net Operating Loss Carryforwards	$37,493,000	$35,805,000
Stock Compensation Expense	1,541,000	1,458,000
Book tax differences on assets and liabilities	116,000	365,000
Valuation Allowance	(39,150,000)	(37,628,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2014 through 2017 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2018, the total estimated cost to complete these agreements was approximately $10,270,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of March 31, 2018, the milestone has not occurred.

c)	Office Space Lease

On June 5, 2009, the Company entered into a commercial lease agreement for 5,466 square feet of office space in Rockville, Maryland.  The lease was amended on June 7, 2013 to extend the term until June 30, 2019.

On July 26, 2014 the lease was amended to add 1,727 square feet of office space for a term beginning on September 1, 2014 and ending on August 31, 2015. The lease of additional space was subsequently renewed through June 30, 2019. Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.

Rent paid under the Company’s lease during the three months ended March 31, 2018 and 2017 was $52,699 and $50,898, respectively.

Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three months ended March 31, 2018 and 2017 was $16,244 and $15,771, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining nine months ending December 31:	2018	$210,331
For the year ending December 31:	2019	176,080
	2020	34,468

	Total	$420,879

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $35,809 and $36,477 for the three months ended March 31, 2018 and 2017, respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  As of March 31, 2018, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.  As of March 31, 2018, no development milestones have occurred.

g)
On February 5, 2018, the Company and Next BT terminated the research collaboration agreement between the Company and Rexgene. In exchange for Next BT terminating its rights to RX-0201 in Asia, the Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at March 31, 2018 and December 31, 2017.

Fair Value Measurements at March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	1,245,263	-	1,245,263	-
Corporate Bonds	13,639,281	-	13,639,281	-
Total Assets:	$14,884,544	$-	$14,884,544	$-

Liabilities:
Warrant Liabilities	$4,487,139	$-	$-	$4,487,139

Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	3,238,500	-	3,238,500	-
Corporate Bonds	14,693,441	-	14,693,441	-
Total Assets:	$17,931,941	$-	$17,931,941	$-

Liabilities:
Warrant Liabilities	$7,853,635	$-	$-	$7,853,635

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

The following table sets forth a reconciliation of changes for the three months ended March 31, 2018 and 2017 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2018	$7,853,635
Additions	-
Unrealized gains, net	(3,366,496)
Transfers out of level 3	-
Balance at March 31, 2018	$4,487,139

Warrant Liabilities
Balance at January 1, 2017	$1,573,366
Additions	-
Unrealized losses, net	17,689,580
Transfers out of level 3	(3,029,115)
Balance at March 31, 2017	$16,233,831

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

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
other risks and uncertainties, including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

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

•
RX-3117 is a novel, oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  Because UCK2 is overexpressed in multiple human tumors, but has a very limited presence in normal tissues, RX-3117 offers the potential for a targeted anti-cancer therapy with an improved efficacy and safety profile, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer.  In January 2018, we reported final data from a Phase 2a clinical trial of RX-3117 in patients with relapsed or refractory metastatic pancreatic cancer. In this trial, encouraging progression free survival and evidence of tumor shrinkage were observed in patients with metastatic pancreatic cancer that was resistant to gemcitabine and who had failed on multiple prior treatments. RX-3117 is currently the subject of a Phase 2a clinical trial in combination with Abraxane® (paclitaxel protein-bound) in patients newly diagnosed with metastatic pancreatic cancer. In February 2018 updated safety and efficacy data from the ongoing Phase 2a clinical trial of RX-3117 in advanced urothelial (bladder) cancer were reported. In this trial, encouraging progression free survival and evidence of tumor shrinkage were observed in patients with advanced bladder cancer who had failed on multiple prior treatments including immunotherapy and gemcitabine.  RX-3117 has received “orphan drug designation” from the U.S. Food and Drug Administration (“FDA”) and from the European Commission for pancreatic cancer.  Orphan drug designation in the U.S. provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug generally receives seven years of exclusivity in the U.S. after approval for a designated use, during which time, the FDA generally cannot approve another product with the same active moiety for the same indication.

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

•
RX-0201 (Archexin) is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  RX-0201 is the subject of a research and development collaboration with Zhejiang Haichang Biotechnology Co., Ltd (“Haichang”) for the development of RX-0201 to conduct certain pre-clinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatocellular carcinoma (“HCC”) and pursuant to which the parties will share any downstream licensing fees and royalties paid by third parties in connection with the further development and commercialization of RX-0201 for the treatment of HCC.  RX-0201 has received orphan drug designation from the FDA for renal cell carcinoma (“RCC”), glioblastoma, ovarian cancer, stomach cancer and pancreatic cancer.  In February 2018, in response to the changing treatment landscape for metastatic RCC over the past two years with the approval of new therapies by the FDA, we announced plans to discontinue the internally funded programs of RX-0201 and ceased enrolling patients in a Phase 2a proof-of-concept clinical trial of RX-0201 in patients with metastatic RCC.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Total Revenues

We had no revenues for the three months ended March 31, 2018 or 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $136,000, or 8.1%, to $1,827,000 for the three months ended March 31, 2018 from $1,691,000 for the three months ended March 31, 2017.  The increases were primarily attributable to higher personnel costs in 2018.

Research and Development Expenses

Research and development expenses increased approximately $1,797,000, or 79.4%, to $4,059,000 for the three months ended March 31, 2018, from $2,262,000 for the three months ended March 31, 2017.  The increase is primarily attributable to an increase in drug manufacturing costs for new campaigns that were ongoing for the three months ended March 31, 2018 but not for the corresponding period of the prior year. During the three months ended March 31, 2018, we incurred approximately $1,253,000 of drug manufacturing costs, compared to approximately $288,000 for the three months ended March 31, 2017.   The increase is also attributable to an increased clinical trial costs and patient enrollments from the advancement of our RX-3117 and RX-5902 clinical trials.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Clinical Candidates:
RX-3117	$2,111,600	$751,300
RX-5902	914,400	411,100
RX-0201	152,800	168,100

Preclinical, Personnel and Overhead	879,733	931,895

Total Research and Development Expenses	$4,058,533	$2,262,395

Interest Income

Interest income increased approximately $44,000 or 138.2% for the three months ended March 31, 2018 compared to the same period in 2017.  The increases were primarily attributable to higher aggregate balances of cash and cash equivalents and marketable securities and higher interest rates on marketable securities for the three months ended March 31, 2018 compared to the same period in 2017.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended March 31, 2018 and 2017, we recorded unrealized gains (losses) on the fair value of our warrants of approximately $3,366,000 and $(17,690,000).  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized loss for the three months ended March 31, 2017 primarily resulted from a significant increase in the stock price of the underlying common stock at March 31, 2017 compared to December 31, 2016.  An increase in volatility of the common stock during that period also had an impact on the large unrealized loss for the three months ended March 31, 2017.

Other Income

During the three months ended March 31, 2018, we recorded approximately $369,000 of other income related to the termination of our collaborative agreement with Next BT.  See Note 7, “Deferred Research and Development Arrangement,” in the Notes to Condensed Financial Statements for a discussion of the termination of this agreement.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2018 and 2017 was approximately $2,075,000 and $21,611,000, or $0.07 and $0.91 per share, respectively.  As previously discussed, included in the net loss for the three months ended March 31, 2017 are non-cash charges of approximately $17,690,000 in unrealized losses on the fair value of warrants, compared to unrealized gains of $3,366,000 for the three months ended March 31, 2018.

Research and Development Projects

Research and development costs are expensed as incurred.  These costs consist primarily of salaries and related personnel costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations (“CROs”), hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Costs incurred in obtaining the license rights to technology in the research and development stage that have no alternative future uses are expensed as incurred.  Our research and development programs are related to our oncology drug candidates.  As we expand our clinical studies, we expect to enter into additional development agreements.  Significant additional expenditures will be required if we complete our clinical trials, start new trials, apply for regulatory approvals, continue development of our technologies, expand our operations and bring our products to market.  The eventual total cost of each clinical trial is dependent on a number of uncertainties such as trial design, the length of the trial, the number of clinical sites and the number of patients.  The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain.  Because the successful development of our most advanced drug candidates, RX-3117 and RX-5902, is uncertain, we are unable to estimate the costs of completing our research and development programs, the timing of bringing such programs to market and, therefore, when material cash inflows could commence from the sale of these drug candidates, if any.  If these projects are not completed as planned, our results of operations and financial condition would be negatively affected.

RX-3117

 RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, cervical, non-small cell lung cancer and colon cancer.  We are evaluating RX-3117 in combination with Abraxane® in Phase 2a proof-of-concept clinical trial in patients with newly diagnosed with metastatic pancreatic cancer, as well as a Phase 2a trial in patients with advanced bladder cancer.

Expenses related to RX-3117 increased during the three months ended March 31, 2018 compared to the same period in 2017 due to increased clinical trial and patient enrollments resulting from the progression of our pancreatic and bladder cancer clinical trials, as well as manufacturing costs for new campaigns. We expect that expenses related to RX-3117 will decrease in the remainder of 2018 compared to the three months ended March 31, 2018 as we expect drug manufacturing costs to decrease as manufacturing campaigns are completed.

RX-5902 (Supinoxin)

RX-5902 is a potential first-in-class small molecule inhibitor of phosphorylated p68, a protein that we believe plays a key role in cancer growth, progression and metastasis through its interaction with beta-catenin. Phosphorylated p68 results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  In February 2017, we initiated a Phase 2a clinical study of RX-5902 in patients with metastatic TNBC.

Expenses related to RX-5902 increased during the three months ended March 31, 2018 compared to the same period in 2017.  The increase is primarily attributable to increased clinical trial costs for the Phase 2a study, as well as increased manufacturing costs for new manufacturing campaigns.  We expect that expenses related to RX-5902 will slightly decrease in the remainder of 2018 compared to the three months ended March 31, 2018 as we expect drug manufacturing costs to decrease as manufacturing campaigns are completed.

RX-0201 (Archexin)

RX-0201 is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  RX-0201 is the subject of a research and development collaboration with Haichang for the development of RX-0201 to conduct certain pre-clinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in HCC.

Expenses related to RX-0201 slightly decreased during the three months ended March 31, 2018 compared to the same period in 2017.  We expect that expenses related to RX-0201 will decrease for the remainder of 2018 compared to the three months ended March 31, 2018 as we wind down our Phase 2a clinical trial of RX-0201 in patients with metastatic RCC.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of increased research activities.  We expect that expenses related to our pre-clinical pipeline, will remain flat for the remainder of 2018 compared to the three months ended March 31, 2018 as we continue testing and development.

Research and Development Process

We have engaged third-party CROs and other investigators and collaborators, such as universities medical institutions and other life science companies, to conduct our pre-clinical studies, toxicology studies and clinical trials.  Engaging third party contract research organizations is typical practice in our industry. However, relying on such organizations means that the clinical trials and other studies described above are being conducted at external locations and that the completion of these trials and studies is not within our direct control. Trials and studies may be delayed due to circumstances outside our control, and such delays may result in additional expenses for us.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was approximately $5,598,000 for the three months ended March 31, 2018.  The operating cash flows during the three months ended March 31, 2018 reflect a net loss of $2,075,000 an unrealized gain on the fair value of warrants of $3,366,000 and a net decrease of cash components of working capital and non-cash charges totaling $157,000.  Cash used in operating activities was approximately $4,169,000 for the three months ended March 31, 2017.  The operating cash flows during the three months ended March 31, 2017 reflect our net loss of $21,611,000, an unrealized loss on the fair value of warrants of $17,690,000 and a net decrease of cash components of working capital and other non-cash charges totaling $248,000.

Cash provided by investing activities was approximately $2,997,000 for the three months ended March 31, 2018, which consisted of $3,000,000 from the redemption of marketable securities, offset by $3,000 from the purchase of equipment.  Cash provided by investing activities was approximately $710,000 for the three months ended March 31, 2017, which consisted of $2,720,000 from the redemption of marketable securities, offset by $2,006,000 and $4,000 for the purchases of marketable securities and equipment, respectively.

There was no cash provided by financing activities for the three months ended March 31, 2018.  Cash provided by financing activities was approximately $2,366,000 for the three months ended March 31, 2017 from the exercise of stock warrants.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2017 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of March 31, 2018, the total estimated cost to complete our contracts with vendors for research and development services was approximately $10,270,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  If we are not able to raise sufficient additional capital, we will have to reduce our research and development activities. We believe our cash, cash equivalents, and marketable securities will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months from the date our financial statements were issued.

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

For quantitative and qualitative disclosures about market risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.  Our exposures to market risk have not changed materially since December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  In addition to the other information set forth in this report, you should carefully consider the factors set forth in the Risk Factors section of our 2017 Form 10-K, as well as other information contained in the 2017 Form 10-K and in other reports we file with the SEC. We do not believe that there have been any material changes to the risk factors disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, we issued 7,500 shares of common stock during the three months ended March 31, 2018 to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: May 4, 2018		Peter D. Suzdak
Chief Executive Officer
(principal executive officer)

	By:	/s/ Douglas J. Swirsky
Date: May 4, 2018		Douglas J. Swirsky
President and Chief Financial Officer
(principal financial and accounting officer)