Form 10-Q
period 2018-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2018-08-03
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,751,939 shares as of August 3, 2018.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,094,275	$8,899,154
Marketable securities	11,647,368	17,931,941
Prepaid expenses and other current assets	1,365,778	1,304,541
Total Current Assets	18,107,421	28,135,636
Security Deposits	30,785	30,785
Equipment, Net	97,765	121,460
Total Assets	$18,235,971	$28,287,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,381,693	$3,233,926

Deferred Research and Development Arrangement	-	375,000

Other Liabilities	39,575	56,724

Warrant Liabilities	3,391,439	7,853,635

Total Liabilities	6,812,707	11,519,285
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 authorized shares, 31,744,439 and 31,725,114 issued and outstanding	3,174	3,173
Additional paid-in capital	157,716,898	157,141,021
Accumulated other comprehensive loss	(64,955)	(56,886)
Accumulated deficit	(146,231,853)	(140,318,712)

Total Stockholders’ Equity	11,423,264	16,768,596

Total Liabilities and Stockholders’ Equity	$18,235,971	$28,287,881

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,568,848	1,739,663	3,396,170	3,430,509
Research and development	3,432,593	2,544,262	7,491,126	4,806,657

Total Expenses	5,001,441	4,283,925	10,887,296	8,237,166

Loss from Operations	(5,001,441)	(4,283,925)	(10,887,296)	(8,237,166)

Other Income (Expense)
Interest income	67,473	42,782	143,209	74,579
Other income	-	-	368,750	-
Unrealized gain (loss) on fair value of warrants	1,095,700	5,521,249	4,462,196	(12,168,331)
Financing expense	-	(333,050)	-	(333,050)
Total Other Income (Expense)	1,163,173	5,230,981	4,974,155	(12,426,802)

Net Income (Loss) Before Provision for Income Taxes	(3,838,268)	947,056	(5,913,141)	(20,663,968)
Provision for income taxes	-	-	-	-
Net Income (Loss)	$(3,838,268)	$947,056	$(5,913,141)	$(20,663,968)

Net income (loss) per share, basic	$(0.12)	$0.04	$(0.19)	$(0.83)
Net income (loss) per share, diluted	$(0.12)	$0.03	$(0.19)	$(0.83)

Weighted average number of shares outstanding, basic	31,744,439	26,001,797	31,737,998	24,932,705
Weighted average number of shares outstanding, diluted	31,744,439	28,265,440	31,737,998	24,932,705

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net Income (Loss)	$(3,838,268)	$947,056	$(5,913,141)	$(20,663,968)

Unrealized gain (loss) on available-for-sale securities	24,421	(19,379)	(8,069)	(19,583)

Comprehensive Income (Loss)	$(3,813,847)	$927,677	$(5,921,210)	$(20,683,551)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,913,141)	$(20,663,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	12,150	12,750
Depreciation and amortization	27,188	19,950
Amortization of premiums and discounts on marketable securities, net	26,504	20,024
Stock-based compensation	563,728	562,392
Amortization and termination of deferred research and development arrangement	(375,000)	(37,500)
Unrealized (gain) loss on fair value of warrants	(4,462,196)	12,168,331
Financing expense	-	333,050
Amortization of deferred lease incentive	(6,222)	(6,222)
Deferred lease expenses	(10,927)	(7,170)
Changes in assets and liabilities:
Prepaid expenses and other assets	(61,237)	(591,124)
Accounts payable and accrued expenses	147,767	(78,492)
Net Cash Used in Operating Activities	(10,051,386)	(8,267,979)
Cash Flows from Investing Activities:
Purchase of equipment	(3,493)	(17,910)
Purchase of marketable securities	-	(15,008,660)
Redemption of marketable securities	6,250,000	5,720,000
Net Cash Provided by (Used In) Investing Activities	6,246,507	(9,306,570)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	9,355,002
Proceeds from exercise of stock warrants	-	5,354,093
Proceeds from exercise of stock options	-	77,500
Net Cash Provided by Financing Activities	-	14,786,595
Net Decrease in Cash and Cash Equivalents	(3,804,879)	(2,787,954)
Cash and Cash Equivalents – beginning of period	8,899,154	11,578,473
Cash and Cash Equivalents - end of period	$5,094,275	$8,790,519
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$-	$4,107,488
Warrant liability extinguishment from exercise of warrants	$-	$8,052,594
Offering costs in accounts payable and accrued expenses	$-	$113,731

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery and development of innovative treatments for cancer.  The Company had an accumulated deficit of $146,231,853 at June 30, 2018 and anticipates incurring losses through fiscal year 2018 and beyond.  The Company has not yet generated commercial revenues and has funded its operating losses to date through the sale of shares of its common stock and warrants to purchase shares of its common stock, convertible debt, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents, and marketable securities will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing the Company’s general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2018 and December 31, 2017 and of the results of operations, and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2018. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$11,712,323	$-	$(64,955)	$11,647,368

	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$3,241,005	$-	$(2,505)	$3,238,500
Corporate Bonds	14,747,822	-	(54,381)	14,693,441
Total Marketable Securities	$17,988,827	$-	$(56,886)	$17,931,941

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of June 30, 2018, the Company had seven corporate bonds with an aggregate fair value of $6,451,770 and unrealized losses of $51,358 that have been unrealized losses for less than 12 months, and five corporate bonds with an aggregate fair value of $5,195,598 and unrealized losses of $13,597 that have been unrealized losses for greater than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature, does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of June 30, 2018, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	June 30, 2018	December 31, 2017

Deposits on contracts	$586,417	$793,940
Prepaid expenses and other current assets	779,361	510,601

	$1,365,778	$1,304,541

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	June 30, 2018	December 31, 2017

Furniture and fixtures	$82,686	$82,686
Office and computer equipment	125,303	171,724
Lab equipment	446,107	445,134
Leasehold improvements	131,762	133,762

Total equipment	785,858	833,306
Less: Accumulated depreciation and amortization	(688,093)	(711,846)

Net carrying amount	$97,765	$121,460

6.	Accounts Payable and Accrued Expenses

	June 30, 2018	December 31, 2017

Trade payables	$720,445	$895,638
Accrued expenses	162,000	95,416
Accrued research and development contract costs	1,994,380	1,435,109
Payroll liabilities	504,868	807,763

	$3,381,693	$3,233,926

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

The Company historically used 20 years as its basis for recognition and accordingly, for the six months ended June 30, 2018, research and development expenses were reduced by $6,250 for the period beginning January 1, 2018 up to the agreement’s termination.  For the three and six months ended June 30, 2017, $18,750 and $37,500, respectively was reduced from research and development expenses.

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

The following table sets forth the cumulative deferred lease incentive:

	June 30, 2018	December 31, 2017

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(142,217)	(135,995)

Balance	$12,443	$18,665

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $27,132 and $38,059 as of June 30, 2018 and December 31, 2017, respectively.

9.	Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of June 30, 2018 and December 31, 2017, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 9,799,622 and 8,961,140 shares of the Company’s common stock, respectively, that are potentially dilutive. However, with the exception of the three months ended June 30, 2017, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.  For the three months ended June 30, 2017, the dilutive effect of stock warrants, stock options, and restricted stock units was 1,177,987, 1,031,356 and 54,300, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred during the six months ended June 30, 2018:

Compensatory Shares

During the six months ended June 30, 2018, the Company issued 7,500 shares to a privately held investor relations firm in exchange for investor relations services.  The aggregate market value of the stock issued was $12,150.

Restricted Stock Units

During the six months ended June 30, 2018, the Company issued 11,825 shares resulting from the vesting of restricted stock units (“RSUs”).

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of June 30, 2018, the Company had 2,664,538 options to purchase common stock and 35,475 RSUs outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company. At the Company’s Annual Meeting held on June 9, 2016, the Company’s shareholders voted to approve an amendment and restatement of the 2013 Plan, including to provide for awards of restricted stock and restricted stock units.  The Company initially reserved 1,700,000 shares of common stock for issuance pursuant to the 2013 Plan, and on April 11, 2017, the Company’s shareholders approved an increase of 1,700,000 shares of common stock reserved for issuance pursuant to the 2013 Plan. As of June 30, 2018, there were 2,337,538 options and 35,475 RSUs outstanding under the 2013 Plan, and 1,014,412 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of June 30, 2018, there were 315,000 options outstanding under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 12,000 shares of the Company’s common stock.  These were the only Company stock options outstanding as of June 30, 2018 that were not issued pursuant to the 2013 Plan or the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and six months ended June 30, 2018 and 2017 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Statement of operations line item:
General and administrative	$174,589	$207,587	$391,004	$395,898
Research and development	92,562	80,478	172,724	166,494

Total	$267,151	$288,065	$563,728	$562,392

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 860,307 stock options granted at exercise prices ranging from $1.46 to $2.29 with an aggregate fair value of $1,089,851 during the six months ended June 30, 2018.  There were 393,260 stock options granted at exercise prices ranging from $1.84 to $6.18 with an aggregate fair value of $620,185 during the six months ended June 30, 2017.

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

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended June 30,
	2018	2017
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	69-72%	69-79%
Risk-free interest rate	2.3-2.8%	1.8-2.0%
Expected term (in years)	5.5-6 years	5.5-6 years

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,814,231	$5.33	7.1 years	$53,883
Granted	860,307	$1.96
Exercised	-	$-
Expired	(10,000)	$32.40
Cancelled	-	$-

Outstanding, June 30, 2018	2,664,538	$4.14	7.7 years	$-
Exercisable, June 30, 2018	1,318,867	$5.89	6.2 years	$-

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

There were no stock options exercised during the three and six months ended June 30, 2018.  The total intrinsic value of options exercised was $97,872 for the three and six months ended June 30, 2017.  The weighted average fair value of the options granted was $1.27 and $1.58 for the six months ended June 30, 2018 and 2017, respectively.

A summary of the Company’s unvested options as of June 30, 2018 and changes during the six months ended June 30, 2018 is presented below:

	2018
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2018	727,543	$2.39
Granted	860,307	$1.27
Vested	(242,179)	$2.85
Cancelled	-	$-

Unvested at June 30, 2018	1,345,671	$1.59

As of June 30, 2018, there was $1,770,305 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.7 years.

Summary of Restricted Stock Unit Transactions

The Company began granting RSUs to employees in 2017.  The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the six months ended June 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	47,300	$1.84
Granted	-	$-
Vested and Released	(11,825)	$1.84
Cancelled	-	$-

Outstanding, June 30, 2018	35,475	$1.84

As of June 30, 2018, there was $56,837 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 2.7 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of June 30, 2018, warrants to purchase up to 7,099,609 shares were outstanding, having exercise prices ranging from $2.85 to $12.80 and expiration dates ranging from July 26, 2018 to April 17, 2023.

	2018		2017

	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	7,099,609	$4.55	5,452,691	$4.92
Issued during the period	-	$-	1,696,970	$4.01
Exercised during the period	-	$-	(1,861,195)	$3.51
Expired during the period	-	$-	-	$-

Balance, June 30	7,099,609	$4.55	5,288,466	$5.13

At June 30, 2018, the weighted average remaining contractual life of the outstanding warrants was 3.5 years.

The warrants issued to investors in the November 2015, March 2016 and September 2016 offerings contain a provision for net cash settlement in the event of a fundamental transaction (contractually defined to include a merger, sale of substantially all assets, tender offer or share exchange).  Pursuant to the November 2015, March 2016, and September 2016 warrants, if a fundamental transaction occurs, then the warrant holder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant.  The June 2017 and October 2017 warrants contain a provision that allows the holder to opt for cash settlement in a fundamental transaction that was approved by, or required to be approved by, the board of directors of the Company. All of the Company’s outstanding warrants provide the holder the option as to the type of consideration received if the holders of common stock receive an option as to their consideration. In addition, all of the Company’s outstanding warrants contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and the warrants require liability classification.

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2018	December 31, 2017
July 2013 Investor Warrants	$-	$8,762
October 2013 Investor Warrants	-	26,288
January 2014 Investor Warrants	-	29,257
November 2015 Investor Warrants	405,249	1,260,050
November 2015 Placement Agent Warrants	802	2,936
March 2016 Investor Warrants	257,519	697,554
September 2016 Investor Warrants	482,598	1,054,083
June 2017 Investor Warrants	880,653	1,981,864
June 2017 Placement Agent Warrants	93,251	221,591
October 2017 Investor Warrants	1,144,975	2,305,552
October 2017 Placement Agent Warrants	126,392	265,698
Total:	$3,391,439	$7,853,635

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

	Number of Shares indexed as of:
Warrant Issuance	June 30, 2018	December 31, 2017
July 2013 Investor Warrants	200,000	200,000
October 2013 Investor Warrants	231,732	231,732
January 2014 Investor Warrants	476,193	476,193
November 2015 Investor Warrants	1,250,001	1,250,001
November 2015 Placement Agent Warrants	3,334	3,334
March 2016 Investor Warrants	607,806	607,806
September 2016 Investor Warrants	805,000	805,000
June 2017 Investor Warrants	1,515,152	1,515,152
June 2017 Placement Agent Warrants	181,818	181,818
October 2017 Investor Warrants	1,632,654	1,632,654
October 2017 Placement Agent Warrants	195,919	195,919
Total:	7,099,609	7,099,609

The assumptions used in calculating the fair values of the warrants are as follows:

	June 30, 2018	December 31, 2017
Trading market prices	$1.41	$2.02
Estimated future volatility	102%	104%
Dividend	-	-
Estimated future risk-free rate	2.76-2.87%	2.14-2.45%
Equivalent volatility	37-83%	85-104%
Equivalent risk-free rate	0.68-2.46%	1.30-1.89%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Expired and Fully Exercised Warrants	$-	$(47,413)	$-	$(862,316)
July 2013 Investor Warrants	-	368,332	8,762	(181,048)
October 2013 Investor Warrants	6	438,919	26,288	(238,291)
January 2014 Investor Warrants	20	778,762	29,257	(303,048)
November 2015 Investor Warrants	213,847	2,017,712	854,801	(2,102,038)
November 2015 Placement Agent Warrants	556	(96,560)	2,134	(368,385)
March 2016 Investor Warrants	112,581	702,730	440,035	(3,229,781)
September 2016 Investor Warrants	137,110	928,592	571,485	(5,313,599)
June 2017 Investor Warrants	278,040	383,409	1,101,211	383,409
June 2017 Placement Agent Warrants	31,031	46,766	128,340	46,766
October 2017 Investor Warrants	288,231	-	1,160,577	-
October 2017 Placement Agent Warrants	34,278	-	139,306	-
Total:	$1,095,700	$5,521,249	$4,462,196	$(12,168,331)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June  30, 2018 and 2017 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2018 and December 31, 2017, the Company had unused net operating loss carry-forwards of approximately $138,361,000 and $127,877,000 respectively.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2018 and December 31, 2017, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30, 2018	December 31, 2017

Net Operating Loss Carryforwards	$38,741,000	$35,805,000
Stock Compensation Expense	1,545,000	1,458,000
Book tax differences on assets and liabilities	172,000	365,000
Valuation Allowance	(40,458,000)	(37,628,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2014 through 2017 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2018, the total estimated cost to complete these agreements was approximately $7,480,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of June 30, 2018, the milestone has not occurred.

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

Rent paid under the Company’s lease during the three months ended June 30, 2018 and 2017 was $52,699 and $50,898, respectively, and rent paid during the six months ended June 30, 2018 and 2017 was $105,398 and $101,796 respectively.

Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three months ended June 30, 2018 and 2017 was $16,244 and $15,771, respectively, and rent paid during the six months ended June 30, 2018 and 2017 was $32,489 and $31,543, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining six months ending December 31:	2018	$141,387
For the year ending December 31:	2019	176,080
	2020	34,468

	Total	$351,935

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $34,468 and $34,606 for the three months ended June 30, 2018 and 2017, respectively, and $70,277 and $71,083 for the six months ended June 30, 2018 and 2017, respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  As of June 30, 2018, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.  As of June 30, 2018, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at June 30, 2018 and December 31, 2017.

Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Corporate Bonds	$11,647,838	$-	$11,647,838	$-

Liabilities:
Warrant Liabilities	$3,391,439	$-	$-	$3,391,439

Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	3,238,500	-	3,238,500	-
Corporate Bonds	14,693,441	-	14,693,441	-
Total Assets:	$17,931,941	$-	$17,931,941	$-

Liabilities:
Warrant Liabilities	$7,853,635	$-	$-	$7,853,635

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

The following table sets forth a reconciliation of changes for the six months ended June 30, 2018 and 2017 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2018	$7,853,635
Additions	-
Unrealized gains, net	(4,462,196)
Transfers out of level 3	-
Balance at June 30, 2018	$3,391,439

Warrant Liabilities
Balance at January 1, 2017	$1,573,366
Additions	4,107,488
Unrealized losses, net	12,168,331
Transfers out of level 3	(8,052,594)
Balance at June 30, 2017	$9,796,591

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

•
RX-3117 is a novel, oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  Because UCK2 is overexpressed in multiple human tumors, but has a very limited presence in normal tissues, RX-3117 offers the potential for a targeted anti-cancer therapy with an improved efficacy and safety profile, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer.  In January 2018, we reported final data from a Phase 2a clinical trial of RX-3117 in patients with relapsed or refractory metastatic pancreatic cancer.  In this trial, encouraging progression free survival and evidence of tumor shrinkage were observed in patients with metastatic pancreatic cancer that was resistant to gemcitabine and who had failed on multiple prior treatments. RX-3117 is currently the subject of a two-stage Phase 2a clinical trial in combination with Abraxane® (paclitaxel protein-bound) in patients newly diagnosed with metastatic pancreatic cancer. The second stage of this clinical trial began in May 2018. In February 2018 updated safety and efficacy data from the ongoing Phase 2a clinical trial of RX-3117 in advanced urothelial (bladder) cancer were reported. In this trial, encouraging progression free survival and evidence of tumor shrinkage were observed in patients with advanced bladder cancer who had failed on multiple prior treatments including immunotherapy and gemcitabine. RX-3117 has received “orphan drug designation” from the U.S. Food and Drug Administration (“FDA”) and from the European Commission for pancreatic cancer.  Orphan drug designation in the U.S. provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug generally receives seven years of exclusivity in the U.S. after approval for a designated use, during which time, the FDA generally cannot approve another product with the same active moiety for the same indication.

•
RX-5902 (Supinoxin) is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis through its interaction with beta-catenin.  Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  RX-5902 selectively blocks the interaction of phosphorylated p68 with beta-catenin, thereby decreasing the proliferation or growth of cancer cells in preclinical models.  In addition, multiple pre-clinical models suggest that RX-5902 enhances the efficacy of immunotherapy. We have evaluated RX-5902 in a Phase 1 dose escalation study in patients with a diverse range of metastatic, treatment-refractory tumors, including breast, ovarian, colorectal, and neuro-endocrine tumors.  In February 2017, we initiated a Phase 2a clinical trial of RX-5902 in patients with metastatic triple negative breast cancer (“TNBC”). Preliminary data on this trial announced in June 2018 showed five of the first 10 evaluable patients exhibited clinical response and indicated that RX-5902 was well tolerated in the study.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and June 30, 2017

Total Revenues

We had no revenues for the three and six months ended June 30, 2018 or 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased approximately $171,000, or 9.8%, to $1,569,000 for the three months ended June 30, 2018 from $1,740,000 for the three months ended June 30, 2017.  General and administrative expenses decreased approximately $35,000, or 1.0% to $3,396,000 for the six months ended June 30, 2018 from $3,431,000 for the six months ended June 30, 2017.  The decrease for the three and six months ended June 30, 2018 was primarily attributable to greater professional fees in 2017.

Research and Development Expenses

Research and development expenses increased approximately $889,000, or 34.9%, to $3,433,000 for the three months ended June 30, 2018, from $2,544,000 for the three months ended June 30, 2017.  The increase is primarily attributable to an increase in drug manufacturing costs for new campaigns that were ongoing for the three months ended June 30, 2018 but not for the corresponding period of the prior year. During the three months ended June 30, 2018, we incurred approximately $833,000 of drug manufacturing costs, compared to approximately $344,000 for the three months ended June 30, 2017.  Research and development expenses increased approximately $2,684,000, or 55.8%, to $7,491,000 for the six months ended June 30, 2018, from $4,807,000 for the six months ended June 30, 2017, primarily due to increases in drug manufacturing costs.  During the six months ended June 30, 2018, we incurred approximately $2,087,000 of drug manufacturing costs, compared to approximately $632,000 for the six months ended June 30, 2017.  The increase is also attributable to an increased clinical trial costs and patient enrollments from the advancement of our RX-3117 and RX-5902 clinical trials.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Clinical Candidates:
RX-3117	$1,485,300	$1,137,200	$3,596,900	$1,888,500
RX-5902	949,600	286,700	1,864,000	697,800
RX-0201	164,200	130,700	317,000	298,800

Preclinical, Personnel and Overhead	833,493	989,662	1,713,226	1,921,557

Total Research and Development Expenses	$3,432,593	$2,544,262	$7,491,126	$4,806,657

Interest Income

Interest income increased approximately $25,000 or 57.7% for the three months ended June 30, 2018 compared to the same period in 2017.  Interest income increased approximately $69,000 or 92.0% for the six months ended June 30, 2018 compared to the same period in 2017.  The increases were primarily attributable to higher interest rates on cash and cash equivalents and marketable securities for the three and six months ended June 30, 2018 compared to the same periods in 2017.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended June 30, 2018 and 2017, we recorded unrealized gains on the fair value of our warrants of approximately $1,096,000 and $5,521,000.  During the six months ended June 30, 2018 and 2017, we recorded unrealized gains (losses) on the fair value of our warrants of approximately $4,462,000 and $(12,168,000).  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized loss for the six months ended June 30, 2017 primarily resulted from a significant increase in the stock price of the underlying common stock at June 30, 2017 compared to December 31, 2016.  An increase in volatility of the common stock during that period also had an impact on the large unrealized loss for the six months ended June 30, 2017.

Other Income

During the six months ended June 30, 2018, we recorded approximately $369,000 of other income related to the termination of our collaborative agreement with NEXT BT Co. Ltd, the successor in interest to Rexgene Biotech Co., Ltd.  See Note 7, “Deferred Research and Development Arrangement,” in the Notes to Condensed Financial Statements for a discussion of the termination of this agreement.

Financing Expense

We incurred approximately $333,000 in financing expenses during the three and six months ended June 30, 2017 related to our registered direct offering in June 2017.  We did not incur financing expenses during the three and six months ended June 30, 2018.

Net Income (Loss)

As a result of the above, net income (loss) for the three and six months ended June 30, 2018 was approximately ($3,838,000) and ($5,913,000), or ($0.12) and ($0.19) per basic share, respectively, compared to approximately $947,000 and ($20,664,000), or $0.04 and ($0.83) per basic share, respectively, for the three and six months ended June 30, 2017, respectively.  As previously discussed, included in the net income (loss) for the three and six months ended June 30, 2017 are non-cash charges of approximately $5,521,000 and ($12,168,000) in unrealized gains (losses) on the fair value of warrants, compared to unrealized gains of $1,096,000 and 4,462,000 for the three and six months ended June 30, 2018, respectively.

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

Expenses related to RX-3117 increased during the three and six months ended June 30, 2018 compared to the same periods in 2017 due to increased clinical trial and patient enrollments resulting from the progression of our pancreatic and bladder cancer clinical trials, as well as manufacturing costs for new campaigns. We expect that expenses related to RX-3117 will decrease in the remainder of 2018 compared to the three and six months ended June 30, 2018 as we expect drug manufacturing costs to decrease as manufacturing campaigns are completed.

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

Expenses related to RX-5902 increased during the three and six months ended June 30, 2018 compared to the same periods in 2017.  The increase is primarily attributable to increased clinical trial costs for the Phase 2a study, as well as increased manufacturing costs for new manufacturing campaigns.  We expect that expenses related to RX-5902 will slightly decrease in the remainder of 2018 compared to the three and six months ended June 30, 2018 as we expect drug manufacturing costs to decrease as manufacturing campaigns are completed.

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

Expenses related to RX-0201 slightly increased during the three and six months ended June 30, 2018 compared to the same periods in 2017.  We expect that expenses related to RX-0201 will remain flat for the remainder of 2018 compared to the three and six months ended June 30, 2018 as we wind down our Phase 2a clinical trial of RX-0201 in patients with metastatic RCC.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily as a result of decreased research activities.  We expect that expenses related to our pre-clinical pipeline will remain flat for the remainder of 2018 compared to the three and six months ended June 30, 2018 as we continue testing and development.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was approximately $10,051,000 for the six months ended June 30, 2018.  The operating cash flows during the six months ended June 30, 2018 reflect a net loss of $5,913,000, an unrealized gain on the fair value of warrants of $4,462,000, and a net increase of cash components of working capital and non-cash charges totaling $324,000.  Cash used in operating activities was approximately $8,268,000 for the six months ended June 30, 2017.  The operating cash flows during the six months ended June 30, 2017 reflect our net loss of $20,664,000, offset by an unrealized loss on the fair value of warrants of $12,168,000 and a net increase of cash components of working capital and other non-cash charges totaling $228,000.

Cash provided by investing activities was approximately $6,247,000 for the six months ended June 30, 2018, which consisted of $6,250,000 from the redemption of marketable securities, offset by $3,000 from the purchase of equipment.  Cash used in investing activities was approximately $9,307,000 for the six months ended June 30, 2017, which consisted of $15,009,000 and $18,000 for the purchases of marketable securities and equipment, respectively, offset by $5,720,000 from the redemption of marketable securities.

There was no cash provided by financing activities for the six months ended June 30, 2018.  Cash provided by financing activities was approximately $14,787,000 for the six months ended June 30, 2017, which consisted of $9,355,000 from our registered direct public offering in June 2017, and $5,354,000 and $78,000 from the exercise of stock warrants and options, respectively.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2017 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of June 30, 2018, the total estimated cost to complete our contracts with vendors for research and development services was approximately $7,480,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  You should carefully consider the following discussion of risk factors, in its entirety.  In addition to the other information set forth in this report, you should carefully consider the factors set forth in the Risk Factors section of our 2017 Form 10-K, as well as other information contained in the 2017 Form 10-K and in other reports we file with the SEC.

Risks Related to Ownership of Our Common Stock

Failure to secure stockholder approval for an increase to our authorized common stock could materially and adversely impact our ability to fund our operations and pursue certain business opportunities.

As of August 3, 2018, there are 31,751,939 shares of our common stock outstanding, 3,714,425 shares of common stock reserved for issuance under our equity compensation plans, and 6,899,609 shares of common stock reserved for issuance upon exercise of warrants to purchase our common stock. Accordingly, there are 7,634,027 shares of our common stock available for all other corporate purposes, such as additional capital raising activities.

We had requested that our shareholders approve an increase of our common stock to 100,000,000 at our annual meeting of shareholders in June 2018.  However, our shareholders did not approve that increase.  Subsequently, in our proxy statement dated July 23, 2018, we proposed an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000. If our stockholders do not approve the proposed amendment, we will be limited by the lack of unissued and unreserved authorized shares of our common stock in our ability to use shares of our common stock for equity financings or collaborations, and our stockholder value may be harmed by this limitation.  The inability to use equity financings in order to raise capital could lead to delays to or the suspension of our clinical programs as a result of the lack of funding.  The inability to raise capital could also have a negative impact on potential collaborations, partnerships, and other business opportunities integral to our growth and success by creating a perception that we do not have reasonable access to capital and because some collaborators and partners will be interested in acquiring some of our equity as part of collaborations, partnerships or other ventures. Similarly, we may have difficulty attracting, retaining and motivating skilled and experienced employees, officers and directors if they also perceive that we do not have access to capital and ability to use authorized capital for general corporate purposes. Without access to additional authorized shares for these fundamental activities, our Board of Directors may be forced to seek strategic alternatives with third parties who will have enhanced leverage because they will be aware that our options are limited.

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: August 3, 2018		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Douglas J. Swirsky
Date: August 3, 2018		Douglas J. Swirsky
President and Chief Financial Officer (principal financial and accounting officer)