Form 10-Q
period 2018-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2018-11-02
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,521,170 shares as of November 2, 2018.

REXAHN PHARMACEUTICALS, INC.

PART I.	Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,591,722	$8,899,154
Marketable securities	7,974,010	17,931,941
Prepaid expenses and other current assets	1,154,898	1,304,541
Total Current Assets	13,720,630	28,135,636
Security Deposits	30,785	30,785
Equipment, Net	123,480	121,460
Total Assets	$13,874,895	$28,287,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,331,646	$3,233,926

Deferred Research and Development Arrangement	-	375,000

Other Liabilities	29,850	56,724

Warrant Liabilities	4,101,504	7,853,635

Total Liabilities	7,463,000	11,519,285
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 and 50,000,000 authorized shares, 31,751,939 and 31,725,114 issued and outstanding	3,175	3,173
Additional paid-in capital	158,008,879	157,141,021
Accumulated other comprehensive loss	(29,487)	(56,886)
Accumulated deficit	(151,570,672)	(140,318,712)

Total Stockholders’ Equity	6,411,895	16,768,596

Total Liabilities and Stockholders’ Equity	$13,874,895	$28,287,881

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,795,952	1,574,323	5,192,122	5,004,832
Research and development	2,887,955	2,644,999	10,379,081	7,451,656

Total Expenses	4,683,907	4,219,322	15,571,203	12,456,488

Loss from Operations	(4,683,907)	(4,219,322)	(15,571,203)	(12,456,488)

Other Income (Expense)
Interest income	55,153	60,750	198,362	135,329
Other income	-	-	368,750	-
Unrealized (loss) gain on fair value of warrants	(710,065)	3,120,500	3,752,131	(9,047,831)
Financing expense	-	-	-	(333,050)
Total Other Income (Expense)	(654,912)	3,181,250	4,319,243	(9,245,552)

Net Loss Before Provision for Income Taxes	(5,338,819)	(1,038,072)	(11,251,960)	(21,702,040)
Provision for income taxes	-	-	-	-
Net Loss	$(5,338,819)	$(1,038,072)	$(11,251,960)	$(21,702,040)

Net loss per share, basic and diluted	$(0.17)	$(0.04)	$(0.35)	$(0.83)

Weighted average number of shares outstanding, basic and diluted	31,751,450	28,459,316	31,742,531	26,121,160

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net Loss	$(5,338,819)	$(1,038,072)	$(11,251,960)	$(21,702,040)

Unrealized gain (loss) on available-for-sale securities	35,468	11,740	27,399	(7,843)

Comprehensive Loss	$(5,303,351)	$(1,026,332)	$(11,224,561)	$(21,709,883)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(11,251,960)	$(21,702,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	22,650	31,200
Depreciation and amortization	37,204	30,963
Amortization of premiums and discounts on marketable securities, net	35,110	40,578
Stock-based compensation	845,210	790,006
Amortization and termination of deferred research and development arrangement	(375,000)	(56,250)
Unrealized (gain) loss on fair value of warrants	(3,752,131)	9,047,831
Financing expense	-	333,050
Amortization of deferred lease incentive	(9,332)	(9,333)
Deferred lease expenses	(17,542)	(8,314)
Changes in assets and liabilities:
Prepaid expenses and other assets	149,643	(669,087)
Accounts payable and accrued expenses	97,720	456,277
Net Cash Used in Operating Activities	(14,218,428)	(11,715,119)
Cash Flows from Investing Activities:
Purchase of equipment	(39,224)	(21,369)
Purchase of marketable securities	-	(15,008,660)
Redemption of marketable securities	9,950,220	8,720,000
Net Cash Provided by (Used In) Investing Activities	9,910,996	(6,310,029)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	9,241,271
Proceeds from exercise of stock warrants	-	5,354,093
Proceeds from exercise of stock options	-	77,500
Net Cash Provided by Financing Activities	-	14,672,864
Net Decrease in Cash and Cash Equivalents	(4,307,432)	(3,352,284)
Cash and Cash Equivalents – beginning of period	8,899,154	11,578,473
Cash and Cash Equivalents - end of period	$4,591,722	$8,226,189
Supplemental Cash Flow Information
Non-cash financing and investing activities:
Warrants issued	$-	$4,107,488
Warrant liability extinguishment from exercise of warrants	$-	$8,052,594

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the discovery and development of innovative treatments for cancer.

Liquidity and Going Concern

Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASC 205-40”), requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 30, 2018, the Company had cash, cash equivalents and marketable securities of approximately $12.6 million, working capital of approximately $10.4 million and an accumulated deficit of approximately $151.6 million, and anticipates incurring losses through fiscal year 2018 and beyond.  The Company has incurred negative cash flow from operations since inception and not yet generated commercial revenues.  The Company believes that its cash, cash equivalents, and marketable securities at September 30, 2018 and the proceeds received from its completed registered direct public offering in October 2018, will be sufficient to fund current operations through the third quarter of 2019 and that the Company would require additional capital to fund operations beyond that point.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements are issued.

To meet its needs, the Company intends to raise additional capital through equity financings, collaborations, or partnerships. Under ASC 205-40, management’s plans must be approved before the date the financial statements are issued to be considered probable of being effectively implemented, and the future receipt of potential funding is not considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2018 and December 31, 2017 and of the results of operations, and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been included.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2018. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements for the year ended December 31, 2017 included in the 2017 Form 10-K.   The unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$8,003,497	$-	$(29,487)	$7,974,010

	December 31, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$3,241,005	$-	$(2,505)	$3,238,500
Corporate Bonds	14,747,822	-	(54,381)	14,693,441
Total Marketable Securities	$17,988,827	$-	$(56,886)	$17,931,941

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of September 30, 2018, the Company had six corporate bonds with an aggregate fair value of $5,974,460 and unrealized losses of $26,899 that have been unrealized losses for less than 12 months, and two corporate bonds with an aggregate fair value of $1,999,550 and unrealized losses of $2,588 that have been unrealized losses for greater than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature, does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of September 30, 2018, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	September 30, 2018	December 31, 2017

Deposits on contracts	$520,677	$793,940
Prepaid expenses and other current assets	634,221	510,601

	$1,154,898	$1,304,541

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	September 30, 2018	December 31, 2017

Furniture and fixtures	$82,686	$82,686
Office and computer equipment	159,489	171,724
Lab equipment	447,653	445,134
Leasehold improvements	131,762	133,762

Total equipment	821,590	833,306
Less: Accumulated depreciation and amortization	(698,110)	(711,846)

Net carrying amount	$123,480	$121,460

6.	Accounts Payable and Accrued Expenses

	September 30, 2018	December 31, 2017

Trade payables	$1,298,168	$895,638
Accrued expenses	103,000	95,416
Accrued research and development contract costs	1,252,445	1,435,109
Payroll liabilities	678,033	807,763

	$3,331,646	$3,233,926

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

The Company historically used 20 years as its basis for recognition and accordingly, for the nine months ended September 30, 2018, research and development expenses were reduced by $6,250 for the period beginning January 1, 2018 up to the agreement’s termination.  For the three and nine months ended September 30, 2017, $18,750 and $56,250, respectively was reduced from research and development expenses.

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

The following table sets forth the cumulative deferred lease incentive:

	September 30, 2018	December 31, 2017

Deferred lease incentive	$154,660	$154,660
Less accumulated amortization	(145,327)	(135,995)

Balance	$9,333	$18,665

Deferred Office Lease Expense

The lease agreement, as amended, provided for an initial annual base rent with annual increases over the lease term.  The Company recognizes rental expense on a straight-line basis over the term of the lease, which resulted in a deferred rent liability of $20,517 and $38,059 as of September 30, 2018 and December 31, 2017, respectively.

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of September 30, 2018, and December 31, 2017, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 9,534,122 and 8,961,140 shares of the Company’s common stock, respectively, that are potentially dilutive. However diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred during the nine months ended September 30, 2018:

Authorized Shares

On August 30, 2018, the Company’s shareholders approved an increase in the Company’s authorized shares of stock from 50,000,000 to 75,000,000.

Compensatory Shares

During the nine months ended September 30, 2018, the Company issued 15,000 shares to a privately held investor relations firm in exchange for investor relations services.  The aggregate market value of the stock issued was $22,650.

Restricted Stock Units

During the nine months ended September 30, 2018, the Company issued 11,825 shares resulting from the vesting of restricted stock units (“RSUs”).

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of September 30, 2018, the Company had 2,599,038 options to purchase common stock and 35,475 RSUs outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company. At the Company’s Annual Meeting held on June 9, 2016, the Company’s shareholders voted to approve an amendment and restatement of the 2013 Plan, including to provide for awards of restricted stock and restricted stock units.  The Company initially reserved 1,700,000 shares of common stock for issuance pursuant to the 2013 Plan, and on April 11, 2017, the Company’s shareholders approved an increase of 1,700,000 shares of common stock reserved for issuance pursuant to the 2013 Plan. As of September 30, 2018, there were 2,287,038 options and 35,475 RSUs outstanding under the 2013 Plan, and 1,064,912 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of September 30, 2018, there were 300,000 options outstanding under the 2003 Plan.

In March 2016, the Company granted to a third party an option to purchase up to 12,000 shares of the Company’s common stock.  These were the only Company stock options outstanding as of September 30, 2018 that were not issued pursuant to the 2013 Plan or the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and nine months ended September 30, 2018 and 2017 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of operations line item:
General and administrative	$188,920	$184,914	$579,924	$580,812
Research and development	92,562	42,700	265,286	209,194

Total	$281,482	$227,614	$845,210	$790,006

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 860,307 stock options granted at exercise prices ranging from $1.46 to $2.29 with an aggregate fair value of $1,089,851 during the nine months ended September 30, 2018.  There were 483,260 stock options granted at exercise prices ranging from $1.84 to $6.18 with an aggregate fair value of $738,937 during the nine months ended September 30, 2017.

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

The assumptions made in calculating the fair values of options are as follows:

	Nine Months Ended September 30,
	2018	2017
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	69-72%	69-79%
Risk-free interest rate	2.3-2.8%	1.8-2.0%
Expected term (in years)	5.5-6 years	5.5-6 years

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	1,814,231	$5.33	7.1 years	$53,883
Granted	860,307	$1.96
Exercised	-	$-
Expired	(25,000)	$21.78
Cancelled	(50,500)	$5.16

Outstanding, September 30, 2018	2,599,038	$4.06	7.5 years	$50,870
Exercisable, September 30, 2018	1,345,721	$5.71	6.1 years	$-

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

There were no stock options exercised during the three and nine months ended September 30, 2018 or for the three months ended September 30, 2017.  The total intrinsic value of options exercised was $97,872 for the nine months ended September 30, 2017.  The weighted average fair value of the options granted was $1.27 and $1.53 for the nine months ended September 30, 2018 and 2017, respectively.

A summary of the Company’s unvested options as of September 30, 2018 and changes during the nine months ended September 30, 2018 is presented below:

	2018
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2018	727,543	$2.39
Granted	860,307	$1.27
Vested	(334,533)	$2.89
Cancelled	-	$-

Unvested at September 30, 2018	1,253,317	$1.49

As of September 30, 2018, there was $1,494,158 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.5 years.

Summary of Restricted Stock Unit Transactions

The Company began granting RSUs to employees in 2017.  The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	47,300	$1.84
Granted	-	$-
Vested and Released	(11,825)	$1.84
Cancelled	-	$-

Outstanding, September 30, 2018	35,475	$1.84

As of September 30, 2018, there was $51,512 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 2.4 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

As of September 30, 2018, warrants to purchase up to 6,899,609 shares were outstanding, having exercise prices ranging from $2.85 to $12.80 and expiration dates ranging from October 16, 2018 to April 17, 2023.

	2018		2017

	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance, January 1	7,099,609	$4.55	5,452,691	$4.92
Issued during the period	-	$-	1,696,970	$4.01
Exercised during the period	-	$-	(1,861,195)	$3.51
Expired during the period	(200,000)	$5.90	-	$-

Balance, September 30	6,899,609	$4.51	5,288,466	$5.13

At September 30, 2018, the weighted average remaining contractual life of the outstanding warrants was 3.4 years.

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
Notes to Condensed Financial Statements
(Unaudited)

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

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

Warrant Issuance:	Fair Value as of:
	September 30, 2018	December 31, 2017
July 2013 Investor Warrants	$-	$8,762
October 2013 Investor Warrants	-	26,288
January 2014 Investor Warrants	-	29,257
November 2015 Investor Warrants	399,278	1,260,050
November 2015 Placement Agent Warrants	591	2,936
March 2016 Investor Warrants	296,462	697,554
September 2016 Investor Warrants	592,513	1,054,083
June 2017 Investor Warrants	1,059,522	1,981,864
June 2017 Placement Agent Warrants	115,769	221,591
October 2017 Investor Warrants	1,476,646	2,305,552
October 2017 Placement Agent Warrants	160,723	265,698
Total:	$4,101,504	$7,853,635

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the number of shares indexed to the warrants as of the respective balance sheet dates:

Warrant Issuance	Number of Shares indexed as of:
	September 30, 2018	December 31, 2017
July 2013 Investor Warrants	-	200,000
October 2013 Investor Warrants	231,732	231,732
January 2014 Investor Warrants	476,193	476,193
November 2015 Investor Warrants	1,250,001	1,250,001
November 2015 Placement Agent Warrants	3,334	3,334
March 2016 Investor Warrants	607,806	607,806
September 2016 Investor Warrants	805,000	805,000
June 2017 Investor Warrants	1,515,152	1,515,152
June 2017 Placement Agent Warrants	181,818	181,818
October 2017 Investor Warrants	1,632,654	1,632,654
October 2017 Placement Agent Warrants	195,919	195,919
Total:	6,899,609	7,099,609

The assumptions used in calculating the fair values of the warrants are as follows:

	September 30, 2018	December 31, 2017
Trading market prices	$1.78	$2.02
Estimated future volatility	101%	104%
Dividend	-	-
Estimated future risk-free rate	3.02-3.04%	2.14-2.45%
Equivalent volatility	49-76%	85-104%
Equivalent risk-free rate	1.10-2.70%	1.30-1.89%

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Expired and Fully Exercised Warrants	$-	$7,306	$-	$(855,010)
July 2013 Investor Warrants	-	125,686	8,762	(55,362)
October 2013 Investor Warrants	-	135,683	26,288	(102,608)
January 2014 Investor Warrants	-	177,900	29,257	(125,148)
November 2015 Investor Warrants	5,971	797,688	860,772	(1,304,350)
November 2015 Placement Agent Warrants	211	1,691	2,345	(366,694)
March 2016 Investor Warrants	(38,943)	356,472	401,092	(2,873,309)
September 2016 Investor Warrants	(109,915)	506,353	461,570	(4,807,246)
June 2017 Investor Warrants	(178,869)	894,076	922,342	1,277,485
June 2017 Placement Agent Warrants	(22,518)	117,645	105,822	164,411
October 2017 Investor Warrants	(331,671)	-	828,906	-
October 2017 Placement Agent Warrants	(34,331)	-	104,975	-
Total:	$(710,065)	$3,120,500	$3,752,131	$(9,047,831)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2018 and 2017 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2018 and December 31, 2017, the Company had unused net operating loss carry-forwards of approximately $142,488,000 and $127,877,000 respectively.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2018 and December 31, 2017, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	September 30, 2018	December 31, 2017

Net Operating Loss Carryforwards	$39,897,000	$35,805,000
Stock Compensation Expense	1,558,000	1,458,000
Book tax differences on assets and liabilities	209,000	365,000
Valuation Allowance	(41,664,000)	(37,628,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2015 through 2017 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2018, the total estimated cost to complete these agreements was approximately $6,980,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The initial license fee was $100,000, all of which was paid as of December 31, 2009.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of September 30, 2018, the milestone has not occurred.

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

Rent paid under the Company’s lease during the three months ended September 30, 2018 and 2017 was $53,850 and $52,172, respectively, and rent paid during the nine months ended September 30, 2018 and 2017 was $159,247 and $153,968 respectively.

Laboratory Lease

On April 20, 2015, the Company signed a five-year lease agreement for 2,552 square feet of laboratory space commencing on July 1, 2015 and ending on June 30, 2020.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges. Rent paid under this lease during the three months ended September 30, 2018 and 2017 was $16,732 and $16,244, respectively, and rent paid during the nine months ended September 30, 2018 and 2017 was $49,221 and $47,787, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Future rental payments over the next five years for all leases are as follows:

For the remaining three months ending December 31:	2018	$70,806
For the year ending December 31:	2019	176,080
	2020	34,468

	Total	$281,354

d)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $29,425 and $31,453 for the three months ended September 30, 2018 and 2017, respectively, and $99,702 and $92,203 for the nine months ended September 30, 2018 and 2017, respectively.

e)
In July 2013, the Company entered into an exclusive license agreement with the University of Maryland, Baltimore for a novel drug delivery platform, Nano-Polymer Drug Conjugate Systems.  As of September 30, 2018, no development milestones have occurred.

f)
In October 2013, the Company signed an exclusive license agreement with the Ohio State Innovation Foundation, for a novel oligonucleotide drug delivery platform, Lipid-Coated Albumin Nanoparticle.  The agreement requires the Company to make payments to the Ohio State Innovation Foundation if any products from the licensed delivery platform achieve development milestones.  As of September 30, 2018, no development milestones have occurred.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at September 30, 2018 and December 31, 2017.

de
Fair Value Measurements at September 30, 2018
Assets:	Total	Level 1	Level 2	Level 3

Corporate Bonds	$7,974,010	$-	$7,974,010	$-

Liabilities:
Warrant Liabilities	$4,101,504	$-	$-	$4,101,504

Fair Value Measurements at December 31, 2017
Assets:	Total	Level 1	Level 2	Level 3

Commercial Paper	3,238,500	-	3,238,500	-
Corporate Bonds	14,693,441	-	14,693,441	-
Total Assets:	$17,931,941	$-	$17,931,941	$-

Liabilities:
Warrant Liabilities	$7,853,635	$-	$-	$7,853,635

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

The following table sets forth a reconciliation of changes for the nine months ended September 30, 2018 and 2017 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2018	$7,853,635
Additions	-
Unrealized gains, net	(3,752,131)
Transfers out of level 3	-
Balance at September 30, 2018	$4,101,504

Warrant Liabilities
Balance at January 1, 2017	$1,573,366
Additions	4,107,488
Unrealized losses, net	9,047,831
Transfers out of level 3	(8,052,594)
Balance at September 30, 2017	$6,676,091

Additions consist of the fair value of warrant liabilities upon issuance.  Transfers out of Level 3 for warrant liabilities consist of warrant exercises, where the liability is converted to additional paid-in capital upon exercise.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstance that caused the transfer.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

16.	Collaboration Agreement

On August 16, 2018, the Company entered into a clinical trial collaboration and supply agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme B.V. (“Merck”) to conduct a Phase 2 clinical trial to evaluate the safety and efficacy of the combination of RX-5902 with Merck’s anti-PD‑1 therapy, KEYTRUDA® (pembrolizumab), in patients with metastatic triple negative breast cancer (TNBC). Under the terms of the Collaboration Agreement, the Company will sponsor the clinical trial and Merck will supply the Company with KEYTRUDA for use in the trial at no cost to the Company. The Collaboration Agreement provides that the Company and Merck will jointly own clinical data generated from the clinical trial.

17.	Subsequent Event

On October 19, 2018, the Company closed a registered direct offering of 5,769,231 shares of common stock and warrants to purchase up to 5,769,231 shares of common stock, resulting in gross proceeds to the Company of approximately $7,500,000.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.30 per unit, with an exercise price for the warrants of $1.67 per share.  The warrants will become exercisable April 19, 2019 and will remain exercisable through April 19, 2024.  The Company also issued warrants to purchase up to 346,154 shares of the Company’s common stock, at an exercise price of $1.625 per share, to designees of the placement agent in the offering.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	our understandings and beliefs regarding the role of certain biological mechanisms and processes in cancer;

•	our drug candidates being in early stages of development, including in pre-clinical development;

•	our ability to initially develop drug candidates for orphan indications to reduce the time-to-market and take advantage of certain incentives provided by the U.S. Food and Drug Administration;

•	our ability to transition from our initial focus on developing drug candidates for orphan indications to candidates for more highly prevalent indications;

•	our ability to successfully and timely complete clinical trials for our drug candidates in clinical development;

•	uncertainties related to the timing, results and analyses related to our drug candidates in pre-clinical development;

•	our ability to obtain the necessary U.S. and international regulatory approvals for our drug candidates;

•	our reliance on third-party contract research organizations and other investigators and collaborators for certain research and development services;

•	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials;

•	our ability to form strategic alliances and partnerships with pharmaceutical companies and other partners for sales and marketing of certain of our product candidates;

•	demand for and market acceptance of our drug candidates;

•	the scope and validity of our intellectual property protection for our drug candidates and our ability to develop our candidates without infringing the intellectual property rights of others;

•	our lack of profitability and the need for additional capital to operate our business;

•	our ability to continue as a going concern; and

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

•
RX-3117 is a novel, oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  Because UCK2 is overexpressed in multiple human tumors, but has a very limited presence in normal tissues, RX-3117 offers the potential for a targeted anti-cancer therapy with an improved efficacy and safety profile, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, and lung cancer.  In January 2018, we reported final data from a Phase 2a clinical trial of RX-3117 in patients with relapsed or refractory metastatic pancreatic cancer.  In this trial, encouraging progression free survival and evidence of tumor shrinkage were observed in patients with metastatic pancreatic cancer that was resistant to gemcitabine and who had failed on multiple prior treatments. RX-3117 is currently the subject of a Phase 2a clinical trial in combination with Abraxane® (paclitaxel protein-bound) in patients newly diagnosed with metastatic pancreatic cancer.  The second stage of this clinical trial began in May 2018, and in October 2018, we released preliminary data illustrating the combined administration of RX-3117 and Abraxane, appears safe and well tolerated and showed evidence of clinical activity.  In February 2018 updated safety and efficacy data from the ongoing two-stage Phase 2a clinical trial of RX-3117 in advanced urothelial (bladder) cancer were reported. In this trial, encouraging progression free survival and evidence of tumor shrinkage were observed in patients with advanced bladder cancer who had failed on multiple prior treatments including immunotherapy and gemcitabine.  RX-3117 has received “orphan drug designation” from the U.S. Food and Drug Administration (“FDA”) and from the European Commission for pancreatic cancer.  Orphan drug designation in the U.S. provides tax incentives for clinical research and a waiver from user fees under certain circumstances. In addition, an orphan drug generally receives seven years of exclusivity in the U.S. after approval for a designated use, during which time, the FDA generally cannot approve another product with the same active moiety for the same indication.

•
RX-5902 is a potential first-in-class small molecule inhibitor of phosphorylated-p68, a protein that we believe plays a key role in cancer cell growth, progression and metastasis through its interaction with beta-catenin.  Phosphorylated p68, which is highly expressed in cancer cells, but not in normal cells, results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.  RX-5902 selectively blocks the interaction of phosphorylated p68 with beta-catenin, thereby decreasing the proliferation or growth of cancer cells in preclinical models.  In addition, multiple pre-clinical models suggest that RX-5902 enhances the efficacy of immunotherapy. We have evaluated RX-5902 in a Phase 1 dose escalation study in patients with a diverse range of metastatic, treatment-refractory tumors, including breast, ovarian, colorectal, and neuro-endocrine tumors.  In February 2017, we initiated a Phase 2a clinical trial of RX-5902 in patients with metastatic triple negative breast cancer (“TNBC”). Preliminary data on this trial announced in June 2018 showed five of the first 10 evaluable patients exhibited clinical response and indicated that RX-5902 was well tolerated in the study.  As of October 12, 2018, 17 patients have been enrolled in the trial, with 13 of these patients evaluable and six showing a clinical response.  In August 2018, we entered into a collaboration with Merck Sharp & Dohme B.V. (“Merck”) to evaluate the combination of RX-5902 and Merck’s anti-PD-1 therapy, Keytruda® (pembrolizumab) in a Phase 2 trial in patients with metastatic triple negative breast cancer.

•
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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017

Total Revenues

We had no revenues for the three and nine months ended September 30, 2018 or 2017.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $222,000, or 14.1%, to $1,796,000 for the three months ended September 30, 2018 from $1,574,000 for the three months ended September 30, 2017.  General and administrative expenses increased approximately $187,000, or 3.7% to $5,192,000 for the nine months ended September 30, 2018 from $5,005,000 for the nine months ended September 30, 2017.  The increase for the three and nine months ended September 30, 2018 was primarily attributable to increased professional fees and shareholder meeting costs.

Research and Development Expenses

Research and development expenses increased approximately $243,000, or 9.2%, to $2,888,000 for the three months ended September 30, 2018, from $2,645,000 for the three months ended September 30, 2017.  The increase is primarily attributable to an increase in clinical trial costs and patient enrollments from the advancement of our RX-3117 and RX-5902 clinical trials.  Research and development expenses increased approximately $2,927,000, or 39.3%, to $10,379,000 for the nine months ended September 30, 2018, from $7,452,000 for the nine months ended September 30, 2017, partially due to increases in drug manufacturing costs.  During the nine months ended September 30, 2018, we incurred approximately $2,514,000 of drug manufacturing costs, compared to approximately $1,324,000 for the nine months ended September 30, 2017.  The increase is also attributable to an increased clinical trial costs.  During the nine months ended September 30, 2018, we incurred approximately $4,293,000 in clinical trial costs, compared to approximately $3,013,000 for the nine months ended September 30, 2017.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Project Candidates:
RX-3117	$1,405,900	$1,245,500	$5,002,800	$3,134,000
RX-5902	632,200	492,000	2,496,200	1,189,800
RX-0201	82,100	123,200	399,100	422,000

Preclinical, Personnel and Overhead	767,755	784,299	2,480,981	2,705,856

Total Research and Development Expenses	$2,887,955	$2,644,999	$10,379,081	$7,451,656

Interest Income

Interest income decreased approximately $6,000 or 9.2% for the three months ended September 30, 2018 compared to the same period in 2017.  Interest income increased approximately $63,000 or 46.6% for the nine months ended September 30, 2018 compared to the same period in 2017.  The increase for the nine months ended September 30, 2018 was primarily attributable to higher interest rates on cash and cash equivalents and marketable securities for the nine months ended September 30, 2018 compared to the same period in 2017.

Other Income

During the nine months ended September 30, 2018, we recorded approximately $369,000 of other income related to the termination of our collaborative agreement with NEXT BT Co. Ltd, the successor in interest to Rexgene Biotech Co., Ltd.  See Note 7, “Deferred Research and Development Arrangement,” in the Notes to Condensed Financial Statements for a discussion of the termination of this agreement.

Unrealized (Loss) Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended September 30, 2018 and 2017, we recorded unrealized (losses) gains on the fair value of our warrants of approximately ($710,000) and $3,121,000.  During the nine months ended September 30, 2018 and 2017, we recorded unrealized gains (losses) on the fair value of our warrants of approximately $3,752,000 and $(9,048,000).  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized loss for the nine months ended September 30, 2017 primarily resulted from a significant increase in the stock price of the underlying common stock at September 30, 2017 compared to December 31, 2016.  An increase in volatility of the common stock during that period also had an impact on the large unrealized loss for the nine months ended September 30, 2017.

Financing Expense

We incurred approximately $333,000 in financing expenses during the nine months ended September 30, 2017 related to our registered direct offering in June 2017.  We did not incur financing expenses during the three months ended September 30, 2017 or the three and nine months ended September 30, 2018.

Net Loss

As a result of the above, net loss for the three and nine months ended September 30, 2018 was approximately $5,339,000 and $11,252,000, or $0.17 and $0.35 per share, respectively, compared to approximately $1,038,000 and $21,702,000, or $0.04 and $0.83 per share, respectively, for the three and nine months ended September 30, 2017, respectively.  As previously discussed, included in the net loss for the three and nine months ended September 30, 2017 are non-cash charges of approximately $3,121,000 and ($9,048,000) in unrealized gains (losses) on the fair value of warrants, compared to unrealized (losses) gains of (710,000) and 3,752,000 for the three and nine months ended September 30, 2018, respectively.

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

RX-3117

 RX-3117 is a novel, investigational oral small molecule nucleoside compound.  We believe RX-3117 has therapeutic potential in a broad range of cancers including pancreatic, bladder, cervical, non-small cell lung cancer and colon cancer.  We are evaluating RX-3117 in combination with Abraxane in Phase 2a proof-of-concept clinical trial in patients with newly diagnosed with metastatic pancreatic cancer, as well as a Phase 2a trial in patients with advanced bladder cancer.

Expenses related to RX-3117 increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 due to increased clinical trial and patient enrollments resulting from the progression of our pancreatic and bladder cancer clinical trials, as well as manufacturing costs for new campaigns. We expect that expenses related to RX-3117 will remain flat for the remainder of 2018 compared to the three months ended September 30, 2018 and decrease compared to the nine months ended September 30, 2018 as we expect drug manufacturing costs to comparatively decrease due to the completion of manufacturing campaigns.

RX-5902

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

Expenses related to RX-5902 increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017.  The increase is primarily attributable to increased clinical trial costs for the Phase 2a study, as well as increased manufacturing costs for new manufacturing campaigns.  We expect that expenses related to RX-5902 will slightly decrease in the remainder of 2018 compared to the three and nine months ended September 30, 2018 as we expect drug manufacturing costs to decrease as manufacturing campaigns are completed.

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

Expenses related to RX-0201 slightly decreased during the three and nine months ended September 30, 2018 compared to the same periods in 2017.  We expect that expenses related to RX-0201 will remain flat for the remainder of 2018 compared to the three and nine months ended September 30, 2018 as we wind down our Phase 2a clinical trial of RX-0201 in patients with metastatic RCC.

Pre-clinical Pipeline

Expenses related to our pre-clinical candidates decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily as a result of decreased research activities.  We expect that expenses related to our pre-clinical pipeline will remain flat for the remainder of 2018 compared to the three and nine months ended September 30, 2018 as we continue testing and development.

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

Liquidity and Capital Resources

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund current operations through the third quarter of 2019, and we would require additional capital to fund operations beyond that point.  These conditions raise substantial doubt about our ability to continue as a going concern within one year from the date these financial statements are issued.

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

Cash Flows

Cash used in operating activities was approximately $14,218,000 for the nine months ended September 30, 2018.  The operating cash flows during the nine months ended September 30, 2018 reflect a net loss of $11,252,000, an unrealized gain on the fair value of warrants of $3,752,000, and a net increase of cash components of working capital and non-cash charges totaling $786,000.  Cash used in operating activities was approximately $11,715,000 for the nine months ended September 30, 2017.  The operating cash flows during the nine months ended September 30, 2017 reflect our net loss of $21,702,000, offset by an unrealized loss on the fair value of warrants of $9,048,000 and a net increase of cash components of working capital and other non-cash charges totaling $939,000.

Cash provided by investing activities was approximately $9,911,000 for the nine months ended September 30, 2018, which consisted of $9,950,000 from the redemption of marketable securities, offset by $39,000 from the purchase of equipment.  Cash used in investing activities was approximately $6,310,000 for the nine months ended September 30, 2017, which consisted of $15,009,000 and $21,000 for the purchases of marketable securities and equipment, respectively, offset by $8,720,000 from the redemption of marketable securities.

There was no cash provided by financing activities for the nine months ended September 30, 2018.  Cash provided by financing activities was approximately $14,673,000 for the nine months ended September 30, 2017, which consisted of $9,241,000 from our registered direct public offering in June 2017, and $5,354,000 and $78,000 from the exercise of stock warrants and options, respectively.

After September 30, 2018, we closed a registered direct offering of 5,769,231 shares of common stock and warrants to purchase up to 5,769,231 shares of common stock, resulting in gross proceeds to us of approximately $7,500,000.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2017 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of September 30, 2018, the total estimated cost to complete our contracts with vendors for research and development services was approximately $6,980,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue as a going concern will require us to raise additional capital to fund our current operations, which may be unavailable on acceptable terms, or at all.

We have incurred negative cash flow from operations since we started our business and have an accumulated deficit.  Based on our current levels of operating expenses, we believe that our cash, cash equivalents and marketable securities at September 30, 2018 and the proceeds received from our completed registered direct public offering in October 2018 will be sufficient to fund current operations through the third quarter of 2019 and that we would require additional capital to fund operations beyond that point.  These conditions raise substantial doubt about our ability to continue as a going concern, as discussed in Note 1, “Operations and Organization,” in the Notes to Condensed Financial Statements.  Our ability to continue as a going concern in the near term is largely dependent on our ability to obtain additional capital, and over time will be impacted by our ability to attain operating efficiencies, control expenditures, and, ultimately, to generate revenue.  However, no assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a consulting agreement, we issued 7,500 shares of common stock during the three months September 30, 2018 to a privately held investor relations firm in consideration for investor relations services.  The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 6.	Exhibits.

Exhibit No.	Description
4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018 is herein incorporated by reference

10.1
Form of Securities Purchase Agreement, dated October 17, 2018, by and between Rexahn Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018, is incorporated herein by reference.

10.2	Clinical Trial Collaboration and Supply Agreement, dated August 13, 2018, by and between Merck Sharp & Dohme B.V., and Rexahn Pharmaceuticals, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Comprehensive Loss; (iv) Condensed Statement of Cash Flows; and (v) Notes to the Financial Statements.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Peter D. Suzdak
Date: November 2, 2018		Peter D. Suzdak
Chief Executive Officer (principal executive officer)

	By:	/s/ Douglas J. Swirsky
Date: November 2, 2018		Douglas J. Swirsky
President and Chief Financial Officer (principal financial and accounting officer)