Form 10-Q
period 2019-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2019-05-10
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	RNN	NYSE American

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,019,141 shares as of May 10, 2019.

REXAHN PHARMACEUTICALS, INC.

PART I.	Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$6,122,787	$8,744,301
Marketable securities	11,892,819	5,981,520
Prepaid expenses and other current assets	976,878	1,173,847
Total Current Assets	18,992,484	15,899,668
Security Deposits	30,785	30,785
Operating Lease Right-of-Use Assets	303,096	-
Equipment, Net	99,027	112,473
Total Assets	$19,425,392	$16,042,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,246,200	$3,152,550
Deferred revenue	150,000	-
Operating lease liabilities, current	113,531	-
Total Current Liabilities	2,509,731	3,152,550
Operating Lease Liabilities, non-current	181,490	-
Warrant Liabilities	794,215	2,307,586
Other Liabilities	-	19,900
Total Liabilities	3,485,436	5,480,036
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 authorized shares, 4,019,141 and 3,122,843 issued and outstanding	402	312
Additional paid-in capital	172,982,394	165,267,656
Accumulated other comprehensive loss	(12,602)	(17,836)
Accumulated deficit	(157,030,238)	(154,687,242)

Total Stockholders’ Equity	15,939,956	10,562,890

Total Liabilities and Stockholders’ Equity	$19,425,392	$16,042,926

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:	$-	$-

Expenses:
General and administrative	1,695,523	1,827,322
Research and development	2,242,229	4,058,533

Total Expenses	3,937,752	5,885,855

Loss from Operations	(3,937,752)	(5,885,855)

Other Income
Interest income	81,385	75,736
Other income	-	368,750
Unrealized gain on fair value of warrants	1,513,371	3,366,496
Total Other Income	1,594,756	3,810,982

Net Loss Before Provision for Income Taxes	(2,342,996)	(2,074,873)
Provision for income taxes	-	-
Net Loss	$(2,342,996)	$(2,074,873)

Net loss per share, basic and diluted	$(0.62)	$(0.79)

Weighted average number of shares outstanding, basic and diluted	3,779,953	2,639,849

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net Loss	$(2,342,996)	$(2,074,873)

Unrealized gain (loss) on available-for-sale securities	5,234	(32,490)

Comprehensive Loss	$(2,337,762)	$(2,107,363)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholder’s Equity
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at January 1, 2019	3,122,843	$312	$165,267,656	$(154,687,242)	$(17,836)	$10,562,890
Issuance of common stock and units, net of issuance costs	895,834	90	7,553,738	-	-	7,553,828
Common stock issued from vested restricted stock units	464	-	-	-	-	-
Stock-based compensation	-	-	161,000	-	-	161,000
Net loss	-	-	-	(2,342,996)	-	(2,342,996)
Other comprehensive income	-	-	-	-	5,234	5,234
Balances at March 31, 2019	4,019,141	$402	$172,982,394	$(157,030,238)	$(12,602)	$15,939,956

Balances at January 1, 2018	2,639,319	264	157,143,930	(140,318,712)	(56,886)	16,768,596
Common stock issued in exchange for services	625	-	12,150	-	-	12,150
Stock-based compensation	-	-	296,577	-	-	296,577
Common stock issued from vested restricted stock units	983	-	-	-	-	-
Net loss	-	-	-	(2,074,873)	-	(2,074,873)
Other comprehensive loss	-	-	-	-	(32,490)	(32,490)
Balances at March 31, 2018	2,640,927	$264	$157,452,657	$(142,393,585)	$(89,376)	$14,969,960

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,342,996)	$(2,074,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	-	12,150
Depreciation and amortization	11,533	14,600
Loss on sale of equipment	9,594	-
Amortization of premiums and discounts on marketable securities, net	(18,499)	14,907
Stock-based compensation	161,000	296,577
Amortization and termination of deferred research and development arrangement	-	(375,000)
Unrealized gain on fair value of warrants	(1,513,371)	(3,366,496)
Amortization of deferred lease incentive	-	(3,111)
Deferred rent	-	(5,463)
Changes in assets and liabilities:
Prepaid expenses and other assets	73,367	73,276
Accounts payable and accrued expenses	(906,350)	(184,905)
Deferred revenue	150,000	-
Other, net	(4,373)	-
Net Cash Used in Operating Activities	(4,380,095)	(5,598,338)
Cash Flows from Investing Activities:
Purchase of equipment	(13,181)	(2,520)
Sale of equipment	5,500	-
Purchase of marketable securities	(8,887,566)	-
Redemption of marketable securities	3,000,000	3,000,000
Net Cash (Used In) Provided by Investing Activities	(5,895,247)	2,997,480
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	7,653,828	-
Net Cash Provided by Financing Activities	7,653,828	-
Net Decrease in Cash and Cash Equivalents	(2,621,514)	(2,600,858)
Cash and Cash Equivalents – beginning of period	8,744,301	8,899,154
Cash and Cash Equivalents - end of period	$6,122,787	$6,298,296
Supplemental Cash Flow Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$84,651	$-
Non-cash financing and investing activities:
Warrants issued	$4,735,913	$-
Operating right of use assets obtained in exchange for lease obligations:	$380,935	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the development of innovative treatments for cancer.  The Company had an accumulated deficit of $157,030,238 at March 31, 2019 and anticipates incurring losses through fiscal year 2019 and beyond.  The Company has not yet generated commercial revenues and has funded its operations to date through the sale of shares of its common stock and warrants, exercises of stock warrants, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least for the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2019 and December 31, 2018 and of the results of operations, comprehensive loss, stockholders' equity and cash flows for the three months ended March 31, 2019 and 2018 have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2019. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K.   The unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company adopted the standard on January 1, 2019.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows carryforward of the historical lease classification. The Company is not electing the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Adoption of this standard resulted in recognition of additional net right of use assets and lease liabilities, both of which were not quantitatively material to the Company’s financial statements, and there was no impact to the Company’s accumulated deficit.  Adoption of this standard did not have a notable impact on the Company's liquidity.

See Note 8 for additional discussion on the Company’s leases and the adoption of ASU 2016-02.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	CostBasis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$5,902,433	$-	$(5,414)	$5,897,019
Corporate Bonds	6,002,988	-	(7,188)	5,995,800
Total Marketable Securities	$11,905,421	$-	$(12,602)	$11,892,819

	December 31, 2018
	CostBasis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$5,999,356	$-	$(17,836)	$5,981,520

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of March 31, 2019, the Company had three corporate bonds with an aggregate fair value of $2,999,490 and unrealized losses of $3,999, and six investments of commercial paper with an aggregate fair value of $5,897,019 and unrealized losses of $5,414 that have been unrealized losses for less than 12 months.  In addition, as of March 31, 2019, the Company had three corporate bonds with an aggregate fair value of $2,996,310 and unrealized losses of $3,189 that have been unrealized losses for greater than 12 months.  The Company does not intend to sell its marketable securities in an unrealized loss position.  Based upon these securities’ fair value relative to the cost, high ratings, and volatility of fair value, the Company considers the declines in market value of its marketable securities to be temporary in nature, does not consider any of its investments other-than-temporarily impaired, and anticipates that it will recover the entire amortized cost basis.

As of March 31, 2019, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	March 31, 2019	December 31, 2018

Deposits on contracts	$566,721	$618,417
Prepaid expenses and other current assets	410,157	555,430

	$976,878	$1,173,847

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	March 31, 2019	December 31, 2018

Furniture and fixtures	$78,094	$82,686
Office and computer equipment	172,670	159,489
Lab equipment	-	447,653
Leasehold improvements	131,762	131,762

Total equipment	382,526	821,590
Less: Accumulated depreciation and amortization	(283,499)	(709,117)

Net carrying amount	$99,027	$112,473

During the three months ended March 31, 2019, the Company sold its lab equipment prior to terminating its laboratory lease. The Company recorded a loss of $9,594 on the sale, which is included in general and administrative expense in the Company’s statement of operations.

6.	Accounts Payable and Accrued Expenses

	March 31, 2019	December 31, 2018

Trade payables	$927,020	$547,519
Accrued expenses	202,068	140,637
Accrued research and development contract costs	923,809	1,782,131
Payroll liabilities	193,303	682,263

	$2,246,200	$3,152,550

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

7.	Collaboration Agreement

On February 25, 2019, The Company entered into a collaboration and license agreement (the “Collaboration and License Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for pancreatic and other cancers in the Republic of Singapore, China, Hong Kong, Macau and Taiwan (the “Territory”). Under the terms of the Collaboration and License Agreement, the Company will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for the prevention or treatment of metastatic pancreatic cancer and other forms of cancer in the Territory that is effective upon payment in full of an upfront payment. The upfront payment consists of an aggregate of $3,000,000, $150,000 of which had been paid by March 31, 2019.  The remaining $2,850,000 is due in two installments with the final installment due on August 24, 2019. Under the Collaboration and License Agreement, the Company is also eligible to receive milestone payments in an aggregate of up to $226,000,000 upon the achievement of development, regulatory and commercial goals. The Company will also be eligible to receive tiered royalties in the low double digits to mid-teens on annual net sales in the Territory.

The Company has evaluated the Collaboration and License Agreement under ASC 606, “Revenue from Contracts with Customers”, to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the Collaboration and License Agreement.  In performing its evaluation, the Company identified the promised goods or services in the contract and determined whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract.

The Company determined the transaction price is equal to the upfront fee of $3,000,000 and the future milestone and royalty payments are constrained variable consideration that will be incorporated as part of the periodic update of the transaction price.  The transaction price will be allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation.  The Company identified the granting of the exclusive license to develop RX-3117 and the promise to supply RX-3117 for clinical trials as the performance obligations associated with this agreement.

As neither performance obligation has been satisfied, the Company recognized no revenue for the three months ended March 31, 2019 and recorded the $150,000 received as deferred revenue on its balance sheet.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

8.	Leases

The Company adopted ASU 2016-02 on January 1, 2019.  Upon adoption, leases classified as operating leases under previous U.S. GAAP are recognized as right of use lease assets and lease liabilities.  The classification criteria for distinguishing between finance leases and operating leases pursuant to ASU 2016-02 are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance.  Upon adoption, the Company did not have any finance leases, and the Company’s operating leases were as follows:

Office Space Lease

The Company leases 7,193 square feet of office space in Rockville Maryland, with a lease term ending June 30, 2019.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  On March 18, 2019, the Company amended its office space to extend the lease for 5,466 square feet for a lease term commencing July 1, 2019 and ending June 30, 2024. The amended lease has escalating rent payments for which the Company records rent expense on a straight line basis over the lease term, and an option to terminate the leased premises, without penalty, on June 30, 2021.  The Company is reasonably certain that it will not remain in these leased premises after the optional termination date, and therefore, is using the optional termination date in assessing the lease term.

Laboratory Lease

The Company was leasing 2,552 square feet of laboratory space with a lease term due to end on June 30, 2020.  The Company terminated its laboratory lease agreement on February 4, 2019 and surrendered the premises on February 28, 2019.

The following table summarizes the right of use lease assets and lease liabilities as of March 31, 2019:

Right-of-Use Assets	$303,096

Operating Lease Liabilities
Current	$113,531
Long Term	181,490
Total Operating Lease Liabilities	$295,021

Lease expense for the three months ended March 31, 2019 was $96,291, which includes $80,279 in operating lease costs and $16,012 in variable lease costs.   The right-of-use asset and lease liability were calculated using an estimated incremental borrowing rate of 11%.  At March 31, 2019, the weighted average lease term was 1.8 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The table below summarizes the Company’s scheduled future minimum lease payments recorded on the balance sheet, as of March 31, 2019:

Year Ending December 31:
2019 (excluding the three months ended March 31, 2019)	$99,819
2020	154,961
2021	78,437
Minimum lease payments	333,217
Less: Imputed interest	(38,196)
Present value of minimum lease payments	295,021
Less: current maturities of lease obligations	(113,531)
Long-term lease obligations	$181,490

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of March 31, 2019 and December 31, 2018, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 2,173,195 and 1,322,602 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred during the three months ended March 31, 2019:

January 2019 Public Offering

On January 25, 2019, the Company closed an underwritten public offering of 895,834 shares of common stock and warrants to purchase up to 895,886 shares of common stock, resulting in gross proceeds to the Company of approximately $8,600,000.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $9.60 per unit, with an exercise price for the warrants of $9.60 per share.  The warrants were immediately exercisable and will remain exercisable until January 25, 2024.  The warrants issued are classified as equity instruments.  The closing costs of this offering were $1,046,172 in underwriter’s and other professional fees that are recorded as a reduction in the gross proceeds of the offering.

Restricted Stock Units

During the three months ended March 31, 2019, the Company issued 464 shares resulting from the vesting of restricted stock units (“RSUs”).

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of March 31, 2019, the Company had 251,435 options to purchase common stock and 271 RSUs outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company. At the Company’s Annual Meeting held on June 9, 2016, the Company’s shareholders voted to approve an amendment and restatement of the 2013 Plan, including to provide for awards of restricted stock and restricted stock units.  The Company initially reserved 141,666 shares of common stock for issuance pursuant to the 2013 Plan, and on April 11, 2017, the Company’s shareholders approved an increase of 141,667 shares of common stock reserved for issuance pursuant to the 2013 Plan. As of March 31, 2019, there were 229,452 options and 271 RSUs outstanding under the 2013 Plan, and 51,579 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  Under the 2003 Plan, the Company granted stock options to key employees, directors and consultants of the Company.  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of March 31, 2019, there were 21,983 options outstanding under the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended March 31,
	2019	2018
Statement of operations line item:
General and administrative	$116,679	$216,415
Research and development	44,321	80,162

Total	$161,000	$296,577

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 31,243 stock options granted at exercise prices ranging from $6.36 to $7.45 with an aggregate fair value of $149,436 during the three months ended March 31, 2019.

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

The assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended March 31,
	2019	2018
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	74%	69-72%
Risk-free interest rate	2.5-2.6%	2.3-2.7%
Expected term (in years)	6 years	6 years

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	255,922	$41.88	7.8 years	$-
Granted	31,243	$7.20
Exercised	-	$-
Expired	(1,000)	$44.40
Cancelled	(34,730)	$22.89

Outstanding, March 31, 2019	251,435	$40.15	7.6 years	$-
Exercisable, March 31, 2019	138,292	$60.45	6.2 years	$-

There were no stock options exercised during the three months ended March 31, 2019 and 2018. The weighted average fair value of the options granted was $4.78 and $16.20 for the three months ended March 31, 2019 and 2018, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

A summary of the Company’s unvested options as of March 31, 2019 and changes during the three months ended March 31, 2019 is presented below:

	2019
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2019	131,531	$13.19
Granted	31,243	$4.78
Vested	(16,531)	$20.16
Cancelled	(33,100)	$12.73

Unvested at March 31, 2019	113,143	$9.99

As of March 31, 2019, there was $964,646 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.8 years.

Summary of Restricted Stock Unit Transactions

The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the three months ended March 31, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	1,394	$22.08
Granted	-	$-
Vested and Released	(464)	$22.08
Cancelled	(659)	$22.08

Outstanding, March 31, 2019	271	$22.08

As of March 31, 2019, there was $5,616 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.9 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

The following table summarizes the Company’s outstanding warrants to purchase common stock as of March 31, 2019 and December 31, 2018:

	Number of Warrants:
Warrant Issuance	March 31, 2019	December 31, 2018	Exercise Price	Expiration Date
Liability-classified Warrants
January 2014 Investor Warrants	-	39,683	$153.60	Jan. 2019
November 2015 Investor Warrants	104,168	104,168	$63.60	May 2021
November 2015 Placement Agent Warrants	279	279	$63.60	Nov. 2020
March 2016 Investor Warrants	50,651	50,651	$50.40	Sept. 2021
September 2016 Investor Warrants	67,084	67,084	$36.00	Mar. 2022
June 2017 Investor Warrants	126,264	126,264	$48.00	Dec. 2022
June 2017 Placement Agent Warrants	15,153	15,153	$49.50	Jun. 2022
October 2017 Investor Warrants	136,058	136,058	$34.20	Apr. 2023
October 2017 Placement Agent Warrants	16,327	16,327	$36.72	Oct. 2022
Total liability classified warrants	515,984	555,667

Equity-classified Warrants
October 2018 Investor Warrants	480,771	480,771	$20.04	Apr. 2024
October 2018 Placement Agent Warrants	28,848	28,848	$19.50	Oct. 2023
January 2019 Investor Warrants	895,886	-	$9.60	Jan. 2024
Total equity-classified warrants	1,405,505	509,619

Total outstanding warrants	1,921,489	1,065,286

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2019:

	Number of Warrants
	Liability- classified	Equity- classified	Total	Weighted average exercise price
Balance, January 1, 2019	555,667	509,619	1,065,286	$37.52
Issued during the period	-	895,886	895,886	$9.60
Exercised during the period	-	-	-	$-
Expired during the period	(39,683)	-	(39,683)	$153.60

Balance, March 31, 2019	515,984	1,405,505	1,921,489	$22.10

At March 31, 2019, the weighted average remaining contractual life of the outstanding warrants was 4.4 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the liability-classified warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	March 31, 2019	December 31, 2018
November 2015 Investor Warrants	37,834	234,918
November 2015 Placement Agent Warrants	55	435
March 2016 Investor Warrants	45,300	160,099
September 2016 Investor Warrants	115,965	333,834
June 2017 Investor Warrants	234,933	623,324
June 2017 Placement Agent Warrants	23,238	65,149
October 2017 Investor Warrants	305,050	801,551
October 2017 Placement Agent Warrants	31,840	88,276
Total:	$794,215	$2,307,586

The assumptions used in calculating the fair values of the liability-classified warrants are as follows:

	March 31, 2019	December 31, 2018
Trading market prices	$6.12	$11.16
Estimated future volatility	103%	105%
Dividend	-	-
Estimated future risk-free rate	2.09-2.20%	2.35-2.53%
Equivalent volatility	91-101%	99-104%
Equivalent risk-free rate	2.31-2.40%	2.51-2.55%
Fundamental transaction likelihood, at end of warrant term	5%	5%

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended March 31,
	2019	2018
Expired Warrants	$-	$64,281
November 2015 Investor Warrants	197,084	640,954
November 2015 Placement Agent Warrants	380	1,578
March 2016 Investor Warrants	114,799	327,454
September 2016 Investor Warrants	217,869	434,375
June 2017 Investor Warrants	388,391	823,171
June 2017 Placement Agent Warrants	41,911	97,309
October 2017 Investor Warrants	496,501	872,346
October 2017 Placement Agent Warrants	56,436	105,028
Total:	$1,513,371	$3,366,496

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2019 and 2018 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2019 and December 31, 2018, the Company had unused net operating loss carry-forwards of approximately $151,071,000 and $147,086,000 respectively, which portions of expire at various dates beginning in 2021.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2019 and December 31, 2018, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31, 2019	December 31, 2017

Net Operating Loss Carryforwards	$42,300,000	$41,184,000
Stock Compensation Expense	1,618,000	1,608,000
Book tax differences on assets and liabilities	109,000	195,000
Valuation Allowance	(44,027,000)	(42,987,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2015 through 2018 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2019, the total estimated cost to complete these agreements was approximately $4,790,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of March 31, 2019, the milestone has not occurred.

c)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $27,879 and $35,809 for the three months ended March 31, 2019 and 2018, respectively.

d)
On February 5, 2018, the Company and NEXT BT Co. Ltd (“Next BT”) terminated a research collaboration agreement between the Company and Rexgene Biotech Co., Ltd, a predecessor in interest to Next BT. In exchange for Next BT terminating its rights to RX-0201 in Asia, the Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  As of March 31, 2019, the Company has not made any royalty payments to Next BT.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at March 31, 2019 and December 31, 2018, and no transfers between Level 1, 2 and 3 during the three months ended March 31, 2019.

de
Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	5,897,019	-	5,897,019	-
Corporate Bonds	5,995,800	-	5,995,800	-
Total Assets:	$11,892,819	$-	$11,892,819	$-

Liabilities:
Warrant Liabilities	$794,215	$-	$-	794,215

Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Corporate Bonds	$5,981,520	$-	$5,981,520	$-

Liabilities:
Warrant Liabilities	$2,307,586	$-	$-	$2,307,586

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The reconciliation of changes to the fair value of the Company’s warrant liabilities for the three months ended March 31, 2019 is as follows:

Warrant Liabilities
Balance at January 1, 2019	$2,307,586
Unrealized gains, net	(1,513,371)
Balance at March 31, 2019	$794,215

16.	Subsequent Events

On April 11, 2019, the Company received an installment payment of $1,350,000 from BioSense for the exclusive license pursuant to the Collaboration and License Agreement described in Note 7.

On April 12, 2019 the Company effected a 1-for-12 reverse stock split of the outstanding shares of the Company’s common stock.  Each 12 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding at the effective time of the reverse stock split were reclassified and combined into one share of common stock par value $0.0001 per share. The number of shares of common stock and preferred stock the Company is authorized to issue remained unchanged at 75,000,000 and 10,000,000, respectively.  All share and per share amounts have been restated for all periods to give retroactive effect to the reverse stock split.  Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common stock” to “Additional paid-in capital.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•	our understandings and beliefs regarding the role of certain biological mechanisms and processes in cancer;

•	our drug candidates being in early stages of development, including in preclinical development;

•	our ability to initially develop drug candidates for orphan indications to reduce the time-to-market and take advantage of certain incentives provided by the U.S. Food and Drug Administration;

•	our ability to successfully and timely complete clinical trials for our drug candidates in clinical development;

•	uncertainties related to the timing, results and analyses related to our drug candidates in preclinical development;

•	our ability to obtain the necessary U.S. and international regulatory approvals for our drug candidates;

•	our reliance on third-party contract research organizations and other investigators and collaborators for certain research and development services;

•	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials;

•	our ability to form strategic alliances and partnerships with pharmaceutical companies and other partners for development, sales and marketing of certain of our product candidates;

•	demand for and market acceptance of our drug candidates;

•	the scope and validity of our intellectual property protection for our drug candidates and our ability to develop our candidates without infringing the intellectual property rights of others;

•	our lack of profitability and the need for additional capital to operate our business;

•
other risks and uncertainties, including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

We are a clinical stage biopharmaceutical company developing innovative therapies to improve patient outcomes in cancers that are difficult to treat. Our mission is to improve the lives of cancer patients by developing next-generation cancer therapies that are designed to maximize efficacy and minimize the toxicity and side effects traditionally associated with cancer treatment. Our pipeline features two product candidates in Phase 2 clinical development and additional compounds in preclinical development. Our strategy is to advance our existing product candidates and to continue building a significant pipeline of innovative oncology product candidates that we intend to develop and commercialize with partners. Our clinical stage product candidates in active development are RX-3117 and RX-5902.

•
RX-3117 is a novel, investigational oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  Because UCK2 is overexpressed in multiple human tumors, but has a very limited presence in normal tissues, RX-3117 offers the potential for a targeted anti-cancer therapy with an improved efficacy and safety profile, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, lung and cervical cancer.  RX-3117 is currently being evaluated in a Phase 2a clinical trial in combination with Celgene’s Abraxane® (paclitaxel protein-bound particles for injectable suspension) as a first-line treatment in patients newly diagnosed with metastatic pancreatic cancer.  Preliminary safety and efficacy data from this trial reported in January 2019 showed a 38% overall response rate in the 24 patients who had at least one scan on treatment and were included in the preliminary evaluation of overall response.  The trial began dosing patients in November 2017 and reached the target enrollment of 40 patients in February 2019.   RX-3117 has received “orphan drug designation” from the U.S. Food and Drug Administration (“FDA”) and from the European Commission for pancreatic cancer.  RX-3117 is also being evaluated in a Phase 2a clinical trial in advanced bladder cancer.  We presented updated preliminary safety and efficacy data from this trial in February 2019.

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

•
RX-0301 is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  RX-0301 is the subject of a research and development collaboration with Zhejiang Haichang Biotechnology Co., Ltd (“Haichang”) for the development of RX-0301 to conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatocellular carcinoma.  RX-0301 is being developed as a nano-liposomal formulation of RX-0201 (Archexin®) using Haichang’s proprietary QTsome™ technology. Rexahn was previously developing RX-0201 for the treatment of renal cell carcinoma (“RCC”).  In February 2018, in response to the changing treatment landscape for metastatic RCC over the prior two years with the approval of new therapies by the FDA, we announced plans to discontinue the internally funded programs of RX-0201 and ceased enrolling patients in a Phase 2a proof-of-concept clinical trial of RX-0201 in patients with metastatic RCC.  RX-0301 is currently in preclinical development.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

Total Revenues

We had no revenues for the three months ended March 31, 2019 or 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased approximately $131,000, or 7.2%, to approximately $1,696,000 for the three months ended March 31, 2019 from $1,827,000 for the three months ended March 31, 2018.  The decrease for the three months ended March 31, 2019 was primarily attributable to decreased personnel costs offset by increases in professional fees primarily attributable to our special shareholder’s meeting in March 2019.

Research and Development Expenses

Research and development expenses decreased approximately $1,817,000, or 44.8%, to approximately $2,242,000 for the three months ended March 31, 2019, from approximately $4,059,000 for the three months ended March 31, 2018.  The decrease is primarily attributable to decreases in drug manufacturing costs. During the three months ended March 31, 2019, we incurred approximately $218,000 in drug manufacturing costs, compared to approximately $1,253,000 for the corresponding period in 2018.  Because the volume and timing of our drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities.  The decreases are also partially attributable to reduced costs as a result of our December 2018 restructuring, which eliminated six positions, certain preclinical activities, and the completion of enrollment in our RX-3117 bladder and our RX-5902 TNBC monotherapy clinical trials.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Clinical Candidates:
RX-3117	$1,078,400	$2,111,600
RX-5902	342,400	914,400
RX-0201	115,800	152,800

Preclinical, Personnel and Overhead	705,629	879,733

Total Research and Development Expenses	$2,242,229	$4,058,533

Interest Income

Interest income increased approximately $6,000 or 7.5% for the three months ended March 31, 2019 compared to the same period in 2018.  The increase was primarily attributable to higher interest rates on cash and cash equivalents and marketable securities for the three months ended March 31, 2019 compared to the same period in 2018.

Other Income

During the three months ended March 31, 2018, we recorded approximately $369,000 of other income related to the early termination of our collaborative agreement with NEXT BT Co. Ltd, the successor in interest to Rexgene Biotech Co., Ltd.  We did not record other income for the three months ended March 31, 2019.

Unrealized Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended March 31, 2019 and 2018, we recorded unrealized gains on the fair value of our warrants of approximately $1,513,000 and $3,366,000, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gains for the three months ended March 31, 2019 and 2018 primarily resulted from a significant decrease in the stock price of the underlying common stock at the end of these periods compared to the stock price at the beginnings of these periods.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2019 and 2018 was approximately $2,343,000 and $2,075,000, or $0.62 and $0.79 per share, respectively.

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

Expenses related to RX-3117 decreased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to decreased manufacturing costs due to having supply of drug product already available from earlier manufacturing campaigns. We expect that expenses related to RX-3117 will remain flat for the remainder of 2019 compared to the three months ended March 31, 2019 as we continue our Phase 2a clinical trial of RX-3117 with Abraxane.

RX-5902

RX-5902 is a potential first-in-class small molecule inhibitor of phosphorylated p68, a protein that we believe plays a key role in cancer growth, progression and metastasis.  Phosphorylated p68 results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.

Expenses related to RX-5902 decreased during the three months ended March 31, 2019 compared to the same period in 2018.  The decrease is primarily attributable to decreased clinical costs due to the cessation of enrollment in the Phase 2a monotherapy trial and drug manufacturing costs for campaigns completed in 2018.  We expect that expenses related to RX-5902 will decline in 2019 compared to 2018 as we evaluate the development strategy for RX-5902.

RX-0201

We were developing RX-0201 is a potential best-in-class, potent inhibitor of the protein kinase Akt-1.  In February 2018, we announced plans to discontinue the internally funded programs of RX-0201 and ceased enrolling patients in a Phase 2a clinical trial of RX-0201 in patients with metastatic RCC.

Expenses related to RX-0201 decreased during the three months ended March 31, 2019 compared to the same period in 2018.  As the Phase 2a clinical trial of RX-0201 has ceased enrolling patients, we expect future expenses related to RX-0201 will not be significant.

Research and Development Process

We have engaged third-party CROs and other investigators and collaborators, such as universities medical institutions and other life science companies, to conduct our preclinical studies, toxicology studies and clinical trials.  Engaging third party contract research organizations is typical practice in our industry. However, relying on such organizations means that the clinical trials and other studies described above are being conducted at external locations and that the completion of these trials and studies is not within our direct control. Trials and studies may be delayed due to circumstances outside our control, and such delays may result in additional expenses for us.

Liquidity and Capital Resources

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  We will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all.  We believe that our cash, cash equivalents, and marketable securities, will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months following the issuance of the financial statements contained in this Quarterly Report.  We believe we have the capability of managing our operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

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

Cash Flows

Cash used in operating activities was approximately $4,380,000 for the three months ended March 31, 2019.  The operating cash flows during the three months ended March 31, 2019 reflect a net loss of approximately $2,343,000, an unrealized gain on the fair value of warrants of approximately $1,513,000, and a net decrease of cash components of working capital and non-cash charges totaling $524,000. Cash used in operating activities was approximately $5,598,000 for the three months ended March 31, 2018.  The operating cash flows during the three months ended March 31, 2018 reflect a net loss of approximately $2,075,000, an unrealized gain on the fair value of warrants of approximately $3,366,000, and a net decrease of cash components of working capital and non-cash charges totaling $157,000.

Cash used by investing activities was approximately $5,895,000 for the three months ended March 31, 2019, which consisted of approximately $8,888,000 and approximately $13,000 from the purchases of marketable securities and equipment, respectively, offset by approximately $6,000 from the sale of equipment and $3,000,000 from the redemption of marketable securities.  Cash provided by investing activities was approximately $2,997,000 for the nine months ended March 31, 2018, which consisted of $3,000,000 from the redemption of marketable securities, offset by $3,000 from the purchase of equipment.

Cash provided by financing activities was approximately $7,654,000 for the three months ended March 31, 2019, which consisted of net proceeds from our underwritten offering in January 2019.  There was no cash provided by financing activities for the three months ended March 31, 2018.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2018 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of March 31, 2019, the total estimated cost to complete our contracts with vendors for research and development services was approximately $4,790,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  You should carefully consider the following discussion of risk factors, in its entirety. In addition to the other information set forth in this report, you should carefully consider the factors set forth in the Risk Factors section of our 2018 Form 10-K, as well as other information contained in the 2018 Form 10-K and in other reports we file with the SEC.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2005, is incorporated herein by reference.

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 30, 2018, is incorporated herein by reference.

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 12, 2019, is incorporated herein by reference.

4.1	Form of Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2019, is incorporated herein by reference.

10.1	Sixth Amendment to Lease Agreement, dated as of March 18, 2019, by and between the registrant and SG Plaza Holdings, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Comprehensive Loss; (iv) Condensed Statement of Stockholders’ Equity; (v) Condensed Statement of Cash Flows; and (vi) Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Douglas J. Swirsky
Date: May 10, 2019		Douglas J. Swirsky
Chief Executive Officer and President (principal executive, financial and accounting officer)