Form 10-Q
period 2019-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2019-08-07
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to_______

Commission File No.:001-34079
Rexahn Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15245 Shady Grove Road, Suite 455 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

Telephone: (240) 268-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	REXN	Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,019,141 shares as of August 7, 2019.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,310,049	$8,744,301
Marketable securities	8,950,120	5,981,520
Prepaid expenses and other current assets	1,033,041	1,173,847
Total Current Assets	17,293,210	15,899,668
Security Deposits	25,681	30,785
Operating Lease Right-of-Use Assets	263,658	-
Equipment, Net	94,685	112,473
Total Assets	$17,677,234	$16,042,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,920,734	$3,152,550
Deferred revenue	1,500,000	-
Operating lease liabilities, current	130,466	-
Total Current Liabilities	3,551,200	3,152,550
Operating Lease Liabilities, non-current	136,196	-
Warrant Liabilities	366,732	2,307,586
Other Liabilities	-	19,900
Total Liabilities	4,054,128	5,480,036
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 authorized shares, 4,019,141 and 3,122,843 issued and outstanding	402	312
Additional paid-in capital	173,110,047	165,267,656
Accumulated other comprehensive income (loss)	7,179	(17,836)
Accumulated deficit	(159,494,522)	(154,687,242)

Total Stockholders’ Equity	13,623,106	10,562,890

Total Liabilities and Stockholders’ Equity	$17,677,234	$16,042,926

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,340,016	1,568,848	3,035,538	3,396,170
Research and development	1,648,401	3,432,593	3,890,631	7,491,126

Total Expenses	2,988,417	5,001,441	6,926,169	10,887,296

Loss from Operations	(2,988,417)	(5,001,441)	(6,926,169)	(10,887,296)

Other Income
Interest income	96,650	67,473	178,035	143,209
Other income	-	-	-	368,750
Unrealized gain on fair value of warrants	427,483	1,095,700	1,940,854	4,462,196
Total Other Income	524,133	1,163,173	2,118,889	4,974,155

Net Loss Before Provision for Income Taxes	(2,464,284)	(3,838,268)	(4,807,280)	(5,913,141)
Provision for income taxes	-	-	-	-
Net Loss	$(2,464,284)	$(3,838,268)	$(4,807,280)	$(5,913,141)

Net loss per share, basic and diluted	$(0.61)	$(1.45)	$(1.23)	$(2.24)

Weighted average number of shares outstanding, basic and diluted	4,019,141	2,640,927	3,900,208	2,640,391

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net Loss	$(2,464,284)	$(3,838,268)	$(4,807,280)	$(5,913,141)

Unrealized gain (loss) on available-for-sale securities	19,781	24,421	25,015	(8,069)

Comprehensive Loss	$(2,444,503)	$(3,813,847)	$(4,782,265)	$(5,921,210)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at April 1, 2019	4,019,141	$402	$172,982,394	$(157,030,238)	$(12,602)	$15,939,956
Stock-based compensation	-	-	127,653	-	-	127,653
Net loss	-	-	-	(2,464,284)	-	(2,464,284)
Other comprehensive income	-	-	-	-	19,781	19,781
Balances at June 30, 2019	4,019,141	$402	$173,110,047	$(159,494,522)	$7,179	$13,623,106

Balances at April 1, 2018	2,640,927	264	157,452,657	(142,393,585)	(89,376)	14,969,960
Stock-based compensation	-	-	267,151	-	-	267,151
Net loss	-	-	-	(3,838,268)	-	(3,838,268)
Other comprehensive income	-	-	-	-	24,421	24,421
Balances at June 30, 2018	2,640,927	$264	$157,719,808	$(146,231,853)	$(64,955)	$11,423,264

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2019 and 2018 (continued)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2019	3,122,843	$312	$165,267,656	$(154,687,242)	$(17,836)	$10,562,890
Issuance of common stock and units, net of issuance costs	895,834	90	7,553,738	-	-	7,553,828
Common stock issued from vested restricted stock units	464	-	-	-	-	-
Stock-based compensation	-	-	288,653	-	-	288,653
Net loss	-	-	-	(4,807,280)	-	(4,807,280)
Other comprehensive income	-	-	-	-	25,015	25,015
Balances at June 30, 2019	4,019,141	$402	$173,110,047	$(159,494,522)	$7,179	$13,623,106

Balances at January 1, 2018	2,639,319	264	157,143,930	(140,318,712)	(56,886)	16,768,596
Common stock issued in exchange for services	625	-	12,150	-	-	12,150
Stock-based compensation	-	-	563,728	-	-	563,728
Common stock issued from vested restricted stock units	983	-	-	-	-	-
Net loss	-	-	-	(5,913,141)	-	(5,913,141)
Other comprehensive loss	-	-	-	-	(8,069)	(8,069)
Balances at June 30, 2018	2,640,927	$264	$157,719,808	$(146,231,853)	$(64,955)	$11,423,264

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,807,280)	$(5,913,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	-	12,150
Depreciation and amortization	22,077	27,188
Loss on sale of equipment	9,594	-
Amortization of premiums and discounts on marketable securities, net	(56,019)	26,504
Stock-based compensation	288,653	563,728
Amortization and termination of deferred research and development arrangement	-	(375,000)
Unrealized gain on fair value of warrants	(1,940,854)	(4,462,196)
Amortization of deferred lease incentive	-	(6,222)
Deferred rent	-	(10,927)
Changes in assets and liabilities:
Prepaid expenses and other assets	22,308	(61,237)
Accounts payable and accrued expenses	(1,231,816)	147,767
Deferred revenue	1,500,000	-
Other, net	6,706	-
Net Cash Used in Operating Activities	(6,186,631)	(10,051,386)
Cash Flows from Investing Activities:
Purchase of equipment	(19,383)	(3,493)
Sale of equipment	5,500	-
Purchase of marketable securities	(8,887,566)	-
Redemption of marketable securities	6,000,000	6,250,000
Net Cash (Used In) Provided by Investing Activities	(2,901,449)	6,246,507
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	7,653,828	-
Net Cash Provided by Financing Activities	7,653,828	-
Net Decrease in Cash and Cash Equivalents	(1,434,252)	(3,804,879)
Cash and Cash Equivalents – beginning of period	8,744,301	8,899,154
Cash and Cash Equivalents - end of period	$7,310,049	$5,094,275
Supplemental Cash Flow Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$120,700	$-
Non-cash financing and investing activities:
Warrants issued	$4,735,913	$-
Operating lease right-of-use assets obtained in exchange for lease obligations:	$380,935	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the development of innovative treatments for cancer.  The Company had an accumulated deficit of $159,494,522 at June 30, 2019 and anticipates incurring losses through fiscal year 2019 and beyond.  The Company has not yet generated commercial revenues and has funded its operations to date through the sale of shares of its common stock and warrants, exercises of stock warrants, interest income from cash, cash equivalents and marketable securities, and proceeds from reimbursed research and development costs.  The Company believes that its cash, cash equivalents and marketable securities, will be sufficient to cover its cash flow requirements for its current activities for at least for the next 12 months from the date these financial statements were issued.  Management believes it has the capability of managing the Company’s operations within existing cash available by focusing on select research and development activities, selecting projects in conjunction with potential financings and milestones, and efficiently managing its general and administrative affairs.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2019 and December 31, 2018 and of the results of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 have been included.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2019. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K.  The unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2019.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows carryforward of the historical lease classification. The Company is not electing the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Adoption of this standard resulted in recognition of additional net right-of-use assets and lease liabilities, both of which were not quantitatively material to the Company’s financial statements, and there was no impact to the Company’s accumulated deficit.  Adoption of this standard did not have a notable impact on the Company’s liquidity.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$5,940,729	$4,831	$-	$5,945,560
Corporate Bonds	3,002,212	2,348	-	3,004,560
Total Marketable Securities	$8,942,941	$7,179	$-	$8,950,120

	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$5,999,356	$-	$(17,836)	$5,981,520

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of June 30, 2019, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	June 30, 2019	December 31, 2018

Deposits on contracts	$370,942	$618,417
Prepaid expenses and other current assets	662,099	555,430

	$1,033,041	$1,173,847

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	June 30, 2019	December 31, 2018

Furniture and fixtures	$67,650	$82,686
Office and computer equipment	178,872	159,489
Lab equipment	-	447,653
Leasehold improvements	116,403	131,762

Total equipment	362,925	821,590
Less: Accumulated depreciation and amortization	(268,240)	(709,117)

Net carrying amount	$94,685	$112,473

During the six months ended June 30, 2019, the Company sold its lab equipment prior to terminating its laboratory lease. The Company recorded a loss of $9,594 on the sale, which is included in general and administrative expense in the Company’s statement of operations.

6.	Accounts Payable and Accrued Expenses

	June 30, 2019	December 31, 2018

Trade payables	$945,829	$547,519
Accrued expenses	89,000	140,637
Accrued research and development contract costs	623,266	1,782,131
Payroll liabilities	262,639	682,263

	$1,920,734	$3,152,550

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

7.	Collaboration Agreements

BioSense Global LLC

On February 25, 2019, the Company entered into a collaboration and license agreement (the “Collaboration and License Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for pancreatic and other cancers in the Republic of Singapore, China, Hong Kong, Macau and Taiwan (the “Territory”). Under the terms of the Collaboration and License Agreement, the Company will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for the prevention or treatment of metastatic pancreatic cancer and other forms of cancer in the Territory that is effective upon payment in full of an upfront payment. The upfront payment consists of an aggregate of $3,000,000, $1,500,000 of which had been paid by June 30, 2019, and the remaining $1,500,000 of which is due on August 24, 2019. Under the Collaboration and License Agreement, the Company is also eligible to receive milestone payments (i) in an aggregate of up to $126,000,000 for the achievement of development and regulatory goals in China and (ii) in an aggregate of up to $100,000,000 for the achievement of annual sales goals in the Republic of Singapore, China, Hong Kong, Macau and Taiwan with respect to each pharmaceutical product containing RX-3117 as a single agent. The Company will also be eligible to receive tiered royalties in the low double digits to mid-teens on annual net sales in the Territory.

The Company has evaluated the Collaboration and License Agreement under ASC 606, “Revenue from Contracts with Customers,” to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the Collaboration and License Agreement.  The Company identified the exclusive license to develop RX-3117 and the supply RX-3117 clinical material for clinical trials as the distinct performance obligations in the contract.  The Company has determined that it will recognize revenue related to the exclusive license to develop RX-3117 and the supply of RX-3117 clinical material transfers to BioSense at a point in time when the exclusive license is conveyed and RX-3117 clinical material is delivered to BioSense, respectively.

The Company determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $3,000,000.  The variable consideration relates to the milestone payments and future sales-based royalty payments.   The Company estimates the variable consideration in the contract using the most likely amount method.  The Company has determined at the contract outset and as of June 30, 2019 that all milestone payments should be fully constrained, as it is not probable that a significant reversal of revenue will not occur in a future period, given the significance of the milestone payments and that the payments are earned based upon the achievement of events that are highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

The $3,000,000 upfront payment will be allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. The Company has determined the standalone selling price of the exclusive license to develop RX-3117 using the adjusted market approach, which represents the price the market will bear based on the license rights granted and the state of the intellectual property, and has determined the standalone selling price of the supply of RX-3117 clinical material using a cost plus a margin approach.  Accordingly, the Company has allocated $2,500,000 of the upfront transaction price to the exclusive license to develop RX-3117 and $500,000 to the supply of RX-3117 clinical material.  Additional transaction price recognized in future periods related to milestone payments and royalties will be allocated solely to the exclusive license to develop RX-3117, as these amounts relate to efforts associated with the development and commercialization of products related to the exclusive license to develop RX-3117.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Neither performance obligation has been satisfied as of June 30, 2019.  Accordingly, no revenue has been recognized for the three and six months ended June 30, 2019. The Company has recorded the $1,500,000 of transaction consideration received as of June 30, 2019 as deferred revenue on the Company’s balance sheet.

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

The Company accounts for this contract under ASC 606.  The Company has determined the sole performance obligation under the contract with Haichang relates to the license of intellectual property in exchange for variable, non-cash consideration in the form of the rights to the enhanced intellectual property developed by Haichang under the contract.  Revenue associated with this license is recognized at a point in time.  At the outset of the contract, the value of the license was determined to be de minimis given the early stage of clinical development of the intellectual property.  Because the consideration in the contract varies based upon the success of the research and development efforts of Haichang, the Company has determined that the non-cash consideration in the contract represents variable consideration.  The Company estimates variable consideration under the contract using the expected value method.  Given the early stage and the uncertain success of the development work to be performed by Haichang, the Company has determined that the variable consideration in the contract should be fully constrained at the contract outset and as of June 30, 2019.  The Company has not recorded revenue for this contract for the three and six months ended June 30, 2019.

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

Office Space Lease

The Company leases 5,466 square feet of office space in Rockville Maryland, with a lease term ending June 30, 2024.  Prior to the amendment of this lease on March 18, 2019, the lease covered 7,193 square feet and had a lease term ending June 30, 2019.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  The lease has escalating rent payments for which the Company records rent expense on a straight line basis over the lease term, and an option to terminate the leased premises, without penalty, on June 30, 2021.  The Company is reasonably certain that it will not remain in these leased premises after the optional termination date, and therefore, is using the optional termination date in assessing the lease term.

Laboratory Lease

The Company previously leased 2,552 square feet of laboratory space with a lease term due to end on June 30, 2020.  The Company terminated its laboratory lease agreement on February 4, 2019 and surrendered the premises on February 28, 2019.

The following table summarizes the right of use lease assets and lease liabilities as of June 30, 2019:

Right-of-Use Assets	$263,658

Operating Lease Liabilities
Current	$130,466
Long Term	136,196
Total Operating Lease Liabilities	$266,662

Lease expense for the three months ended June 30, 2019 was $53,788, which includes $47,129 in operating lease costs and $6,659 in variable lease costs.  Lease expense for the six months ended June 30, 2019 was $150,079, which includes $127,407 in operating lease costs and $22,672 in variable lease costs.  The right-of-use asset and lease liability were calculated using an estimated incremental borrowing rate of 11%.  At June 30, 2019, the weighted average lease term was 2.0 years.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The table below summarizes the Company’s scheduled future minimum lease payments recorded on the balance sheet, as of June 30, 2019:

Year Ending December 31:
2019 (excluding the six months ended June 30, 2019)	$63,770
2020	154,961
2021	78,437
Minimum lease payments	297,168
Less: Imputed interest	(30,506)
Present value of minimum lease payments	266,662
Less: current maturities of lease obligations	(130,466)
Long-term lease obligations	$136,196

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of June 30, 2019 and December 31, 2018, there were stock options, restricted stock units and warrants to acquire, in the aggregate, 2,160,106 and 1,322,602 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

10.	Common Stock

The following transactions occurred during the six months ended June 30, 2019:

Reverse Stock Split

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

Restricted Stock Units

During the six months ended June 30, 2019, the Company issued 464 shares resulting from the vesting of restricted stock units (“RSUs”).

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

11.	Stock-Based Compensation

As of June 30, 2019, the Company had 238,346 options to purchase common stock and 271 RSUs outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  The Company has reserved 283,333 shares of common stock for issuance pursuant to the 2013 Plan. As of June 30, 2019, there were 219,526 options and 271 RSUs outstanding under the 2013 Plan, and 61,505 shares were available for issuance.

On August 5, 2003, the Company established a stock option plan (the “2003 Plan”).  With the adoption of the 2013 Plan, no new stock options may be issued under the 2003 Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration.  As of June 30, 2019, there were 18,820 options outstanding under the 2003 Plan.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and six months ended June 30, 2019 and 2018 is as follows:

	For the Three Months Ended		For the Six Month Ended
	June 30,		June 30,
	2019	2018	2019	2018
Statement of operations line item:
General and administrative	$119,719	$174,589	$236,398	$391,004
Research and development	7,934	92,562	52,255	172,724

Total	$127,653	$267,151	$288,653	$563,728

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Summary of Stock Option Transactions

There were 52,465 stock options granted at exercise prices ranging from $5.23 to $7.45 with an aggregate fair value of $220,540 during the six months ended June 30, 2019.

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

The assumptions made in calculating the fair values of options are as follows:

	For the Six Months Ended June 30,
	2019	2018
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	74-75%	69-72%
Risk-free interest rate	1.9-2.6%	2.3-2.8%
Expected term (in years)	5.5-6 years	5.5-6 years

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	255,922	$41.88	7.8 years	$-
Granted	52,465	$6.41
Exercised	-	$-
Expired	(2,080)	$97.78
Cancelled	(67,961)	$39.02

Outstanding, June 30, 2019	238,346	$34.36	7.8 years	$-
Exercisable, June 30, 2019	119,953	$55.44	6.3 years	$-

There were no stock options exercised during the three and six months ended June 30, 2019 and 2018. The weighted average fair value of the options granted was $4.20 and $15.24 for the six months ended June 30, 2019 and 2018, respectively.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

A summary of the Company’s unvested options as of June 30, 2019 and changes during the six months ended June 30, 2019 is presented below:

	2019
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2019	131,531	$13.19
Granted	52,465	$4.20
Vested	(32,503)	$16.16
Cancelled	(33,100)	$12.73

Unvested at June 30, 2019	118,393	$8.52

As of June 30, 2019, there was $908,838 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.6 years.

Summary of Restricted Stock Unit Transactions

The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the six months ended June 30, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	1,394	$22.08
Granted	-	$-
Vested and Released	(464)	$22.08
Cancelled	(659)	$22.08

Outstanding, June 30, 2019	271	$22.08

As of June 30, 2019, there was $4,884 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average vesting period of 1.7 years.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

12.	Warrants

The following table summarizes the Company’s outstanding warrants to purchase common stock as of June 30, 2019 and December 31, 2018:

	Number of Warrants:
Warrant Issuance	June 30, 2019	December 31, 2018	Exercise Price	Expiration Date
Liability-classified Warrants
January 2014 Investors	-	39,683	$153.60	Jan. 2019
November 2015 Investors	104,168	104,168	$63.60	May 2021
November 2015 Placement Agent	279	279	$63.60	Nov. 2020
March 2016 Investors	50,651	50,651	$50.40	Sept. 2021
September 2016 Investors	67,084	67,084	$36.00	Mar. 2022
June 2017 Investors	126,264	126,264	$48.00	Dec. 2022
June 2017 Placement Agent	15,153	15,153	$49.50	Jun. 2022
October 2017 Investors	136,058	136,058	$34.20	Apr. 2023
October 2017 Placement Agent	16,327	16,327	$36.72	Oct. 2022
Total liability classified warrants	515,984	555,667

Equity-classified Warrants
October 2018 Investors	480,771	480,771	$20.04	Apr. 2024
October 2018 Placement Agent	28,848	28,848	$19.50	Oct. 2023
January 2019 Investors	895,886	-	$9.60	Jan. 2024
Total equity-classified warrants	1,405,505	509,619

Total outstanding warrants	1,921,489	1,065,286

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2019:

	Number of Warrants
	Liability- classified	Equity- classified	Total	Weighted average exercise price
Balance, January 1, 2019	555,667	509,619	1,065,286	$37.52
Issued during the period	-	895,886	895,886	$9.60
Exercised during the period	-	-	-	$-
Expired during the period	(39,683)	-	(39,683)	$153.60

Balance, June 30, 2019	515,984	1,405,505	1,921,489	$22.10

At June 30, 2019, the weighted average remaining contractual life of the outstanding warrants was 4.2 years.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes the fair value of the liability-classified warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2019	December 31, 2018
November 2015 Investors	$10,765	$234,918
November 2015 Placement Agent	-	435
March 2016 Investor	12,426	160,099
September 2016 Investors	43,752	333,834
June 2017 Investors	105,374	623,324
June 2017 Placement Agent	8,685	65,149
October 2017 Investors	169,925	801,551
October 2017 Placement Agent	15,805	88,276
Total:	$366,732	$2,307,586

The assumptions used in calculating the fair values of the liability-classified warrants are as follows:

	June 30, 2019	December 31, 2018
Trading market prices	$5.16	$11.16
Estimated future volatility	102%	105%
Dividend	-	-
Estimated future risk-free rate	1.59-1.76%	2.35-2.53%
Equivalent volatility	84-87%	99-104%
Equivalent risk-free rate	1.86-1.98%	2.51-2.55%
Fundamental transaction likelihood, at end of warrant term	5%	5%

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Expired Warrants	$-	$26	$-	$64,307
November 2015 Investors	27,069	213,847	224,153	854,801
November 2015 Placement Agent	55	556	435	2,134
March 2016 Investors	32,874	112,581	147,673	440,035
September 2016 Investors	72,213	137,110	290,082	571,485
June 2017 Investors	129,559	278,040	517,950	1,101,211
June 2017 Placement Agent	14,553	31,031	56,464	128,340
October 2017 Investors	135,125	288,231	631,626	1,160,577
October 2017 Placement Agent	16,035	34,278	72,471	139,306
Total:	$427,483	$1,095,700	$1,940,854	$4,462,196

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

13.	Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June  30, 2019 and 2018 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2019 and December 31, 2018, the Company had unused net operating loss carry-forwards of approximately $152,421,000 and $147,086,000 respectively, which portions of expire at various dates beginning in 2021.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2019 and December 31, 2018, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30, 2019	December 31, 2018

Net Operating Loss Carryforwards	$42,678,000	$41,184,000
Stock Compensation Expense	1,265,000	1,608,000
Book tax differences on assets and liabilities	508,000	195,000
Valuation Allowance	(44,451,000)	(42,987,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2015 through 2018 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2019, the total estimated cost to complete these agreements was approximately $3,870,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of June 30, 2019, the milestone has not occurred.

c)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $18,506 and $34,468 for the three months ended June 30, 2019 and 2018, respectively, and $46,385 and $70,277 for the six months ended June 30, 2019 and 2018, respectively.

d)
On February 5, 2018, the Company and NEXT BT Co. Ltd (“Next BT”) terminated a research collaboration agreement between the Company and Rexgene Biotech Co., Ltd, a predecessor in interest to Next BT.  The Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  As of June 30, 2019, the Company has not made any royalty payments to Next BT.

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

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  There have been no changes in the methodologies used at June 30, 2019 and December 31, 2018, and no transfers between Level 1, 2 and 3 during the six months ended June 30, 2019.

de
Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$5,945,560	$-	$5,945,560	$-
Corporate Bonds	3,004,560	-	3,004,560	-
Total Assets:	$8,950,120	$-	$8,950,120	$-

Liabilities:
Warrant Liabilities	$366,732	$-	$-	$366,732

Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Corporate Bonds	$5,981,520	$-	$5,981,520	$-

Liabilities:
Warrant Liabilities	$2,307,586	$-	$-	$2,307,586

REXAHN PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The reconciliation of changes to the fair value of the Company’s warrant liabilities for the six months ended June 30, 2019 is as follows:

Warrant Liabilities
Balance at January 1, 2019	$2,307,586
Unrealized gains, net	(1,940,854)
Balance at June 30, 2019	$366,732

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
the uncertainty about the paths of our programs and our ability to evaluate and identify a path forward for those programs, particularly given the constraints we have as a small company with limited financial, personnel and other operating resources; and

•
other risks and uncertainties, including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

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

•
RX-3117 is a novel, investigational oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  Because UCK2 is overexpressed in multiple human tumors, but has a very limited presence in normal tissues, we believe RX-3117 offers the potential for a targeted anti-cancer therapy.  RX-3117 has appeared to be well-tolerated in multiple clinical trials and has received “orphan drug designation” from the U.S. Food and Drug Administration (the “FDA”) and from the European Commission for pancreatic cancer.  RX-3117 is currently being evaluated in a Phase 2a clinical trial in combination with Celgene’s Abraxane® (paclitaxel protein-bound particles for injectable suspension) as a first-line treatment in patients newly diagnosed with metastatic pancreatic cancer.  The trial began dosing patients in November 2017 and reached its target enrollment in February 2019.  Preliminary safety and efficacy data from this trial reported in January 2019 showed a 38% overall response rate in the 24 patients who had at least one scan on treatment and were included in the preliminary evaluation of overall response.  As of July 24, 2019, an overall response rate of 23% had been observed in 40 patients that had at least one scan on treatment.  Preliminary and unaudited data indicates that the median progression free survival for patients in the study is approximately 5.4 months.  Complete data from the trial is expected to be available in 2020.  While no additional trials are currently planned in metastatic pancreatic cancer, we are evaluating development options for RX-3117 in other indications.

On February 25, 2019, we entered into a collaboration and license agreement (the “Collaboration and License Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for pancreatic and other cancers in the Republic of Singapore, China, Hong Kong, Macau and Taiwan (the “Territory”). Under the terms of the Collaboration and License Agreement, we will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for the prevention or treatment of metastatic pancreatic cancer and other forms of cancer in the Territory that is effective upon payment in full of an upfront payment. The upfront payment consists of an aggregate of $3,000,000, $1,500,000 of which had been paid by June 30, 2019, and the remaining $1,500,000 of which is due on August 24, 2019. We have allocated $2,500,000 of the upfront payment to the exclusive license to develop RX-3117 and $500,000 to the supply of RX-3117 clinical material, and we will recognize revenue related to the exclusive license and the supply of clinical material transfers to BioSense at a point in time when the exclusive license is conveyed and RX-3117 clinical material is delivered to BioSense, respectively. Under the Collaboration and License Agreement, we are also eligible to receive milestone payments (i) in an aggregate of up to $126,000,000 for the achievement of development and regulatory goals in China and (ii) in an aggregate of up to $100,000,000 for the achievement of annual sales goals in the Territory with respect to each pharmaceutical product containing RX-3117 as a single agent. We will also be eligible to receive tiered royalties in the low double digits to mid-teens on annual net sales in the Territory.

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

•
RX-0301 is a potential best-in-class, potent inhibitor of the synthesis of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  RX-0301 is the subject of a research and development collaboration with Zhejiang Haichang Biotechnology Co., Ltd (“Haichang”) for the development of RX-0301 to conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatocellular carcinoma.  RX-0301 is being developed as a nano-liposomal formulation of RX-0201 (Archexin®) using Haichang’s proprietary QTsome™ technology. Rexahn was previously developing RX-0201 for the treatment of renal cell carcinoma (“RCC”).  In February 2018, in response to the changing treatment landscape for metastatic RCC over the prior two years with the approval of new therapies by the FDA, we announced plans to discontinue the internally funded programs of RX-0201 and ceased enrolling patients in a Phase 2a proof-of-concept clinical trial of RX-0201 in patients with metastatic RCC.  RX-0301 is currently in preclinical development. Haichang expects to file an investigational new drug application with the FDA in 2020.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and June 30, 2018

Total Revenues

We had no revenues for the three and six months ended June 30, 2019 or 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased approximately $229,000, or 14.6%, to approximately $1,340,000 for the three months ended June 30, 2019 from $1,569,000 for the three months ended June 30, 2018.  The decrease was primarily attributable to decreased personnel costs.  General and administrative expenses decreased approximately $360,000, or 10.6%, to approximately $3,036,000 for the six months ended June 30, 2019 from $3,396,000 for the three months ended June 30, 2018.  The decrease was primarily attributable to decreased personnel costs offset by increases in professional fees primarily attributable to our special shareholder’s meeting in March 2019.

Research and Development Expenses

Research and development expenses decreased approximately $1,785,000, or 52.0%, to approximately $1,648,000 for the three months ended June 30, 2019, from approximately $3,433,000 for the three months ended June 30, 2018.  Research and development expenses decreased approximately $3,600,000, or 48.1%, to approximately $3,891,000 for the six months ended June 30, 2019, from approximately $7,491,000 for the six months ended June 30, 2018.  The decreases were primarily attributable to decreases in drug manufacturing costs. During the three and six months ended June 30, 2019, we incurred approximately $194,000 and $412,000, respectively, in drug manufacturing costs, compared to approximately $833,000 and $2,087,000 for the corresponding periods in 2018.  Because the volume and timing of our drug manufacturing does not correlate directly with the level and timing of clinical trial activity, we expect expenses related to drug manufacturing costs to vary from period to period based not only on the progress of clinical trials, but also when we engage in manufacturing activities.  The decreases were also partially attributable to reduced costs as a result of our December 2018 restructuring, which eliminated several positions, certain preclinical activities, the completion of enrollment in our RX-3117 combination study with Abraxane, and our RX-3117 bladder and RX-5902 TNBC monotherapy clinical trials.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Clinical Candidates:
RX-3117	$1,058,000	$1,485,300	$2,136,400	$3,596,900
RX-5902	187,800	949,600	530,200	1,864,000
RX-0201	55,300	164,200	171,100	317,000

Preclinical, Personnel and Overhead	347,301	833,493	1,052,931	1,713,226

Total Research and Development Expenses	$1,648,401	$3,432,593	$3,890,631	$7,491,126

Interest Income

Interest income increased approximately $29,000 and $35,000, or 43.2% and 24.3%, respectively for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.  The increases were primarily attributable to higher interest rates on cash and cash equivalents and marketable securities for the three and six months ended June 30, 2019 compared to the same periods in 2018.

Other Income

During the six months ended June 30, 2018, we recorded approximately $369,000 of other income related to the early termination of our collaborative agreement with NEXT BT Co. Ltd, the successor in interest to Rexgene Biotech Co., Ltd.  We did not record other income for the three and six months ended June 30, 2019 or for the three months ended June 30, 2018.

Unrealized Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended June 30, 2019 and 2018, we recorded unrealized gains on the fair value of our warrants of approximately $427,000 and $1,096,000, respectively.  During the six months ended June 30, 2019 and 2018, we recorded unrealized gains on the fair value of our warrants of approximately $1,941,000 and $4,462,000, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gains for the three and six months ended June 30, 2019 and 2018 primarily resulted from a significant decrease in the stock price of the underlying common stock at the end of these periods compared to the stock price at the beginnings of these periods.

Net Loss

As a result of the above, net loss for the three and six months ended June 30, 2019 was approximately $2,465,000 and $4,807,000, or $0.61 and $1.23 per share, respectively compared to approximately $3,838,000 and $5,913,000, or $1.45 and $2.24, respectively for the three and six months ended June 30, 2018.

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

Expenses related to RX-3117 decreased during the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to decreased manufacturing costs due to having supply of drug product already available from earlier manufacturing campaigns, and the completion of enrollment of our pancreatic and bladder clinical trials. We expect that expenses related to RX-3117 will remain flat for the remainder of 2019 compared to the three and six months ended June 30, 2019 as we progress toward the completion of our Phase 2a clinical trial of RX-3117 with Abraxane.

RX-5902

RX-5902 is a potential first-in-class small molecule inhibitor of phosphorylated p68, a protein that we believe plays a key role in cancer growth, progression and metastasis.  Phosphorylated p68 results in up-regulation of cancer-related genes and a subsequent proliferation of cancer cells and tumor growth.

Expenses related to RX-5902 decreased during the three and six months ended June 30, 2019 compared to the same periods in 2018.  The decrease is primarily attributable to decreased clinical costs due to the cessation of enrollment in the Phase 2a monotherapy trial and drug manufacturing costs for campaigns completed in 2018.  We expect that expenses related to RX-5902 will decline in 2019 compared to 2018 as we evaluate the development strategy for RX-5902.

RX-0201

We were developing RX-0201 as a potential best-in-class, potent inhibitor of the protein kinase Akt-1.  In February 2018, we announced plans to discontinue the internally funded programs of RX-0201 and ceased enrolling patients in a Phase 2a clinical trial of RX-0201 in patients with metastatic RCC.

Expenses related to RX-0201 decreased during the three and six months ended June 30, 2019 compared to the same periods in 2018.  As the Phase 2a clinical trial of RX-0201 has ceased enrolling patients, we expect future expenses related to RX-0201 will not be significant.

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

Cash Flows

Cash used in operating activities was approximately $6,187,000 for the six months ended June 30, 2019.  The operating cash flows during the six months ended June 30, 2019 reflect a net loss of approximately $4,807,000, an unrealized gain on the fair value of warrants of approximately $1,941,000, and a net increase of cash components of working capital and non-cash charges totaling $561,000. Cash used in operating activities was approximately $10,051,000 for the six months ended June 30, 2018.  The operating cash flows during the six months ended June 30, 2018 reflect a net loss of approximately $5,913,000, an unrealized gain on the fair value of warrants of approximately $4,462,000, and a net increase of cash components of working capital and non-cash charges totaling $324,000.

Cash used by investing activities was approximately $2,901,000 for the six months ended June 30, 2019 which consisted of approximately $8,888,000 and approximately $19,000 from the purchases of marketable securities and equipment, respectively, offset by approximately $6,000 from the sale of equipment and $6,000,000 from the redemption of marketable securities.  Cash provided by investing activities was approximately $6,247,000 for the six months ended June 30, 2018, which consisted of $6,250,000 from the redemption of marketable securities, offset by $3,000 from the purchase of equipment.

Cash provided by financing activities was approximately $7,654,000 for the six months ended June 30, 2019, which consisted of net proceeds from our underwritten offering in January 2019.  There was no cash provided by financing activities for the six months ended June 30, 2018.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our 2018 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of June 30, 2019, the total estimated cost to complete our contracts with vendors for research and development services was approximately $3,870,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to comply with the continued listing standards of the Nasdaq Capital Market, our common stock could be delisted.  If it is delisted, our common stock and the liquidity of our common stock would be impacted.

We recently transferred the listing of our common stock from NYSE American to the Nasdaq Capital Market (“Nasdaq”). The continued listing of our common stock on Nasdaq is contingent on our continued compliance with a number of listing standards.  There is no assurance that we will remain in compliance with these standards.  Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock.  Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.  Moreover, we committed in connection with the sale of securities to use commercially reasonably efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

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

10.1	Collaboration and License Agreement, dated as of February 25, 2019, between BioSense Global LLC and Rexahn Pharmaceuticals, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Douglas J. Swirsky
Date: August 7, 2019		Douglas J. Swirsky
Chief Executive Officer and President (principal executive, financial and accounting officer)