Form 10-Q
period 2019-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2019-11-06
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,019,141 shares as of November 6, 2019.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1. Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,932,100	$8,744,301
Marketable securities	5,981,540	5,981,520
Prepaid expenses and other current assets	722,217	1,173,847
Total Current Assets	14,635,857	15,899,668
Security Deposits	25,681	30,785
Operating Lease Right-of-Use Assets	233,936	-
Equipment, Net	85,302	112,473
Total Assets	$14,980,776	$16,042,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,366,215	$3,152,550
Deferred revenue	1,500,000	-
Operating lease liabilities, current	135,052	-
Total Current Liabilities	3,001,267	3,152,550
Operating Lease Liabilities, non-current	100,397	-
Warrant Liabilities	123,872	2,307,586
Other Liabilities	-	19,900
Total Liabilities	3,225,536	5,480,036
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 authorized shares, 4,019,141 and 3,122,843 issued and outstanding	402	312
Additional paid-in capital	173,200,742	165,267,656
Accumulated other comprehensive income (loss)	7,848	(17,836)
Accumulated deficit	(161,453,752)	(154,687,242)

Total Stockholders’ Equity	11,755,240	10,562,890

Total Liabilities and Stockholders’ Equity	$14,980,776	$16,042,926

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:	$-	$-	$-	$-

Expenses:
General and administrative	1,149,206	1,795,952	4,184,744	5,192,122
Research and development	1,131,418	2,887,955	5,022,049	10,379,081

Total Expenses	2,280,624	4,683,907	9,206,793	15,571,203

Loss from Operations	(2,280,624)	(4,683,907)	(9,206,793)	(15,571,203)

Other Income
Interest income	78,534	55,153	256,569	198,362
Other income	-	-	-	368,750
Unrealized gain (loss) on fair value of warrants	242,860	(710,065)	2,183,714	3,752,131
Total Other Income (Expense)	321,394	(654,912)	2,440,283	4,319,243

Net Loss Before Provision for Income Taxes	(1,959,230)	(5,338,819)	(6,766,510)	(11,251,960)
Provision for income taxes	-	-	-	-
Net Loss	$(1,959,230)	$(5,338,819)	$(6,766,510)	$(11,251,960)

Net loss per share, basic and diluted	$(0.49)	$(2.02)	$(1.72)	$(4.26)

Weighted average number of shares outstanding, basic and diluted	4,019,141	2,641,511	3,940,288	2,640,769

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net Loss	$(1,959,230)	$(5,338,819)	$(6,766,510)	$(11,251,960)

Unrealized gain on available-for-sale securities	669	35,468	25,684	27,399

Comprehensive Loss	$(1,958,561)	$(5,303,351)	$(6,740,826)	$(11,224,561)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at July 1, 2019	4,019,141	$402	$173,110,047	$(159,494,522)	$7,179	$13,623,106
Stock-based compensation	-	-	90,695	-	-	90,695
Net loss	-	-	-	(1,959,230)	-	(1,959,230)
Other comprehensive income	-	-	-	-	669	669
Balances at September 30, 2019	4,019,141	$402	$173,200,742	$(161,453,752)	$7,848	$11,755,240

Balances at July 1, 2018	2,640,927	264	157,719,808	(146,231,853)	(64,955)	11,423,264
Common stock issued in exchange for services	625	-	10,500	-	-	10,500
Stock-based compensation	-	-	281,482	-	-	281,482
Net loss	-	-	-	(5,338,819)	-	(5,338,819)
Other comprehensive income	-	-	-	-	35,468	35,468
Balances at September 30, 2018	2,641,552	$264	$158,011,790	$(151,570,672)	$(29,487)	$6,411,895

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2019 and 2018 (continued)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at January 1, 2019	3,122,843	$312	$165,267,656	$(154,687,242)	$(17,836)	$10,562,890
Issuance of common stock and units, net of issuance costs	895,834	90	7,553,738	-	-	7,553,828
Common stock issued from vested restricted stock units	464	-	-	-	-	-
Stock-based compensation	-	-	379,348	-	-	379,348
Net loss	-	-	-	(6,766,510)	-	(6,766,510)
Other comprehensive income	-	-	-	-	25,684	25,684
Balances at September 30, 2019	4,019,141	$402	$173,200,742	$(161,453,752)	$7,848	$11,755,240

Balances at January 1, 2018	2,639,319	264	157,143,930	(140,318,712)	(56,886)	16,768,596
Common stock issued in exchange for services	1,250	-	22,650	-	-	22,650
Stock-based compensation	-	-	845,210	-	-	845,210
Common stock issued from vested restricted stock units	983	-	-	-	-	-
Net loss	-	-	-	(11,251,960)	-	(11,251,960)
Other comprehensive loss	-	-	-	-	27,399	27,399
Balances at September 30, 2018	2,641,552	$264	$158,011,790	$(151,570,672)	$(29,487)	$6,411,895

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(6,766,510)	$(11,251,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	-	22,650
Depreciation and amortization	31,460	37,204
Loss on sale of equipment	9,594	-
Amortization of premiums and discounts on marketable securities, net	(86,770)	35,110
Stock-based compensation	379,348	845,210
Amortization and termination of deferred research and development arrangement	-	(375,000)
Unrealized gain on fair value of warrants	(2,183,714)	(3,752,131)
Amortization of deferred lease incentive	-	(9,332)
Deferred rent	-	(17,542)
Changes in assets and liabilities:
Prepaid expenses and other assets	333,132	149,643
Accounts payable and accrued expenses	(1,786,335)	97,720
Deferred revenue	1,500,000	-
Other, net	5,215	-
Net Cash Used in Operating Activities	(8,564,580)	(14,218,428)
Cash Flows from Investing Activities:
Purchase of equipment	(19,383)	(39,224)
Sale of equipment	5,500	-
Purchase of marketable securities	(8,887,566)	-
Redemption of marketable securities	9,000,000	9,950,220
Net Cash Provided by Investing Activities	98,551	9,910,996
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	7,653,828	-
Net Cash Provided by Financing Activities	7,653,828	-
Net Decrease in Cash and Cash Equivalents	(812,201)	(4,307,432)
Cash and Cash Equivalents – beginning of period	8,744,301	8,899,154
Cash and Cash Equivalents - end of period	$7,932,100	$4,591,722
Supplemental Cash Flow Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$158,962	$-
Non-cash financing and investing activities:
Warrants issued	$4,735,913	$-
Operating lease right-of-use assets obtained in exchange for lease obligations:	$380,935	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the development of innovative treatments for cancer.  The Company had an accumulated deficit of $161,453,752 at September 30, 2019 and anticipates incurring losses in the foreseeable future.  In September 2019, the Company commenced a process to explore and evaluate strategic alternatives to enhance shareholder value and engaged a financial advisory firm to assist in the process.

The Company believes that its cash, cash equivalents and marketable securities of approximately $13.9 million as of September 30, 2019 will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2019 and December 31, 2018 and of the results of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018 have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2019. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 included in the 2018 Form 10-K.  The unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

2.	Recent Accounting Pronouncements Affecting the Company

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2019.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows carryforward of the historical lease classification. The Company is not electing the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$3,974,793	$5,037	$-	$3,979,830
Corporate Bonds	1,998,899	2,811	-	2,001,710
Total Marketable Securities	$5,973,692	$7,848	$-	$5,981,540

	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$5,999,356	$-	$(17,836)	$5,981,520

The Company typically invests in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of September 30, 2019, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Prepaid Expenses and Other Current Assets

	September 30, 2019	December 31, 2018

Deposits on contracts	$115,857	$618,417
Prepaid expenses and other current assets	606,360	555,430

	$722,217	$1,173,847

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses, such as insurance, rent, investor relations fees, and compensatory stock issued for services not yet incurred as of the balance sheet date.

5.	Equipment, Net

	September 30, 2019	December 31, 2018

Furniture and fixtures	$67,650	$82,686
Office and computer equipment	178,872	159,489
Lab equipment	-	447,653
Leasehold improvements	116,403	131,762

Total equipment	362,925	821,590
Less: Accumulated depreciation and amortization	(277,623)	(709,117)

Net carrying amount	$85,302	$112,473

During the nine months ended September 30, 2019, the Company sold its lab equipment prior to terminating its laboratory lease. The Company recorded a loss of $9,594 on the sale, which is included in general and administrative expense in the Company’s statement of operations.

6.	Accounts Payable and Accrued Expenses

	September 30, 2019	December 31, 2018

Trade payables	$363,331	$547,519
Accrued expenses	95,850	140,637
Accrued research and development contract costs	636,564	1,782,131
Payroll liabilities	270,470	682,263

	$1,366,215	$3,152,550

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

7.	Collaboration Agreements

BioSense Global LLC

On February 25, 2019, the Company entered into a collaboration and license agreement (as amended, the “Collaboration and License Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for pancreatic and other cancers in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “Territory”). Under the terms of the Collaboration and License Agreement, the Company will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for the prevention or treatment of metastatic pancreatic cancer and other forms of cancer in the Territory that is effective upon payment in full of an upfront payment. The upfront payment consists of an aggregate of $3,000,000. Under the Collaboration and License Agreement, the Company is also eligible to receive milestone payments (i) in an aggregate of up to $126,000,000 for the achievement of development and regulatory goals in China and (ii) in an aggregate of up to $100,000,000 for the achievement of annual sales goals in the Territory with respect to each pharmaceutical product containing RX-3117 as a single agent. The Company will also be eligible to receive tiered royalties in the low double digits to mid-teens on annual net sales in the Territory.

The Company has evaluated the Collaboration and License Agreement under ASC 606, “Revenue from Contracts with Customers,” to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the Collaboration and License Agreement.  The Company identified the exclusive license to develop RX-3117 and the supply of RX-3117 clinical material for clinical trials as the distinct performance obligations in the contract.  The Company has determined that it will recognize revenue related to the exclusive license to develop RX-3117 and the supply of RX-3117 clinical material transfers to BioSense at a point in time when the exclusive license is conveyed and RX-3117 clinical material is delivered to BioSense, respectively.

The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $3,000,000.  The variable consideration relates to the milestone payments and future sales-based royalty payments.  The Company estimates the variable consideration in the contract using the most likely amount method. The Company determined at the contract outset and as of September 30, 2019 that all milestone payments should be fully constrained, as it is not probable that a significant reversal of revenue will not occur in a future period, given the significance of the milestone payments and that the payments are earned based upon the achievement of events that are highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

The $3,000,000 upfront payment has been allocated to the performance obligations on the basis of the relative standalone selling price estimated for each performance obligation. The Company has determined the standalone selling price of the exclusive license to develop RX-3117 using the adjusted market approach, which represents the price the market will bear based on the license rights granted and the state of the intellectual property, and has determined the standalone selling price of the supply of RX-3117 clinical material using a cost plus a margin approach.  Accordingly, the Company has allocated $2,500,000 of the upfront transaction price to the exclusive license to develop RX-3117 and $500,000 to the supply of RX-3117 clinical material.  Additional transaction price recognized in future periods related to milestone payments and royalties will be allocated solely to the exclusive license to develop RX-3117, as these amounts relate to efforts associated with the development and commercialization of products related to the exclusive license to develop RX-3117.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

As of September 30, 2019, $1,500,000 of the upfront payment had been paid, and the remaining $1,500,000, which was due on September 23, 2019, remained unpaid.  The Company has not terminated the Collaboration and License Agreement nor amended its performance obligations.  As neither performance obligation has been satisfied as of September 30, 2019, no revenue has been recognized for the three and nine months ended September 30, 2019. The Company has recorded the $1,500,000 of transaction consideration received as of September 30, 2019 as deferred revenue on the Company’s balance sheet.

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

The Company accounts for this contract under ASC 606.  The Company has determined the sole performance obligation under the contract with Haichang relates to the license of intellectual property in exchange for variable, non-cash consideration in the form of the rights to the enhanced intellectual property developed by Haichang under the contract.  Revenue associated with this license is recognized at a point in time.  At the outset of the contract, the value of the license was determined to be de minimis given the early stage of clinical development of the intellectual property.  Because the consideration in the contract varies based upon the success of the research and development efforts of Haichang, the Company has determined that the non-cash consideration in the contract represents variable consideration.  The Company estimates variable consideration under the contract using the expected value method.  Given the early stage and the uncertain success of the development work to be performed by Haichang, the Company has determined that the variable consideration in the contract should be fully constrained at the contract outset and as of September 30, 2019.  The Company has not recorded revenue for this contract for the three and nine months ended September 30, 2019.

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

Office Space Lease

The Company leases 5,466 square feet of office space in Rockville, Maryland, with a lease term ending June 30, 2024.  Prior to the amendment of this lease on March 18, 2019, the lease covered 7,193 square feet and had a lease term ending June 30, 2019.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges.  The lease has escalating rent payments for which the Company records lease expense on a straight-line basis over the lease term, and an option to terminate the leased premises, without penalty, on June 30, 2021.  The Company is reasonably certain that it will not remain in these leased premises after the optional termination date, and therefore, is using the optional termination date in assessing the lease term.

Laboratory Lease

The Company previously leased 2,552 square feet of laboratory space with a lease term due to end on June 30, 2020.  The Company terminated its laboratory lease agreement on February 4, 2019 and surrendered the premises on February 28, 2019.

The following table summarizes the right of use lease assets and lease liabilities as of September 30, 2019:

Right-of-Use Assets	$233,936

Operating Lease Liabilities
Current	$135,052
Long Term	100,397
Total Operating Lease Liabilities	$235,449

Lease expense for the three months ended September 30, 2019 was $39,626, which includes $36,770 in operating lease costs and $2,856 in variable lease costs.  Lease expense for the nine months ended September 30, 2019 was $189,705, which includes $164,178 in operating lease costs and $25,527 in variable lease costs.  The right-of-use asset and lease liability were calculated using an estimated incremental borrowing rate of 11%.  At September 30, 2019, the weighted average lease term was 1.8 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The table below summarizes the Company’s scheduled future minimum lease payments recorded on the balance sheet, as of September 30, 2019:

Year Ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$25,508
2020	154,961
2021	78,437
Minimum lease payments	258,906
Less: Imputed interest	(23,457)
Present value of minimum lease payments	235,449
Less: current maturities of lease obligations	(135,052)
Long-term lease obligations	$100,397

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of September 30, 2019 and December 31, 2018, there were stock options, restricted stock units, and warrants to acquire, in the aggregate, 2,141,142 and 1,322,602 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Common Stock

The following transactions occurred during the nine months ended September 30, 2019:

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

Restricted Stock Units

During the nine months ended September 30, 2019, the Company issued 464 shares resulting from the vesting of restricted stock units (“RSUs”).

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Stock-Based Compensation

As of September 30, 2019, the Company had 219,653 options to purchase common stock outstanding.

At the Company’s Annual Meeting of Shareholders held on June 10, 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  The Company has reserved 283,333 shares of common stock for issuance pursuant to the 2013 Plan. As of September 30, 2019, there were 200,833 options outstanding under the 2013 Plan, and 80,469 shares were available for issuance.  In addition, as of September 30, 2019, there were 18,820 options outstanding under a previously established stock option plan under which no new stock options may be granted.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of operations line item:
General and administrative	$84,378	$188,920	$320,776	$579,924
Research and development	6,317	92,562	58,572	265,286

Total	$90,695	$281,482	$379,348	$845,210

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

There were 52,465 stock options granted at exercise prices ranging from $5.23 to $7.45 with an aggregate fair value of $220,540 during the nine months ended September 30, 2019.

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

The assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended September 30,
	2019	2018
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	74-75%	69-72%
Risk-free interest rate	1.9-2.6%	2.3-2.8%
Expected term (in years)	5.5-6 years	5.5-6 years

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	255,922	$41.88	7.8 years	$-
Granted	52,465	$6.41
Exercised	-	$-
Expired	(2,080)	$97.78
Cancelled	(86,654)	$33.71

Outstanding, September 30, 2019	219,653	$36.06	7.4 years	$-
Exercisable, September 30, 2019	122,150	$54.95	6.0 years	$-

There were no stock options exercised during the three and nine months ended September 30, 2019 and 2018. The weighted average fair value of the options granted was $4.20 and $15.24 for the nine months ended September 30, 2019 and 2018, respectively.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

A summary of the Company’s unvested options as of September 30, 2019 and changes during the nine months ended September 30, 2019 is presented below:

	2019

	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2019	131,531	$13.19
Granted	52,465	$4.20
Vested	(35,194)	$16.26
Cancelled	(51,299)	$11.47

Unvested at September 30, 2019	97,503	$8.16

As of September 30, 2019, there was $655,378 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.3 years.

Summary of Restricted Stock Unit Transactions

The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	1,394	$22.08
Granted	-	$-
Vested and Released	(464)	$22.08
Cancelled	(930)	$22.08

Outstanding, September 30, 2019	-	$-

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Warrants

The following table summarizes the Company’s outstanding warrants to purchase common stock as of September 30, 2019 and December 31, 2018:

	Number of Warrants:
Warrant Issuance	September 30, 2019	December 31, 2018	Exercise Price	Expiration Date
Liability-classified Warrants
January 2014 Investors	-	39,683	$153.60	Jan. 2019
November 2015 Investors	104,168	104,168	$63.60	May 2021
November 2015 Placement Agent	279	279	$63.60	Nov. 2020
March 2016 Investors	50,651	50,651	$50.40	Sept. 2021
September 2016 Investors	67,084	67,084	$36.00	Mar. 2022
June 2017 Investors	126,264	126,264	$48.00	Dec. 2022
June 2017 Placement Agent	15,153	15,153	$49.50	June 2022
October 2017 Investors	136,058	136,058	$34.20	Apr. 2023
October 2017 Placement Agent	16,327	16,327	$36.72	Oct. 2022
Total liability classified warrants	515,984	555,667

Equity-classified Warrants
October 2018 Investors	480,771	480,771	$20.04	Apr. 2024
October 2018 Placement Agent	28,848	28,848	$19.50	Oct. 2023
January 2019 Investors	895,886	-	$9.60	Jan. 2024
Total equity-classified warrants	1,405,505	509,619

Total outstanding warrants	1,921,489	1,065,286

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2019:

	Number of Warrants
	Liability- classified	Equity- classified	Total	Weighted average exercise price
Balance, January 1, 2019	555,667	509,619	1,065,286	$37.52
Issued during the period	-	895,886	895,886	$9.60
Exercised during the period	-	-	-	$-
Expired during the period	(39,683)	-	(39,683)	$153.60

Balance, September 30, 2019	515,984	1,405,505	1,921,489	$22.10

At September 30, 2019, the weighted average remaining contractual life of the outstanding warrants was 3.9 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the liability-classified warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2019	December 31, 2018
November 2015 Investors	$1,205	$234,918
November 2015 Placement Agent	-	435
March 2016 Investor	6,140	160,099
September 2016 Investors	15,370	333,834
June 2017 Investors	35,714	623,324
June 2017 Placement Agent	2,881	65,149
October 2017 Investors	57,196	801,551
October 2017 Placement Agent	5,366	88,276
Total:	$123,872	$2,307,586

The assumptions used in calculating the fair values of the liability-classified warrants are as follows:

	September 30, 2019	December 31, 2018
Trading market prices	$2.05	$11.16
Estimated future volatility	104%	105%
Dividend	-	-
Estimated future risk-free rate	1.42-1.57%	2.35-2.53%
Equivalent volatility	98-117%	99-104%
Equivalent risk-free rate	1.70-1.80%	2.51-2.55%
Fundamental transaction likelihood	50%	5%
Fundamental transaction timing	March 2020	End of warrant term

In September 2019, the Company commenced a process to explore and evaluate strategic alternatives to enhance shareholder value, which could result in a fundamental transaction as defined by the warrant agreements. Therefore, the Company adjusted the likelihood and timing of its fundamental transaction  assumptions when calculating the fair values of the liability-classified warrants as of September 30, 2019.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Expired Warrants	$-	$-	$-	$64,307
November 2015 Investors	9,560	5,971	233,713	860,772
November 2015 Placement Agent	-	211	435	2,345
March 2016 Investors	6,286	(38,943)	153,959	401,092
September 2016 Investors	28,382	(109,915)	318,464	461,570
June 2017 Investors	69,660	(178,869)	587,610	922,342
June 2017 Placement Agent	5,804	(22,518)	62,268	105,822
October 2017 Investors	112,729	(331,671)	744,355	828,906
October 2017 Placement Agent	10,439	(34,331)	82,910	104,975
Total:	$242,860	$(710,065)	$2,183,714	$3,752,131

13.	Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2019 and 2018 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2019 and December 31, 2018, the Company had unused net operating loss carry-forwards of approximately $154,527,000 and $147,086,000 respectively, which portions of expire at various dates beginning in 2021.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2019 and December 31, 2018, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	September 30, 2019	December 31, 2018

Net Operating Loss Carryforwards	$43,268,000	$41,184,000
Stock Compensation Expense	1,291,000	1,608,000
Book Tax Differences on Assets and Liabilities	509,000	195,000
Valuation Allowance	(45,068,000)	(42,987,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2016 through 2018 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2019, the total estimated cost to complete these agreements was approximately $2,420,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of September 30, 2019, the milestone has not occurred.

c)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $16,355 and $29,425 for the three months ended September 30, 2019 and 2018, respectively, and $62,740 and $99,702 for the nine months ended September 30, 2019 and 2018, respectively.

d)
On February 5, 2018, the Company and NEXT BT Co. Ltd (“Next BT”) terminated a research collaboration agreement between the Company and Rexgene Biotech Co., Ltd, a predecessor in interest to Next BT.  The Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  As of September 30, 2019, the Company has not made any royalty payments to Next BT.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

15.	Fair Value Measurements

The following tables present assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$3,979,830	$-	$3,979,830	$-
Corporate Bonds	2,001,710	-	2,001,710	-
Total Assets:	$5,981,540	$-	$5,981,540	$-

Liabilities:
Warrant Liabilities	$123,872	$-	$-	$123,872

Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Corporate Bonds	$5,981,520	$-	$5,981,520	$-

Liabilities:
Warrant Liabilities	$2,307,586	$-	$-	$2,307,586

There have been no changes in the methodologies used at September 30, 2019 and December 31, 2018, and no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2019.

The reconciliation of changes to the fair value of the Company’s warrant liabilities for the nine months ended September 30, 2019 is as follows:

Warrant Liabilities
Balance at January 1, 2019	$2,307,586
Unrealized gains, net	(2,183,714)
Balance at September 30, 2019	$123,872

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•
uncertainties about the exploration and evaluation of strategic alternatives, including that they may not result in a definitive transition or enhance shareholder value and may create a distraction or uncertainty that may adversely affect our operating results, business, or investor perceptions;

•
uncertainties about the paths of our programs and our ability to evaluate and identify a path forward for those programs, particularly given the constraints we have as a small company with limited financial, personnel and other operating resources;

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

•
RX-3117 is a novel, investigational oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  RX-3117 is currently being evaluated in a Phase 2a clinical trial in combination with Celgene’s Abraxane® (paclitaxel protein-bound particles for injectable suspension) as a first-line treatment in patients newly diagnosed with metastatic pancreatic cancer.  The trial reached its target enrollment in February 2019.  As of July 24, 2019, an overall response rate of 23% had been observed in 40 patients that had at least one scan on treatment.  Preliminary and unaudited data indicates that the median progression free survival for patients in the study is approximately 5.4 months.  Complete data from the trial is expected to be available in 2020.  While no additional trials are currently planned in metastatic pancreatic cancer, we are evaluating development options for RX-3117 in other indications.

On February 25, 2019, we entered into a collaboration and license agreement (as amended, the “Collaboration and License Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for pancreatic and other cancers in the Republic of Singapore, China, Hong Kong, Macau and Taiwan (the “Territory”). Under the terms of the Collaboration and License Agreement, we will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for the prevention or treatment of metastatic pancreatic cancer and other forms of cancer in the Territory that is effective upon payment in full of an upfront payment. The upfront payment consists of an aggregate of $3,000,000, $1,500,000 of which had been paid by September 30, 2019, and the remaining $1,500,000 of which was due on September 23, 2019 but remained unpaid as of September 30, 2019. We have allocated $2,500,000 of the upfront payment to the exclusive license to develop RX-3117 and $500,000 to the supply of RX-3117 clinical material, and we will recognize revenue related to the exclusive license and the supply of clinical material transfers to BioSense at a point in time when the exclusive license is conveyed and RX-3117 clinical material is delivered to BioSense, respectively. Under the Collaboration and License Agreement, we are also eligible to receive milestone payments (i) in an aggregate of up to $126,000,000 for the achievement of development and regulatory goals in China and (ii) in an aggregate of up to $100,000,000 for the achievement of annual sales goals in the Territory with respect to each pharmaceutical product containing RX-3117 as a single agent. We will also be eligible to receive tiered royalties in the low double digits to mid-teens on annual net sales in the Territory.

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

•
RX-0301 is a potential best-in-class, potent inhibitor of the synthesis of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  RX-0301 is the subject of a research and development collaboration with Zhejiang Haichang Biotechnology Co., Ltd. (“Haichang”) for the development of RX-0301 to conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatocellular carcinoma.  RX-0301 is currently in preclinical development. Haichang expects to file an investigational new drug application with the Food and Drug Administration in 2020.

We have no product sales to date, and our major sources of working capital have been proceeds from various private and public financings and licensing and collaboration agreements with our partners.  In September 2019, we commenced a process to explore and evaluate strategic alternatives to enhance shareholder value, and have engaged Oppenheimer and Co. Inc. as our financial advisor to assist us in this process.  Potential strategic alternatives include an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other strategic alternatives.  In connection with the evaluation of strategic alternatives, we are evaluating opportunities to extend our resources and have reduced our headcount to five employees.

Recently Issued Accounting Standards

See Note 2, “Recent Accounting Pronouncements Affecting the Company,” in the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and September 30, 2018

Total Revenues

We had no revenues for the three and nine months ended September 30, 2019 or 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees, and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased approximately $647,000, or 36.0%, to approximately $1,149,000 for the three months ended September 30, 2019 from $1,796,000 for the three months ended September 30, 2018.  General and administrative expenses decreased approximately $1,007,000, or 19.4%, to approximately $4,185,000 for the nine months ended September 30, 2019 from $5,192,000 for the nine months ended September 30, 2018.  The decreases were primarily attributable to decreased personnel and operating costs resulting from the streamlining of operations.

Research and Development Expenses

Research and development costs are expensed as incurred.  These costs consist primarily of salaries and related personnel costs, and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.  Our research and development expenses are currently related to our oncology drug candidates.

Research and development expenses decreased approximately $1,757,000, or 60.8%, to approximately $1,131,000 for the three months ended September 30, 2019, from approximately $2,888,000 for the three months ended September 30, 2018.  Research and development expenses decreased approximately $5,357,000, or 51.6%, to approximately $5,022,000 for the nine months ended September 30, 2019, from approximately $10,379,000 for the nine months ended September 30, 2018.  The decreases are a result of the completion of the enrollment of our RX-3117 and RX-5902 clinical trials, decreased drug manufacturing costs as we have adequate supply, and our December 2018 headcount reduction and elimination of certain preclinical activities.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Clinical Candidates:
RX-3117	$609,800	$1,405,900	$2,746,200	$5,002,800
RX-5902	245,100	632,200	775,300	2,496,200
RX-0201	-	82,100	171,100	399,100

Preclinical, Personnel and Overhead	276,518	767,755	1,329,449	2,480,981

Total Research and Development Expenses	$1,131,418	$2,887,955	$5,022,049	$10,379,081

We expect total research and development expenses and research and development expense for each of our research and development projects to decrease in the remainder of 2019 as compared to the prior year and into 2020 as compared to 2019 as we progress toward the completion of our Phase 2a clinical trial of RX-3117 with Abraxane, evaluate the development strategy for RX-5902, and explore and evaluate strategic alternatives.

Interest Income

Interest income increased approximately $23,000 and $58,000, or 42.4% and 29.3%, respectively for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.  The increases were primarily attributable to higher interest rates on cash and cash equivalents and marketable securities for the three and nine months ended September 30, 2019 compared to the same periods in 2018.

Other Income

During the nine months ended September 30, 2018, we recorded approximately $369,000 of other income related to the early termination of our collaborative agreement with NEXT BT Co. Ltd, the successor in interest to Rexgene Biotech Co., Ltd.  We did not record other income for the three and nine months ended September 30, 2019 or for the three months ended September 30, 2018.

Unrealized Gain (Loss) on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended September 30, 2019 and 2018, we recorded unrealized gains (losses) on the fair value of our warrants of approximately $243,000 and ($710,000), respectively.  During the nine months ended September 30, 2019 and 2018, we recorded unrealized gains on the fair value of our warrants of approximately $2,184,000 and $3,752,000, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gains for the nine months ended September 30, 2019 and 2018 primarily resulted from a significant decrease in the stock price of the underlying common stock at the end of these periods compared to the beginnings of these periods.

Net Loss

As a result of the above, net loss for the three and nine months ended September 30, 2019 was approximately $1,959,000 and $6,767,000, or $0.49 and $1.72 per share, respectively compared to approximately $5,339,000 and $11,252,000, or $2.02 and $4.26, respectively for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We expect to continue to incur negative cash flow and operating losses as we explore strategic alternatives.  We have spent, and subject to our exploration of strategic alternatives, expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  Subject to the result of our exploration of strategic alternatives, we will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  In conjunction with our exploration of strategic alternatives, we are exploring opportunities to extend our resources.  We believe that our cash, cash equivalents, and marketable securities of approximately $13.9 million as of September 30, 2019 will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months following the issuance of the financial statements contained in this Quarterly Report; however, our resource requirements could materially change to the extent we identify and enter into any strategic transaction.

Cash Flows

Cash used in operating activities was approximately $8,565,000 for the nine months ended September 30, 2019.  The operating cash flows during the nine months ended September 30, 2019 reflect a net loss of approximately $6,767,000, an unrealized gain on the fair value of warrants of approximately $2,184,000, and a net increase of cash components of working capital and non-cash charges totaling $386,000. Cash used in operating activities was approximately $14,218,000 for the nine months ended September 30, 2018.  The operating cash flows during the nine months ended September 30, 2018 reflect a net loss of approximately $11,252,000, an unrealized gain on the fair value of warrants of approximately $3,752,000, and a net increase of cash components of working capital and non-cash charges totaling $786,000.

Cash provided by investing activities was approximately $99,000 for the nine months ended September 30, 2019, which consisted of approximately $9,000,000 from the redemption of marketable securities, and approximately $6,000 from the sale of equipment, offset by approximately $8,888,000 and approximately $19,000 from the purchases of marketable securities and equipment, respectively.  Cash provided by investing activities was approximately $9,911,000 for the nine months ended September 30, 2018, which consisted of $9,950,000 from the redemption of marketable securities, offset by $39,000 from the purchase of equipment.

Cash provided by financing activities was approximately $7,654,000 for the nine months ended September 30, 2019 which consisted of net proceeds from our underwritten offering in January 2019.  There was no cash provided by financing activities for the nine months ended September 30, 2018.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in our Annual report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of September 30, 2019, the total estimated cost to complete our contracts with vendors for research and development services was approximately $2,420,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  You should carefully consider the following discussion of risk factors in its entirety. In addition to the other information set forth in this report, you should carefully consider the factors set forth in the Risk Factors section of our 2018 Form 10-K, as well as other information contained in the 2018 Form 10-K and in other reports we file with the SEC.

Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

We have commenced a process to evaluate strategic alternatives in order to enhance stockholder value, including the possibility of an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other strategic transactions involving the Company.  We have engaged Oppenheimer and Co. Inc., as our financial advisor to assist us in this process.  In connection with the evaluation of strategic alternatives, we are evaluating opportunities to extend our resources and have reduced our headcount to five employees.  We expect to devote significant time and resources to identifying and evaluating strategic transactions and this process may create a distraction, uncertainty or the loss of business opportunities, which may adversely affect our operating results and business. There can be no assurance that the process to evaluate strategic alternatives will result in agreements or transactions. The current market price of our common stock may reflect a market assumption that a transaction will occur, and a failure to complete a transaction could result in a negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives.  Even if we negotiate a definitive agreement, there can be no certainty that any transaction will be completed, be on attractive terms, enhance stockholder value  or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks.  In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders.  If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If we fail to comply with the continued listing standards of the Nasdaq Capital Market, our common stock could be delisted.  If it is delisted, our common stock and the liquidity of our common stock would be impacted.

We recently transferred the listing of our common stock from NYSE American to the Nasdaq Capital Market (“Nasdaq”). The continued listing of our common stock on Nasdaq is contingent on our continued compliance with a number of listing standards.  There is no assurance that we will remain in compliance with these standards.  Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock.  Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.  Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

Item 6.	Exhibits.

Exhibit No.	Description

10.1
Amendment No. 1 to Collaboration and License Agreement, dated as of August 24, 2019, between BioSense Global LLC and Rexahn Pharmaceuticals, Inc., as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019, is herein incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Douglas J. Swirsky
Date: November 6, 2019		Douglas J. Swirsky
Chief Executive Officer and President
(principal executive, financial and accounting officer)