Form 10-K
period 2019-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2020-02-21
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-34079
Rexahn Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15245 Shady Grove Road, Suite 455 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 268-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	REXN	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,690,919 based on the closing price reported on the Nasdaq Capital Market on June 28, 2019.

The total number of shares of common stock, $0.0001 par value per share, outstanding as of February 21, 2020 was 4,019,141.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements.

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10‑K may be deemed to be forward-looking statements that involve risks and uncertainties.  We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  In this Annual Report on Form 10-K, words such as “believe,” “estimate,” “expect,” “anticipate,” “will,” “may,” “could,” “intend” and similar expressions and their negatives are intended to identify forward-looking statements. We caution that forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors that are, in many instances, beyond our control.  Actual results, performance or achievements may differ materially from those contemplated, expressed or implied by the forward-looking statements.

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•
uncertainties about the exploration and evaluation of strategic alternatives, including that they may not result in a definitive transition or enhance shareholder value and may create a distraction or uncertainty that may adversely affect our operating results, business, or investor perceptions

•
uncertainties about the paths of our programs and our ability to evaluate and identify a path forward for those programs, particularly given the constraints we have as a small company with limited financial, personnel and other operating resources;

•	our understandings and beliefs regarding the role of certain biological mechanisms and processes in cancer;

•	our product candidates being in early stages of development, including in preclinical development;

•	our ability to successfully and timely complete clinical trials for our product candidates in clinical development;

•	uncertainties related to the timing, results and analyses related to our product candidates in preclinical development;

•	our ability to obtain the necessary U.S. and foreign regulatory approvals for our product candidates;

•	our reliance on third-party contract research organizations (“CROs”)and other investigators and collaborators for certain research and development services;

•	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our product candidates for our clinical trials;

•	our ability to form strategic alliances and partnerships with pharmaceutical companies and other partners for sales and marketing of our product candidates, if approved;

•	demand for and market acceptance of our product candidates, if approved;

•	the scope and validity of our intellectual property protection for our product candidates and our ability to develop our candidates without infringing the intellectual property rights of others;

•	our lack of profitability and the need for additional capital to operate our business; and

•	other risks and uncertainties, including those set forth herein under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether because of new information, future events or otherwise.

REXAHN PHARMACEUTICALS, INC.

PART I

Unless the context requires otherwise, any references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Rexahn” refers to Rexahn Pharmaceuticals, Inc.

Item 1.	Description of Business

Overview

We are a clinical stage biopharmaceutical company developing innovative therapies to improve patient outcomes in cancers that are difficult to treat.  Our mission is to improve the lives of cancer patients by developing next-generation cancer therapies that are designed to maximize efficacy while minimizing the toxicity and side effects traditionally associated with cancer treatment.  Our pipeline features two clinical stage oncology product candidates and additional compounds in preclinical development.

•
RX-3117 is a novel, investigational oral small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  Because UCK2 is overexpressed in multiple human tumors, but has a very limited presence in normal tissues, RX-3117 offers the potential for a targeted anti-cancer therapy with an improved efficacy and safety profile, and we believe it has therapeutic potential in a broad range of cancers, including pancreatic, bladder, colon, lung and cervical cancer.  RX-3117 is currently being evaluated in a Phase 2a clinical trial in combination with Celgene’s ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) as a first-line treatment in patients newly diagnosed with metastatic pancreatic cancer.  The trial reached its target enrollment in February 2019.  As of July 24, 2019, an overall response rate of 23% had been observed in 40 patients that had at least one scan on treatment. Preliminary and unaudited data indicates that the median progression free survival for patients in the study is approximately 5.4 months. Complete data from the trial is expected to be available in 2020.  No additional trials are currently planned in metastatic pancreatic cancer, however we are evaluating development options for RX-3117 in other indications.  RX-3117 has received orphan drug designation from the U.S. Food and Drug Administration (“FDA”) and from the European Commission (the “EC”) for pancreatic cancer.  RX-3117 was also previously evaluated in a Phase 2a clinical trial in advanced bladder cancer. We presented updated preliminary safety and efficacy data from this trial in February 2019.  On February 25, 2019, we entered into a collaboration and license agreement (as amended, the “Collaboration and License Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for pancreatic and other cancers in the Republic of Singapore, China, Hong Kong, Macau and Taiwan.

•
RX-5902 is a potential first-in-class small molecule modulator of the Wnt/beta-catenin pathway which plays a key role in cancer cell proliferation and tumor growth.  RX-5902 modulates the pathway through inhibition of phosphorylated p68, a protein that helps to transport beta-catenin from the cytoplasm into the cell nucleus.  Once inside the nucleus, beta-catenin turns on various oncogenes, thereby promoting cancer cell proliferation and tumor growth.  We believe that by inhibiting phosphorylated p68, RX-5902 hinders the transport of beta-catenin into the nucleus and reduces the activation of cancer genes.  In addition, multiple preclinical models have shown that RX-5902 activates the immune system against cancer and enhances the ability of immune cells to infiltrate the tumor and kill tumor cells. In preclinical models of colorectal and triple negative breast cancer (“TNBC”), the effects of RX-5902 were observed to be synergistic with other immunotherapy agents such as checkpoint inhibitors. We have evaluated RX-5902 in a Phase 1 dose escalation study in patients with a diverse range of metastatic, treatment-refractory tumors, including breast, ovarian, colorectal, and neuro-endocrine tumors.  In February 2017, we initiated a Phase 2a clinical trial of RX-5902 in patients with metastatic TNBC.  In August 2018, we entered into a collaboration with Merck Sharp & Dohme B.V. (“Merck”) to evaluate the combination of RX-5902 and Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a Phase 2 trial in patients with metastatic TNBC. In December 2018, we ceased enrollment in the Phase 2a monotherapy trial of RX-5902 in TNBC to focus RX-5902 development activities on planning the proposed combination trial with KEYTRUDA.  We are currently evaluating the development strategy for RX-5902 and may or may not proceed with this trial.

•
RX-0301 is a potential best-in-class, potent inhibitor of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis and drug resistance.  RX-0301 is currently in preclinical development by Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) as a nano-liposomal formulation of RX-0201 (Archexin®) using HaiChang’s proprietary QTsome™ technology.  On February 8, 2020, we entered into an exclusive license agreement with HaiChang (the “HaiChang License Agreement”) pursuant to which we granted HaiChang an exclusive (even as to the us), royalty-bearing, sublicensable worldwide license to research, develop and commercialize RX-0201 and RX-0301. RX-0301 was previously the subject of a research and development collaboration with HaiChang to conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatocellular carcinoma (“HCC”), and we were previously developing RX-0201 for the treatment of renal cell carcinoma (“RCC”).  In February 2018, in response to the changing treatment landscape for metastatic RCC over the prior two years with the approval of new therapies by the FDA, we announced plans to discontinue the internally funded programs of RX-0201 and ceased enrolling patients in a Phase 2a proof-of-concept clinical trial of RX-0201 in patients with metastatic RCC.

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

Industry and Disease Markets

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

RX-3117 has shown broad spectrum anti-tumor activity against over 100 different human cancer cell lines and efficacy in 17 different mouse xenograft models.  In preclinical trials, RX-3117 retained its anti-tumor activity in human cancer cell lines made resistant to the anti-tumor effects of gemcitabine.  In August 2012, we reported the completion of an exploratory Phase 1 clinical trial of RX-3117 in cancer patients to investigate the oral bioavailability, safety and tolerability of the compound.  In this study, oral administration of a 50 mg dose of RX-3117 indicated an oral bioavailability of 56% and a plasma half-life (T1/2) of 14 hours.  In addition, RX-3117 appeared to be well-tolerated in all subjects throughout the dose range tested.

Final results from the Phase 1b clinical trial of RX-3117 presented in June 2016 showed evidence of single agent activity.  Patients in the study had generally received four or more cancer therapies prior to enrollment.  In this study, 12 patients experienced stable disease persisting for up to 276 days and three patients showed evidence of tumor burden reduction.  A maximum tolerated dose of 700 mg was identified in the study.  At the doses tested, RX-3117, administered orally, appeared to be well-tolerated with a predictable pharmacokinetic profile following oral administration.

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

In September 2016, we initiated stage 2 of this Phase 2a clinical trial based on the satisfaction of the predefined criteria for stage 1 of the trial that showed RX-3117 appeared to be well-tolerated with preliminary signs of activity in pancreatic cancer patients for whom three or more prior therapies had been ineffective.  In January 2018, we presented the final data from this trial showing that evidence of tumor shrinkage was observed in some patients with metastatic pancreatic cancer that was resistant to gemcitabine and who had failed on multiple prior treatments.  In this study, 31% of patients experienced progression free survival for two months or more and five patients, or 12%, had disease stabilization for greater than four months.

In November 2017, we initiated a Phase 2a trial of RX-3117 in combination with ABRAXANE in patients newly diagnosed with metastatic pancreatic cancer.  The multicenter, single-arm, open-label study is designed to evaluate RX-3117 in combination with ABRAXANE in first-line metastatic pancreatic cancer patients.  In February 2019, we reached the target enrollment of 40 evaluable patients in this trial.   As of July 24, 2019, an overall response rate of 23% had been observed in 40 patients that had at least one scan on treatment.  Preliminary and unaudited data indicated that the median progression free survival for patients in the study was approximately 5.4 months.  The most commonly reported related adverse events were nausea, diarrhea, fatigue, alopecia, decreased appetite, rash, vomiting and anemia. Complete data from the trial is expected to be available in 2020.  While no additional trials are currently planned in metastatic pancreatic cancer, we are evaluating development options for RX-3117 in other indications.

In September 2016, we commenced enrollment in a Phase 2a trial of RX-3117 in patients with advanced bladder cancer that had progressed on multiple prior treatments.  This Phase 2a clinical trial was a multicenter, open-label, single-agent study of RX-3117 conducted at 10 clinical centers in the United States.  In February 2019, we presented data from this trial at the ASCO Genitourinary Cancers Symposium.  Preliminary signs of activity, including a complete response, were observed.  Of the 31 patients who had at least one scan on treatment and were therefore included in the preliminary efficacy analysis, five patients had stable disease for at least four months, two of whom stayed in the trial for six months or longer.  Mild to moderate fatigue, nausea and diarrhea are the most common side effects observed in the trial to date.  No additional trials are currently planned for RX-3117 in this indication.

RX-5902: Potential First-in-Class Inhibitor of Phosphorylated p68

RX-5902 is a potential first-in-class small molecule modulator of the Wnt/beta-catenin pathway.  Activation of the Wnt/beta-catenin pathway is recognized to a key driver of cancer cell proliferation and tumor growth.  Activation of the pathway leads to accumulation of beta-catenin in the nucleus of cancer cells that turns on cancer-related genes.  RX-5902 inhibits a protein, phosphorylated p68, that helps to transport beta-catenin from the cytoplasm into the cell nucleus.  Once inside the nucleus, beta-catenin turns on various oncogenes, thereby promoting cancer cell proliferation and tumor growth.  By inhibiting phosphorylated p68, RX-5902 hinders the transport of beta-catenin into the nucleus, which results in decreased levels of beta-catenin in the nucleus and in turn decreases the expression of cancer-related genes.  In preclinical tissue culture models and in-vivo xenograft models, RX-5902 has exhibited single-agent tumor growth inhibition, potential synergy with cytotoxic agents and activity against drug resistant cancer cells.  In particular, in in-vivo xenograft mouse models of human TNBC and pancreatic cancer, treatment with RX-5902 produced a dose-dependent inhibition of tumor growth and a survival benefit.  In addition, multiple preclinical models have shown that RX-5902 activates the immune system against cancer and enhances the ability of immune cells to infiltrate the tumor and kill tumor cells In preclinical models of colorectal and TNBC, the effects of RX-5902 were observed to be synergistic with other immunotherapy agents such as checkpoint inhibitors.

RX-5902 was evaluated in a Phase 1 dose-escalation clinical trial in cancer patients with solid tumors that was designed to evaluate the safety, tolerability, dose-limiting toxicities and the recommended Phase 2 dose.  Secondary endpoints include pharmacokinetic analyses and an evaluation of the preliminary anti-tumor effects of RX-5902.  We completed enrollment in this study in 2016.  Final results from the Phase 1 clinical trial of RX-5902 presented in September 2017 showed evidence of single-agent, clinical activity of RX-5902.  In this study, RX-5902 preliminarily appeared to be well-tolerated at the doses and dosing schedules tested with no dose-limiting toxicities or treatment-related serious adverse events.  The most frequently reported treatment-related adverse events were mild to moderate fatigue, nausea, and diarrhea.  Thirty-nine subjects were enrolled (24 female, 15 male), of which 26 were evaluable.  Fourteen subjects experienced stable disease in breast, neuroendocrine, paraganglioma, head/neck, ovarian or colorectal cancer.  Three subjects received treatment for more than one year.  Approximately 64% of the subjects, or 25 of 39, had received four or more therapies prior to their enrollment in the Phase 1 clinical trial.

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

RX-0301 is being developed as a nano-liposomal formulation of RX-0201, an antisense oligonucleotide compound that is complementary to mRNA coding for Akt-1.  RX-0201 binds to the mRNA, inhibiting transcription and production of the Akt-1 protein.  RX-0201 preliminarily appeared to be well-tolerated with minimal side effects in a Phase 1 trial in patients with advanced cancers, where Grade 3 fatigue was the only dose-limiting toxicity and no significant hematological abnormalities were observed. RX-0301 is being developed by HaiChang using HaiChang’s proprietary QTsome™ technology.  We have granted HaiChang an exclusive (even as to us), royalty-bearing, sublicensable worldwide license to research, develop and commercialize RX-0201 and RX-0301. RX-0301 was previously the subject of a research and development collaboration with HaiChang to conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in HCC.

Research and Development Process

We have engaged third-party CROs and other investigators and collaborators, such as universities and medical institutions, to conduct our preclinical studies, toxicology studies and clinical trials. Engaging third-party CROs is typical practice in our industry. However, relying on such organizations means that the clinical trials and other studies described above are being conducted at external locations and that the completion of these trials and studies is not within our direct control. Trials and studies may be delayed due to circumstances outside our control, and such delays may result in additional expenses for us.

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

There are currently marketed products and product candidates under development by our competitors that have similar mechanisms or action or target some of the same indications as our clinical stage product candidates.  If approved, RX-3117 could compete with other compounds with an anti-metabolite mechanism of action in cancers, such as NUC-1031 (Acelarin®), which is under development by NuCana, and other approved nucleoside analogues such as capecitabine and gemcitabine.  We are not currently aware of known inhibitors of phosphorylated p68 that would compete with RX-5902 if RX-5902 were approved, but other drugs with a different mechanism of action are approved or in development for the same indications, including AstraZeneca’s LYNPARZA® (olaparib), Immunomedics’ sacituzumab govitecan and various PD-1 inhibitors, including Genentech’s TECENTRIQ® (atezolizumab), that are approved or in development for TNBC.  If approved, RX-0301 could compete with other Akt-1 inhibitors under development by other companies including Merck & Company, Inc., GlaxoSmithKline, AstraZeneca, Gilead Sciences, MEI Pharma, PIQUR Therapeutics and others.

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

IND Application.  A person or entity sponsoring clinical trials in the United States to evaluate a candidate’s safety and effectiveness must submit to the FDA, prior to commencing such studies, an investigational new drug (“IND”) application, which contains preclinical testing results and provides a basis for the FDA to conclude that there is an adequate basis for testing the drug in humans.  If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin.  Even after the IND has gone into effect and clinical testing has begun, the FDA may put the clinical trials on clinical hold, suspending (or in some cases, ending) them because of safety concerns or for other reasons.

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

The sponsors of a clinical trial or the sponsor’s designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as http://www.clinicaltrials.gov.

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

FDA performance goals generally provide for action on an NDA within 12 months of its submission.  That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information.  The targeted action date can also be shortened to eight months after submission for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs.  The FDA has other programs to expedite development and review of product candidates that address serious or life-threatening conditions.  For example, the Fast Track program is intended to facilitate the development and review of new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions.  If a drug receives Fast Track designation, the FDA may review sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review.  Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product’s development.  Another FDA program intended to expedite development of qualifying products is Accelerated Approval, which allows approval on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit, subject to a requirement to conduct one or more confirmatory studies after approval to verify the product’s clinical benefit.   Breakthrough Therapy designation, which is available for drugs under development for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy, means that a drug will be eligible for all of the benefits of Fast Track designation, as well as more intensive guidance from the FDA on an efficient drug development program and a commitment from the agency to involve senior FDA managers in such guidance.  Even if a product candidate qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for designation, and/or may determine that the product does not meet the standards for approval.  As applicable, we anticipate seeking to utilize these programs to expedite the development and review of our product candidates, but we cannot ensure that our product candidates will qualify for such programs.

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

Fraud and Abuse Laws.  At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to scrutiny and enforcement under one or more federal or state health care fraud and abuse laws and regulations, which could affect our ability to operate our business.  These restrictions under applicable federal and state health care fraud and abuse laws and regulations that may affect our ability to operate include:

•
The federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration (interpreted to include anything of value), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of, any health care items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid.  This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other.  Liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the statute or specific intent to violate it.  In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor, or for which no exception or safe harbor is available, may be subject to scrutiny.

•
The federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government.  Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement.  False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement.  The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act.  Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses.  Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

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

Privacy Laws.  We are also subject to numerous federal, state and foreign laws and regulations governing data privacy and the collection, use, disclosure and protection of certain health-related and other personal information, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws, such as Section 5 of the FTC Act and the California Consumer Privacy Act (the “CCPA”), many of which differ from each other in significant ways, thus complicating compliance efforts.  The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues that may affect our business, including recently enacted laws in all jurisdictions where we operate.  Compliance with these laws is difficult, constantly evolving, and time consuming, and companies that do not comply with these state laws may face civil penalties.  Failure to comply with such laws and regulations could also result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that could negatively affect our business.  In addition, if we successfully commercialize our product candidates, we may obtain patient health information from healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”).  HIPAA imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information.  Although we are not directly subject to HIPAA other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates or our agents knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

The Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), has substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.  The Affordable Care Act and certain of its provisions have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation.  In addition, there have been efforts by the Trump Administration and Congress to repeal or replace certain aspects of the Affordable Care Act and to alter the implementation of the Affordable Care Act and related laws.  For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate.  In December 2018, a United States District Court Judge for the Northern District of Texas ruled that individual mandate is (i) unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Cuts and Jobs Act and (ii) not severable from the rest of the ACA, and that as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question.  It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact the ACA and implementation.  Additional legislative changes, regulatory changes and judicial challenges related to the Affordable Care Act remain possible.  Any such changes could decrease the number of individuals with health coverage.  It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.  For example, recent legislative enactments have resulted in Medicare payments to providers being subject to a reduction of, on average, two percent, referred to as sequestration, until 2029.  Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.

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

Intellectual Property

We generally seek proprietary patent and intellectual property (“IP”) protection for our product candidates, processes, and other know-how.  In addition to patent protection, we rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop, safeguard and maintain our IP.

We hold U.S. and foreign patents for our product candidates that expire from 2023 to 2036.  We hold U.S., European and Japanese patents for RX-3117 and RX-5902.  In addition to these patents, we have issued or pending patents in other jurisdictions.

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

BioSense Global LLC

On February 25, 2019, we entered into the Collaboration and License Agreement with BioSense to advance the development and commercialization of RX-3117 for pancreatic and other cancers in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “Territory”). Under the terms of the Collaboration and License Agreement, we will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for the prevention or treatment of metastatic pancreatic cancer and other forms of cancer in the Territory that is effective upon payment in full of an upfront payment. The upfront payment consists of an aggregate of $3,000,000, $1,500,000 of which has been paid. Under the Collaboration and License Agreement, we are also eligible to receive milestone payments (i) in an aggregate of up to $126,000,000 for the achievement of development and regulatory goals in China and (ii) in an aggregate of up to $100,000,000 for the achievement of annual sales goals in the Territory with respect to each pharmaceutical product containing RX-3117 as a single agent. We will also be eligible to receive tiered royalties in the low double digits to mid-teens on annual net sales in the Territory.

Zhejiang HaiChang Biotechnology Co., Ltd.

In February 2018, we entered into a research and development collaboration agreement  (the “HaiChang Collaboration Agreement”) with HaiChang, a privately owned specialized biotechnology company incorporated in Hangzhou, China and focused on the development and manufacture of complex intravenous pharmaceutical products primarily for cancer treatment.

On February 8, 2020, we entered into the HaiChang License Agreement, pursuant to which we granted HaiChang an exclusive (even as to us), royalty-bearing, sublicensable worldwide license to research, develop and commercialize pharmaceutical products comprising RX-0201 (subject to and limited by the exclusive rights of NEXT BT Co. Ltd (“Next BT”) with respect to RX-0201 in Asia), RX-0301, and RX-0047, a proprietary compound currently in preclinical development. HaiChang has agreed to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize one product comprising RX-0301 and one product comprising RX-0047.

HaiChang will pay us a one-time upfront payment in the amount of $250,000 for certain materials to be transferred by us to HaiChang.  HaiChang will pay us development milestone payments in an aggregate of up to $63,000,000 with respect to RX-0201 and RX-0301 and up to $33,000,000 with respect to RX-0047, and royalties based on percentages of net sales in the low tens with respect to RX-0201 and RX-0301 and the mid-single digits with respect to RX-0047.  However, if HaiChang exclusively sublicenses its rights to a third party with respect to RX-0201 and RX-0301 or RX-0047 in a particular jurisdiction, instead of the foregoing milestones and royalties to the extent relating to such compound(s) and jurisdiction, HaiChang will pay us a percentage of any sublicensing revenue received by HaiChang, provided that in any event HaiChang will pay a milestone payment on initiation of a Phase 3 clinical trial that is subject to reduction by the amount of any sublicensing revenue paid with respect to the applicable compound(s) as of the time of initiation of the trial.

In connection with entering into the HaiChang License Agreement, the parties terminated the HaiChang Collaboration Agreement.

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

Next BT

In February 2003, we entered into a research collaboration agreement with Rexgene Biotech Co., Ltd. (“Rexgene”), which agreed to assist us with the research, development and clinical trials necessary for registration of RX-0201 in Asia.  Under the agreement, we granted Rexgene an exclusive license, with right to sublicense, to make, have made, use, sell and import RX-0201 in Asia.  In accordance with the agreement, Rexgene paid us a one-time fee of $1,500,000 in 2003.

On February 5, 2018, we entered into a royalty and release agreement with Next BT, the successor in interest to Rexgene.  In exchange for Next BT terminating its rights to RX-0201 in Asia, we agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 we make in Asia and 50% of our licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  The agreement will terminate upon the earlier of Next BT’s receipt of $5,000,000 under the agreement, February 5, 2025 if Next BT has received at least $3,000,000 under the agreement by that date, and the date after February 5, 2025 that Next BT has received cumulative payments of $3,000,000 under the agreement.  On June 18, 2018, we amended the royalty and release agreement with Next BT, to reinstate the exclusive license to RX-0201 in Asia.  We retained the rights to RX-0301 in Asia and elsewhere.

Korea Research Institute of Chemical Technology (“KRICT”)

In June 2009, we entered into a license agreement with KRICT to acquire rights to all of KRICT’s intellectual property related to quinoxaline-piperazine derivatives, which includes RX-5902.  We paid an initial license fee of $100,000 in July 2009, and will pay a one-time milestone payment of $1,000,000 to KRICT upon marketing approval from FDA for the first commercial product stemming from the licensed intellectual property (the “Milestone Payment”).  Upon payment of the Milestone Payment, all of the rights previously licensed to us will be transferred to us and the agreement will terminate.  The agreement is terminable by either party for the other party’s material breach, subject to a 60-day cure period.  To date, we have paid only the $100,000 initial license fee pursuant to this agreement.

Employees

As of February 21, 2020, we employed five individuals, all of whom are full-time employees.  We have never had a work stoppage, and none of our employees are represented by a labor organization or covered by collective bargaining arrangements.  We consider our relationship with our employees to be good.

Corporate Information

We are a Delaware corporation and trace our history to the March 2001 founding of Rexahn, Corp.  Our principal executive offices are located in Rockville, Maryland.  Our website address is www.rexahn.com.  We make available free of charge on our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practical after filing or furnishing with the SEC. Information found on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K (this “Annual Report”).

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  You should carefully consider the risks described below together with the other information included in this Form 10-K.  Our business, financial condition or results of operations could be adversely affected by any of these risks.  If any of these risks occur, the value of our common stock could decline.

Risks Related to Our Evaluation of Strategic Alternatives

Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

We have commenced a process to evaluate strategic alternatives in order to enhance stockholder value, including the possibility of an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other strategic transactions involving the Company.  We have engaged Oppenheimer and Co. Inc., as our financial advisor to assist us in this process.  In connection with the evaluation of strategic alternatives, we are evaluating opportunities to extend our resources and have reduced our headcount to five employees.  We expect to devote significant time and resources to identifying and evaluating strategic transactions and this process may create a distraction, uncertainty or the loss of business opportunities, which may adversely affect our operating results and business.  In addition, the fact that we have very few employees could make it difficult to evaluate strategic alternatives.  There can be no assurance that the process to evaluate strategic alternatives will result in agreements or transactions. The current market price of our common stock may reflect a market assumption that a transaction will occur, and a failure to complete a transaction could result in a negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives.  Even if we negotiate a definitive agreement, there can be no certainty that any transaction will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks.  In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders.  If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Risks Related to Our Financial Position and Capital Needs

We currently have no product revenues, have incurred negative cash flows from operations since inception and will need to raise additional capital to operate our business.

To date, we have generated no product revenues and have incurred negative cash flow from operations.  Until we receive approval from the FDA or other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues.  We expect to continue to incur significant development and other expenses related to our ongoing operations.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings, cash on hand, licensing fees and grants, if any.  If we are not able to raise sufficient funds, we will have to reduce our research and development activities, and it may be more difficult to develop our pipeline.  We will first reduce research and development activities associated with any preclinical compounds.  To the extent necessary, we will then reduce our research and development activities related to our clinical stage product candidates.

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

Since our inception, we have incurred significant net losses.  Our accumulated deficit as of December 31, 2019 and 2018 was $163,322,676 and $154,687,242, respectively.  For the years ended December 31, 2019 and 2018, we had net losses of $8,635,434 and $14,368,530, respectively.  Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures, including related to:

•	continued preclinical development and clinical trials for our product candidates;

•	finding and maintaining suitable partnerships to help us research, develop and commercialize product candidates;

•	efforts to seek regulatory approvals for our product candidates;

•	implementing additional internal systems and infrastructure; and

•	hiring additional personnel or entering into relationships with third parties to perform functions that we are unable to perform on our own.

We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operations and capital expenditures.  Until we have the capacity to generate revenues, we are relying upon outside funding resources to fund our cash flow requirements.  If these resources are depleted or unavailable, it may be more difficult to develop our pipeline, we may be unable to continue to expand our operations or otherwise capitalize on our business opportunities, and our business, financial condition and results of operations would be materially adversely affected.

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

The continued listing of our common stock on the Nasdaq Capital Market (“Nasdaq”) is contingent on our continued compliance with a number of listing standards.  There is no assurance that we will remain in compliance with these standards.  Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock.  Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.  Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

Risks Related to Our Business

Two of our product candidates are in clinical trials, which are very expensive, time-consuming and difficult to design and implement.

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

We may seek regulatory approval for our product candidates in countries outside of the United States, such as China, and expect that these countries will be important markets for our product candidates, if approved.  Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing.  Moreover, the time required to obtain approval in other jurisdictions may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Failure to obtain regulatory approval in one country may have a negative effect on the regulatory approval process in others.  The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval.  We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.  If we are unable to obtain approval of any of our product candidates by regulatory authorities in jurisdictions outside the United States, the commercial prospects of that product candidate may be diminished and our business prospects could be adversely impacted.

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

The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry.  The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

The Affordable Care Act and certain of its provisions have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation.  For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate.

In addition, in December 2018, a United States District Court Judge for the Northern District of Texas ruled that the individual mandate is (i) unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Cuts and Jobs Act and (ii) not severable from the rest of the ACA, and that as a result the entire ACA is invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact the ACA and implementation.   Additional legislative changes, regulatory changes and judicial challenges related to the Affordable Care Act remain possible.  Any such changes could decrease the number of individuals with health coverage.  It is possible that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.  For example, recent legislative enactments have resulted in Medicare payments to providers being subject to a reduction of, on average, two percent, referred to as sequestration, until 2029.  Continuation of sequestration or enactment of other reductions in Medicare reimbursement for drugs could affect our ability to achieve a profit on any candidate products that are approved for marketing.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security).  In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information and genetic privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the FTC Act and the CCPA, govern the collection, use, disclosure, and protection of health-related and other personal information.  Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.  Many of these federal and state laws and regulations differ from each other in significant ways, thus complicating compliance efforts.  In addition, we may obtain health information from third parties, such as research institutions form which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA.  Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we, our affiliates or our agents knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.  Among other things, HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies).  If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed.  Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals).  In addition, HIPAA does not replace federal, state, foreign or other laws that may grant individuals even greater privacy protections.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval.  Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Law prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration (interpreted to include anything of value), directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, any good or service for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•
the federal civil False Claims Act imposes penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or making a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•
HIPAA imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payers, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

There are currently marketed products and product candidates under development by our competitors that have similar mechanisms of action or target some of the same indications as our clinical stage product candidates.  If approved, RX-3117 could compete with other compounds with an anti-metabolite mechanism of action in cancers, such as NUC-1031 (Acelarin), which is under development by Cunanan, and other approved nucleoside analogues such as capecitabine and gemcitabine.  We are not currently aware of known inhibitors of phosphorylated p68 that would compete with RX-5902 if RX-5902 were approved, but other drugs with a different mechanism of action are approved or in development for the same indications, including AstraZeneca’s LYNPARZA (olaparib), Immunomedics’ sacituzumab govitecan and various PD-1 inhibitors, including Genentech’s TECENTRIQ (atezolizumab), that are approved or in development for TNBC. If approved, RX-0301 could compete with other Akt-1 inhibitors under development by other companies including Merck & Company, Inc., GlaxoSmithKline, AstraZeneca, Gilead Sciences, MEI Pharma, PIQUR Therapeutics and others.

Our competitors may succeed in obtaining regulatory approval of their products more rapidly than we are able to, obtaining patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates, or developing products that are more effective and/or safer than ours, any of which could render our product candidates less competitive prior to recovery by us of expenses incurred with respect to their development and could lead us to alter our business plans or development strategies. For example, in response to the changing treatment landscape for RCC, patients over the prior two years with the approval of new therapies by the FDA, in February 2018, we announced plans to discontinue the internally funded programs of RX-0201 and ceased enrolling patients in a Phase 2a proof-of-concept clinical trial of RX-0201 in patients with metastatic RCC.

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

In addition to our own internally developed product candidates, we may seek opportunities to acquire or in-license compounds in oncology and other therapeutic areas that are strategic additions to our current product pipeline, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise.  We may be unable to acquire or in-license any product candidates from third parties, including because we are focusing on a specific area of care and we may be unable to identify product candidates that we believe are an appropriate strategic fit for our company.  In addition, efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit.

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

We are dependent on our President and Chief Executive Officer and other key professionals and the loss of any of these individuals could harm our business.

We are dependent on the efforts of our President and Chief Executive Officer, Douglas J. Swirsky, and other key professionals.  The loss of Mr. Swirsky, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our prospects. All our employees, including Mr. Swirsky, are employed “at-will,” and any of them may elect to pursue other opportunities at any time.

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

We have engaged third-party CROs and other investigators and collaborators, such as universities, medical institutions and other life science companies, to conduct our preclinical studies, toxicology studies and clinical trials, and to pursue development for our product candidates.  For example, in February 2020, we entered into the HaiChang License Agreement pursuant to which HaiChang agreed to use commercially reasonable efforts to develop RX-0201 or RX-0301.  The HaiChang License Agreement replaced an earlier agreement under which HaiChang had agreed to develop RX-0301 and conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatic cell carcinoma in China.  That trial has not yet occurred.  Engaging third parties, or collaborating with third parties, is typical practice in our industry.  However, relying on such organizations means that the conduct of clinical trials and other studies, and the completion of these trials and studies, is not within our direct control.  Trials and studies may be delayed due to circumstances outside our control, and such delays may result in additional expenses for us.

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

If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications and introduction of new drugs to the market may be delayed or unsuccessful.  As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.  For example, the success of the HaiChang License Agreement depends on, among other things, the skills, experience and efforts of HaiChang, HaiChang’s commitment to the arrangement, and the financial condition of HaiChang, all of which are beyond our control.  In the event that HaiChang fails to successfully develop or commercialize any of the products licensed under the HaiChang License Agreement, including due to early termination of the HaiChang agreement, our ability to obtain fees, milestone payments and royalties would be adversely affected, which could have an adverse effect on our financial condition and results of operation.  Our collaborators may also have relationships with other commercial entities, some of which may compete with us.  If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

To date, we have generated no revenues from product sales and only minimal revenues from a research agreement with a minority stockholder and interest on bank account balances and short-term investments.  Our accumulated deficit as of December 31, 2019 and 2018 was $163,322,676 and $154,687,242 respectively.  For the years ended December 31, 2019 and 2018, we had net losses of $8,635,434 and $14,368,530, respectively, partially as a result of expenses incurred through a combination of research and development activities related to the various technologies under our control and expenses supporting those activities.  Until we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues.

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

Our corporate headquarters are currently located in Rockville, Maryland and consist of approximately 5,466 square feet of leased office space under a lease that expires in June 2024.  We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future if needed.

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

Our common stock is traded on Nasdaq Capital Market, under the ticker symbol “REXN”.  As of February 21, 2020, there were approximately 22 stockholders of record of our common stock.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a clinical stage biopharmaceutical company developing innovative therapies to improve patient outcomes in cancers that are difficult to treat.  Our pipeline features two clinical-stage product candidates and additional compounds in preclinical development.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of third-party service costs under research and development agreements, salaries and related personnel costs, as well as stock-based compensation related to these costs, costs to acquire pharmaceutical products and product rights for development and amounts paid to CROs, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Recently Issued Accounting Standards

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Financial Statements,” in this Annual Report for a discussion of recent accounting pronouncements.

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

Total Revenues

We had no revenues for the years ended December 31, 2019 or 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased approximately $1,691,000, or 22.8%, to $5,738,000 for the year ended December 31, 2019 from $7,429,000 for the year ended December 31, 2018.  The decrease was primarily attributable to lower personnel and operating costs resulting from the streamlining of operations.

Research and Development Expenses

Research and development expenses decreased approximately $7,632,000, or 58.2%, to $5,477,000 for the year ended December 31, 2019, from $13,109,000 for the year ended December 31, 2018.  The decreases are a result of the completion of the enrollment of our RX-3117 and RX-5902 clinical trials, decreased drug manufacturing costs as we have adequate supply, the elimination of certain preclinical activities, and headcount reductions.

The table below summarizes the approximate amounts incurred on each of our research and development projects for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Clinical Candidates:
RX-3117	$3,088,900	$6,126,200
RX-5902	887,200	3,104,400
RX-0201	175,600	651,200

Preclinical, Personnel and Overhead	1,325,076	3,227,258

Total Research and Development Expenses	$5,476,776	$13,109,058

We expect total research and development expenses and research and development expense for each of our research and development projects to decrease in 2020 as we progress toward the completion of our Phase 2a clinical trial of RX-3117 with Abraxane, evaluate the development strategy for RX-5902, and explore and evaluate strategic alternatives.

Interest Income

Interest income increased approximately $59,000, or 23.3% to $314,000 for the year ended December 31, 2019 from $254,000 for the year ended December 31, 2018.  The increase is primarily attributable to higher interest rates on cash and cash equivalents, and marketable securities for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Other Income

During the year ended December 31, 2018, we recorded approximately $369,000 of other income related to the termination of our collaborative agreement with Next BT.  See Note 7, “Collaboration and License Agreements,” in the Notes to Financial Statements in this Annual Report for a discussion of the termination of this agreement.

Unrealized Gain on Fair Value of Warrants

Our warrants that are classified as liabilities are recorded at fair value using a lattice model.  Changes in the fair value of liability-classified warrants are recorded as unrealized gains or losses in our statement of operations.  During the years ended December 31, 2019 and 2018, we recorded unrealized gains on the fair value of warrants of approximately $2,266,000 and $5,546,000 respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The unrealized gains for the years ended December 31, 2019 and December 31, 2018 primarily resulted from a significant decrease in the stock price of the underlying common stock at the end of each period as compared to the beginning of each period.

Net Loss

As a result of the above, net loss for the year ended December 31, 2019 decreased approximately $5,733,000 or 39.9%, to $8,635,000 ($2.18 per share) from $14,369,000 ($5.25 per share) for the year ended December 31, 2018.

Liquidity and Capital Resources

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We expect to continue to incur negative cash flow and operating losses as we explore strategic alternatives.  We have spent, and subject to our exploration of strategic alternatives, expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  Subject to the result of our exploration of strategic alternatives, we will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  In conjunction with our exploration of strategic alternatives, we are exploring opportunities to extend our resources.  We believe that our cash, cash equivalents, and marketable securities of approximately $12.2 million as of December 31, 2019 will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months following the issuance of the financial statements contained in this Annual Report.  However, our resource requirements could materially change to the extent we identify and enter into any strategic transaction.

Cash Flows

The table below summarizes our net cash flow activity:

	For the Year Ended December 31,
	2019	2018
Net Cash Used in Operating Activities	$(10,277,133)	$(18,838,638)
Net Cash Provided By Investing Activities	3,098,551	11,910,996
Net Cash Provided by Financing Activities	7,653,828	6,772,789
Net Increase (Decrease) in Cash and Cash Equivalents	$475,246	$(154,853)

Cash used in operating activities was approximately $10,277,000 for the year ended December 31, 2019.  The operating cash flows during the year ended December 31, 2019 reflect a net loss of approximately $8,635,000, an unrealized gain on the fair value of warrants of approximately $2,266,000, and a net increase of cash components of working capital and non-cash charges totaling $624,000.  Cash used in operating activities was approximately $18,839,000 for the year ended December 31, 2018.  The operating cash flows during the year ended December 31, 2018 reflect a net loss of $14,369,000, an unrealized gain on the fair value of warrants of $5,546,000, and a net increase of cash components of working capital and non-cash charges totaling $1,076,000.

Cash provided by investing activities was approximately $3,099,000 for the year ended December 31, 2019, which consisted of $12,000,000 from the redemption of marketable securities, and approximately $6,000 from the sale of equipment, offset by approximately $8,888,000 and approximately $19,000 from the purchases of marketable securities and equipment, respectively.  Cash provided by investing activities was approximately $11,911,000 for the year ended December 31, 2018, which consisted of $11,950,000 from the redemption of marketable securities, offset by $39,000 from the purchase of equipment.

Cash provided by financing activities was approximately $7,654,000 for the year ended December  31, 2019 which consisted of net proceeds from our underwritten offering in January 2019.  Cash provided by financing activities was approximately $6,773,000 for the year ended December 31, 2018, which consisted of net proceeds of $6,873,000 from our registered direct public offering offset by $100,000 in deferred offering costs for our January 2019 underwritten public offering.

Financings

On October 19, 2018, we closed a registered direct public offering of 480,770 shares of common stock and warrants to purchase up to 480,771 shares of common stock.  The common stock and warrants were sold in units at a price of $15.60 per unit, for gross proceeds of $7,500,000.

On January 25, 2019, we closed an underwritten public offering of 895,834 shares of common stock and warrants to purchase up to 895,886 shares of common stock.  The common stock and warrants were sold in units at a price of $9.60 per unit, for gross proceeds of $8,600,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or holdings in variable interest entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

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

Changes in Internal Control over Financial Reporting.  During the most recent quarter ended December 31, 2019, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013).

Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019 and is incorporated into this Annual Report by reference.

Item 11.	Executive Compensation.

The information required by this Item will be set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019 and is incorporated into this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019 and is incorporated into this Annual Report by reference.

Item 13.	Certain Relationships and Related Transactions; and Director Independence.

The information required by this Item will be set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019 and is incorporated into this Annual Report by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item will be set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019 and is incorporated into this Annual Report by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:

(1)	The following documents are filed as a part of this Annual Report:

	Report of Baker Tilly Virchow Krause, LLP	F-1

	Balance Sheet as of December 31, 2019 and December 31, 2018	F-2

	Statement of Operations for the year ended December 31, 2019 and 2018	F-3

	Statement of Comprehensive Loss for the year ended December 31, 2019 and 2018	F-4

	Statement of Stockholders’ Equity for the year ended December 31, 2019 and 2018	F-5

	Statement of Cash Flows for the year ended December 31, 2019 and 2018	F-6

	Notes to the Financial Statements	F-7

(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

(3)	See the accompanying Index to Exhibits filed as a part of this Annual Report, which list is incorporated by reference in this Item.

(b)	See the accompanying Index to Exhibits filed as a part of this Annual Report.

(c)	Other schedules are not applicable.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, filed as Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2005, is incorporated herein by reference.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2017, is incorporated herein by reference.

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 30, 2018 is incorporated herein by reference.

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2019, is incorporated herein by reference.

3.5
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

4.2	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015, is incorporated herein by reference.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016, is incorporated herein by reference.

4.4	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016, is incorporated herein by reference.

4.5	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017, is incorporated herein by reference.

4.6	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017, is incorporated herein by reference.

4.7	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018, is incorporated herein by reference.

4.8	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2019, is incorporated herein by reference.

4.9	Description of Common Stock.

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

*10.7
Form of Restricted Stock Unit Agreement under the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

*10.8
Employment Agreement, dated as of January 2, 2018, by and between Rexahn Pharmaceuticals, Inc. and Douglas Swirsky, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2018 is incorporated herein by reference.

*10.9
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

10.15
Fifth Amendment to Lease Agreement, dated as of April 13, 2017, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, is incorporated herein by reference.

10.16
Sixth Amendment to Lease Agreement, dated as of March 19, 2019, by and between Rexahn Pharmaceuticals, Inc. and SG Plaza Holdings, LLC, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, is incorporated herein by reference.

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

**10.23
Clinical Trial Collaboration and Supply Agreement, dated August 13, 2018, by and between Merck Sharp & Dohme B.V., and Rexahn Pharmaceuticals, Inc., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, is herein incorporated by reference.

**10.24
Collaboration and License Agreement, dated as of February 25, 2019, between BioSense Global, LLC and Rexahn Pharmaceuticals, Inc., as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, is herein incorporated by reference.

10.25
Amendment No. 1 to Collaboration and License Agreement, dated as of August 24, 2019, between BioSense Global LLC and Rexahn Pharmaceuticals, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019 is herein incorporated by reference.

23.1	Consent of Baker Tilly Virchow Krause, LLP, independent registered public accounting firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

101
The following materials from Rexahn Pharmaceuticals, Inc.’s Annual Report on Form 10-K, formatted in Extensible Business Reporting Language (“XBRL”): (i) Balance Sheet; (ii) Statement of Operations; (iii) Statement of Comprehensive Loss; (iv) Statement of Stockholders’ Equity; (v) Statement of Cash Flows; and (vi) Notes to the Financial Statements

*Indicates management contract or compensatory plan or arrangement
**Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

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
Douglas J. Swirsky
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas J. Swirsky	President, Chief Executive Officer	February 21, 2020
Douglas J. Swirsky	and Director (Principal Executive, Financial and Accounting Officer)

/s/ Peter Brandt*	Chairman	February 21, 2020
Peter Brandt

/s/ Charles Beever*	Director	February 21, 2020
Charles Beever

/s/ Kwang Soo Cheong*	Director	February 21, 2020
Kwang Soo Cheong

/s/ Ben Gil Price*	Director	February 21, 2020
Ben Gil Price

/s/ Richard J. Rodgers*	Director	February 21, 2020
Richard J. Rodgers

/s/ Lara Sullivan*	Director	February 21, 2020
Lara Sullivan

* By:	/s/ Douglas J. Swirsky, Attorney-in Fact
Douglas J. Swirsky, Attorney-in-Fact**

** By authority of the power of attorney filed as Exhibit 24.1 hereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Rexahn Pharmaceuticals, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rexahn Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Lancaster, Pennsylvania
February 21, 2020

REXAHN PHARMACEUTICALS, INC.
Balance Sheet

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$9,219,547	$8,744,301
Marketable securities	2,997,220	5,981,520
Prepaid expenses and other current assets	447,206	1,173,847
Total Current Assets	12,663,973	15,899,668
Security Deposits	25,681	30,785
Operating Lease Right-of-Use Assets	203,348	-
Equipment, Net	75,770	112,473
Total Assets	$12,968,772	$16,042,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,265,731	$3,152,550
Deferred revenue	1,500,000	-
Operating lease liabilities, current	139,765	-
Total Current Liabilities	2,905,496	3,152,550
Operating Lease Liabilities, non-current	63,605	-
Warrant Liabilities	41,717	2,307,586
Other Liabilities	-	19,900
Total Liabilities	3,010,818	5,480,036
Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 authorized shares, 4,019,141 and 3,122,843 issued and outstanding	402	312
Additional paid-in capital	173,278,144	165,267,656
Accumulated other comprehensive income (loss)	2,084	(17,836)
Accumulated deficit	(163,322,676)	(154,687,242)

Total Stockholders’ Equity	9,957,954	10,562,890

Total Liabilities and Stockholders’ Equity	$12,968,772	$16,042,926

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Operations

	For the Years Ended December 31,
	2019	2018
Revenues:	$-	$-

Expenses:
General and administrative	5,738,227	7,428,615
Research and development	5,476,776	13,109,058

Total Expenses	11,215,003	20,537,673

Loss from Operations	(11,215,003)	(20,537,673)

Other Income
Interest income	313,700	254,344
Other income	-	368,750
Unrealized gain on fair value of warrants	2,265,869	5,546,049
Total Other Income	2,579,569	6,169,143

Net Loss Before Provision for Income Taxes	(8,635,434)	(14,368,530)
Provision for income taxes	-	-
Net Loss	$(8,635,434)	$(14,368,530)

Net loss per share, basic and diluted	$(2.18)	$(5.25)

Weighted average number of shares outstanding, basic and diluted	3,960,163	2,738,506

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Comprehensive Loss

	For the Years Ended December 31,
	2019	2018

Net Loss	$(8,635,434)	$(14,368,530)

Unrealized gain on available-for-sale securities	19,920	39,050

Comprehensive Loss	$(8,615,514)	$(14,329,480)

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Stockholders’ Equity
For the Year Ended December 31, 2019 and 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2018	2,639,319	$264	$157,143,930	$(140,318,712)	$(56,886)	$16,768,596
Issuance of common stock and units, net of issuance costs	480,770	48	6,872,741	-	-	6,872,789
Common stock issued in exchange for services	1,250	-	22,650	-	-	22,650
Common stock issued from vested restricted stock units	1,504	-	-	-	-	-
Stock-based compensation	-	-	1,228,335	-	-	1,228,335
Net loss	-	-	-	(14,368,530)	-	(14,368,530)
Other comprehensive income	-	-	-	-	39,050	39,050
Balances at December 31, 2018	3,122,843	$312	$165,267,656	$(154,687,242)	$(17,836)	$10,562,890
Issuance of common stock and units, net of issuance costs	895,834	90	7,553,738	-	-	7,553,828
Common stock issued from vested restricted stock units	464	-	-	-	-	-
Stock-based compensation	-	-	456,750	-	-	456,750
Net loss	-	-	-	(8,635,434)	-	(8,635,434)
Other comprehensive income	-	-	-	-	19,920	19,920
Balances at December 31, 2019	4,019,141	$402	$173,278,144	$(163,322,676)	$2,084	$9,957,954

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Statement of Cash Flows

	For the Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(8,635,434)	$(14,368,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensatory stock	-	22,650
Depreciation and amortization	40,992	48,211
Loss on sale of equipment	9,594	-
Amortization of premiums and discounts on marketable securities, net	(108,214)	39,251
Stock-based compensation	456,750	1,228,335
Amortization and termination of deferred research and development arrangement	-	(375,000)
Unrealized gain on fair value of warrants	(2,265,869)	(5,546,049)
Changes in assets and liabilities:
Prepaid expenses and other assets	608,143	230,694
Accounts payable and accrued expenses	(1,886,819)	(81,376)
Deferred revenue	1,500,000	-
Other, net	3,724	(36,824)
Net Cash Used in Operating Activities	(10,277,133)	(18,838,638)
Cash Flows from Investing Activities:
Purchase of equipment	(19,383)	(39,224)
Sale of equipment	5,500	-
Purchase of marketable securities	(8,887,566)	-
Redemption of marketable securities	12,000,000	11,950,220
Net Cash Provided by Investing Activities	3,098,551	11,910,996
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	7,653,828	6,872,789
Payment of deferred offering costs	-	(100,000)
Net Cash Provided by Financing Activities	7,653,828	6,772,789
Net Increase (Decrease) in Cash and Cash Equivalents	475,246	(154,853)
Cash and Cash Equivalents – beginning of period	8,744,301	8,899,154
Cash and Cash Equivalents - end of period	$9,219,547	$8,744,301
Supplemental Cash Flow Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$197,224	$-
Non-cash financing and investing activities:
Warrants issued	$4,735,913	$4,841,830
Operating lease right-of-use assets obtained in exchange for lease obligations:	$380,935	$-

(See accompanying notes to the financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

1.	Operations and Organization

Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the development of innovative treatments for cancer.  The Company had an accumulated deficit of $163,322,676 at December 31, 2019 and anticipates incurring losses in the foreseeable future.  In September 2019, the Company commenced a process to explore and evaluate strategic alternatives to enhance shareholder value and engaged a financial advisory firm to assist in the process.

The Company believes that its cash, cash equivalents and marketable securities of approximately $12.2 million as of December 31, 2019 will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from these estimates.  These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation, based on the lesser of the term of the lease or the estimated useful life of the assets, is provided as follows:

	Life	Depreciation Method
Furniture and fixtures	7 years	straight line
Office equipment	5 years	straight line
Laboratory equipment	5-7 years	straight line
Computer equipment	3-5 years	straight line
Leasehold improvements	3-5 years	straight line

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenses consist primarily of third-party service costs under research and development agreements, salaries and related personnel costs, including stock-based compensation, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials.

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

Concentration of Credit Risk

ASC 825, “Financial Instruments,” requires disclosure of any significant off balance sheet risk and credit risk concentration.  The Company does not have significant off‑balance sheet risk or credit concentration.  The Company maintains cash and cash equivalents with major financial institutions.  From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2019, the Company’s uninsured cash balance was $8,969,547.  Management does not consider this to be a significant credit risk as the banks are large, established financial institutions.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no material impact on the financial statements.

Recent Accounting Pronouncements Affecting the Company

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2019.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows carryforward of the historical lease classification. The Company did not elect the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company recognizes those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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

The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2019 and 2018:

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$1,996,216	$1,184	$-	$1,997,400
Corporate Bonds	998,920	900	-	999,820
Total Marketable Securities	$2,995,136	$2,084	$-	$2,997,220

	December 31, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$5,999,356	$-	$(17,836)	$5,981,520

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss.  As of December 31, 2019, all of the Company’s marketable securities are due to mature in less than one year.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

4.	Prepaid Expenses and Other Current Assets

	December 31, 2019	December 31, 2018

Deposits on contracts	$-	$618,417
Prepaid expenses and other current assets	447,206	555,430

	$447,206	$1,173,847

Deposits on contracts consist of deposits on research and development contracts for services that had not been incurred as of the balance sheet date.  Prepaid expenses and other assets include prepaid general and administrative expenses not yet incurred as of the balance sheet date.

5.	Equipment, Net

	December 31, 2019	December 31, 2018

Furniture and fixtures	$67,650	$82,686
Office and computer equipment	163,440	159,489
Laboratory equipment	-	447,653
Leasehold improvements	116,403	131,762

Total equipment	347,493	821,590
Less: Accumulated depreciation and amortization	(271,723)	(709,117)

Net carrying amount	$75,770	$112,473

During the year ended December 31, 2019, the Company sold its laboratory equipment prior to terminating its laboratory lease. The Company recorded a loss of $9,594 on the sale, which is included in general and administrative expense in the Company’s statement of operations.

6.	Accounts Payable and Accrued Expenses

	December 31, 2019	December 31, 2018

Trade payables	$488,285	$547,519
Accrued expenses	471,700	140,637
Accrued research and development contract costs	221,170	1,782,131
Payroll liabilities	84,576	682,263

	$1,265,731	$3,152,550

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

7.	Collaboration and License Agreements

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

The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $3,000,000.  The variable consideration relates to the milestone payments and future sales-based royalty payments.  The Company estimates the variable consideration in the contract using the most likely amount method.  The Company determined at the contract outset and as of December 31, 2019 that all milestone payments should be fully constrained, as it is not probable that a significant reversal of revenue will not occur in a future period, given the significance of the milestone payments and that the payments are earned based upon the achievement of events that are highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

As of December 31, 2019, $1,500,000 of the upfront payment had been paid, and the remaining $1,500,000 which was due on September 23, 2019 remained unpaid.  The Company has not terminated the Collaboration and License Agreement nor amended its performance obligations.  As neither performance obligation has been satisfied as of December 31, 2019, no revenue has been recognized for the year ended December 31, 2019. The Company has recorded the $1,500,000 of transaction consideration received as of December 31, 2019 as deferred revenue on the Company’s balance sheet.

Zhejiang HaiChang Biotechnology Co., Ltd.

On February 8, 2018, the Company entered into a research and development collaboration agreement with Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) under which HaiChang agreed to  develop RX-0301, a nano-liposomal formulation of RX-0201, using its proprietary QTsome™ technology and to conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatocellular carcinoma in China.

The Company accounts for this contract under ASC 606.  The Company has determined the sole performance obligation under the contract with HaiChang relates to the license of intellectual property in exchange for variable, non-cash consideration in the form of the rights to the enhanced intellectual property developed by HaiChang under the contract.  Revenue associated with this license is recognized at a point in time.  At the outset of the contract, the value of the license was determined to be de minimis given the early stage of clinical development of the intellectual property.  Because the consideration in the contract varies based upon the success of the research and development efforts of HaiChang, the Company has determined that the non-cash consideration in the contract represents variable consideration.  The Company estimates variable consideration under the contract using the expected value method.  Given the early stage and the uncertain success of the development work to be performed by HaiChang, as of December 31, 2019 and 2018, the Company has determined that the variable consideration in the contract should be fully constrained at the contract outset and as of December 31, 2019 and 2018.  The Company has not recorded revenue for this contract for the years ended December 31, 2019 and 2018.

As further described in Note 16, on February 8, 2020, the Company entered into an exclusive license with HaiChang (the “HaiChang License Agreement”).  In connection with entering into the HaiChang License Agreement, the parties terminated the research and development collaboration agreement with HaiChang.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

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

On February 5, 2018, the Company and NEXT BT Co. Ltd. (“Next BT”), the successor in interest to Rexgene, terminated the agreement.  In exchange for Next BT terminating its rights to RX-0201 in Asia, the Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to the licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  Upon termination of the agreement, the unamortized deferred research and development arrangement liability of $368,750 under the agreement was eliminated and recognized as other income.   The Company historically used 20 years as its basis for recognition and accordingly research and development expenses were reduced by $6,250 for the period beginning January 1, 2018 up to the agreement’s termination.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

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

The following table summarizes the right of use lease assets and lease liabilities as of December 31, 2019:

Right-of-Use Assets	$203,348

Operating Lease Liabilities
Current	$139,765
Long Term	63,605
Total Operating Lease Liabilities	$203,370

Lease expense for the year ended December 31, 2019 was $229,701, which includes $200,948 in operating lease costs and $28,753 in variable lease costs.  The right-of-use asset and lease liability were calculated using an estimated incremental borrowing rate of 11%.  At December 31, 2019, the weighted average lease term was 1.5 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

The table below summarizes the Company’s scheduled future minimum lease payments recorded on the balance sheet, as of December 31, 2019:

Year Ending December 31:
2020	$155,280
2021	65,364
Minimum lease payments	220,644
Less: Imputed interest	(17,274)
Present value of minimum lease payments	203,370
Less: current maturities of lease obligations	(139,765)
Long-term lease obligations	$63,605

9.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of December 31, 2019 and 2018, there were stock options, restricted stock units (“RSUs”) and warrants to acquire, in the aggregate, 2,126,063 and 1,322,602 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share for all periods presented is the same as basic loss per share for those periods because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

10.	Common Stock

The following transactions occurred during the years ended December 31, 2019 and 2018:

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

Public Offerings

October 2018

On October 19, 2018, the Company closed a registered direct offering of 480,770 shares of common stock and warrants to purchase up to 480,771 shares of common stock, resulting in gross proceeds to the Company of approximately $7,500,000.  The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $15.60 per unit, with an exercise price for the warrants of $20.04 per share.  The warrants became exercisable April 19, 2019 and will remain exercisable through April 19, 2024.  The Company also issued warrants to purchase up to 28,848 shares of the Company’s common stock, at an exercise price of $19.50 per share, to designees of the placement agent in the offering.  The warrants issued to the investors and to the placement agent are classified as equity instruments.  The closing costs of this offering of $896,117 included $286,906 for the placement agent warrants and $627,211 in placement agent and other fees that are recorded as a reduction of the gross proceeds of the offering.

January 2019

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

As of December 31, 2019, the Company had 204,574 options outstanding.

The Company grants equity awards to key employees, directors and consultants of the Company under the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  The Company has reserved 283,333 shares of common stock for issuance pursuant to the 2013 Plan.  As of December 31, 2019, there were 187,420 options outstanding under the 2013 Plan, and 93,882 shares were available for issuance.  In addition, as of December 31, 2019, there were 17,154 options outstanding under a previously established stock option plan under which no new stock options may be granted.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options and RSUs granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award.  Total stock-based compensation recognized by the Company for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2019	2018
Statement of operations line item:
General and administrative	$393,483	$883,855
Research and development	63,267	344,480

Total	$456,750	$1,228,335

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its net deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Summary of Stock Option Transactions

There were 52,465 stock options granted at exercise prices ranging from $5.23 to $7.45 with an aggregate fair value of $220,540 during the year ended December 31, 2019.  There were 123,587 stock options granted at exercise prices ranging from $13.08 to $27.48, with an aggregate fair value of $1,540,866, during the year ended December 31, 2018.

For the majority of the grants to employees, the vesting period is 25% on the first anniversary of the grant date and, thereafter, one thirty-sixth of the remaining option vests in equal installments on the first business day of each month until fully vested.  Options generally expire ten years from the date of grant.  For grants to non-employee directors and consultants of the Company, the vesting period is between one and three years, subject to the fulfillment of certain conditions in the individual stock agreements, or 100% upon the occurrence of certain events specified in the individual stock agreements.

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

Forfeitures-The Company recognizes forfeitures as they occur.

The assumptions made in calculating the fair values of options are as follows:

	For the Year Ended December 31,
	2019	2018
Black-Scholes assumptions
Expected dividend yield	0%	0%
Expected volatility	74-75%	69-73%
Risk-free interest rate	1.9-2.6%	2.3-2.9%
Expected term (in years)	5.5-6 years	5.5-6 years

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

The following table summarizes share-based transactions:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	255,922	$41.88	7.8 years	$-
Granted	52,465	$6.41
Exercised	-	$-
Expired	(2,080)	$97.78
Cancelled	(101,733)	$34.99

Outstanding, December 31, 2019	204,574	$35.60	7.3 years	$-
Exercisable, December 31, 2019	123,263	$51.15	6.2 years	$-

There were no stock options exercised during the years ended December 31, 2019 and 2018.  The weighted average fair value of options granted was $4.20 and $12.48 for the years ended December 31, 2019 and 2018, respectively.

A summary of the Company’s unvested options as of December 31, 2019 and changes during the year ended December 31, 2019 is presented below:

	2019
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2019	131,531	$13.19
Granted	52,465	$4.20
Vested	(51,386)	$14.12
Cancelled	(51,299)	$11.47

Unvested at December 31, 2019	81,311	$7.90

As of December 31, 2019, there was $577,976 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.0 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Summary of Restricted Stock Unit Transactions

The fair value of an RSU award is the closing price of the Company’s common stock on the date of grant.  A summary of RSU activity for the year ended December 31, 2019 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2019	1,394	$22.08
Granted	-	$-
Vested and Released	(464)	$22.08
Cancelled	(930)	$22.08

Outstanding, December 31, 2019	-	$-

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

12.	Warrants

The following table summarizes the Company’s outstanding warrants to purchase common stock as of December 31, 2019 and 2018

	Number of Warrants:
Warrant Issuance	December 31, 2019	December 31, 2018	Exercise Price	Expiration Date
Liability-classified Warrants
January 2014 Investors	-	39,683	$153.60	Jan. 2019
November 2015 Investors	104,168	104,168	$63.60	May 2021
November 2015 Placement Agent	279	279	$63.60	Nov. 2020
March 2016 Investors	50,651	50,651	$50.40	Sept. 2021
September 2016 Investors	67,084	67,084	$36.00	Mar. 2022
June 2017 Investors	126,264	126,264	$48.00	Dec. 2022
June 2017 Placement Agent	15,153	15,153	$49.50	June 2022
October 2017 Investors	136,058	136,058	$34.20	Apr. 2023
October 2017 Placement Agent	16,327	16,327	$36.72	Oct. 2022
Total liability classified warrants	515,984	555,667

Equity-classified Warrants
October 2018 Investors	480,771	480,771	$20.04	Apr. 2024
October 2018 Placement Agent	28,848	28,848	$19.50	Oct. 2023
January 2019 Investors	895,886	-	$9.60	Jan. 2024
Total equity-classified warrants	1,405,505	509,619

Total outstanding warrants	1,921,489	1,065,286

The following table summarizes the Company’s warrant activity for the year ended December 31, 2019:

	Number of Warrants
	Liability- classified	Equity- classified	Total	Weighted average exercise price
Balance, January 1, 2019	555,667	509,619	1,065,286	$37.52
Issued during the period	-	895,886	895,886	$9.60
Exercised during the period	-	-	-	$-
Expired during the period	(39,683)	-	(39,683)	$153.60

Balance, December 31, 2019	515,984	1,405,505	1,921,489	$22.10

At December 31, 2019, the weighted average remaining contractual life of the outstanding warrants was 3.7 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Accounting for Liability-classified Warrants

The warrants issued to investors in the November 2015, March 2016 and September 2016 offerings contain a provision for net cash settlement in the event of a fundamental transaction (contractually defined to include a merger, sale of substantially all assets, tender offer or share exchange).  The warrant holder would have the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant.  In addition, the warrants from these three and the June 2017 and October 2017 offerings contain a cashless exercise provision that is exercisable only in the event that a registration statement is not effective. That provision may not be operative if an effective registration statement is not available because an exemption under the U.S. securities laws may not be available to issue unregistered shares.  As a result, net cash settlement may be required, and these warrants require liability classification.

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

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant.  Historically, the Company has considered the probability of a fundamental transaction occurring to be remote, however, in September 2019, the Company commenced a process to explore and evaluate strategic alternatives to enhance shareholder value, which could result in a fundamental transaction as defined by the warrant agreements. Therefore, the Company adjusted the likelihood and timing of its fundamental transaction  assumptions when calculating the fair values of the liability-classified warrants as of December 31, 2019.

The significant unobservable inputs used in the fair value measurement of the warrants include management’s estimate of the probability that a fundamental transaction may occur in the future.  Significant increases (decreases) in the probability of occurrence would result in a significantly higher (lower) fair value measurement.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

The following table summarizes the fair value of the warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	December 31, 2019	December 31, 2018
November 2015 Investors	$55	$234,918
November 2015 Placement Agent	-	435
March 2016 Investor	439	160,099
September 2016 Investors	3,196	333,834
June 2017 Investors	11,736	623,324
June 2017 Placement Agent	845	65,149
October 2017 Investors	23,772	801,551
October 2017 Placement Agent	1,674	88,276
Total:	$41,717	$2,307,586

The assumptions used in calculating the fair values of the warrants are as follows:

	December 31, 2019	December 31, 2018
Trading market prices	$1.91	$11.16
Estimated future volatility	102%	105%
Dividend	-	-
Estimated future risk-free rate	1.57-1.72%	2.35-2.53%
Equivalent volatility	85-94%	99-104%
Equivalent risk-free rate	1.57-1.59%	2.51-2.55%
Fundamental transaction likelihood	50%	5%
Fundamental transaction timing	April 2020	End of warrant term

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

Changes in the fair value of the warrant liabilities, carried at fair value, as reported as “unrealized gain on fair value of warrants” in the statement of operations:

	For the Year Ended December 31,
	2019	2018
Expired Warrants	$-	$64,307
November 2015 Investors	234,863	1,025,132
November 2015 Placement Agent	435	2,501
March 2016 Investors	159,660	537,455
September 2016 Investors	330,638	720,249
June 2017 Investors	611,588	1,358,540
June 2017 Placement Agent	64,304	156,442
October 2017 Investors	777,779	1,504,001
October 2017 Placement Agent	86,602	177,422
Total:	$2,265,869	$5,546,049

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

13.	Income Taxes

No provision for federal and state income taxes was required for the years ended December 31, 2019 and 2018 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At December 31, 2019 and 2018, the Company had unused net operating loss carry-forwards of approximately $156,586,000 and $147,086,000 respectively, portions of which expire at various dates beginning in 2021.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2019 and 2018, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	December 31, 2019	December 31, 2018

Net Operating Loss Carryforwards	$43,844,000	$41,184,000
Stock Compensation Expense	1,191,000	1,608,000
Book Tax Differences on Assets and Liabilities	464,000	195,000
Valuation Allowance	(45,499,000)	(42,987,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2016 through 2019 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

14.	Commitments and Contingencies

a)
The Company has contracted with various vendors for research and development services, with terms that require payments over the term of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of December 31, 2019, the total estimated cost to complete these agreements was approximately $1,750,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of December 31, 2019, the milestone has not occurred.

c)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral.  Expense related to this matching contribution aggregated to $71,568 and $120,558, for the years ended December 31, 2019 and 2018 respectively.

d)
On February 5, 2018, the Company and Next BT terminated the research collaboration agreement between the Company and Rexgene.  In exchange for Next BT terminating its rights to RX-0201 in Asia, the Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000. As of December 31, 2019, the Company has not made any royalty payments to Next BT.

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

Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$1,997,400	$-	$1,997,400	$-
Corporate Bonds	999,820	-	999,820	-
Total Assets:	$2,997,220	$-	$2,997,220	$-

Liabilities:
Warrant Liabilities	$41,717	$-	$-	$41,717

Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Corporate Bonds	$5,981,520	$-	$5,981,520	$-

Liabilities:
Warrant Liabilities	$2,307,586	$-	$-	$2,307,586

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

There have been no changes in the methodologies used at December 31, 2019 and 2018 and no transfers between Level 1, 2 and 3 during the years ended December 31, 2019 and 2018.

The following table sets forth a reconciliation of changes in the years ended December 31, 2019 and 2018 in the fair value of the liabilities classified as Level 3 in the fair value hierarchy:

Warrant Liabilities
Balance at January 1, 2019	$2,307,586
Unrealized gains, net	(2,265,869)
Balance at December 31, 2019	$41,717

Warrant Liabilities
Balance at January 1, 2018	$7,853,635
Unrealized gains, net	(5,546,049)
Balance at December 31, 2018	$2,307,586

REXAHN PHARMACEUTICALS, INC.
Notes to Financial Statements

16.	Subsequent Event

Exclusive License Agreement with HaiChang

On February 8, 2020, the Company entered into the HaiChang License Agreement pursuant to which the Company granted HaiChang an exclusive (even as to the Company), royalty-bearing, sublicensable worldwide license to research, develop and commercialize pharmaceutical products comprising RX-0201 (subject to and limited by the exclusive rights of Next BT with respect to RX-0201 in Asia), the nano-liposomal formulation of RX-0201 known as RX-0301, and RX-0047, a proprietary compound currently in preclinical development. HaiChang has agreed to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize one product comprising or RX-0301 and one product comprising RX-0047.

HaiChang will pay to the Company a one-time upfront payment in the amount of $250,000 for certain materials to be transferred by the Company to HaiChang.  HaiChang will pay the Company development milestone payments in an aggregate of up to $63,000,000 with respect to RX-0201 and RX-0301 and up to $33,000,000 with respect to RX-0047, and royalties based on percentages of net sales in the low tens with respect to RX-0201 and RX-0301 and the mid-single digits with respect to RX-0047.  However, if HaiChang exclusively sublicenses its rights to a third party with respect to RX-0201 and RX-0301 or RX-0047 in a particular jurisdiction, instead of the foregoing milestones and royalties to the extent relating to such compound(s) and jurisdiction, HaiChang will pay the Company a percentage of any sublicensing revenue received by HaiChang, provided that in any event HaiChang will pay a milestone payment on initiation of a Phase 3 clinical trial that is subject to reduction by the amount of any sublicensing revenue paid with respect to the applicable compound(s) as of the time of initiation of the trial.

In connection with entering into the HaiChang License Agreement, the parties terminated the previous research collaboration and license agreement with HaiChang.