Form 10-K/A
period 2019-12-31
REXAHN PHARMACEUTICALS, INC.
filed 2020-04-29
CIK 1228627

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
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,690,919 based on the closing price reported on the Nasdaq Capital Market on June 28, 2019.

The total number of shares of common stock, $0.0001 par value per share, outstanding as of April 29, 2020 was 4,019,141.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REXAHN PHARMACEUTICALS, INC.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Rexahn Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 21, 2020 (the “Original Filing”), is being filed to amend and restate Part III, Items 10 through 14, of the Original Filing to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a proxy statement prepared in connection with the election of directors.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part IV, Item 15 of the Annual Report is hereby amended and restated for the purpose of filing a new certification by our principal executive officer and principal financial officer.

Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the Original Filing, nor does it reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

Unless the context requires otherwise, any references in this Amendment to “we,” “us,” “our,” the “Company,” or “Rexahn” refers to Rexahn Pharmaceuticals, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information as to each person, who is, as of the filing hereof, a director and/or executive officer of the Company.

Name	Age	Position
Peter Brandt	63	Chairman of the Board of Directors
Douglas J. Swirsky	50	President and Chief Executive Officer and Director
Charles Beever	67	Director
Kwang Soo Cheong	59	Director
Richard J. Rodgers	53	Director
Ben Gil Price	64	Director
Lara Sullivan	47	Director

Background of Directors and Executive Officers

Peter Brandt. Mr. Brandt has served as our Chairman since June 2015 and as a director since September 2010. Mr. Brandt currently serves on the board of directors of Incysus Therapeutics, a privately held clinical stage pharmaceutical company.  From February 2011 to early 2013, Mr. Brandt served on the board of directors and, in December 2012, became Chairman of the board of directors of ePocrates, Inc., a point of care medical applications company, which was acquired by athenahealth, Inc. Also, from November 2011 until March 2012, Mr. Brandt served as interim Chief Executive Officer and President of ePocrates, Inc. Mr. Brandt served as President, Chief Executive Officer, and as a member of the board of directors of Noven Pharmaceuticals, Inc., a specialty pharmaceutical company, from early 2008 until Noven’s acquisition by Hisamitsu Pharmaceutical Co., Inc. in August 2009. Prior to leading Noven, Mr. Brandt spent 28 years at Pfizer, the world’s largest pharmaceutical company. He served as Pfizer’s President – U.S. Pharmaceuticals Operations, where he helped deliver revenue and earnings growth while engineering major change within Pfizer’s U.S. pharmaceuticals organization. Prior to running U.S. operations, he led Pfizer’s Latin American pharmaceuticals operations, as well as the following Pfizer Worldwide Pharmaceuticals functions: finance, information technology, planning and business development. He also oversaw the operations of Pfizer’s care management subsidiary, Pfizer Healthcare Solutions. Mr. Brandt served as a director of Auxilium Pharmaceuticals, Inc. from December 2010 to January 2015, at which time Auxilium was acquired by Endo International PLC. Mr. Brandt holds a B.A. from the University of Connecticut and an M.B.A. from the Columbia School of Business. Mr. Brandt contributes his broad operational management experience in the life sciences industry and experience serving on numerous boards of directors of life sciences companies to the Board of Directors.

Douglas J. Swirsky. Mr. Swirsky has served as our President and Chief Executive Officer and a director since November 2018, and served as our President, Chief Financial Officer, and Corporate Secretary from January 2018 to November 2018. Prior to joining the Company, Mr. Swirsky was most recently President, CEO and a director of GenVec, Inc., a publicly traded biotechnology company, a position he held from 2013 through the sale of the company in 2017. He joined GenVec in 2006 as Chief Financial Officer. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus from 2005 to 2006 and held investment banking positions at Legg Mason from 2002 until Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. He also previously held investment banking positions at UBS, PaineWebber and Morgan Stanley. Mr. Swirsky currently serves as the Chairman of the Board of Cellectar Biosciences, Inc., a publicly traded clinical stage biopharmaceutical company.  Within the last five years, Mr. Swirsky also served on the boards of directors of then-publicly traded life sciences companies Pernix Therapeutics Holdings, Inc. and Fibrocell Science, Inc.  Mr. Swirsky is a certified public accountant and a CFA® charter holder. He received his B.S. in Business Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. Mr. Swirsky contributes extensive financial and industry experience to the Board of Directors.

Charles Beever. Mr. Beever has served as a director since May 2006. He retired in June 2015 from his position as a Vice President of PwC Strategy&, a global strategy consulting firm. PwC Strategy& was formerly Booz & Company and Booz Allen Hamilton, Inc. (“Booz Allen”). Prior to being elected Vice President at Booz Allen in 1993, he served as staff member and Engagement Manager at Booz Allen from 1984 to 1993. Prior to joining Booz Allen, Mr. Beever served in various management roles at McGraw-Edison Company. Mr. Beever holds a B.A. in Economics from Haverford College, where he was elected to Phi Beta Kappa, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Beever contributes extensive managerial and business experience to the Board of Directors.

Kwang Soo Cheong. Dr. Cheong has served as a director since May 2006. He is a faculty member at the Department of Finance of the Johns Hopkins University Carey Business School, where he was an Assistant Professor from 2001 to 2005 and has been an Associate Professor since 2006. Dr. Cheong was an Assistant Professor of Economics at the University of Hawaii from 1994 to 2001, and a lecturer at the Department of Economics of Stanford University from 1993 to 1994. During the summer of 1995, Dr. Cheong was a Visiting Fellow in the Taxation and Welfare Division at the Korea Development Institute in Korea. Dr. Cheong holds a B.A. in Economics and an M.A. in Economics from Seoul National University, and a Ph.D. in Economics from Stanford University. Dr. Cheong’s distinguished academic career focused on finance and economics contributes to the Board of Directors’ perspective.

Richard J. Rodgers. Mr. Rodgers has served as a director since December 2014. Mr. Rodgers currently serves on the board of directors of Ardelyx, Inc., a publicly traded pharmaceutical company, and the board of directors of Sagimet Biosciences, Inc., a privately held clinical stage pharmaceutical company. Mr. Rodgers was previously Executive Vice President, Chief Financial Officer, Secretary and Treasurer of TESARO, Inc., an oncology-focused biopharmaceutical company that he co-founded, from March 2010 until August 2013. He served as the Chief Financial Officer from June 2009 to February 2010 of Abraxis BioScience, Inc. which was subsequently acquired by Celgene Corporation. Prior to that, Mr. Rodgers served as Senior Vice President, Controller and Chief Accounting Officer of MGI PHARMA, INC., from 2004 until its acquisition by Eisai Co., Ltd. in January 2008. He has held finance and accounting positions at several private and public companies, including Arthur Anderson. Mr. Rodgers received a B.S. in Financial Accounting from St. Cloud State University and his M.B.A. in Finance from the University of Minnesota, Carlson School of Business. Mr. Rodgers contributes extensive financial and industry experience to the Board of Directors.

Ben Gil Price. Dr. Price has served as a director since November 2018. Since 2017, Dr. Price has served as Chief Medical Officer of the pharmacovigilance team of ProPharma Group, a global industry leader in comprehensive compliance services that span the entire lifecycle of pharmaceuticals, biologics, and devices. He previously served as Chief Executive Officer and Chief Medical Officer of Drug Safety Solutions, Inc., a provider of solutions for clinical and drug safety operations, from 2002 until its acquisition by ProPharma Group in 2017. From 1997 to 2002, Dr. Price was the Director of Clinical Development for oncology at MedImmune, Inc., which is now the biologics subsidiary of AstraZeneca plc. Prior to joining MedImmune, Dr. Price worked in the contract research organization sector. Dr. Price began his pharmaceutical career at Glaxo Inc., which is now GlaxoSmithKline plc, where he worked for nearly nine years on both the commercial and research sides of that company. From 2007 to 2016, Dr. Price served on the board of directors of Sarepta Therapeutics, Inc., a publicly traded commercial-stage biopharmaceutical company focused on the discovery and development of unique RNA-targeted therapeutics for the treatment of rare neuromuscular diseases. Dr. Price is a clinical physician trained in internal medicine, and is a former member of the American Medical Association, the Academy of Pharmaceutical Physicians and a past member of the American Society for Microbiology. Dr. Price contributes experience in the clinical, research and commercial sectors in the fields of medicine and pharmaceuticals.

Lara Sullivan. Dr. Sullivan has served as a director since February 2019.  Dr. Sullivan is a founder and from 2017 to 2018 served as President of SpringWorks Therapeutics, Inc., a clinical stage biopharmaceutical company. Prior to joining SpringWorks Therapeutics, Dr. Sullivan served as a Vice President of Pfizer Inc., a multinational pharmaceutical company, from 2011 to 2017. While at Pfizer she helmed strategy and portfolio operations for the company’s early-stage pipeline and led the work, inside Pfizer and with outside patient groups and partners, to create SpringWorks Therapeutics. Prior to joining Pfizer, Dr. Sullivan was an associate principal in the pharmaceutical and medical products practice at McKinsey & Company, where she advised biopharmaceutical clients on a variety of strategic and operational issues, with a particular emphasis on research and development productivity. Dr. Sullivan also served as a principal at Paul Capital Partners, where she led due diligence for investments in their healthcare fund, and earlier in her career worked in healthcare equity research and municipal finance at Credit Suisse First Boston. Dr. Sullivan holds an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from The Wharton School at the University of Pennsylvania, and a B.A. in comparative literature from Cornell University. Dr. Sullivan contributes her experience in the life sciences industry to the Board of Directors.

Code of Ethics

We have adopted a code of conduct and ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in accordance with applicable federal securities laws and as required by The Nasdaq Stock Market (“Nasdaq”). The Code of Ethics is available on our corporate website at www.rexahn.com.

Audit Committee

The Board of Directors has a separately designated Audit Committee with a written charter that provides that the committee, among other things:

●	appoints or replaces and oversees our independent auditors and approves all audit engagement fees and terms;

●
preapproves all audit (including audit-related) services, internal control-related services and permitted non-audit services (including fees and terms thereof) to be performed for us by our independent auditors;

●	reviews and discusses with our management and independent auditors significant issues regarding accounting and auditing principles and practices and financial statement presentations;

●
reviews and approves our procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding accounting or auditing matters; and

●	reviews and oversees our compliance with legal and regulatory requirements.

Mr. Rodgers, Dr. Cheong, and Mr. Beever serve as members of the Audit Committee. Mr. Rodgers serves as Chair of the Audit Committee. The Board of Directors has determined that both Mr. Rodgers and Dr. Cheong are audit committee financial experts within the meaning of applicable Securities and Exchange Commission (“SEC”) regulations. Each of the current members meets the criteria for independence required by Nasdaq and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 11.	Executive Compensation.

The following table sets forth the compensation for our named executive officers for services rendered in all capacities to the Company for the years ended December 31, 2019 and 2018. Our named executive officers include our current principal executive officer and financial officer and the two other former executive officers who served during 2019. The compensation described in this table does not include medical or other benefits that are available generally to all of our salaried employees.

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)(2)	Non- Equity Incentive Plan ($)	All Other Compensation ($)	Total ($)
Douglas J. Swirsky President and Chief Executive Officer	2019	425,000	-	-	212,500	13,177	650,677
	2018	359,952	-	703,977	106,250	14,175	1,184,354
Ely Benaim (3) Former Chief Medical Officer	2019	110,000	88,000	41,254	-	5,775	245,029
	2018	440,000	-	294,861	100,000	16,500	851,361
Lisa Nolan (3) Former Chief Business Officer	2019	262,500	-	53,630	-	59,556	375,686
	2018	335,000	-	62,999	80,000	16,407	494,406

(1)
Reflects grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. A discussion of assumptions used in calculating grant date fair value of our equity awards can be found in Note 11 to the Financial Statements included in this Annual Report.

(2)
The actual value realized by each officer with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(3)
Dr. Benaim resigned from the Company in March 2019, and Dr. Nolan resigned from the Company in September 2019. For Dr. Nolan, All Other Compensation for 2019 includes $45,000 in payments for post-resignation consulting services.

Narrative Disclosure to Summary Compensation Table

The compensation program for our named executive officers consists of base salary, annual variable incentives under our short-term incentive (“STI”) program and long-term incentives, for which we currently use stock option awards. Our named executive officers are also entitled to certain compensation upon termination of their employment. We believe these different forms of compensation provide appropriate incentives to achieve our business goals within the context of our overall philosophy for compensation.

Base Salary. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, roles and responsibilities.

Short-term Incentive Program. Our 2019 STI program was intended to provide a cash incentive to our named executive officers for achieving company-wide goals approved at the beginning of the year by the Compensation Committee. We believe that having an annual STI program provided an important and customary retention tool and motivated our executives to achieve the specific goals that were a part of the program. The Compensation Committee established a set bonus target expressed as a percentage of salary for each named executive officer and established goals for the STI program. After the conclusion of the year, the Compensation Committee determined at what level the goals were achieved.

Long-term Incentive Program. Our use of equity awards is intended to align our named executive officers’ interests with the interest of our shareholders by providing an incentive to our named executive officers to increase long-term shareholder value. Furthermore, we believe that in the biopharmaceutical industry, equity awards are a primary motivator to retain executives. We determine the size, mix and frequency of the awards based on numerous factors, including the executive’s skills and experience, the executive’s responsibilities, performance in the prior year and our approach to setting compensation. For 2019, we used stock options for equity awards. All of the stock options issued to the named executive officers vest over a four year-period, with the first installment vesting on the first anniversary of the award.

Employment Agreements. At the time each of our named executive officers joined the Company, we entered into employment agreements with them. Mr. Swirsky’s agreement was subsequently amended in 2018 to reflect his promotion to Chief Executive Officer, as described more fully below under “Employment Agreement with Mr. Swirsky.” These agreements were designed to be a part of a competitive compensation package for a publicly traded company and to keep our named executive officers focused on our business goals and objectives. In March 2019, Dr. Benaim informed us of his resignation from the Company. In August 2019, Dr. Nolan informed us of her resignation from the Company.

Payments on Termination. Pursuant to his employment agreement, Mr. Swirsky is entitled to specified benefits in the event of the termination of his employment under specified circumstances, including termination following a change of control of the Company. The terms of this arrangement is more fully described below under “Mr. Swirsky’s Employment Agreement.” We believe these protections are appropriate for the senior executives of a biopharmaceutical company such as the Company, including because of the level of acquisition activity in this industry. We believe that providing benefits in the event of a change of control of the Company allows our named executive officers to focus their attention on building our business rather than on the personal implications of a transaction. Under the terms of their former employment agreements, each of Dr. Benaim and Dr. Nolan were entitled upon their resignations only to the base salary to which they were entitled for the period ending on the resignation date and the base salary for accrued but unused vacation as of the resignation date.

Employment Agreement with Mr. Swirsky

Effective January 2, 2018, we entered into an employment agreement with Mr. Swirsky to serve as our President and Chief Financial Officer, which was subsequently amended on November 14, 2018 upon Mr. Swirsky’s promotion to Chief Executive Officer. Pursuant to the amended employment agreement, we agreed to pay Mr. Swirsky a base salary of $425,000 with the option of a discretionary annual cash bonus of up to 40% of his base salary for 2018 and up to 50% of his base salary for subsequent years, as determined by performance against objectives and milestones set by the Board of Directors. Mr. Swirsky’s employment agreement provided for an initial grant of 20,833 options to purchase shares of our common stock, and the amended employment agreement entered into in connection with his promotion to Chief Executive Officer provided for an additional grant of 41,666 options to purchase shares of our common stock and that the Board of Directors may award him additional options each year. In the event Mr. Swirsky’s employment is terminated by reason of disability or for “Cause,” as defined in the employment agreement, we will pay Mr. Swirsky his base salary owed up to the termination date, including payment for any unused vacation days, and any earned but unpaid annual bonus for a year prior to the year in which the termination occurs. If we terminate Mr. Swirsky’s employment without Cause or Mr. Swirsky terminates his employment with “Good Reason,” as defined below, then Mr. Swirsky’s stock options will be subject to accelerated vesting to the extent to which they would have vested within the 12 months following termination and we will pay Mr. Swirsky his base salary owed up to the termination date, including payment for any unused vacation days, any earned but unpaid annual bonus for a year prior to the year which the termination occurs, a lump sum equal to his then-current annual base salary, an amount equal to the pro-rata portion of the bonus that he otherwise would have been entitled to, and COBRA premiums for 12 months if he makes a timely election and is eligible for coverage. In the event we terminate Mr. Swirsky’s employment without Cause or Mr. Swirsky terminates his employment with Good Reason within the two-year period following a “Change of Control,” as defined in the 2013 Stock Option Plan (the “2013 Plan”), we will pay Mr. Swirsky his base salary owed up to the termination date, including payment for any unused vacation days, any earned but unpaid annual bonus for a year prior in which the termination occurs, a lump sum equal to 150% of his current annual base salary and 150% of his target bonus, an amount equal to the bonus he would have otherwise been entitled to, assuming Mr. Swirsky would have received a bonus for the fiscal year equal to his target bonus if he had stayed employed with the company for the entire year, and COBRA premiums for 18 months if he makes a timely election. Mr. Swirsky’s equity awards would also vest and become exercisable in connection with the Change of Control. A resignation by Mr. Swirsky is deemed a resignation for “Good Reason” if he provides written notice to the Company of the specific circumstances alleged to constitute Good Reason within 90 days after any one or more of the following events and such Good Reason is not cured within 30 days of our receipt of such notice:

●	a material diminution in his duties or authority inconsistent with his position;

●	a reduction of his salary or target bonus percentage;

●	a relocation requiring him to be based at any office that is more than 35 miles from our office at the time of the signing of the agreement; or

●	any material breach by the Company of the terms and provisions of the agreement or any other material agreement between Mr. Swirsky and the Company.

The employment agreement also contains a provision prohibiting Mr. Swirsky from soliciting our executives, employees, customers or clients for a period of 12 months following his termination.

Outstanding Equity Awards at Fiscal Year-End

The following table shows certain information regarding outstanding equity awards for the named executive officers as of December 31, 2019.

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable		Unexercisable		Option Exercise Price ($)	Option Expiration Date
Douglas J. Swirsky	9,982	(1)	10,851	(1)	25.20	1/2/2028
	11,284	(2)	30,382	(2)	13.08	11/14/2028
Ely Benaim	-		-		-	-
Lisa Nolan	-		-		-	-

(1)
Represents option award granted under the 2013 Plan on January 2, 2018, which vested 25% on January 2, 2019, and 1/48th of which vested or will vest on the first business day of each month beginning in February 2019 and ending in January 2022.

(2)
Represents option award granted under the 2013 Plan on November 14, 2018, which vested 25% on November 14, 2019, and 1/48th of which vested or will vest on the first business day of each month beginning in December 2019 and ending in November 2022.

Director Compensation

The non-employee director cash compensation structure for 2019 was as follows:

Position	Compensation*
Director	$40,000 per annum, plus an additional $25,000 for the Chairman of the Board
Audit Committee (Chair)	$15,000 per annum
Audit Committee (Member)	$7,500 per annum
Compensation Committee (Chair)	$10,000 per annum
Compensation Committee (Member)	$5,000 per annum
Nominating and Corporate Governance Committee (Chair)	$7,500 per annum
Nominating and Corporate Governance Committee (Member)	$3,750 per annum
Business Development Committee (Chair)	$10,000 per annum
Business Development Committee (Member)	$5,000 per annum
*	Paid semi-annually.

As part of the director compensation structure, each incumbent non-employee director currently also receives an annual equity grant equal to 0.088% of the outstanding shares of the Company at the time of grant. The Company also has an informal policy to grant each incoming director an equity award equal to twice the annual grant.

The table below sets forth information concerning the compensation of our directors for the year ended December 31, 2019, except for Mr. Swirsky, whose compensation is disclosed above.

Name	Fees Earned Or Paid In Cash ($)	Option Awards ($)(1)	Total ($)
Peter Brandt	82,500	11,851	94,351
Charles Beever	58,090	11,851	69,941
Kwang Soo Cheong	51,250	11,851	63,101
Richard J. Rodgers	60,000	11,851	71,851
Ben Gil Price	49,803	11,851	61,654
Lara Sullivan(2)	45,287	41,651	86,938

(1)
Grant date fair value computed in accordance with FASB ASC Topic 718. The actual value realized with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price. As of December 31, 2019, Mr. Beever, Dr. Cheong and Mr. Brandt each had 11,887 option awards outstanding; Mr. Rodgers had 10,639 option awards outstanding; Dr. Price had 12,943 option awards outstanding; and Dr. Sullivan had 10,617 option awards outstanding.

(2)	Dr. Sullivan joined the Board of Directors in February 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants Rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	204,574	$35.60	93,882
Equity compensation plans not approved by security holders	-	-	-
Total	204,574	$35.60	93,882

*          As of December 31, 2019, there were 187,420 outstanding options under the 2013 Plan, which originally became effective in June 2013. With the adoption of the 2013 Plan, no new stock options may be issued under the Rexahn Pharmaceuticals, Inc. Stock Option Plan (the “2003 Plan”), which initially became effective in August 2003 as the Rexahn Corporation Stock Option Plan, but previously issued options under the 2003 Plan remain outstanding until their expiration. As of December 31, 2019, there were 17,154 outstanding options under the 2003 Plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the beneficial ownership of our common stock as of March 31, 2010 by the following individuals or entities:

●	each director and nominee;

●	each named executive officer identified in the Summary Compensation Table; and

●	all current directors and executive officers as a group.

As of March 31, 2020, based on our review of statements filed with the SEC pursuant to Sections 13(d) and 13(g) of the Exchange Act, no person or group of affiliated persons is known to us to beneficially own 5% or more of our outstanding common stock.

As of March 31, 2020, 4,019,141 shares of our common stock were issued and outstanding. All persons named in the table below have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that could be acquired by the exercise of stock options within 60 days of March 31, 2020 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The address for each person named below is c/o Rexahn Pharmaceuticals, Inc., 15245 Shady Grove Road, Suite 455, Rockville, Maryland 20850.

	Shares of Rexahn Pharmaceuticals Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percentage
Directors and Named Executive Officers:
Douglas J. Swirsky	31,942	(1)	*
Lisa Nolan	1,936		*
Ely Benaim	395		*
Peter Brandt	9,600	(2)	*
Charles Beever	9,266	(3)	*
Kwang Soo Cheong	8,375	(4)	*
Richard J. Rodgers	7,102	(5)	*
Ben Gil Price	4,385	(6)	*
Lara Sullivan	2,360	(7)	*
All current executive officers and directors as a group (7 persons)	73,050	(8)	1.8%

*	Represents less than 1% of the issued and outstanding shares of our common stock as of March 31, 2020.

(1)	Includes Mr. Swirsky’s options to purchase 27,776 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

(2)	Includes Mr. Brandt’s options to purchase 8,350 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

(3)	Includes Mr. Beever’s options to purchase 8,350 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

(4)	Includes Dr. Cheong’s options to purchase 8,350 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

(5)	Includes Mr. Rodgers’ options to purchase 7,102 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

(6)	Includes Dr. Price’s options to purchase 3,135 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

(7)	Includes Dr. Sullivan’s options to purchase 2,360 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

(8)	Includes options to purchase 65,423 shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

The Audit Committee charter requires that the Audit Committee review and approve all proposed transactions between the Company and any director, officer or other employee of the Company, and any holder of 5% or more of our voting capital stock, in order to ensure that any such transaction is on an arm’s length basis and in accordance with all applicable laws and regulations and the requirements of any exchange on which our securities may be listed from time to time. Based on our review of our transactions, there have been no transactions or proposed transactions considered to be related person transactions since January 1, 2018.

Director Independence

Our common stock is currently listed on the Nasdaq Capital Market. Our Corporate Governance Guidelines define an “independent” director for the purposes of the Board of Directors and its committees in accordance with the applicable provisions of the Exchange Act, the rules promulgated thereunder, and the applicable rules of Nasdaq. We currently have a total of seven directors, six of whom are independent. Our independent directors are Messrs. Brandt, Beever, and Rodgers and Drs. Cheong, Price and Sullivan. In making the independence determination with respect to Dr. Price, the Board considered that his employer provides pharmacovigilance services to the Company.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit and non-audit services rendered by our independent registered public accounting firm for the years ended December 31, 2019 and 2018, respectively.

	2019	2018
Audit Fees[1]	$236,611	$212,541
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1) Audit Fees relate to the audit of our financial statements, reviews of financial statements included in our quarterly reports on Form 10-Q, comfort letters requested for our financing, and the auditor consents to registration statements.

All audit and non-audit services to be performed by our independent accountant must be approved in advance by the Audit Committee. The Audit Committee may delegate to one of its members or a subcommittee of the Audit Committee the authority to grant pre-approvals with respect to non-audit services. For audit services, each year the independent accountant provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year. This letter must be formally accepted by the Audit Committee before the audit commences. The independent accountant also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences.

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

4.2	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015, is incorporated herein by reference.

4.3	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016, is incorporated herein by reference.

4.4	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 14, 2016, is incorporated herein by reference.

4.5	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017, is incorporated herein by reference.

4.6	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 2017, is incorporated herein by reference.

4.7	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018, is incorporated herein by reference.

4.8	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2019, is incorporated herein by reference.

*4.9	Description of Common Stock.

**10.1
Rexahn Pharmaceuticals, Inc. Stock Option Plan, as amended, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) filed on October 28, 2005, is incorporated herein by reference.

**10.2
Form of Stock Option Grant Agreement for Employees, filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) filed on October 28, 2005, is incorporated herein by reference.

**10.3
Form of Stock Option Grant Agreement for Non-Employee Directors and Consultants, filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-8 (File No. 333-129294) filed on October 28, 2005, is incorporated herein by reference.

**10.4
Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan, as amended and restated, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2016, is incorporated herein by reference.

**10.5
First Amendment to the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan, as amended and restated as of June 9, 2016, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2017, is incorporated herein by reference.

**10.6
Form of Stock Option Grant Agreement under the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 is incorporated herein by reference.

**10.7
Form of Restricted Stock Unit Agreement under the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, is incorporated herein by reference.

**10.8
Employment Agreement, dated as of January 2, 2018, by and between Rexahn Pharmaceuticals, Inc. and Douglas Swirsky, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2018 is incorporated herein by reference.

**10.9
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

***10.23
Clinical Trial Collaboration and Supply Agreement, dated August 13, 2018, by and between Merck Sharp & Dohme B.V., and Rexahn Pharmaceuticals, Inc., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, is incorporated herein by reference.

***10.24
Collaboration and License Agreement, dated as of February 25, 2019, between BioSense Global, LLC and Rexahn Pharmaceuticals, Inc., as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, is incorporated herein by reference.

10.25
Amendment No. 1 to Collaboration and License Agreement, dated as of August 24, 2019, between BioSense Global LLC and Rexahn Pharmaceuticals, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019 is incorporated herein by reference.

*23.1	Consent of Baker Tilly Virchow Krause, LLP, independent registered public accounting firm.

*24.1	Power of Attorney.

*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Form 10-K/A Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

*32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*101
The following materials from Rexahn Pharmaceuticals, Inc.’s Annual Report on Form 10-K, formatted in Extensible Business Reporting Language (“XBRL”): (i) Balance Sheet; (ii) Statement of Operations; (iii) Statement of Comprehensive Loss; (iv) Statement of Stockholders’ Equity; (v) Statement of Cash Flows; and (vi) Notes to the Financial Statements.

*
Previously filed or furnished, as applicable, with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 21, 2020.

**	Indicates management contract or compensatory plan or arrangement.
***	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
By:	/s/ Douglas J. Swirsky
Douglas J. Swirsky
Chief Executive Officer and President

Dated: April 29, 2020