Form 10-Q
period 2020-03-31
REXAHN PHARMACEUTICALS, INC.
filed 2020-05-07
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,019,141 shares as of May 7, 2020.

REXAHN PHARMACEUTICALS, INC.

PART I.	Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$10,998,096	$9,219,547
Marketable securities	-	2,997,220
Prepaid expenses and other current assets	290,756	447,206
Total Current Assets	11,288,852	12,663,973
Security Deposits	25,681	25,681
Operating Lease Right-of-Use Assets	171,870	203,348
Equipment, Net	66,515	75,770
Total Assets	$11,552,918	$12,968,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,237,007	$1,265,731
Deferred revenue	600,000	1,500,000
Operating lease liabilities, current	144,610	139,765
Total Current Liabilities	1,981,617	2,905,496
Operating Lease Liabilities, non-current	25,790	63,605
Warrant Liabilities	100,109	41,717
Total Liabilities	2,107,516	3,010,818
Commitments and Contingencies (note 11)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 authorized shares, 4,019,141 issued and outstanding	402	402
Additional paid-in capital	173,354,446	173,278,144
Accumulated other comprehensive income	-	2,084
Accumulated deficit	(163,909,446)	(163,322,676)

Total Stockholders’ Equity	9,445,402	9,957,954

Total Liabilities and Stockholders’ Equity	$11,552,918	$12,968,772

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$1,150,000	$-

Expenses:
General and administrative	1,256,006	1,695,523
Research and development	456,790	2,242,229

Total Expenses	1,712,796	3,937,752

Loss from Operations	(562,796)	(3,937,752)

Other Income
Interest income	34,418	81,385
Unrealized (loss) gain on fair value of warrants	(58,392)	1,513,371
Total Other (Loss) Income	(23,974)	1,594,756

Net Loss Before Provision for Income Taxes	(586,770)	(2,342,996)
Provision for Income Taxes	-	-
Net Loss	$(586,770)	$(2,342,996)

Net loss per share, basic and diluted	$(0.15)	$(0.62)

Weighted average number of shares outstanding, basic and diluted	4,019,141	3,779,953

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net Loss	$(586,770)	$(2,342,996)

Unrealized (loss) gain on available-for-sale securities	(2,084)	5,234

Comprehensive Loss	$(588,854)	$(2,337,762)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at January 1, 2020	4,019,141	$402	$173,278,144	$(163,322,676)	$2,084	$9,957,954
Stock-based compensation	-	-	76,302	-	-	76,302
Net loss	-	-	-	(586,770)	-	(586,770)
Other comprehensive loss	-	-	-	-	(2,084)	(2,084)
Balances at March 31, 2020	4,019,141	$402	$173,354,446	$(163,909,446)	$-	$9,445,402

Balances at January 1, 2019	3,122,843	$312	$165,267,656	$(154,687,242)	$(17,836)	$10,562,890
Issuance of common stock and units, net of issuance costs	895,834	90	7,553,738	-	-	7,553,828
Common stock issued from vested restricted stock units	464	-	-	-	-	-
Stock-based compensation	-	-	161,000	-	-	161,000
Net loss	-	-	-	(2,342,996)	-	(2,342,996)
Other comprehensive income	-	-	-	-	5,234	5,234
Balances at March 31, 2019	4,019,141	$402	$172,982,394	$(157,030,238)	$(12,602)	$15,939,956

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(586,770)	$(2,342,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,255	11,533
Loss on sale of equipment	-	9,594
Amortization of premiums and discounts on marketable securities, net	(4,864)	(18,499)
Stock-based compensation	76,302	161,000
Unrealized loss (gain) on fair value of warrants	58,392	(1,513,371)
Changes in assets and liabilities:
Prepaid expenses and other assets	156,450	73,367
Accounts payable and accrued expenses	(28,724)	(906,350)
Deferred revenue	(900,000)	150,000
Other, net	(1,492)	(4,373)
Net Cash Used in Operating Activities	(1,221,451)	(4,380,095)
Cash Flows from Investing Activities:
Purchase of equipment	-	(13,181)
Sale of equipment	-	5,500
Purchase of marketable securities	-	(8,887,566)
Redemption of marketable securities	3,000,000	3,000,000
Net Cash Provided by (Used in) Investing Activities	3,000,000	(5,895,247)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	7,653,828
Net Cash Provided by Financing Activities	-	7,653,828
Net Increase (Decrease) in Cash and Cash Equivalents	1,778,549	(2,621,514)
Cash and Cash Equivalents - beginning of period	9,219,547	8,744,301
Cash and Cash Equivalents - end of period	$10,998,096	$6,122,787
Supplemental Cash Flow Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$38,262	$84,651
Non-cash financing and investing activities:
Warrants issued	$-	$4,735,913
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$380,935

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations are the development of innovative treatments for cancer.  The Company had an accumulated deficit of $163,909,446 at March 31, 2020 and anticipates incurring losses in the foreseeable future.  In September 2019, the Company commenced a process to explore and evaluate strategic alternatives to enhance shareholder value and engaged a financial advisory firm to assist in the process.

The Company believes that its cash and cash equivalents of approximately $11.0 million as of March 31, 2020 will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2020 and December 31, 2019 and of the results of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019 have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2020. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K.  The unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

COVID-19 Pandemic
The outbreak of the COVID-19 disease, which the World Health Organization declared a pandemic in March 2020, has led to disruption in the global economy and the biopharmaceutical industry. The extent of the COVID-19 pandemic’s impact on the Company’s business, financial condition and results of operations, as well as the Company’s ability to enter into and complete a strategic transaction, is highly uncertain and will depend on various factors, including the duration and scope of the pandemic, restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities, other actions taken to contain the impact of the pandemic, and impacts on the Company’s ability or the ability of potential strategic partners to access the markets on favorable terms, or at all.

2.	Marketable Securities

Marketable securities are considered “available-for-sale” in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, “Debt and Equity Securities,” and thus are reported at fair value in the Company’s accompanying balance sheet, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  Amounts reclassified out of accumulated other comprehensive income (loss) into realized gains and losses are accounted for on the basis of specific identification and are included in other income or expense in the statement of operations.  The Company classifies such investments as current on the balance sheet as the investments are readily marketable and available for use in current operations.

The Company had no marketable securities as of March 31, 2020.  The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2019:

	December 31, 2019

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$1,996,216	$1,184	$-	$1,997,400
Corporate Bonds	998,920	900	-	999,820
Total Marketable Securities	$2,995,136	$2,084	$-	$2,997,220

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

3.	Equipment, Net

	March 31, 2020	December 31, 2019

Furniture and fixtures	$67,650	$67,650
Office and computer equipment	163,440	163,440
Leasehold improvements	116,403	116,403

Total equipment	347,493	347,493
Less: Accumulated depreciation and amortization	(280,978)	(271,723)

Net carrying amount	$66,515	$75,770

4.	Accounts Payable and Accrued Expenses

	March 31, 2020	December 31, 2019

Trade payables	$891,419	$488,285
Accrued expenses	165,931	471,700
Accrued research and development contract costs	125,992	221,170
Payroll liabilities	53,665	84,576

	$1,237,007	$1,265,731

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

5.	License Agreements

BioSense Global LLC

On March 10, 2020, the Company entered into an amendment to its collaboration and license agreement, (as amended, the “License and Assignment Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “Territory”). Under the terms of the License and Assignment Agreement, upon payment in full of an upfront payment, the Company will (i) grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the Territory and (ii) assign and transfer all of the Company’s patents and patent applications related to RX-3117 in the Territory. The upfront payment consists of an aggregate of $1,650,000, of which $1,500,000 has been received to date. Under the License and Assignment Agreement, the Company is eligible to receive milestone payments in an aggregate of up to $84.5 million upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties in the mid-single digits to low tens on annual net sales in the Territory.

The Company has evaluated the License and Assignment Agreement under ASC 606, “Revenue from Contracts with Customers,” to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations under the License and Assignment Agreement.  The Company identified the exclusive license to develop RX-3117 and the supply of RX-3117 drug product, drug substance and intermediate materials (collectively, the “Transferred Materials”) as the distinct performance obligations in the contract.  The Company has determined that it will recognize revenue related to the exclusive license to develop RX-3117 and the supply of the Transferred Materials transfers to BioSense at a point in time when the exclusive license is conveyed and the Transferred Materials are made available for delivery to BioSense, respectively.

The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $1,650,000.  The variable consideration relates to the milestone payments and future sales-based royalty payments.  The Company estimates the variable consideration in the contract using the most likely amount method.  The Company determined at the contract outset and as of March 31, 2020 that all milestone payments should be fully constrained, as it is not probable that a significant reversal of revenue will not occur in a future period, given the significance of the milestone payments and that the payments are earned based upon the achievement of events that are highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

The $1,650,000 upfront payment has been allocated to the performance obligations on the basis of the relative standalone selling price estimated for each performance obligation. The Company has determined the standalone selling price of the exclusive license to develop RX-3117 using the adjusted market approach, which represents the price the market will bear based on the license rights granted and the state of the intellectual property, and has determined the standalone selling price of the supply of the Transferred Materials using a cost approach.  Accordingly, the Company has allocated $750,000 of the upfront transaction price to the exclusive license to develop RX-3117 and $900,000 to the supply of the Transferred Materials.  Additional transaction price recognized in future periods related to milestone payments and royalties will be allocated solely to the exclusive license to develop RX-3117, as these amounts relate to efforts associated with the development and commercialization of products related to the exclusive license to develop RX-3117.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

As of March 31, 2020, $1,500,000 of the upfront payment had been paid, and the remaining $150,000 remained unpaid.  As of March 31, 2020, the Company had satisfied the performance obligation related to the Transferred Materials and therefore recognized $900,000 in revenue which was previously classified as deferred revenue.  As of March 31, 2020, the exclusive license had not been transferred and no revenue was recognized related to that performance obligation.  Therefore, the Company has recorded the additional $600,000 of transaction consideration received as of March 31, 2020 as deferred revenue on the Company’s balance sheet.

Zhejiang HaiChang Biotechnology Co., Ltd.

On February 8, 2020, the Company entered into an exclusive license agreement (the “HaiChang License Agreement”) with Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) pursuant to which the Company granted HaiChang an exclusive (even as to the Company), royalty-bearing, sublicensable worldwide license to research, develop and commercialize pharmaceutical products comprising RX-0201 (subject to and limited by the exclusive rights of NEXT BT Co. Ltd (“Next BT”) with respect to RX-0201 in Asia), the nano-liposomal formulation of RX-0201 known as RX-0301, and RX-0047, a proprietary compound currently in preclinical development. HaiChang has agreed to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize one product comprising RX-0301 and one product comprising RX-0047.

HaiChang paid a one-time upfront payment of $250,000 to the Company for certain materials to be transferred by the Company to HaiChang.  HaiChang will pay the Company development milestone payments in an aggregate of up to $63,000,000 with respect to RX-0201 and RX-0301 and up to $33,000,000 with respect to RX-0047, and royalties based on percentages of net sales in the low tens with respect to RX-0201 and RX-0301 and the mid-single digits with respect to RX-0047.  However, if HaiChang exclusively sublicenses its rights to a third party with respect to RX-0201 and RX-0301 or RX-0047 in a particular jurisdiction, instead of the foregoing milestones and royalties to the extent relating to such compound(s) and jurisdiction, HaiChang will pay the Company a percentage of any sublicensing revenue received by HaiChang, provided that in any event HaiChang will pay a milestone payment on initiation of a Phase 3 clinical trial that is subject to reduction by the amount of any sublicensing revenue paid with respect to the applicable compound(s) as of the time of initiation of the trial.

The Company accounts for the HaiChang License Agreement under ASC 606.  The Company has determined the performance obligations under the contract relate to the transfer of materials and the license of intellectual property.  Revenue associated with the materials and license are recognized at a point in time.  The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $250,000.  At the outset of the contract, the value of the license was determined to be de minimis given the early stage of clinical development of the intellectual property, and allocated the entire fixed consideration to the materials.  The Company transferred the materials during the three months ended March 31, 2020 and therefore recognized the entire fixed consideration as revenue.  The variable consideration relates to the milestone payments, sublicense fees and future sales-based royalty payments.  The Company estimates variable consideration under the contract using the expected value method.  Given the early stage and the uncertain success of the development work to be performed by HaiChang, the Company has determined that the variable consideration in the contract should be fully constrained at the contract outset and as of March 31, 2020.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

6.	Leases

The Company leases 5,466 square feet of office space in Rockville, Maryland, with a lease term ending June 30, 2024.  Under the lease agreement, the Company pays its allocable portion of real estate taxes and common area operating charges, which are recorded as variable lease costs.  The lease has escalating rent payments for which the Company records lease expense on a straight-line basis over the lease term, and an option to terminate the leased premises, without penalty, on June 30, 2021.  The Company is reasonably certain that it will not remain in these leased premises after the optional termination date, and therefore, is using the optional termination date in assessing the lease term.

The following table summarizes the right of use lease assets and lease liabilities as of March 31, 2020:

Right-of-Use Assets	$171,870

Operating Lease Liabilities
Current	$144,610
Long Term	25,790
Total Operating Lease Liabilities	$170,400

The components of lease expense were as follows:

	For the Three Months Ended March 31,
	2020	2019
Operating lease cost	$36,771	$80,279
Variable lease cost	5,693	16,012

Total Lease Cost	$42,464	$96,291

The right-of-use asset and lease liability were calculated using an estimated incremental borrowing rate of 11%.  At March 31, 2020, the weighted average lease term was 1.3 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The table below summarizes the Company’s scheduled future minimum lease payments recorded on the balance sheet, as of March 31, 2020:

Year Ending December 31:
2020 (excluding the three months ended March 31, 2020)	$117,018
2021	65,364
Minimum lease payments	182,382
Less: Imputed interest	(11,982)
Present value of minimum lease payments	170,400
Less: current maturities of lease obligations	(144,610)
Long-term lease obligations	$25,790

7.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of March 31, 2020 and December 31, 2019, there were stock options, and warrants to acquire, in the aggregate, 2,070,511 and 2,126,063 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

8.	Stock-Based Compensation

As of March 31, 2020, the Company had 149,022 options to purchase common stock outstanding.

In June 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  The Company has reserved 283,333 shares of common stock for issuance pursuant to the 2013 Plan. As of March 31, 2020, there were 144,366 options outstanding under the 2013 Plan, and 136,936 shares were available for issuance.  In addition, as of March 31, 2020, there were 4,656 options outstanding under a previously established stock option plan under which no new stock options may be granted.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended March 31,
	2020	2019
Statement of operations line item:
General and administrative	$72,420	$116,679
Research and development	3,882	44,321

Total	$76,302	$161,000

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	204,574	$35.60	7.3 years	$-
Granted	-	$-
Exercised	-	$-
Expired	(2,498)	$159.60
Cancelled	(53,054)	$60.40

Outstanding, March 31, 2020	149,022	$24.69	7.8 years	$-
Exercisable, March 31, 2020	75,304	$37.16	7.0 years	$-

A summary of the Company’s unvested options as of March 31, 2020 and changes during the three months ended March 31, 2020 is presented below:

	2020

	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2020	81,311	$7.90
Granted	-	$-
Vested	(7,593)	$8.34
Cancelled	-	$-

Unvested at March 31, 2020	73,718	$7.85

As of March 31, 2020, there was $501,655 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.7 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

9.	Warrants

The following table summarizes the Company’s outstanding warrants to purchase common stock as of March 31, 2020 and December 31, 2019:

	Number of Warrants:
Warrant Issuance	March 31, 2020	December 31, 2019	Exercise Price	Expiration Date
Liability-classified Warrants
November 2015 Investors	104,168	104,168	$63.60	May 2021
November 2015 Placement Agent	279	279	$63.60	Nov. 2020
March 2016 Investors	50,651	50,651	$50.40	Sept. 2021
September 2016 Investors	67,084	67,084	$36.00	Mar. 2022
June 2017 Investors	126,264	126,264	$48.00	Dec. 2022
June 2017 Placement Agent	15,153	15,153	$49.50	June 2022
October 2017 Investors	136,058	136,058	$34.20	Apr. 2023
October 2017 Placement Agent	16,327	16,327	$36.72	Oct. 2022
Total liability classified warrants	515,984	515,984

Equity-classified Warrants
October 2018 Investors	480,771	480,771	$20.04	Apr. 2024
October 2018 Placement Agent	28,848	28,848	$19.50	Oct. 2023
January 2019 Investors	895,886	895,886	$9.60	Jan. 2024
Total equity-classified warrants	1,405,505	1,405,505

Total outstanding warrants	1,921,489	1,921,489

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2020:

	Number of Warrants
	Liability- classified	Equity- classified	Total	Weighted average exercise price
Balance, January 1, 2020	515,984	1,405,505	1,921,489	$22.10
Issued during the period	-	-	-	$-
Exercised during the period	-	-	-	$-
Expired during the period	-	-	-	$-

Balance, March 31, 2020	515,984	1,405,505	1,921,489	$22.10

At March 31, 2020, the weighted average remaining contractual life of the outstanding warrants was 3.4 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the liability-classified warrants as of the respective balance sheet dates:

	Fair Value as of:

Warrant Issuance:	March 31, 2020	December 31, 2019
November 2015 Investors	$971	$55
November 2015 Placement Agent	-	-
March 2016 Investor	1,240	439
September 2016 Investors	14,639	3,196
June 2017 Investors	30,364	11,736
June 2017 Placement Agent	2,574	845
October 2017 Investors	46,178	23,772
October 2017 Placement Agent	4,143	1,674
Total:	$100,109	$41,717

The assumptions used in calculating the fair values of the liability-classified warrants are as follows:

	March 31, 2020	December 31, 2019
Trading market prices	$1.80	$1.91
Estimated future volatility	100%	102%
Dividend	-	-
Estimated future risk-free rate	0.20-0.41%	1.57-1.72%
Equivalent volatility	113-129%	85-94%
Equivalent risk-free rate	0.13-0.19%	1.57-1.59%
Fundamental transaction likelihood	50%	50%
Fundamental transaction timing	July 2020	April 2020

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended March 31,

	2020	2019
November 2015 Investors	$(916)	$197,084
November 2015 Placement Agent	-	380
March 2016 Investors	(801)	114,799
September 2016 Investors	(11,443)	217,869
June 2017 Investors	(18,628)	388,391
June 2017 Placement Agent	(1,729)	41,911
October 2017 Investors	(22,406)	496,501
October 2017 Placement Agent	(2,469)	56,436
Total:	$(58,392)	$1,513,371

10.	Income Taxes

No provision for federal and state income taxes was required for the three months ended March 31, 2020 and 2019 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At March 31, 2020 and December 31, 2019, the Company had unused net operating loss carry-forwards of approximately $157,964,000 and $156,586,000 respectively, which portions of expire at various dates beginning in 2021.  Some of this amount may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2020 and December 31, 2019, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	March 31, 2020	December 31, 2019

Net Operating Loss Carryforwards	$44,230,000	$43,844,000
Stock Compensation Expense	551,000	1,191,000
Book Tax Differences on Assets and Liabilities	163,000	464,000
Valuation Allowance	(44,944,000)	(45,499,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2016 through 2019 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of March 31, 2020, the total estimated cost to complete these agreements was approximately $800,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of March 31, 2020, the milestone has not occurred.

c)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $11,229 and $27,879 for the three months ended March 31, 2020 and 2019, respectively.

d)
On February 5, 2018, the Company and Next BT terminated a research collaboration agreement between the Company and Rexgene Biotech Co., Ltd, a predecessor in interest to Next BT.  The Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  As of March 31, 2020, the Company has not made any royalty payments to Next BT.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Fair Value Measurements

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

Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liabilities	$100,109	$-	$-	$100,109

Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$1,997,400	$-	$1,997,400	$-
Corporate Bonds	999,820	-	999,820	-
Total Assets:	$2,997,220	$-	$2,997,220	$-

Liabilities:
Warrant Liabilities	$41,717	$-	$-	$41,717

There have been no changes in the methodologies used at March 31, 2020 and December 31, 2019, and no transfers between Level 1, 2 and 3 during the three months ended March 31, 2020.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The reconciliation of changes to the fair value of the Company’s warrant liabilities for the three months ended March 31, 2020 is as follows:

Warrant Liabilities
Balance at January 1, 2020	$41,717
Unrealized losses, net	58,392
Balance at March 31, 2020	$100,109

13.	Subsequent Event

On April 7, 2020, the Company notified Merck Sharp & Dohme B.V. (“Merck”) that it was terminating the Clinical Trial Collaboration and Supply Agreement dated as of August 16, 2018, by and between the Company and Merck, effective immediately, in connection with the Company’s determination to discontinue development of RX-5902 for the treatment of metastatic triple negative breast cancer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto set forth in Item 1 of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

●
uncertainties about the exploration and evaluation of strategic alternatives, including that they may not result in a definitive transaction or enhance shareholder value and may create a distraction or uncertainty that may adversely affect our operating results, business, or investor perceptions;

●
uncertainties about the paths of our programs and our ability to evaluate and identify a path forward for those programs, particularly given the constraints we have as a small company with limited financial, personnel and other operating resources;

●	the impact of the COVID-19 pandemic on the economy, our industry, and our financial condition and results of operations, as well as our ability to enter into and complete a strategic transaction;

●	our understandings and beliefs regarding the role of certain biological mechanisms and processes in cancer;

●	our product candidates being in early stages of development, including in preclinical development;

●	our ability to successfully and timely complete clinical trials for our drug candidates in clinical development;

●	uncertainties related to the timing, results and analyses related to our drug candidates in preclinical development;

●	our ability to obtain the necessary U.S. and international regulatory approvals for our drug candidates;

●	our reliance on third-party contract research organizations and other investigators and collaborators for certain research and development services;

●	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials;

●	our ability to form strategic alliances and partnerships with pharmaceutical companies and other partners for development, sales and marketing of certain of our product candidates;

●	demand for and market acceptance of our drug candidates;

●	the scope and validity of our intellectual property protection for our drug candidates and our ability to develop our candidates without infringing the intellectual property rights of others;

●	our lack of profitability and the need for additional capital to operate our business; and

●
other risks and uncertainties, including those set forth herein and in the 2019 Form 10-K under the caption “Risk Factors” and those detailed from time to time in our filings with the Securities and Exchange Commission.

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

●
RX-3117 is a novel, investigational oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  RX-3117 is the subject of a Phase 2a clinical trial in combination with Celgene’s Abraxane® (paclitaxel protein-bound particles for injectable suspension) as a first-line treatment in patients newly diagnosed with metastatic pancreatic cancer.  The trial reached its target enrollment in February 2019.  As of July 24, 2019, an overall response rate of 23% had been observed in 40 patients that had at least one scan on treatment.  Preliminary and unaudited data indicates that the median progression free survival for patients in the study is approximately 5.4 months.  Complete data from the trial is expected to be available in 2020.  We do not plan to conduct or sponsor any additional trials with RX-3117.

On March 10, 2020, we amended our collaboration and license agreement (as amended, the “License and Assignment Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “Territory”). Under the terms of the License and Assignment Agreement, upon payment in full of an upfront payment, we will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the Territory and assign and transfer to BioSense all of our patents and patent applications related to RX-3117 in the Territory. The upfront payment consists of an aggregate of $1,650,000, of which $1,500,000 has been received to date. Under the License and Assignment Agreement, we are eligible to receive milestone payments in an aggregate of up to $84.5 million upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties in the mid-single digits to low tens on annual net sales in the Territory.

●
RX-5902 is a potential first-in-class small molecule modulator of the Wnt/beta-catenin pathway which plays a key role in cancer cell proliferation and tumor growth.  In August 2018, we entered into a Clinical Trial Collaboration and Supply Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme B.V. (“Merck”) to evaluate the combination of RX-5902 and Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a Phase 2 trial in patients with metastatic triple negative breast cancer (“TNBC”). On April 7, 2020, we notified Merck that we were terminating the Collaboration Agreement, effective immediately, in connection with our determination to discontinue development of RX-5902 for the treatment of TNBC. We are evaluating development options for RX-5902 and may or may not sponsor additional clinical trials with the compound.

●
RX-0301 is a potential best-in-class, potent inhibitor of the synthesis of the protein kinase Akt-1, which we believe plays a critical role in cancer cell proliferation, survival, angiogenesis, metastasis, and drug resistance.  RX-0301 is currently in preclinical development by Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) as a nano-liposomal formulation of RX-0201 (Archexin®) using HaiChang’s proprietary QTsome™ technology On February 8, 2020, we entered into an exclusive license agreement with HaiChang (the “HaiChang License Agreement”) pursuant to which we granted HaiChang an exclusive (even as to us), royalty-bearing, sublicensable worldwide license to research, develop and commercialize RX-0201 and RX-0301. The HaiChang License Agreement supersedes a prior agreement with HaiChang to develop RX-0301 under which HaiChang was to conduct certain preclinical and clinical activities through completion of a Phase 2a proof-of-concept clinical trial in hepatocellular carcinoma.

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

The outbreak of the COVID-19 disease, which the World Health Organization declared a pandemic in March 2020, has led to disruption in the global economy and the biopharmaceutical industry. The extent of the COVID-19 pandemic’s impact on our business, financial condition and results of operations, as well as on our ability to enter into and complete a strategic transaction, is highly uncertain and will depend on various factors, including the duration and scope of the pandemic, restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities, other actions taken to contain the impact of the pandemic, and impacts on our ability or the ability of potential strategic partners to access the markets on favorable terms, or at all.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

Total Revenues

We recorded revenues of $1,150,000 during the three months ended March 31, 2020, consisting of $250,000 earned from the HaiChang License Agreement and $900,000 from the BioSense License and Assignment Agreement.  We had no revenues for the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees, and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses decreased approximately $440,000, or 25.9%, to approximately $1,256,000 for the three months ended March 31, 2020 from $1,696,000 for the three months ended March 31, 2019.  The decreases were primarily attributable to decreased personnel and operating costs resulting from the streamlining of operations.

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

Research and development expenses decreased approximately $1,785,000, or 79.6%, to approximately $457,000 for the three months ended March 31, 2020, from approximately $2,242,000 for the three months ended March 31, 2019.  The decreases are a result of the completion of our RX-3117 and RX-5902 clinical trials, and decreased drug manufacturing costs.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Clinical Candidates:
RX-3117	$326,900	$1,078,400
RX-5902	4,200	342,400
RX-0201	1,800	115,800

Preclinical, Personnel and Overhead	123,890	705,629

Total Research and Development Expenses	$456,790	$2,242,229

We expect total research and development expenses to decrease in the remainder of 2020 as compared to the three months ended March 31, 2020 as we complete our Phase 2a clinical trial of RX-3117 with Abraxane and explore and evaluate strategic alternatives.

Interest Income

Interest income decreased approximately $47,000, or 57.7% for the three months ended March 31, 2020, compared to the same period in 2019.  The decreases were primarily attributable to lower interest rates and balances of cash, cash equivalents and marketable securities for the three months ended March 31, 2020 compared to the same period in 2019.

Unrealized (Loss) Gain on Fair Value of Warrants

Our warrants are recorded as liabilities at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended March 31, 2020 and 2019, we recorded unrealized (losses) gains on the fair value of our warrants of approximately $(58,000) and $1,513,000, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gain for the three months ended March 31, 2019 primarily resulted from a significant decrease in the stock price of the underlying common stock at the end of this period compared to the beginnings of this period.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2020 was approximately $587,000 or $0.15 per share, compared to approximately $2,343,000, or $0.62 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We expect to continue to incur negative cash flow and operating losses as we explore strategic alternatives.  We have spent, and subject to our exploration of strategic alternatives, expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and development efforts.  Subject to the result of our exploration of strategic alternatives, we will need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our drug candidates.  In conjunction with our exploration of strategic alternatives, we are exploring opportunities to extend our resources.  We believe that our cash and cash equivalents of approximately $11.0 million as of March 31, 2020 will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months following the issuance of the financial statements contained in this Quarterly Report. However, our resource requirements could materially change to the extent we identify and enter into any strategic transaction.  Our ability to enter into a strategic transaction could also be impacted by our, or any potential partner’s ability to, raise additional capital.

Cash Flows

Cash used in operating activities was approximately $1,221,000 for the three months ended March 31, 2020.  The operating cash flows during the three months ended March 31, 2020 reflect a net loss of approximately $587,000, a net decrease of cash components of working capital and non-cash charges totaling $634,000. Cash used in operating activities was approximately $4,380,000 for the three months ended March 31, 2019.  The operating cash flows during the three months ended March 31, 2019 reflect a net loss of approximately $2,343,000, an unrealized gain on the fair value of warrants of approximately $1,514,000, and a net increase of cash components of working capital and non-cash charges totaling approximately $523,000.

Cash provided by investing activities was $3,000,000 from the redemption of marketable securities for the three months ended March 31, 2020.  Cash used in investing activities was approximately $5,895,000 for the three months ended March 31, 2019 which consisted of approximately $8,888,000 and approximately $13,000 from the purchases of marketable securities and equipment, respectively, offset by approximately $6,000 from the sale of equipment and $3,000,000 from the redemption of marketable securities.

There was no cash provided by financing activities for the three months ended March 31, 2020.  Cash provided by financing activities was approximately $7,654,000 for the three months ended March 31, 2019, which consisted of net proceeds from our underwritten offering in January 2019.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in the 2019 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of March 31, 2020, the total estimated cost to complete our contracts with vendors for research and development services was approximately $800,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1A.	Risk Factors.

Investing in our stock involves a high degree of risk.  You should carefully consider the following discussion of risk factors in its entirety. In addition to the other information set forth in this report, you should carefully consider the factors set forth in the Risk Factors section of our 2019 Form 10-K, as well as other information contained in the 2019 Form 10-K and in other reports we file with the SEC.

Our business is subject to risks arising from the ongoing COVID-19 pandemic.

The outbreak of COVID-19, which the World Health Organization declared a pandemic in March 2020, has spread across the globe and has led to disruption in the global economy and the biopharmaceutical industry. COVID-19 poses the risk that we or our employees, licensees, and other partners may be prevented from or restricted in conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities. We have reduced our headcount to five employees and are dependent on the efforts of our President and Chief Executive Officer, Douglas J. Swirsky, and other key professionals. The loss of Mr. Swirsky or any of our other key professionals as a result of illness or otherwise in connection with the COVID-19 pandemic could materially and adversely affect our business and our prospects. In addition, as the COVID-19 pandemic continues to disrupt the economy, our future access to capital on favorable terms and our ability to enter into and complete a strategic transaction may be adversely impacted.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations as well as on our ability to enter into and consummate a strategic transaction is highly uncertain and will depend on various factors, including the duration and scope of the pandemic, restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities, the other actions that may be taken to contain its impact, and impacts on our ability or the ability of potential strategic partners to access the markets on favorable terms, or at all.

Item 6.	Exhibits.

Exhibit No.	Description

**10.1	Amendment No. 2 to Collaboration and License Agreement, dated as of March 10, 2020 between BioSense Global LLC and Rexahn Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) / 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Douglas J. Swirsky
Date: May 7, 2020		Douglas J. Swirsky
Chief Executive Officer and President
(principal executive, financial and accounting officer)