Form 10-Q
period 2020-06-30
REXAHN PHARMACEUTICALS, INC.
filed 2020-08-14
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,234,141 shares as of August 14, 2020.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1. Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$9,208,951	$9,219,547
Marketable securities	-	2,997,220
Prepaid expenses and other current assets	817,653	447,206
Total Current Assets	10,026,604	12,663,973
Security Deposits	25,681	25,681
Operating Lease Right-of-Use Assets	139,477	203,348
Equipment, Net	57,312	75,770
Total Assets	$10,249,074	$12,968,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,190,753	$1,265,731
Deferred revenue	650,000	1,500,000
Operating lease liabilities, current	136,197	139,765
Total Current Liabilities	2,976,950	2,905,496
Operating Lease Liabilities, non-current	-	63,605
Warrant Liabilities	268,811	41,717
Total Liabilities	3,245,761	3,010,818
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 authorized shares, 4,019,141 issued and outstanding	402	402
Additional paid-in capital	173,423,515	173,278,144
Accumulated other comprehensive income	-	2,084
Accumulated deficit	(166,420,604)	(163,322,676)

Total Stockholders’ Equity	7,003,313	9,957,954

Total Liabilities and Stockholders’ Equity	$10,249,074	$12,968,772

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$1,150,000	$-

Expenses:
General and administrative	2,116,891	1,340,016	3,372,898	3,035,538
Research and development	231,607	1,648,401	688,397	3,890,631

Total Expenses	2,348,498	2,988,417	4,061,295	6,926,169

Loss from Operations	(2,348,498)	(2,988,417)	(2,911,295)	(6,926,169)

Other Income
Interest income	6,042	96,650	40,461	178,035
Unrealized (loss) gain on fair value of warrants	(168,702)	427,483	(227,094)	1,940,854
Total Other (Loss) Income	(162,660)	524,133	(186,633)	2,118,889

Net Loss Before Provision for Income Taxes	(2,511,158)	(2,464,284)	(3,097,928)	(4,807,280)
Provision for Income Taxes	-	-	-	-
Net Loss	$(2,511,158)	$(2,464,284)	$(3,097,928)	$(4,807,280)

Net loss per share, basic and diluted	$(0.62)	$(0.61)	$(0.77)	$(1.23)

Weighted average number of shares outstanding, basic and diluted	4,019,141	4,019,141	4,019,141	3,900,208

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Net Loss	$(2,511,158)	$(2,464,284)	$(3,097,928)	$(4,807,280)

Unrealized gain (loss) on available-for-sale securities	-	19,781	(2,084)	25,015

Comprehensive Loss	$(2,511,158)	$(2,444,503)	$(3,100,012)	$(4,782,265)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at April 1, 2020	4,019,141	$402	$173,354,446	$(163,909,446)	$-	$9,445,402
Stock-based compensation	-	-	69,069	-	-	69,069
Net loss	-	-	-	(2,511,158)	-	(2,511,158)
Balances at June 30, 2020	4,019,141	$402	$173,423,515	$(166,420,604)	$-	$7,003,313

Balances at April 1, 2019	4,019,141	$402	$172,982,394	$(157,030,238)	$(12,602)	$15,939,956
Stock-based compensation	-	-	127,653	-	-	127,653
Net loss	-	-	-	(2,464,284)	-	(2,464,284)
Other comprehensive income	-	-	-	-	19,781	19,781
Balances at June 30, 2019	4,019,141	$402	$173,110,047	$(159,494,522)	$7,179	$13,623,106

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2020 and 2019 (continued)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2020	4,019,141	$402	$173,278,144	$(163,322,676)	$2,084	$9,957,954
Stock-based compensation	-	-	145,371	-	-	145,371
Net loss	-	-	-	(3,097,928)	-	(3,097,928)
Other comprehensive loss	-	-	-	-	(2,084)	(2,084)
Balances at June 30, 2020	4,019,141	$402	$173,423,515	$(166,420,604)	$-	$7,003,313

Balances at January 1, 2019	3,122,843	$312	$165,267,656	$(154,687,242)	$(17,836)	$10,562,890
Issuance of common stock and units, net of issuance costs	895,834	90	7,553,738	-	-	7,553,828
Common stock issued from vested restricted stock units	464	-	-	-	-	-
Stock-based compensation	-	-	288,653	-	-	288,653
Net loss	-	-	-	(4,807,280)	-	(4,807,280)
Other comprehensive income	-	-	-	-	25,015	25,015
Balances at June 30, 2019	4,019,141	$402	$173,110,047	$(159,494,522)	$7,179	$13,623,106

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(3,097,928)	$(4,807,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,458	22,077
Loss on sale of equipment	-	9,594
Amortization of premiums and discounts on marketable securities, net	(4,864)	(56,019)
Stock-based compensation	145,371	288,653
Unrealized loss (gain) on fair value of warrants	227,094	(1,940,854)
Changes in assets and liabilities:
Prepaid expenses and other assets	(370,447)	22,308
Accounts payable and accrued expenses	925,022	(1,231,816)
Deferred revenue	(850,000)	1,500,000
Other, net	(3,302)	6,706
Net Cash Used in Operating Activities	(3,010,596)	(6,186,631)
Cash Flows from Investing Activities:
Purchase of equipment	-	(19,383)
Sale of equipment	-	5,500
Purchase of marketable securities	-	(8,887,566)
Redemption of marketable securities	3,000,000	6,000,000
Net Cash Provided by (Used in) Investing Activities	3,000,000	(2,901,449)
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	7,653,828
Net Cash Provided by Financing Activities	-	7,653,828
Net Decrease in Cash and Cash Equivalents	(10,596)	(1,434,252)
Cash and Cash Equivalents - Beginning of Period	9,219,547	8,744,301
Cash and Cash Equivalents - End of Period	$9,208,951	$7,310,049
Supplemental Cash Flow Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$76,843	$120,700
Non-cash financing and investing activities:
Warrants issued	$-	$4,735,913
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$380,935

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.    Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations have been the development of innovative therapies to improve patient outcomes in cancers that are difficult to treat.  The Company had an accumulated deficit of $166,420,604 at June 30, 2020 and anticipates incurring losses in the foreseeable future.

On June 17, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Original Merger Agreement,” and as amended on June 29, 2020, the “Merger Agreement”) with Razor Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Ocuphire Pharma Inc., a Delaware corporation (“Ocuphire”), pursuant to which, among other things, and subject to the satisfaction and waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Ocuphire, with Ocuphire continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”).  See Note 2, Merger Agreement and Pre-Merger Financing, for further information.

The Company believes that its cash and cash equivalents of approximately $9.2 million as of June 30, 2020 will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued, assuming the Merger does not close.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2020 and December 31, 2019 and of the results of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the cash flows for the six months ended June 30, 2020 and 2019 have been included.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2020. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K.  The unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

COVID-19 Pandemic
The outbreak of the COVID-19 disease, which the World Health Organization declared a pandemic in March 2020, has led to disruption in the global economy and the biopharmaceutical industry. The extent of the COVID-19 pandemic’s impact on the Company’s business, financial condition and results of operations, as well as the Company’s ability to consummate the Merger, is highly uncertain and will depend on various factors, including the duration and scope of the pandemic, restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities, other actions taken to contain the impact of the pandemic, and the Company’s access to additional capital.

2.     Merger Agreement and Pre-Merger Financing

Merger Agreement
On June 17, 2020, the Company, Merger Sub and Ocuphire entered into the Original Merger Agreement, which was subsequently amended on June 29, 2020, pursuant to which Merger Sub will merge with and into Ocuphire, with Ocuphire continuing as a wholly owned subsidiary of the Company in an all-stock transaction.

For accounting purposes, Ocuphire is considered to be acquiring the Company even though the Company will be the issuer of the common stock in the Merger due to various considerations, including the expected ownership positions of former Company and Ocuphire stockholders post-Merger, as well as the expected composition of the Company’s Board of Directors and management team post-Merger. The Merger is expected to be accounted for as an asset acquisition by Ocuphire.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (a) each share of Ocuphire common stock outstanding immediately prior to the Effective Time (excluding shares held as treasury stock, shares held by Ocuphire and dissenting shares) will be converted into the right to receive shares of Company common stock  equal to the Exchange Ratio described below; and (b) each outstanding Ocuphire stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), immediately following the consummation of the Merger (the “Closing”), the Company’s then-current stockholders would own approximately 14.3% of the combined company’s common stock, and the former Ocuphire securityholders would own approximately 85.7% of the combined company’s common stock, in each case calculated on a fully-diluted basis, assuming the Company’s net cash balance at the anticipated Closing date is between $3.2 million and $6.0 million. The Exchange Ratio formula in the Merger Agreement is subject to adjustment for every $100,000 that the Company’s actual net cash balance at the anticipated Closing date is less than $3.2 million or more than $6.0 million. Based on the Company’s current estimates, the Company anticipates delivering net cash between $0 and $500,000 assuming the Closing occurs by November 14, 2020, which is the end date set forth in the Merger Agreement; however, the final net cash amount will not be calculated until the anticipated Closing date, and may vary significantly depending on, among other things, the Company’s ability to control and correctly estimate its operating expenses, expenses relating to the Company’s ongoing litigation and the trading price of the Company’s common stock (and its impact on the estimated warrant liability, which reduces net cash). If the Company’s actual net cash balance at the anticipated Closing date is $0, which is the minimum amount of net cash that the Company is required to deliver to Close, then immediately following the Closing, the Company’s then-current stockholders would own approximately 11.2% of the combined company’s common stock, and the former Ocuphire securityholders would own approximately 88.8% of the combined company’s common stock, in each case calculated on a fully-diluted basis. Under the terms of the Merger Agreement, the Company’s stockholders’ ownership percentage in the combined company is subject to a floor of 9.1% regardless of the Company’s actual net cash balance at the anticipated Closing date, assuming Ocuphire waives the minimum net cash requirement at the anticipated Closing date. These ownership percentages give effect to the shares of Ocuphire common stock that will be issued to Investors (as defined below) in the Pre-Merger Financing (as defined below) prior to the Closing, but do not account for any additional shares of Company common stock that may be issued following the Closing or the warrants issuable to Investors after Closing. As a result, holders of Company common stock could own significantly less of the combined company than currently contemplated. For example, if the average of the five lowest volume-weighted average trading prices of Company common stock on Nasdaq Capital Market (“Nasdaq”) during the first ten trading days immediately following the closing of the Pre-Merger Financing reaches a certain floor price specified in the Securities Purchase Agreement (as defined below), then the pre-Merger holders of Company common stock could own a low single-digit percentage of the fully-diluted combined company equity securities, depending on the Company’s actual net cash amount at the anticipated Closing date.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Consummation of the Merger is subject to certain Closing conditions, including, among other things: (i) approval by the stockholders of the Company and Ocuphire; (ii) the continued listing of the Company’s common stock on the Nasdaq and the listing of the additional shares of Company common stock issued in connection with the Merger on Nasdaq; (iii) the accuracy of the representations and warranties, subject to certain materiality qualifications; (iv) satisfaction by the Company of a minimum net cash requirement of $0; and (v) completion of the Pre-Merger Financing.

The Merger Agreement contains certain termination rights for both the Company and Ocuphire, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $750,000 or, in some circumstances, Ocuphire may be required to reimburse the Company’s expenses up to a maximum of $750,000.

Immediately after the Effective Time, the Board of Directors of the Company is expected to be comprised of seven members, one of whom is expected to be Richard J. Rodgers, a current member of the Company’s Board of Directors, and the remaining six directors are expected to include existing Ocuphire board members and an additional director designated by Ocuphire. Following the Closing, Mina Sooch is expected to serve as the Company’s President and Chief Executive Officer. Also at the Effective Time, the Company expects to effect a name change to “Ocuphire Pharma, Inc.” and it is anticipated that the Company’s securities will be listed for trading on Nasdaq under the symbol “OCUP.”

In accordance with the Merger Agreement, on June 17, 2020, the Board of Directors approved the termination of Douglas J. Swirsky’s employment with the Company, effective as of immediately following the Effective Time, as a result of which Mr. Swirsky will be entitled to the severance amounts and other benefits afforded Mr. Swirsky in connection with a termination of Mr. Swirsky’s employment by the Company without cause within the two-year period immediately following a change of control pursuant to Section 8(c) of Mr. Swirsky’s employment agreement, subject to Mr. Swirsky’s execution of a general release in favor of the Company. The termination of Mr. Swirsky’s employment is subject to and conditioned upon the closing of the Merger at the Effective Time, and therefore Mr. Swirsky shall not be terminated if the Merger is not consummated or the Merger Agreement is terminated prior to the Effective Time.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The Merger is expected to close in the second half of 2020, subject to approval by the Company’s stockholders at a special meeting to be held at a future date and other closing conditions.

Contingent Value Rights Agreement
Pursuant to the Merger Agreement and a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into immediately prior to Closing, Company stockholders as of immediately prior to the Effective Time will receive one contingent value right (“CVR”) for each share of Company common stock held of record as of immediately prior to the Effective Time. Each CVR will represent the right to receive cash payments upon the occurrence of certain triggering events. In particular, for each calendar quarter (each, a “CVR Payment Period”) during the 15-year period after the Closing (the “CVR Term”), CVR holders will be entitled to (i) 90% of all payments received by the Company from BioSense Global LLC (“BioSense”) pursuant to that certain License and Assignment Agreement, dated as of February 25, 2019, by and between BioSense and the Company, as amended (the “License and Assignment Agreement”), less certain permitted deductions, (ii) 90% of all payments received by the Company from Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) pursuant to that certain Exclusive License Agreement, dated as of February 8, 2020, by and between HaiChang and the Company (the “HaiChang License Agreement”), less certain permitted deductions, and (iii) 75% of (a) all cash consideration paid by a third party to the Company during the applicable CVR Payment Period in connection with the grant, sale or transfer of rights to certain of the Company’s pre-Closing intellectual property (“Parent IP”) under an agreement that is entered into during the 10-year period after the Closing (“Parent IP Deal”); plus (b) with respect to any non-cash consideration received by the Company from a third party during the applicable CVR Payment Period in connection with any Parent IP Deal, all amounts received by the Company at the time such non-cash consideration is monetized, less (c) certain permitted deductions.

Securities Purchase Agreement
On June 29, 2020, Ocuphire, the Company and certain institutional healthcare investors, accredited investors and certain directors and officers of Ocuphire (the “Investors”) entered into a Securities Purchase Agreement, which amended and restated in its entirety the prior securities purchase agreement among the same parties dated June 17, 2020 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the Investors agreed to invest a total of $21.15 million in cash (the “Purchase Price”) to fund the combined company following the Merger (the “Pre-Merger Financing”). In return, based on an agreed upon pre-money valuation of the combined company of $120 million, Ocuphire will issue shares of Ocuphire common stock to the Investors, which shares will be exchangeable in the Merger for approximately 15% of the combined company on a fully diluted basis (the “Initial Shares”). In addition, (i) Ocuphire will deposit three times the number of Initial Shares into escrow with an escrow agent for the benefit of the Investors, to be exchanged for Company common stock in the Merger, and to be delivered, in whole or in part, based on the formula set forth in the Securities Purchase Agreement, out of escrow to the Investors if 85% of the average of the five lowest volume-weighted average trading prices of a share of Company common stock on Nasdaq during the first ten trading days (or earlier, at the election of any Investor) immediately following the closing date of the Pre-Merger Financing (which closing date will be the same date as the Closing) is lower than the effective price per share paid by the Investors for the shares of Company common stock issued at Closing in exchange for the Initial Shares, and (ii) on the tenth trading day following the closing date of the Pre-Merger Financing (the “warrant closing date”), the Company will issue to the Investors (x) Series A warrants to purchase shares of Company common stock and (y) Series B warrants to purchase shares of Company common stock.

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

The Company had no marketable securities as of June 30, 2020.  The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2019:

	December 31, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial Paper	$1,996,216	$1,184	$-	$1,997,400
Corporate Bonds	998,920	900	-	999,820
Total Marketable Securities	$2,995,136	$2,084	$-	$2,997,220

4.    Equipment, Net

	June 30, 2020	December 31, 2019

Furniture and fixtures	$67,650	$67,650
Office and computer equipment	163,440	163,440
Leasehold improvements	116,403	116,403

Total equipment	347,493	347,493
Less: Accumulated depreciation and amortization	(290,181)	(271,723)

Net carrying amount	$57,312	$75,770

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

5.    Accounts Payable and Accrued Expenses

	June 30, 2020	December 31, 2019

Trade payables	$1,651,659	$488,285
Accrued expenses	454,850	471,700
Accrued research and development contract costs	-	221,170
Payroll liabilities	84,244	84,576

	$2,190,753	$1,265,731

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

6.    License Agreements

BioSense Global LLC

On March 10, 2020, the Company entered into an amendment to its collaboration and license agreement, (as amended, the “License and Assignment Agreement”) with BioSense to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “Territory”). Under the terms of the License and Assignment Agreement, upon payment in full of an upfront payment, the Company will (i) grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the Territory and (ii) assign and transfer all of the Company’s patents and patent applications related to RX-3117 in the Territory. The upfront payment consists of an aggregate of $1,650,000, of which $1,550,000 has been received to date. Under the License and Assignment Agreement, the Company is eligible to receive milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties in the mid-single digits to low tens on annual net sales in the Territory.

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

The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $1,650,000.  The variable consideration relates to the milestone payments and future sales-based royalty payments.  The Company estimates the variable consideration in the contract using the most likely amount method.  The Company determined at the contract outset and as of June 30, 2020 that all milestone payments should be fully constrained, as it is not probable that a significant reversal of revenue will not occur in a future period, given the significance of the milestone payments and that the payments are earned based upon the achievement of events that are highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

As of June 30, 2020, $1,550,000 of the upfront payment had been paid, and the remaining $100,000 remained unpaid.  As of June 30, 2020, the exclusive license had not been transferred and no revenue was recognized related to that performance obligation, however, the Company had satisfied the performance obligation related to the Transferred Materials during the three months ended March 31, 2020.  Therefore, the Company recognized no revenue and $900,000 in revenue for the three and six months ended June 30, 2020, respectively.  Therefore, the Company has recorded the additional $650,000 of transaction consideration received as of June 30, 2020 as deferred revenue on the Company’s balance sheet.

Zhejiang HaiChang Biotechnology Co., Ltd.

On February 8, 2020, the Company entered into the HaiChang License Agreement with HaiChang pursuant to which the Company granted HaiChang an exclusive (even as to the Company), royalty-bearing, sublicensable worldwide license to research, develop and commercialize pharmaceutical products comprising RX-0201 (subject to and limited by the exclusive rights of NEXT BT Co. Ltd (“Next BT”) with respect to RX-0201 in Asia), the nano-liposomal formulation of RX-0201 known as RX-0301, and RX-0047, a proprietary compound currently in preclinical development. HaiChang has agreed to use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize one product comprising RX-0301 and one product comprising RX-0047.

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

The Company accounts for the HaiChang License Agreement under ASC 606.  The Company has determined the performance obligations under the contract relate to the transfer of materials and the license of intellectual property.  Revenue associated with the materials and license is recognized at a point in time.  The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $250,000.  At the outset of the contract, the Company determined the value of the license to be de minimis given the early stage of clinical development of the intellectual property, and allocated the entire fixed consideration to the materials.  The Company transferred the materials during the three months ended March 31, 2020 and therefore recognized $0 and $250,000 in revenue during the three and six months ended June 30, 2020, respectively.  The variable consideration relates to the milestone payments, sublicense fees and future sales-based royalty payments.  The Company estimates variable consideration under the contract using the expected value method.  Given the early stage and the uncertain success of the development work to be performed by HaiChang, the Company has determined that the variable consideration in the contract should be fully constrained at the contract outset and as of June 30, 2020.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

7.    Leases

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

The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$36,770	$47,129	$73,541	$127,407
Variable lease cost	6,110	6,659	11,803	22,672

Total Lease Cost	$42,880	$53,788	$85,344	$150,079

The right-of-use asset and lease liability were calculated using an estimated incremental borrowing rate of 11%.  At June 30, 2020, the weighted average lease term was 1.0 years.

The table below summarizes the Company’s scheduled future minimum lease payments recorded on the balance sheet, as of June 30, 2020:

Year Ending December 31:
2020 (excluding the six months ended June 30, 2020)	$78,437
2021	65,364
Minimum lease payments	143,801
Less: Imputed interest	(7,604)
Present value of minimum lease payments	$136,197

8.    Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of June 30, 2020 and December 31, 2019, there were stock options and warrants to acquire, in the aggregate, 2,067,713 and 2,126,063 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

9.    Stock-Based Compensation

As of June 30, 2020, the Company had 146,224 options to purchase common stock outstanding.

In June 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  The Company has reserved 283,333 shares of common stock for issuance pursuant to the 2013 Plan. As of June 30, 2020, there were 142,066 options outstanding under the 2013 Plan, and 139,236 shares were available for issuance.  In addition, as of June 30, 2020, there were 4,158 options outstanding under a previously established stock option plan under which no new stock options may be granted.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Statement of operations line item:
General and administrative	$66,351	$119,719	$138,771	$236,398
Research and development	2,718	7,934	6,600	52,255

Total	$69,069	$127,653	$145,371	$288,653

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	WeightedAverage Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	204,574	$35.60	7.3 years	$-
Granted	-	$-
Exercised	-	$-
Expired	(2,996)	$156.41
Cancelled	(55,354)	$59.54

Outstanding, June 30, 2020	146,224	$24.06	7.6 years	$-
Exercisable, June 30, 2020	98,834	$28.65	7.3 years	$-

A summary of the Company’s unvested options as of June 30, 2020 and changes during the six months ended June 30, 2020 is presented below:

	2020
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2020	81,311	$7.90
Granted	-	$-
Vested	(33,127)	$5.53
Cancelled	(794)	$9.12

Unvested at June 30, 2020	47,390	$9.55

As of June 30, 2020, there was $425,525 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 2.0 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.  Warrants

The following table summarizes the Company’s outstanding warrants to purchase common stock as of June 30, 2020 and December 31, 2019:

	Number of Warrants:
Warrant Issuance	June 30, 2020	December 31, 2019	Exercise Price	Expiration Date
Liability-classified Warrants
November 2015 Investors	104,168	104,168	$63.60	May 2021
November 2015 Placement Agent	279	279	$63.60	Nov. 2020
March 2016 Investors	50,651	50,651	$50.40	Sept. 2021
September 2016 Investors	67,084	67,084	$36.00	Mar. 2022
June 2017 Investors	126,264	126,264	$48.00	Dec. 2022
June 2017 Placement Agent	15,153	15,153	$49.50	June 2022
October 2017 Investors	136,058	136,058	$34.20	Apr. 2023
October 2017 Placement Agent	16,327	16,327	$36.72	Oct. 2022
Total liability classified warrants	515,984	515,984

Equity-classified Warrants
October 2018 Investors	480,771	480,771	$20.04	Apr. 2024
October 2018 Placement Agent	28,848	28,848	$19.50	Oct. 2023
January 2019 Investors	895,886	895,886	$9.60	Jan. 2024
Total equity-classified warrants	1,405,505	1,405,505

Total outstanding warrants	1,921,489	1,921,489

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2020:

	Number of Warrants
	Liability- classified	Equity- classified	Total	Weighted average exercise price
Balance, January 1, 2020	515,984	1,405,505	1,921,489	$22.10
Issued during the period	-	-	-	$-
Exercised during the period	-	-	-	$-
Expired during the period	-	-	-	$-

Balance, June 30, 2020	515,984	1,405,505	1,921,489	$22.10

At June 30, 2020, the weighted average remaining contractual life of the outstanding warrants was 3.2 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the liability-classified warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	June 30, 2020	December 31, 2019
November 2015 Investors	$3,286	$55
November 2015 Placement Agent	-	-
March 2016 Investor	6,362	439
September 2016 Investors	28,765	3,196
June 2017 Investors	83,463	11,736
June 2017 Placement Agent	6,348	845
October 2017 Investors	129,299	23,772
October 2017 Placement Agent	11,288	1,674
Total:	$268,811	$41,717

The assumptions used in calculating the fair values of the liability-classified warrants are as follows:

	June 30, 2020	December 31, 2019
Trading market prices	$2.84	$1.91
Fundamental transaction volatility	134%	102%
Dividend	-	-
Fundamental transaction risk-free rate	0.17-0.21%	1.57-1.72%
Equivalent volatility	92-103% %	85-94%
Equivalent risk-free rate	0.16%	1.57-1.59%
Fundamental transaction likelihood	90%	50%
Fundamental transaction timing	September 2020	April 2020

As discussed in Note 2, on June 17, 2020, the Company entered into the Original Merger Agreement, which meets the definition of a fundamental transaction as defined by the warrant agreements. Therefore, the Company adjusted the likelihood and timing of its fundamental transaction assumptions when calculating the fair values of the liability-classified warrants as of June 30, 2020.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized (loss) gain on fair value of warrants” in the statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
November 2015 Investors	$(2,315)	$27,069	$(3,231)	$224,153
November 2015 Placement Agent	-	55	-	435
March 2016 Investors	(5,122)	32,874	(5,923)	147,673
September 2016 Investors	(14,126)	72,213	(25,569)	290,082
June 2017 Investors	(53,099)	129,559	(71,727)	517,950
June 2017 Placement Agent	(3,774)	14,553	(5,503)	56,464
October 2017 Investors	(83,121)	135,125	(105,527)	631,626
October 2017 Placement Agent	(7,145)	16,035	(9,614)	72,471
Total:	$(168,702)	$427,483	$(227,094)	$1,940,854

11.  Income Taxes

No provision for federal and state income taxes was required for the three and six months ended June 30, 2020 and 2019 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At June 30, 2020 and December 31, 2019, the Company had unused net operating loss carry-forwards of approximately $160,154,000 and $156,586,000 respectively, portions of which expire at various dates beginning in 2021.  Some of the Company’s unused net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of June 30, 2020 and December 31, 2019, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	June 30, 2020	December 31, 2019

Net Operating Loss Carryforwards	$44,843,000	$43,844,000
Stock Compensation Expense	540,000	1,191,000
Book Tax Differences on Assets and Liabilities	227,000	464,000
Valuation Allowance	(45,610,000)	(45,499,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2016 through 2019 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.  Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of June 30, 2020, the total estimated cost to complete these agreements was approximately $210,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of June 30, 2020, the milestone has not occurred.

c)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $9,785 and $18,506 for the three months ended June 30, 2020 and 2019, respectively, and $21,014 and $46,385 for the six months ended June 30, 2020 and 2019, respectively.

d)
On February 5, 2018, the Company and Next BT terminated a research collaboration agreement between the Company and Rexgene Biotech Co., Ltd, a predecessor in interest to Next BT.  The Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  On June 18, 2018, the Company reinstated the exclusive license to RX-0201 in Asia, which had no effect on the potential royalty payments granted to Next BT in February 2018.  As of June 30, 2020, the Company has not made any royalty payments to Next BT.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

13.  Fair Value Measurements

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

Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liabilities	$268,811	$-	$-	$268,811

Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$1,997,400	$-	$1,997,400	$-
Corporate Bonds	999,820	-	999,820	-
Total Assets:	$2,997,220	$-	$2,997,220	$-

Liabilities:
Warrant Liabilities	$41,717	$-	$-	$41,717

There have been no changes in the methodologies used at June 30, 2020 and December 31, 2019, and no transfers between Level 1, 2 and 3 during the six months ended June 30, 2020.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The reconciliation of changes to the fair value of the Company’s warrant liabilities for the six months ended June 30, 2020 is as follows:

Warrant Liabilities
Balance at January 1, 2020	$41,717
Unrealized losses, net	227,094
Balance at June 30, 2020	$268,811

14.  Subsequent Events

Warrant Exchange Agreement

On July 31, 2020, the Company entered into a Warrant Exchange Agreement with Armistice Capital Master Fund Ltd. (“Armistice”) pursuant to which, on August 3, 2020, the Company issued to Armistice an aggregate of 215,000 shares of common stock of the Company in exchange for the surrender and cancellation of 160,257 and 208,334 of the October 2018 and January 2019 Investor Warrants held by Armistice, respectively.

Legal Proceedings

On July 31, 2020, a putative stockholder class action was filed in the Court of Chancery of the State of Delaware styled Stahlman v. Rexahn Pharmaceuticals, Inc., et al., Case No. 2020-0639. Additionally, on August 3, 2020, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Thompson v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-01036-UNA (D. Del). On August 7, 2020, a putative stockholder class action was filed in the United States District Court for the Southern District of New York styled Manes v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-06227 (S.D.N.Y.) (together with the Stahlman and Thompson actions, the “Stockholder Actions”). The Stockholder Actions assert claims against the Company and members of the Company’s board of directors (the “Individual Defendants”).

The Stahlman and Manes complaints allege that the Individual Defendants breached their fiduciary duties owed to the Company’s stockholders. The Thompson and Manes complaints allege that the Company and the Individual Defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder, by failing to disclose in the Registration Statement on Form S-4 that the Company filed with the SEC on July 6, 2020 (File No. 333-239702) (the “Registration Statement”) certain information regarding, among other things, financial projections for the Company and Ocuphire, the valuation analyses performed by the Company’s financial advisor, Oppenheimer & Co., Inc., in support of its fairness opinion and the process leading to the execution of the Merger Agreement. The Thompson and Manes complaints also allege that the Individual Defendants violated Section 20(a) of the Exchange Act, as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees.

Additionally, on August 6, 2020, another party sent a letter to the Company’s counsel demanding that the Company and the Individual Defendants amend the Registration Statement to provide additional disclosures that the party alleges were improperly omitted from the Registration Statement in violation of Sections 14(a) and 20(a) of the Exchange Act, including certain information regarding financial data and the background and process leading to the execution of the Merger Agreement (the “Demand Letter”).

The Company intends to defend against the Stockholder Actions and the Demand Letter, however it is reasonably possible that a loss may be incurred. At this time, the Company is unable to estimate the potential loss or range of losses.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable as of the date we make them, actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to:

•
uncertainties about the Merger (as defined below), including but not limited to our ability to close the Merger, our ability to obtain adequate liquidity to fund our operations, meet our obligations, and continue as a going concern if the Merger is not completed, and that the Merger may not enhance shareholder value and may create a distraction or uncertainty that may adversely affect our operating results, business, or investor perceptions;

•
our ability to control and correctly estimate our operating expenses, our estimated warrant liabilities and our expenses associated with the Merger, including litigation expenses, which could result in us having significantly less net cash than currently anticipated, which may prevent us from consummating the Merger or result in our stockholders owning significantly less of the combined company than currently estimated;

•	conditions to payment under the CVRs may not be met and the CVRs may never deliver any value to our stockholders;

•
uncertainties about the paths of our programs and our ability to evaluate and identify a path forward for those programs, particularly given the constraints we have as a small company with limited financial, personnel and other operating resources;

•	the impact of the COVID-19 pandemic on the economy, our industry, and our financial condition and results of operations, as well as our ability to consummate the Merger;

•	our understandings and beliefs regarding the role of certain biological mechanisms and processes in cancer;

•	our product candidates being in early stages of development, including in preclinical development;

•	our ability to successfully and timely complete clinical trials for our drug candidates in clinical development;

•	uncertainties related to the timing, results and analyses related to our drug candidates in preclinical development;

•	our ability to obtain the necessary U.S. and international regulatory approvals for our drug candidates;

•	our reliance on third-party contract research organizations and other investigators and collaborators for certain research and development services;

•	our ability to maintain or engage third-party manufacturers to manufacture, supply, store and distribute supplies of our drug candidates for our clinical trials;

•	our ability to form strategic alliances and partnerships with pharmaceutical companies and other partners for development, sales and marketing of certain of our product candidates;

•	demand for and market acceptance of our drug candidates;

•	the scope and validity of our intellectual property protection for our drug candidates and our ability to develop our candidates without infringing the intellectual property rights of others;

•	our lack of profitability and the need for additional capital to operate our business; and

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

We are a clinical stage biopharmaceutical company that has been focused on the development of innovative therapies to improve patient outcomes in cancers that are difficult to treat. Our pipeline has featured two clinical-stage product candidates and additional compounds in preclinical development.

•
RX-3117 is a novel, investigational oral, small molecule nucleoside compound.  Once intracellularly activated (phosphorylated) by the enzyme UCK2, it is incorporated into the DNA or RNA of cells and inhibits both DNA and RNA synthesis, which induces apoptotic cell death of tumor cells.  RX-3117 has been the subject of a Phase 2a clinical trial in combination with Celgene’s ABRAXANE® (paclitaxel protein-bound particles for injectable suspension) as a first-line treatment in patients newly diagnosed with metastatic pancreatic cancer.  The trial reached its target enrollment in February 2019.  As of July 24, 2019, an overall response rate of 23% had been observed in 40 patients that had at least one scan on treatment.  Preliminary and unaudited data indicates that the median progression free survival for patients in the study is approximately 5.4 months.  Complete data from the trial is expected to be available in 2020.  We do not plan to conduct or sponsor any additional trials with RX-3117.

On March 10, 2020, we amended our collaboration and license agreement (as amended, the “License and Assignment Agreement”) with BioSense Global LLC (“BioSense”) to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “Territory”). Under the terms of the License and Assignment Agreement, upon payment in full of an upfront payment, we will grant BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the Territory and assign and transfer to BioSense all of our patents and patent applications related to RX-3117 in the Territory. The upfront payment consists of an aggregate of $1,650,000, of which $1,550,000 has been received to date. Under the License and Assignment Agreement, we are eligible to receive milestone payments in an aggregate of up to $84.5 million upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties in the mid-single digits to low tens on annual net sales in the Territory.

•
RX-5902 is a potential first-in-class small molecule modulator of the Wnt/beta-catenin pathway which plays a key role in cancer cell proliferation and tumor growth.  In August 2018, we entered into a Clinical Trial Collaboration and Supply Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme B.V. (“Merck”) to evaluate the combination of RX-5902 and Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab) in a Phase 2 trial in patients with metastatic triple negative breast cancer (“TNBC”). On April 7, 2020, we notified Merck that we were terminating the Collaboration Agreement, effective immediately, in connection with our determination to discontinue development of RX-5902 for the treatment of TNBC. We do not plan to conduct or sponsor any additional trials with RX-5902.

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

Merger Agreement

In September 2019, we commenced a process to explore and evaluate strategic alternatives to enhance stockholder value, and had engaged Oppenheimer & Co. Inc. as our financial advisor to assist us in this process. In June 2020, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”) with Razor Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”) and Ocuphire Pharma, Inc., a Delaware corporation (“Ocuphire”), pursuant to which our wholly owned subsidiary, Merger Sub, will merge with and into Ocuphire, with Ocuphire surviving as our wholly owned subsidiary in an all-stock transaction (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), we will also enter into a CVR Agreement, pursuant to which, for each share of our common stock held, our stockholders of record as of immediately prior to the Effective Time will receive one contingent value right (“CVR”).  Refer to Note 2— Merger Agreement and Pre-Merger Financing to our condensed financial statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. The discussion below excludes any impact that may result from the Merger.  The Merger has been approved by the boards of directors of both companies and is expected to close in the second half of 2020, subject to approval by our stockholders and Ocuphire’s stockholders as well as certain other closing conditions. The total fees and costs of the proposed Merger are expected to be material to our results of operations in 2020. Following the Merger, the combined company will be a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of several eye disorders.

Although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that we will be able to successfully consummate the Merger on a timely basis, or at all. If, for any reason, the Merger does not close, our board of directors may elect to, among other things, attempt to complete another strategic transaction like the Merger, attempt to sell or otherwise dispose of our various assets, resume our research and development activities and continue to operate our business or dissolve and liquidate our assets. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves. If we were to continue our business, we would need to raise a substantial amount of cash to fund ongoing operations and future development activities for our existing product candidates and any new product candidates that we acquire.

Pre-Merger Financing

Securities Purchase Agreement

On June 29, 2020, Ocuphire, us and certain institutional healthcare investors, accredited investors and directors and officers of Ocuphire (the “Investors”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), which amended and restated in its entirety the prior securities purchase agreement among the same parties dated June 17, 2020 (the “Initial Securities Purchase Agreement”). The Securities Purchase Agreement that was entered into on June 29, 2020 was substantially similar to the Initial Securities Purchase Agreement, except (i) the number of Additional Shares (as defined below) to be deposited into escrow was increased from two times the number of Initial Shares (as defined below) of Ocuphire common stock to three times the number of Initial Shares of Ocuphire common stock, (ii) the Registration Rights Agreement, dated, June 17, 2020, by and among us and the Investors (the “Registration Rights Agreement”) was terminated in its entirety, and (iii) certain of our obligations were revised to reflect termination of the Registration Rights Agreement.

Pursuant to the Securities Purchase Agreement, the Investors agreed to invest a total of $21.15 million in cash (the “Purchase Price” and the financing arrangement described herein, the “Pre-Merger Financing”) to fund the combined company following the consummation of the Merger. In return, based on an agreed upon pre-money valuation of the combined company following the Merger (the “combined company”) of $120 million, Ocuphire will issue an amount of shares of Ocuphire common stock (the “Initial Shares”) to the Investors, which shares will be exchangeable in the Merger for approximately 15% of the Pre-Merger Financing Fully Diluted Shares (as defined below). In addition, (i) Ocuphire will deposit three times the number of Initial Shares of Ocuphire common stock (the “Additional Shares,” and together with the Initial Shares, the “Pre-Merger Financing Shares”) into escrow with an escrow agent for the benefit of the Investors, to be exchanged for shares of our common stock in the Merger, and to be delivered, in whole or in part, based on the formula set forth below, out of escrow to the Investors if 85% of the average of the five lowest volume-weighted average trading prices of a share of our common stock on The Nasdaq Stock Market (“Nasdaq”) during the first ten trading days (or earlier, at the election of any Investor) immediately following the closing date of the Pre-Merger Financing (which closing date will be the same date as the Closing) is lower than the effective price per share paid by the Investors for the Converted Initial Shares (as defined below), and (ii) on the tenth trading day following the closing date of the Pre-Merger Financing (the “warrant closing date”), we will issue to the Investors (x) Series A warrants to purchase shares of our common stock, as further described below (the “Series A Warrants”), and (y) Series B warrants to purchase shares of our common stock, as further described below (the “Series B Warrants,” together with the Series A Warrants,  the “Investor Warrants” and, together with the Pre-Merger Financing Shares, the “Purchased Securities”).

“Pre-Merger Financing Fully Diluted Shares” means the “fully-diluted” post-Merger outstanding shares of our common stock, which amount (i) includes all shares of our common stock that may be issued pursuant to in-the-money options, warrants or convertible securities, and (ii) with respect to new warrants issued after the date of the Initial Securities Purchase Agreement in exchange for existing warrants shall include (A) all shares of our common stock that are subject to each new warrant that is in-the-money as of the date of issuance of such new warrant and (B) 0.5 times the number of shares of our common stock that may be issued pursuant to such out-of-the-money new warrant that is out-of-the-money as determined based on the closing sale price of our common stock immediately following the issuance of such warrant, and (iii) excludes all other out-of-the-money options, warrants or convertible securities of ours.

As a result of the Merger, at the Effective Time, the Initial Shares will automatically be converted into the right to receive a number of shares (the “Converted Initial Shares”) of our common stock equal to the number of Initial Shares multiplied by the Exchange Ratio. Further, at the Effective Time, the Additional Shares placed into escrow with the escrow agent will automatically be converted into the right to receive a number of shares (the “Converted Additional Shares”) of our common stock equal to the number of Additional Shares multiplied by the Exchange Ratio. The number of Converted Additional Shares deliverable out of escrow to each Investor will be equal to the lesser of (I) the number of Converted Additional Shares issued in exchange for the Additional Shares deposited in the Investor’s escrow account and (II) the number determined on or prior to the warrant closing date by subtracting (i) the number of Converted Initial Shares issued to the Investor from (ii) the quotient determined by dividing (a) the pro rata portion of the Purchase Price paid by the Investor by (b) 85% of the average of the five lowest volume-weighted average trading prices of a share of our common stock on Nasdaq during the first ten trading days (or earlier at the election of any Investor) immediately following the Closing, subject to the Floor Price (as defined below). Any Converted Additional Shares not deliverable to the Investors as of the warrant closing date based on the foregoing formula will be returned to us as treasury shares and cancelled. No Converted Additional Shares will be deliverable out of escrow if the foregoing formula results in a negative number. The lower of (x) the effective initial purchase price per Converted Initial Share and (y) the number obtained by the formula in clause (b) above, subject to the Floor Price, is called the “Final Purchase Price.” Notwithstanding the foregoing, no Converted Additional Shares will be delivered to Investors from escrow to the extent such delivery would result in such Investor, together with its affiliates and any other person whose beneficial ownership of our common stock would be aggregated with such Investor for purposes of Section 13(d) of the Exchange Act, beneficially owning in excess of 4.99% or 9.99% of our outstanding common stock (including the Converted Additional Shares so delivered). In the event that we fail to timely deliver any of the Converted Initial Shares or Converted Additional Shares then we shall be obligated to pay the affected Investor on each day while such failure is continuing an amount equal to 1.5% of the market value of the undelivered shares determined using any trading price of our common stock selected by the holder while the failure is continuing and if an affected Investor purchases shares of our common stock in connection with such failure (“Buy-In Shares”), then we must, at such Investor’s discretion, reimburse such Investor for the cost of such Buy-In Shares or deliver the owed shares and reimburse the Investor for the difference between the price such Investor paid for the Buy-In Shares and the market price of such shares, measured at any time of such Investor’s choosing while the delivery failure was continuing.

Pursuant to the Securities Purchase Agreement, at any time during the period commencing from the six month anniversary of the closing date of the Pre-Merger Financing and ending at such time that all of the shares of our common stock issued or issuable in the Pre-Merger Financing, if a registration statement is not available for the resale of such shares, may be sold without restriction or limitation pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and without the requirement to be in compliance with Rule 144(c)(1), if we (i) shall fail for any reason to satisfy the requirements of Rule 144(c)(1) under the Securities Act, including, without limitation, the failure to satisfy the current public information requirements under Rule 144(c) under the Securities Act or (ii) has ever been an issuer described in Rule 144(i)(1)(i) under the Securities Act or becomes such an issuer in the future, and we shall fail to satisfy any condition set forth in Rule 144(i)(2) under the Securities Act (each, a “Public Information Failure”), then we shall pay to each holder of Purchased Securities an amount in cash equal to 2.0% of such holder’s pro rata portion of the Purchase Price on the day of such Public Information Failure and on every thirtieth day thereafter until the earlier of (i) the date such Public Information Failure is cured and (ii) the date on which such Public Information Failure no longer prevents a holder of Purchased Securities from selling such Purchased Securities pursuant to Rule 144 under the Securities Act without any restrictions or limitations.

The Securities Purchase Agreement contains customary representations and warranties of Ocuphire, us and the Investors. Each party’s obligation to consummate the transactions contemplated by the Securities Purchase Agreement is subject to the satisfaction or waiver of certain conditions, including the satisfaction or waiver of each of the conditions precedent to the Closing contained in the Merger Agreement, other than any conditions precedent relating to consummation of the Pre-Merger Financing.

The Securities Purchase Agreement restricts us from filing a registration statement or any amendment or supplement thereto, causing any registration statement to be declared effective by the Securities and Exchange Commission (“SEC”), or granting any registration rights, in each case subject to certain limited exceptions, until the date that is 90 days after the earlier of (i) such time as all of the shares of our common stock issued or issuable in the Pre-Merger Financing may be sold without restriction or limitation pursuant to Rule 144, and (ii) the date that is six months following the closing of the Pre-Merger Financing; provided that in the event of a Public Information Failure, such date shall be such later date on which the Public Information Failure is cured and no longer prevents the Investors from selling all shares of our common stock issued or issuable in the Pre-Merger Financing (the 90th date after such earlier date, the “Trigger Date”).

Pursuant to the Securities Purchase Agreement, until 240 calendar days following the closing of the Pre-Merger Financing, subject to certain exceptions, neither Ocuphire nor we may (i) offer, sell, grant any option to purchase, or otherwise dispose of any of its or its subsidiaries’ debt, equity or equity equivalent securities (any such offer, sale, grant, disposition or announcement being referred to as a “Subsequent Placement”), or (ii) be party to any solicitations, negotiations or discussions with regard to the foregoing.

Additionally, for one year following the closing of the Pre-Merger Financing, Ocuphire, us and each of our respective subsidiaries shall be prohibited from effecting or entering into an agreement to effect any Subsequent Placement involving a transaction in which Ocuphire, us or any of their subsidiaries (i) issues or sells any stock or securities convertible into or exercisable or exchangeable for Ocuphire common stock or our common stock (“Convertible Securities”) either (a) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Ocuphire common stock or our common stock at any time after the initial issuance of such Convertible Securities, or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such Convertible Securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of Ocuphire or us or the market for Ocuphire common stock or our common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement (including, without limitation, an equity line of credit or an “at-the-market” offering) whereby Ocuphire, us or any of our respective subsidiaries may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights); provided, that we will be permitted to consummate “at the market” offerings at any time after the later of (x) the date that is nine (9) months after the closing date of the Pre-Merger Financing and (y) the Trigger Date.

The Securities Purchase Agreement may be amended only by an instrument in writing signed by Ocuphire, us and the Required Holders (as defined below). No provision of the Securities Purchase Agreement may be waived other than by an instrument in writing signed by the party against whom enforcement is sought. “Required Holders” means (i) prior to the closing date of the Pre-Merger Financing, the Investors entitled to purchase at the closing a majority of the aggregate amount of Initial Common Shares issuable under the Securities Purchase Agreement and the aggregate amount of shares issuable under the Investor Warrants (without regard to any restriction or limitation on the exercise of the Investor Warrant contained therein) and shall include the Lead Investor (as defined in the Securities Purchase Agreement) and (ii) on or after the closing of the Pre-Merger Financing, holders of at least a majority of the aggregate amount of Purchased Securities issued and issuable under the Securities Purchase Agreement and under the Investor Warrants (without regard to any restriction or limitation on the exercise of the Investor Warrants or the delivery of the Converted Additional Shares contained therein) held by the Investors or their successors and assigns as of the applicable time of determination and shall include the Lead Investor so long as the Lead Investor or any of its affiliates holds any Purchased Securities.

Upon written notice by the non-breaching party, the Securities Purchase Agreement may be terminated and the sale and purchase of the Purchased Securities abandoned if the closing of the Pre-Merger Financing has not occurred on or before November 14, 2020, due to any party’s failure to satisfy the conditions to closing. The Securities Purchase Agreement will terminate automatically upon any termination of the Merger Agreement.

Series A Warrants

The Series A Warrants will be issued on the warrant closing date, will have an initial exercise price per share equal to 120% of per share Final Purchase Price, will be immediately exercisable and will have a term of five years from the date of issuance. The Series A Warrants issued to each Investor will initially be exercisable for an amount of our common stock equal to the sum of (i) the number of Converted Initial Shares issued to the Investor, (ii) the number of Converted Additional Shares delivered or deliverable to the Investor as of the warrant closing date and (iii) the number of shares, if any, underlying the Series B Warrants held by the Investor as of the warrant closing date.

The Series A Warrants will provide that, until the second anniversary of the date on which the all shares of our common stock issued and issuable to the Investors (including any shares underlying the Investor Warrants) (the “Underlying Securities”) may be sold without restriction or limitation pursuant to Rule 144 (provided that we are current in our SEC filings, and if not, the second anniversary of such later date on which the Public Information Failure is cured and no longer prevents the Investors from selling all of the Underlying Securities), if we publicly announce, issue or sell, enter into a definitive, binding agreement pursuant to which we are required to issue or sell or are deemed, pursuant to the provisions of the Series A Warrants, to have issued or sold, any shares of our common stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions, then the exercise price of the Series A Warrants shall be reduced to such lower price per share. Further, every ninth trading day up to and including the 45th trading day (each, a “Reset Date”), the Series A Warrants will be adjusted downward (but not increased) such that the exercise price thereof becomes 120% of the Reset Price (as defined below), and the number of shares underlying the Series A Warrants will be increased (but not decreased) to the quotient of (a) (i) the exercise price in effect prior to such Reset (as defined below) multiplied by (ii) the number of shares underlying the Series A Warrants prior to the Reset divided by (b) the resulting exercise price. In addition, the exercise price and the number of shares of our common stock issuable upon exercise of the Series A Warrants will also be subject to adjustment in the event of any stock splits, dividends or distributions or other similar transactions.

Pursuant to the Series A Warrants, we will agree not to enter into, allow or be party to certain fundamental transactions, generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our common stock (a “Fundamental Transaction”) until the 45th trading day immediately following the earlier to occur of (x) such time as all of the Underlying Securities may be sold without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1), and (y) one year after the warrant closing date (the “Reservation Date”). Thereafter, upon any exercise of a Series A Warrant, the holder shall have the right to receive, for each warrant share that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series A Warrant), the number of shares of common stock of the successor or acquiring corporation or of us, if we are the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of our common stock for which the Series A Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series A Warrant). Additionally, at the request of a holder delivered before the 90th day after the consummation of a Fundamental Transaction, we or the surviving entity must purchase such holder’s warrant for the value calculated using the Black-Scholes option pricing model as of the day immediately following the public announcement of the applicable contemplated Fundamental Transaction, or, if such Fundamental Transaction is not publicly announced, the date the Fundamental Transaction is consummated.

The Series A Warrants will also contain a “cashless exercise” feature that allows the holders to exercise the Series A Warrants without making a cash payment. The Series A Warrants will be subject to a blocker provision which restricts the exercise of the Series A Warrants if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of our common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.99% or 9.99% of our outstanding common stock (including the shares of our common stock issuable upon such exercise).

If we fail to issue to a holder of Series A Warrants the number of shares of our common stock to which such holder is entitled upon such holder’s exercise of the Series A Warrants, then we shall be obligated to pay the holder on each day while such failure is continuing an amount equal to 1.5% of the market value of the undelivered shares determined using a trading price of our common stock selected by the holder while the failure is continuing and if the holder purchases shares of our common stock in connection with such failure (“Series A Buy-In Shares”), then we must, at the holder’s discretion, reimburse the holder for the cost of such Series A Buy-In Shares or deliver the owed shares and reimburse the holder for the difference between the price such holder paid for the Series A Buy-In Shares and the market price of such shares, measured at any time of the holder’s choosing while the delivery failure was continuing.

Further, the Series A Warrants will provide that, in the event that we do not have sufficient authorized shares to deliver in satisfaction of an exercise of a Series A Warrant, then unless the holder elects to void such attempted exercise, the holder may require us to pay an amount equal to the product of (i) the number of shares that we are unable to deliver and (ii) the highest volume-weighted average price of a share of our common stock as quoted on Nasdaq during the period beginning on the date of such attempted exercise and ending on the date that we make the applicable payment.

Series B Warrants

The Series B Warrants will be issued to each Investor on the warrant closing date, and each Investor’s Series B Warrants will have an exercise price per share of $0.0001, will be immediately exercisable and will expire on the day following the later to occur of (i) the Reservation Date, and (ii) the date on which the Investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. Each Investor’s Series B Warrants will be initially exercisable for an amount of our common stock equal to the number (if positive) obtained by subtracting (i) the sum of (a) the number of Converted Initial Shares issued to the Investor and (b) the number of Converted Additional Shares delivered or deliverable to the Investor as of the warrant closing date, from (ii) the quotient determined by dividing (a) the pro rata portion of the Purchase Price paid by the Investor by (b) 85% of the average of the five lowest volume-weighted average trading prices of a share of our common stock on Nasdaq during the first ten trading days (or earlier at the election of any Investor) immediately following the Closing, subject to the Floor Price.

Additionally, every Reset Date following (i) the earlier date to occur of (x) such time as all of the Underlying Securities may be sold without restriction or limitation pursuant to Rule 144 and (y) six months following the issuance date  (such earlier date, the “Six Month Reset Date”) and (ii) if a Public Information Failure has occurred at any time following the Six Month Reset Date, the earlier to occur of (x) the date that such Public Information Failure is cured and no longer prevents the holder from selling all of the Underlying Securities pursuant to Rule 144 without restriction or limitation and (y) the earlier to occur of (I) the date all of the Underlying Securities may be sold without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1) and (II) one year after the issuance date (each such date provided in the foregoing clauses (i), (ii) and (iii), an “End Reset Measuring Date”) (such 45 trading day period, the “Reset Period” and each such 45th trading day after an End Reset Measuring Date, an “End Reset Date”), the number of shares issuable upon exercise of each Investor’s Series B Warrants shall be increased (“Reset”) to the number (if positive) obtained by subtracting (i) the sum of (a) the number of Converted Initial Shares issued to the Investor and (b) the number of Converted Additional Shares delivered or deliverable to the Investor as of the warrant closing date, from (ii) the quotient determined by dividing (a) the pro rata portion of the Purchase Price paid by the Investor, by (b) the greater of (x) the arithmetic average of the five lowest dollar volume-weighted average prices of a share of Rexahn Common Stock on Nasdaq during the applicable Reset Period immediately preceding the applicable Reset Date to date and (y) a floor price per share (the “Floor Price”) calculated based on a pre-money valuation (of the combined company, assuming for this purpose the pre-money issuance of the Converted Initial Shares and Converted Additional Shares) of $10 million (such number resulting in this clause (b), the “Reset Price”).

Pursuant to the Series B Warrants, we will agree not to enter into, allow or be party to a Fundamental Transaction until the Reservation Date. Thereafter, upon any exercise of a Series B Warrant, the holder shall have the right to receive, for each warrant share that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series B Warrant), the number of shares of common stock of the successor or acquiring corporation or of us, if we are the surviving corporation, and any Alternate Consideration receivable as a result of such Fundamental Transaction by a holder of the number of shares of our common stock for which the Series B Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series B Warrant).

The Series B Warrants will also contain a “cashless exercise” feature that allows the holders to exercise the Series B Warrants without making a cash payment. The Series B Warrants will be subject to a blocker provision which restricts the exercise of the Series B Warrants if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of our common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.99% or 9.99% of our outstanding common stock (including the shares of our common stock issuable upon such exercise).

If we fail to issue to a holder of Series B Warrants the number of shares of our common stock to which such holder is entitled upon such holder’s exercise of the Series B Warrants, then we shall be obligated to pay the holder on each day while such failure is continuing an amount equal to 1.5% of the market value of the undelivered shares determined using a trading price of our common stock selected by the holder while the failure is continuing and if the holder purchases shares of our common stock in connection with such failure (“Series B Buy-In Shares”), then we must, at the holder’s discretion, reimburse the holder for the cost of such Series B Buy-In Shares or deliver the owed shares and reimburse the holder for the difference between the price such holder paid for the Series B Buy-In Shares and the market price of such shares, measured at any time of the holder’s choosing while the delivery failure was continuing.

Further, the Series B Warrants will provide that, in the event that we do not have sufficient authorized shares to deliver in satisfaction of an exercise of a Series B Warrant, then unless the holder elects to void such attempted exercise, the holder may require us to pay an amount equal to the product of (i) the number of shares that we are unable to deliver and (ii) the highest volume-weighted average price of a share of our common stock as quoted on Nasdaq during the period beginning on the date of such attempted exercise and ending on the date that we make the applicable payment.

Financing Lock-Up Agreements

In connection with the Pre-Merger Financing, we and Ocuphire will enter into additional lock-up agreements (the “Financing Lock-Up Agreements”) with each officer, director or other person that will be subject to Section 16 of the Exchange Act, with respect to us immediately following the Closing (the “Financing Lock-Up Parties”), pursuant to which each of the Financing Lock-Up Parties will agree that until the date that is 90 calendar days after the earlier of (i) such time as all of the Underlying Securities may be sold without restriction or limitation pursuant to Rule 144 and (ii) six months after the closing of the Pre-Merger Financing (provided that, if there is a Public Information Failure, such date shall be such later date on which the Public Information Failure is cured and no longer prevents the Investors from selling all of the Underlying Securities), subject to certain customary exceptions, such Financing Lock-Up Party will not and will cause its affiliates not to (A) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any shares of our common stock or common stock equivalents, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act with respect to any shares of Rexahn Common Stock or common stock equivalents owned directly by the Financing Lock-Up Parties (including holding as a custodian) or with respect to which the undersigned has beneficial ownership within the rules and regulations of the SEC (collectively, the “Subject Shares”), or (B) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Subject Shares, whether any such transaction described in clause (A) or (B) above is to be settled by delivery of shares of our common stock or other securities, in cash or otherwise, (C) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of our common stock or common stock equivalents or (D) publicly disclose the intention to do any of the foregoing.

Leak-Out Agreements

In connection with the Pre-Merger Financing, each Investor will enter into a leak-out agreement with us limiting its daily sales to no more than its pro rata portion, based on such Investor’s investment amount, of 30% of the daily traded volume as reported by Bloomberg, L.P.

COVID-19

The outbreak of the COVID-19 disease, which the World Health Organization declared a pandemic in March 2020, has led to disruption in the global economy and the biopharmaceutical industry. The extent of the COVID-19 pandemic’s impact on our business, financial condition and results of operations, as well as on our ability to consummate the Merger, is highly uncertain and will depend on various factors, including the duration and scope of the pandemic, restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities, other actions taken to contain the impact of the pandemic, and our access to additional capital.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and June 30, 2019

Total Revenues

We had no revenues for the three months ended June 30, 2020 and 2019.  We recorded revenues of $1,150,000 during the six months ended June 30, 2020, consisting of $250,000 earned from the HaiChang License Agreement and $900,000 from the BioSense License and Assignment Agreement.  We had no revenues for the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees, and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $777,000, or 58.0% to approximately $2,117,000 for the three months ended June 30, 2020 compared to approximately  $1,340,000 for the three months ended June 30, 2019.  General and administrative expenses increased approximately $337,000, or 11.1% to approximately $3,373,000 for the six months ended June 30, 2020 compared to approximately $3,036,000, for the six months ended June 30, 2019. The increases were primarily attributable to increased legal and professional fees related to the Merger Agreement, offset by decreases in personnel and operating costs resulting from the streamlining of operations.

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

Research and development expenses decreased approximately $1,416,000, or 85.9%, to approximately $232,000 for the three months ended June 30, 2020, from approximately $1,648,000 for the three months ended June 30, 2019. Research and development expenses decreased approximately $3,203,000, or 82.3%, to approximately $688,000 for the six months ended June 30, 2020, from approximately $3,891,000 for the six months ended June 30, 2019.  The decreases are a result of the completion of our RX-3117 and RX-5902 clinical trials, and decreased drug manufacturing costs.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Clinical Candidates:
RX-3117	$86,000	$1,058,000	$412,900	$2,136,400
RX-5902	7,500	187,800	11,700	530,200
RX-0201	-	55,300	1,800	171,100

Preclinical, Personnel and Overhead	138,107	347,301	261,997	1,052,931

Total Research and Development Expenses	$231,607	$1,648,401	$688,397	$3,890,631

We expect total research and development expenses to decrease in the remainder of 2020 as compared to the three and six months ended June 30, 2020 as we complete our Phase 2a clinical trial of RX-3117 with Abraxane and progress toward consummation of the Merger.

Interest Income

Interest income decreased approximately $91,000 and $138,000, or 93.7% and 77.3%, respectively, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.  The decreases were primarily attributable to lower interest rates and balances of cash, cash equivalents and marketable securities for the three and six months ended June 30, 2020 compared to the same periods in 2019.

Unrealized (Loss) Gain on Fair Value of Warrants

Our liability-classified warrants are recorded at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended June 30, 2020 and 2019, we recorded unrealized (losses) gains on the fair value of our warrants of approximately $(169,000) and $427,000, respectively.  During the six months ended June 30, 2020 and 2019, we recorded unrealized (losses) gains on the fair value of our warrants of approximately $(227,000) and $1,941,000, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gain for the three and six months ended June 30, 2019 primarily resulted from a significant decrease in the stock price of the underlying common stock at the end of this period compared to the beginnings of this period.

Net Loss

As a result of the above, net loss for the three and six months ended June 30, 2020 was approximately $2,511,000 and $3,098,000, or $0.62 and $0.77 per share, respectively, compared to approximately $2,464,000, and $4,807,000, or $0.61 and $1.23 per share, respectively, for the three and six months ended June 30, 2019.

Liquidity and Capital Resources

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We expect to continue to incur negative cash flow and operating losses.  We have spent, and if the Merger is not consummated, expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, clinical trials and research and development efforts  We believe that our cash and cash equivalents of approximately $9.2 million as of June 30, 2020 will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months following the issuance of the financial statements contained in this Quarterly Report, assuming the Merger does not close.  If for any reason the Merger does not close, we would need to raise additional capital to continue to fund the further development of product candidates and our operations thereafter. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

Cash Flows

Cash used in operating activities was approximately $3,011,000 for the six months ended June 30, 2020.  The operating cash flows during the six months ended June 30, 2020 reflect a net loss of approximately $3,098,000, a net increase of cash components of working capital and non-cash charges totaling $87,000. Cash used in operating activities was approximately $6,187,000 for the six months ended June 30, 2019.  The operating cash flows during the six months ended June 30, 2019 reflect a net loss of approximately $4,807,000, an unrealized gain on the fair value of warrants of approximately $1,941,000, and a net increase of cash components of working capital and non-cash charges totaling approximately $561,000.

Cash provided by investing activities was $3,000,000 from the redemption of marketable securities for the six months ended June 30, 2020.  Cash used in investing activities was approximately $2,901,000 for the six months ended June 30, 2019 which consisted of approximately $8,888,000 and approximately $19,000 from the purchases of marketable securities and equipment, respectively, offset by approximately $6,000 from the sale of equipment and $6,000,000 from the redemption of marketable securities.

There was no cash provided by financing activities for the six months ended June 30, 2020.  Cash provided by financing activities was approximately $7,654,000 for the six months ended June 30, 2019, which consisted of net proceeds from our underwritten offering in January 2019.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in the 2019 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of June 30, 2020, the total estimated cost to complete our contracts with vendors for research and development services was approximately $210,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

On July 31, 2020, a putative stockholder class action was filed in the Court of Chancery of the State of Delaware styled Stahlman v. Rexahn Pharmaceuticals, Inc., et al., Case No. 2020-0639. Additionally, on August 3, 2020, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Thompson v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-01036-UNA (D. Del). On August 7, 2020, a putative stockholder class action was filed in the United States District Court for the Southern District of New York styled Manes v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-06227 (S.D.N.Y.) (together with the Stahlman and Thompson actions, the “Stockholder Actions”). The Stockholder Actions assert claims against us and members of our board of directors (the “Individual Defendants”).

The Stahlman and Manes complaints allege that the Individual Defendants breached their fiduciary duties owed to our stockholders. The Thompson and Manes complaints allege that we and the Individual Defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by failing to disclose in the Registration Statement on Form S-4 that we filed with the SEC on July 6, 2020 (File No. 333-239702) (the “Registration Statement”) certain information regarding, among other things, financial projections for us and Ocuphire, the valuation analyses performed by our financial advisor, Oppenheimer & Co., Inc., in support of its fairness opinion and the process leading to the execution of the Merger Agreement. The Thompson and Manes complaints also allege that the Individual Defendants violated Section 20(a) of the Exchange Act, as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees.

Additionally, on August 6, 2020, another party sent a letter to our counsel demanding that we and the Individual Defendants amend the Registration Statement to provide additional disclosures that the party alleges were improperly omitted from the Registration Statement in violation of Sections 14(a) and 20(a) of the Exchange Act, including certain information regarding financial data and the background and process leading to the execution of the Merger Agreement (the “Demand Letter”).

We intend to defend against the Stockholder Actions and the Demand Letter, however it is reasonably possible that a loss may be incurred. At this time, we are unable to estimate the potential loss or range of losses.

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

The outbreak of COVID-19, which the World Health Organization declared a pandemic in March 2020, has spread across the globe and has led to disruption in the global economy and the biopharmaceutical industry. COVID-19 poses the risk that we or our employees, licensees, and other partners may be prevented from or restricted in conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities. We currently have four employees and are dependent on the efforts of our President and Chief Executive Officer, Douglas J. Swirsky, and other key professionals. The loss of Mr. Swirsky or any of our other key professionals as a result of illness or otherwise in connection with the COVID-19 pandemic could materially and adversely affect our business and our prospects. In addition, as the COVID-19 pandemic continues to disrupt the economy, our future access to capital on favorable terms and our ability to consummate the Merger may be adversely impacted.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations as well as on our ability to consummate the Merger is highly uncertain and will depend on various factors, including the duration and scope of the pandemic, restrictions on business and social distancing guidelines that may be requested or mandated by governmental authorities, the other actions that may be taken to contain its impact, and our access to additional capital.

If the Merger is not completed, we may not be able to otherwise obtain adequate liquidity to fund our operations, meet our obligations, and continue as a going concern. Our board of directors may decide to pursue a dissolution and liquidation. In such an event, there can be no assurances as to the amount or timing of available cash left, if any, to distribute to our stockholders after paying our debts and other obligations and setting aside funds for reserves.

While we have entered into the Merger Agreement, the Closing may be delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits we expect or enhance stockholder value. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Ocuphire a termination fee of $750,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.

We believe our cash on hand will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, assuming the Merger does not close, and if for any reason the Merger does not close, we would need to raise additional capital to continue to fund the further development of our product candidates and our operations thereafter. We have based our cash sufficiency estimates on our current business plan and our assumptions may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding sooner than currently anticipated. Additionally, the process of advancing early stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Even if we raise sufficient funds and decide to continue the development of our product candidates, our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Failure to secure any necessary financing in a timely manner and on favorable terms or the failure of the Merger to be consummated in a timely manner would require us to delay or abandon clinical development plans. If, for any reason, the Merger does not close, our board of directors may elect to, among other things, attempt to complete another strategic transaction like the Merger, attempt to sell or otherwise dispose of our various assets, resume our research and development activities and continue to operate our business. Any of these alternatives would be costly and time-consuming and would require that we obtain additional funding. We expect that it would be difficult to secure financing in a timely manner, on favorable terms or at all. We can make no assurances that we would be able to obtain additional financing or find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement or that any such alternatives are possible or would be successful, if pursued. To the extent that we seek and are able to raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through strategic transactions or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Even if we are able to pursue such alternatives, the failure to complete the Merger may result in negative publicity and/or a negative impression of us in the investment community, could significantly harm the market price of our common stock and may affect our relationship with employees and other partners in the business community.

If our board of directors were to decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, our stockholders would likely lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

We do not believe that our current expenses are indicative of the costs we may incur in the future in connection with the development and commercialization of any product candidate if we consummate the Merger or raise additional capital to continue our operations. Our future funding requirements will depend on many factors, including:

•	our ability to consummate the Merger;
•	the level of development and commercialization efforts of BioSense and HaiChang and the receipt of milestone and other payments, if any, from such parties under their respective agreements with us;
•	the scope, rate of progress and cost of our preclinical and clinical trials for any product candidate in our future pipeline and results of future clinical trials;
•	the cost and timing of regulatory filings and approvals for any product candidates that successfully complete clinical trials;
•	the timing and nature of any additional strategic transactions that we undertake, including potential partnerships, if the Merger is not consummated;
•	the effect of competing technological and market developments;
•	the cost incurred in responding to actions by activist stockholders; and
•	the cost of filing, prosecuting, defending and enforcing our intellectual property rights.

Our shelf registration statement on Form S-3 expired in July 2020. Even if we file a new shelf registration statement with the SEC, the amounts available under the shelf registration statement will be significantly limited as long as our public float remains below $75 million, which, given our currently depressed stock price, limits our ability to obtain meaningful funding through a shelf registration statement at this time, although we could still raise funds through a registration statement on Form S‑1 or through private placements.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.  In addition, the tax treatment of CVRs is uncertain.

The right of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the events specified in the CVR Agreement within the time periods specified in the CVR Agreement and the consideration received being greater than the amounts permitted to be retained or deducted by us under the CVR Agreement. We may not be able to grant, sell or transfer our rights to our pre-Closing intellectual property during the 10-year period after the Closing, and we may not receive any future payments pursuant to the BioSense License and Assignment Agreement or HaiChang License Agreement after the Closing. If these events are not achieved for any reason within the time periods specified in the CVR Agreement or the consideration received is not greater than the amounts permitted to be retained or deducted by us, no payments will be made under the CVRs, and the CVRs will expire valueless. Following the Effective Time of the Merger, neither us nor Ocuphire will have any obligation to support the development of any of our pre-Closing product candidates or to undertake any effort or expend any resource to divest or otherwise monetize our pre-Closing intellectual property or to otherwise maximize the likelihood or amount of any CVR payment. Following the Closing, we may, at any time and in our sole and absolute discretion, discontinue any and all further efforts to develop, divest or otherwise monetize any or all of our pre-Closing intellectual property.

Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company. Finally, the U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

Our securityholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger and the Pre-Merger Financing.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests, including as a result of the investment of certain institutional healthcare investors, accredited investors and certain directors and officers of Ocuphire of a total of $21.15 million in cash to fund the combined company following the Merger (the “Pre-Merger Financing”), without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger and the Pre-Merger Financing.

Failure to complete the Merger may result in us paying a termination fee to the other party and could significantly harm the market price of our common stock and negatively affect our future business and operations.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, we may be required to pay Ocuphire a termination fee of $750,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our common stock and raise serious doubts as to our ability to continue as an entity.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that either we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.

The Merger may be completed even though certain events occur prior to the Closing that materially and adversely affect us or Ocuphire.

The Merger Agreement provides that either we or Ocuphire can refuse to complete the Merger if there is a material adverse change affecting the other party between June 17, 2020, the date of the Original Merger Agreement, and the Closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Ocuphire, including:

•	general business, economic or political conditions affecting the industries in which we or Ocuphire, as applicable, operate;
•	any natural disaster or any acts of war, armed hostilities or terrorism;
•	changes in financial, banking or securities markets;
•
any change in our stock price or trading volume excluding any underlying effect that may have caused such change, unless such effect is otherwise exempt from causing a material adverse effect under the Merger Agreement;

•	any change in, or any compliance with or action taken for the purpose of complying with, applicable laws or U.S. GAAP, or interpretations thereof;
•	continued losses from operations or decreases in our cash balances; and
•	the taking of any action, or failure to take action, by us or Ocuphire required to comply with the terms of the Merger Agreement.

If adverse changes occur and we still complete the Merger, the market price of the combined company’s common stock may suffer. This in turn may reduce the value of the Merger to our stockholders.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:

•	investors react negatively to the prospects of the combined company’s product candidates, business and financial condition following the Merger;
•	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede our ability to make acquisitions, subject to certain exceptions relating to fiduciary duties, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a Merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with our board’s fiduciary duties. Any such transactions could be favorable to such party’s stockholders. In addition, if we terminate the Merger Agreement under certain circumstances, including terminating because of our decision to enter into definitive agreement with respect to a superior offer, we would be required to pay a termination fee of $750,000 to Ocuphire. This termination fee described above may discourage third parties from submitting alternative takeover proposals to our stockholders.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.

As of June 30, 2020, we had only four full-time employees. our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

The pendency of the Merger could have an adverse effect on the trading price of our common stock and our business, financial condition and prospects.

The pendency of the Merger could disrupt our business in many ways, including:

•	the attention of our remaining management and employees may be directed toward the completion of the Merger and related matters and may be diverted from our day-to-day business operations; and
•	third parties may seek to terminate or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our business, financial condition and prospects.

If we fail to comply with the continued listing standards of the Nasdaq Capital Market, our common stock could be delisted. If it is delisted, our common stock and the liquidity of our common stock would be impacted.

The continued listing of our common stock on Nasdaq is contingent on our continued compliance with a number of listing standards. There is no assurance that we will remain in compliance with these standards. Delisting from Nasdaq would adversely affect our ability to consummate the Merger, raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities. Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

Lawsuits have been filed, and other lawsuits may be filed, against us and members of our board of directors challenging the Merger, and an adverse ruling in any such lawsuit may delay or prevent the completion of the Merger or result in an award of damages against us.

On July 31, 2020, a putative stockholder class action was filed in the Court of Chancery of the State of Delaware styled Stahlman v. Rexahn Pharmaceuticals, Inc., et al., Case No. 2020-0639. Additionally, on August 3, 2020, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Thompson v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-01036-UNA (D. Del). On August 7, 2020, a putative stockholder class action was filed in the United States District Court for the Southern District of New York styled Manes v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-06227 (S.D.N.Y.). The Stockholder Actions assert claims against us and the Individual Defendants.

The Stahlman and Manes complaints allege that the Individual Defendants breached their fiduciary duties owed to our stockholders. The Thompson and Manes complaints allege that we and the Individual Defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by failing to disclose in the Registration Statement certain information regarding, among other things, financial projections for us and Ocuphire, the valuation analyses performed by our financial advisor, Oppenheimer & Co., Inc., in support of its fairness opinion and the process leading to the execution of the Merger Agreement. The Thompson and Manes complaints also allege that the Individual Defendants violated Section 20(a) of the Exchange Act, as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees.

On August 6, 2020, another party sent a letter to our counsel demanding that we and the Individual Defendants amend the Registration Statement to provide additional disclosures that the party alleges were improperly omitted from the Registration Statement in violation of Sections 14(a) and 20(a) of the Exchange Act, including certain information regarding financial data and the background and process leading to the execution of the Merger Agreement (the “Demand Letter”).

We and the Individual Defendants intend to vigorously defend against the Stockholder Actions and the Demand Letter. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Merger. The existence of litigation relating to the Merger could impact the likelihood of obtaining stockholder approval of the Merger. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert management’s attention away from its regular business.

Item 6.	Exhibits.

Exhibit No.	Description

*2.1	Agreement and Plan of Merger, dated as of June 17, 2020, by and among the Company, Merger Sub and Ocuphire.

2.2
First Amendment to Agreement and Plan of Merger and Reorganization, dated as of June 29, 2020, by and among the Company, Merger Sub and Ocuphire, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020 is incorporated herein by reference.

4.1	Form of Series A/B Warrants, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020 is incorporated herein by reference.

*10.1	Form of CVR Agreement, by and among the Company, the CVR Representative, and the Rights Agent, as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020 is incorporated herein by reference.

*10.2
Form of Ocuphire Voting Agreement, by and among Ocuphire, the Company and certain stockholders of Ocuphire, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2020 is incorporated herein by reference.

10.3
Form of Lock-Up Agreement, by and among the Company, Ocuphire and certain stockholders of Rexahn and Ocuphire, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 19, 2020 is incorporated herein by reference.

*10.4
Amended and Restated Securities Purchase Agreement, dated as of June 29, 2020, by and among the Company, Ocuphire and the investors party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2020 is incorporated herein by reference.

10.5
Form of Financing Lock-Up Agreement, by and among the Company, Ocuphire, and the investors party thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2020 is incorporated herein by reference.

10.6
Form of Leak-Out Agreement, by and between the Company and the investors party thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2020 is incorporated herein by reference.

*10.7
Warrant Exchange Agreement, dated July 31, 2020, by and between the Company and Armistice Capital Master Fund Ltd, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2020 is incorporated herein by reference.

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

*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Douglas J. Swirsky
Date: August 14, 2020		Douglas J. Swirsky
Chief Executive Officer and President (principal executive, financial and accounting officer)