Form 10-Q
period 2020-09-30
REXAHN PHARMACEUTICALS, INC.
filed 2020-10-29
CIK 1228627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,483,198 shares as of October 29, 2020.

REXAHN PHARMACEUTICALS, INC.

PART I. Financial Information
Item 1.	Financial Statements

REXAHN PHARMACEUTICALS, INC.
Condensed Balance Sheet
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,079,511	$9,219,547
Marketable securities	-	2,997,220
Prepaid expenses and other current assets	573,635	447,206
Total Current Assets	8,653,146	12,663,973
Security Deposits	25,681	25,681
Operating Lease Right-of-Use Assets	106,126	203,348
Equipment, Net	48,757	75,770
Total Assets	$8,833,710	$12,968,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,258,481	$1,265,731
Deferred revenue	650,000	1,500,000
Operating lease liabilities, current	100,397	139,765
Total Current Liabilities	3,008,878	2,905,496
Operating Lease Liabilities, non-current	-	63,605
Warrant Liabilities	110,781	41,717
Total Liabilities	3,119,659	3,010,818
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, par value $0.0001, 10,000,000 authorized shares, none issued and outstanding	-	-
Common stock, par value $0.0001, 75,000,000 authorized shares, 4,483,198 and 4,019,141 issued and outstanding	448	402
Additional paid-in capital	173,537,703	173,278,144
Accumulated other comprehensive income	-	2,084
Accumulated deficit	(167,824,100)	(163,322,676)

Total Stockholders’ Equity	5,714,051	9,957,954

Total Liabilities and Stockholders’ Equity	$8,833,710	$12,968,772

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$1,150,000	$-

Expenses:
General and administrative	1,356,313	1,149,206	4,729,211	4,184,744
Research and development	149,594	1,131,418	837,991	5,022,049

Total Expenses	1,505,907	2,280,624	5,567,202	9,206,793

Loss from Operations	(1,505,907)	(2,280,624)	(4,417,202)	(9,206,793)

Other Income
Interest income	1,774	78,534	42,235	256,569
Unrealized gain (loss) on fair value of warrants	100,637	242,860	(126,457)	2,183,714
Total Other Income (Loss)	102,411	321,394	(84,222)	2,440,283

Net Loss Before Provision for Income Taxes	(1,403,496)	(1,959,230)	(4,501,424)	(6,766,510)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,403,496)	$(1,959,230)	$(4,501,424)	$(6,766,510)

Net loss per share, basic and diluted	$(0.33)	$(0.49)	$(1.10)	$(1.72)

Weighted average number of shares outstanding, basic and diluted	4,239,751	4,019,141	4,093,214	3,940,288

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Comprehensive Loss
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net Loss	$(1,403,496)	$(1,959,230)	$(4,501,424)	$(6,766,510)

Unrealized gain (loss) on available-for-sale securities	-	669	(2,084)	25,684

Comprehensive Loss	$(1,403,496)	$(1,958,561)	$(4,503,508)	$(6,740,826)

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at July 1, 2020	4,019,141	$402	$173,423,515	$(166,420,604)	$-	$7,003,313
Stock-based compensation	-	-	56,841	-	-	56,841
Stock issued from warrant exchanges	464,057	46	57,347	-	-	57,393
Net loss	-	-	-	(1,403,496)	-	(1,403,496)
Balances at September 30, 2020	4,483,198	$448	$173,537,703	$(167,824,100)	$-	$5,714,051

Balances at July 1, 2019	4,019,141	$402	$173,110,047	$(159,494,522)	$7,179	$13,623,106
Stock-based compensation	-	-	90,695	-	-	90,695
Net loss	-	-	-	(1,959,230)	-	(1,959,230)
Other comprehensive income	-	-	-	-	669	669
Balances at September 30, 2019	4,019,141	$402	$173,200,742	$(161,453,752)	$7,848	$11,755,240

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2020 and 2019 (continued)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances at January 1, 2020	4,019,141	$402	$173,278,144	$(163,322,676)	$2,084	$9,957,954
Stock-based compensation	-	-	202,212	-	-	202,212
Stock issued from warrant exchanges	464,057	46	57,347	-	-	57,393
Net loss	-	-	-	(4,501,424)	-	(4,501,424)
Other comprehensive loss	-	-	-	-	(2,084)	(2,084)
Balances at September 30, 2020	4,483,198	$448	$173,537,703	$(167,824,100)	$-	$5,714,051

Balances at January 1, 2019	3,122,843	$312	$165,267,656	$(154,687,242)	$(17,836)	$10,562,890
Issuance of common stock and units, net of issuance costs	895,834	90	7,553,738	-	-	7,553,828
Common stock issued from vested restricted stock units	464	-	-	-	-	-
Stock-based compensation	-	-	379,348	-	-	379,348
Net loss	-	-	-	(6,766,510)	-	(6,766,510)
Other comprehensive income	-	-	-	-	25,684	25,684
Balances at September 30, 2019	4,019,141	$402	$173,200,742	$(161,453,752)	$7,848	$11,755,240

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(4,501,424)	$(6,766,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,013	31,460
Loss on sale of equipment	-	9,594
Amortization of premiums and discounts on marketable securities, net	(4,864)	(86,770)
Stock-based compensation	202,212	379,348
Unrealized loss (gain) on fair value of warrants	126,457	(2,183,714)
Changes in assets and liabilities:
Prepaid expenses and other assets	(126,429)	333,132
Accounts payable and accrued expenses	992,750	(1,786,335)
Deferred revenue	(850,000)	1,500,000
Other, net	(5,751)	5,215
Net Cash Used in Operating Activities	(4,140,036)	(8,564,580)
Cash Flows from Investing Activities:
Purchase of equipment	-	(19,383)
Sale of equipment	-	5,500
Purchase of marketable securities	-	(8,887,566)
Redemption of marketable securities	3,000,000	9,000,000
Net Cash Provided by Investing Activities	3,000,000	98,551
Cash Flows from Financing Activities:
Issuance of common stock and units, net of issuance costs	-	7,653,828
Net Cash Provided by Financing Activities	-	7,653,828
Net Decrease in Cash and Cash Equivalents	(1,140,036)	(812,201)
Cash and Cash Equivalents - beginning of period	9,219,547	8,744,301
Cash and Cash Equivalents - end of period	$8,079,511	$7,932,100
Supplemental Cash Flow Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$116,061	$158,962
Non-cash financing and investing activities:
Warrants issued	$-	$4,735,913
Operating lease right-of-use assets obtained in exchange for lease obligations	$-	$380,935
Warrant liability extinguishment from exchange of warrants	$57,393	$-

(See accompanying notes to the condensed financial statements)

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	Operations and Organization

Operations
Rexahn Pharmaceuticals, Inc. (the “Company”), a Delaware corporation, is a biopharmaceutical company whose principal operations have been the development of innovative therapies to improve patient outcomes in cancers that are difficult to treat.  The Company had an accumulated deficit of $167,824,100 at September 30, 2020 and anticipates incurring losses for the foreseeable future.

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

The Company believes that its cash and cash equivalents of approximately $8.1 million as of September 30, 2020 will be sufficient to cover its cash flow requirements for its current activities for at least the next 12 months from the date these financial statements were issued, assuming the Merger does not close.

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2020 and December 31, 2019 and of the results of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the cash flows for the nine months ended September 30, 2020 and 2019 have been included.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year ending December 31, 2020. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).  Information included in the condensed balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019 included in the 2019 Form 10-K.  The unaudited condensed financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Under the exchange ratio formula in the Merger Agreement (the “Exchange Ratio”), immediately following the consummation of the Merger (the “Closing”), the Company’s then-current stockholders would own approximately 14.3% of the combined company’s common stock, and the former Ocuphire securityholders would own approximately 85.7% of the combined company’s common stock, in each case calculated on a fully-diluted basis, assuming the Company’s net cash balance calculated on the date that is ten days prior to the anticipated Closing date (the “determination date”) is between $3.2 million and $6.0 million. The Exchange Ratio formula in the Merger Agreement is subject to adjustment for every $100,000 that the Company’s actual net cash balance calculated on the determination date is less than $3.2 million or more than $6.0 million. Based on the Company’s current estimates, the Company anticipates delivering net cash between $1.9 million and $2.4 million assuming the Closing occurs by November 14, 2020, which is the end date set forth in the Merger Agreement; however, the final net cash amount will not be calculated until the determination date, and may vary significantly depending on, among other things, the Company’s ability to control and correctly estimate its operating expenses, expenses relating to the Company’s ongoing litigation and the trading price of the Company’s common stock (and its impact on the estimated warrant liability, which reduces net cash). If the Company’s actual net cash balance as calculated on the determination date is $1.9 million, then immediately following the Closing, the Company’s then-current stockholders would own approximately 13.1% of the combined company’s common stock, and the former Ocuphire securityholders would own approximately 86.9% of the combined company’s common stock, in each case calculated on a fully-diluted basis. Under the terms of the Merger Agreement, the Company’s stockholders’ ownership percentage in the combined company is subject to a floor of 9.1% regardless of the Company’s actual net cash balance as calculated on the determination date, assuming Ocuphire waives the minimum net cash requirement at Closing. These ownership percentages give effect to the shares of Ocuphire common stock that will be issued to Investors (as defined below) in the Pre-Merger Financing (as defined below) prior to the Closing, but do not account for any additional shares of Company common stock that may be issued following the Closing or the warrants issuable to Investors after Closing. As a result, holders of Company common stock could own significantly less of the combined company than currently contemplated. For example, if the average of the five lowest volume-weighted average trading prices of Company common stock on Nasdaq Capital Market (“Nasdaq”) during the first ten trading days immediately following the closing of the Pre-Merger Financing reaches a certain floor price specified in the Securities Purchase Agreement (as defined below), then the pre-Merger holders of Company common stock could own a low single-digit percentage of the fully-diluted combined company equity securities, depending on the Company’s actual net cash amount as calculated on the determination date.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The Merger is expected to close, at the earliest, on or about November 5, 2020, subject to approval by the Company’s stockholders at a special meeting to be held on November 2, 2020 and other closing conditions.

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

The Company had no marketable securities as of September 30, 2020.  The following table shows the Company’s marketable securities’ adjusted cost, gross unrealized gains and losses, and fair value by significant investment category as of December 31, 2019:

	December 31, 2019
	Cost	Gross Unrealized	Gross Unrealized	Fair
	Basis	Gains	Losses	Value
Commercial Paper	$1,996,216	$1,184	$-	$1,997,400
Corporate Bonds	998,920	900	-	999,820
Total Marketable Securities	$2,995,136	$2,084	$-	$2,997,220

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	Equipment, Net

	September 30, 2020	December 31, 2019

Furniture and fixtures	$67,650	$67,650
Office and computer equipment	163,440	163,440
Leasehold improvements	116,403	116,403

Total equipment	347,493	347,493
Less: Accumulated depreciation and amortization	(298,736)	(271,723)

Net carrying amount	$48,757	$75,770

5.	Accounts Payable and Accrued Expenses

	September 30, 2020	December 31, 2019

Trade payables	$1,844,983	$488,285
Accrued expenses	287,300	471,700
Accrued research and development contract costs	-	221,170
Payroll liabilities	126,198	84,576

	$2,258,481	$1,265,731

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

6.	License Agreements

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

The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $1,650,000.  The variable consideration relates to the milestone payments and future sales-based royalty payments.  The Company estimates the variable consideration in the contract using the most likely amount method.  The Company determined at the contract outset and as of September 30, 2020 that all milestone payments should be fully constrained, as it is not probable that a significant reversal of revenue will not occur in a future period, given the significance of the milestone payments and that the payments are earned based upon the achievement of events that are highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

As of September 30, 2020, $1,550,000 of the upfront payment had been paid, and the remaining $100,000 remained unpaid.  As of September 30, 2020, the exclusive license had not been transferred and no revenue was recognized related to that performance obligation, however, the Company had satisfied the performance obligation related to the Transferred Materials during the three months ended March 31, 2020.  Therefore, the Company recognized no revenue and $900,000 in revenue for the three and nine months ended September 30, 2020, respectively.  Therefore, the Company has recorded the additional $650,000 of transaction consideration received as of September 30, 2020 as deferred revenue on the Company’s balance sheet.

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

The Company accounts for the HaiChang License Agreement under ASC 606.  The Company has determined the performance obligations under the contract relate to the transfer of materials and the license of intellectual property.  Revenue associated with the materials and license is recognized at a point in time.  The Company has determined the transaction price contains both fixed and variable consideration.  The fixed consideration is equal to the upfront payment of $250,000.  At the outset of the contract, the Company determined the value of the license to be de minimis given the early stage of clinical development of the intellectual property, and allocated the entire fixed consideration to the materials.  The Company transferred the materials during the three months ended March 31, 2020 and therefore recognized $0 and $250,000 in revenue during the three and nine months ended September 30, 2020, respectively.  The variable consideration relates to the milestone payments, sublicense fees and future sales-based royalty payments.  The Company estimates variable consideration under the contract using the expected value method.  Given the early stage and the uncertain success of the development work to be performed by HaiChang, the Company has determined that the variable consideration in the contract should be fully constrained at the contract outset and as of September 30, 2020.

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

The components of lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$36,770	$36,770	$110,311	$164,178
Variable lease cost	3,524	2,856	15,327	25,527

Total Lease Cost	$40,294	$39,626	$125,638	$189,705

The right-of-use asset and lease liability were calculated using an estimated incremental borrowing rate of 11%.  At September 30, 2020, the weighted average lease term was 0.8 years.

The table below summarizes the Company’s scheduled future minimum lease payments recorded on the balance sheet, as of September 30, 2020:

Year Ending December 31:
2020 (excluding the nine months ended September 30, 2020)	$39,219
2021	65,364
Minimum lease payments	104,583
Less: Imputed interest	(4,186)
Present value of minimum lease payments	$100,397

8.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus the number of common share equivalents that would be dilutive.  As of September 30, 2020 and December 31, 2019, there were stock options and warrants to acquire, in the aggregate, 1,071,790 and 2,126,063 shares of the Company’s common stock, respectively, that are potentially dilutive. However, diluted loss per share is the same as basic loss per share for all periods presented because the inclusion of common share equivalents would be anti-dilutive.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

9.	Stock-Based Compensation

As of September 30, 2020, the Company had 146,058 options to purchase common stock outstanding.

In June 2013, the Company’s shareholders voted to approve the Rexahn Pharmaceuticals, Inc. 2013 Stock Option Plan (the “2013 Plan”).  Under the 2013 Plan, the Company grants equity awards to key employees, directors and consultants of the Company.  The Company has reserved 283,333 shares of common stock for issuance pursuant to the 2013 Plan. As of September 30, 2020, there were 142,066 options outstanding under the 2013 Plan, and 139,236 shares were available for issuance.  In addition, as of September 30, 2020, there were 3,992 options outstanding under a previously established stock option plan under which no new stock options may be granted.

Accounting for Awards

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting service period for the entire portion of the award. Total stock-based compensation recognized by the Company for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of operations line item:
General and administrative	$54,501	$84,378	$193,272	$320,776
Research and development	2,340	6,317	8,940	58,572

Total	$56,841	$90,695	$202,212	$379,348

No income tax benefit has been recognized in the statement of operations for stock-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Summary of Stock Option Transactions

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2020	204,574	$35.60	7.3 years	$-
Granted	-	$-
Exercised	-	$-
Expired	(3,162)	$155.69
Cancelled	(55,354)	$59.54

Outstanding, September 30, 2020	146,058	$23.92	7.4 years	$-
Exercisable, September 30, 2020	102,939	$27.98	7.1 years	$-

A summary of the Company’s unvested options as of September 30, 2020 and changes during the nine months ended September 30, 2020 is presented below:

	2020
	Number of Options	Weighted Average Fair Value at Grant Date
Unvested at January 1, 2020	81,311	$7.90
Granted	-	$-
Vested	(37,398)	$6.20
Cancelled	(794)	$9.12

Unvested at September 30, 2020	43,119	$9.39

As of September 30, 2020, there was $368,685 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average vesting period of 1.7 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

10.	Warrants

The following table summarizes the Company’s outstanding warrants to purchase common stock as of September 30, 2020 and December 31, 2019:

	Number of Warrants:
Warrant Issuance	September 30, 2020	December 31, 2019	Exercise Price	Expiration Date
Liability-classified Warrants
November 2015 Investors	-	104,168	$63.60	May 2021
November 2015 Placement Agent	279	279	$63.60	Nov. 2020
March 2016 Investors	50,651	50,651	$50.40	Sept. 2021
September 2016 Investors	4,584	67,084	$36.00	Mar. 2022
June 2017 Investors	82,072	126,264	$48.00	Dec. 2022
June 2017 Placement Agent	15,153	15,153	$49.50	June 2022
October 2017 Investors	108,846	136,058	$34.20	Apr. 2023
October 2017 Placement Agent	16,327	16,327	$36.72	Oct. 2022
Total liability classified warrants	277,912	515,984

Equity-classified Warrants
October 2018 Investors	160,257	480,771	$20.04	Apr. 2024
October 2018 Placement Agent	28,848	28,848	$19.50	Oct. 2023
January 2019 Investors	458,715	895,886	$9.60	Jan. 2024
Total equity-classified warrants	647,820	1,405,505

Total outstanding warrants	925,732	1,921,489

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2020:

	Number of Warrants
	Liability- classified	Equity- classified	Total	Weighted average exercise price
Balance, January 1, 2020	515,984	1,405,505	1,921,489	$22.10
Exchanged during the period	(238,072)	(757,685)	(995,757)	$(22.64)

Balances, September 30, 2020	277,912	647,820	925,732	$21.52

At September 30, 2020, the weighted average remaining contractual life of the outstanding warrants was 3.0 years.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes the fair value of the liability-classified warrants as of the respective balance sheet dates:

	Fair Value as of:
Warrant Issuance:	September 30, 2020	December 31, 2019
November 2015 Investors	$-	$55
November 2015 Placement Agent	-	-
March 2016 Investor	3,026	439
September 2016 Investors	1,093	3,196
June 2017 Investors	32,218	11,736
June 2017 Placement Agent	3,573	845
October 2017 Investors	64,196	23,772
October 2017 Placement Agent	6,675	1,674
Total:	$110,781	$41,717

The assumptions used in calculating the fair values of the liability-classified warrants are as follows:

	September 30, 2020	December 31, 2019
Trading market prices	$2.08	$1.91
Fundamental transaction volatility	134%	102%
Dividend	-	-
Fundamental transaction risk-free rate	0.17-0.21%	1.57-1.72%
Equivalent volatility	77-89%	85-94%
Equivalent risk-free rate	0.10-0.12%	1.57-1.59%
Fundamental transaction likelihood	90%	50%
Fundamental transaction timing	November 2020	April 2020

As discussed in Note 2, on June 17, 2020, the Company entered into the Original Merger Agreement, which meets the definition of a fundamental transaction as defined by the warrant agreements. Therefore, the Company adjusted the likelihood and timing of its fundamental transaction assumptions when calculating the fair values of the liability-classified warrants as of September 30, 2020.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Changes in the fair value of the warrant liabilities, carried at fair value, reported as “unrealized gain (loss) on fair value of warrants” in the statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
November 2015 Investors	$2,262	$9,560	$(969)	$233,713
November 2015 Placement Agent	-	-	-	435
March 2016 Investors	3,336	6,286	(2,587)	153,959
September 2016 Investors	8,246	28,382	(17,323)	318,464
June 2017 Investors	29,330	69,660	(42,397)	587,610
June 2017 Placement Agent	2,775	5,804	(2,728)	62,268
October 2017 Investors	50,075	112,729	(55,452)	744,355
October 2017 Placement Agent	4,613	10,439	(5,001)	82,910
Total:	$100,637	$242,860	$(126,457)	$2,183,714

11.	Income Taxes

No provision for federal and state income taxes was required for the three and nine months ended September 30, 2020 and 2019 due to the Company’s operating losses and increased deferred tax asset valuation allowance.  At September 30, 2020 and December 31, 2019, the Company had unused net operating loss carry-forwards of approximately $161,859,000 and $156,586,000 respectively, portions of which expire at various dates beginning in 2021.  Some of the Company’s unused net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2020 and December 31, 2019, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, because significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	September 30,	December 31,
	2020	2019

Net Operating Loss Carryforwards	$45,321,000	$43,844,000
Stock Compensation Expense	556,000	1,191,000
Book Tax Differences on Assets and Liabilities	238,000	464,000
Valuation Allowance	(46,115,000)	(45,499,000)

Net Deferred Tax Assets	$-	$-

The Company files income tax returns in the U.S. federal and Maryland state jurisdictions.  Tax years for fiscal 2017 through 2019 are open and potentially subject to examination by the federal and Maryland state taxing authorities.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

12.	Commitments and Contingencies

a)
The Company has contracted with various vendors for services, with terms that require payments over the terms of the agreements, usually ranging from two to 36 months. The costs to be incurred are estimated and are subject to revision. As of September 30, 2020, the total estimated cost to complete these agreements was approximately $160,000.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

b)
On June 22, 2009, the Company entered into a License Agreement with Korea Research Institute of Chemical Technology (“KRICT”) to acquire the rights to all intellectual property related to quinoxaline-piperazine derivatives that were synthesized under a Joint Research Agreement.  The agreement with KRICT calls for a one-time milestone payment of $1,000,000 within 30 days after the first achievement of marketing approval of the first commercial product arising out of or in connection with the use of KRICT’s intellectual property.  As of September 30, 2020, the milestone has not occurred.

c)
The Company has established a 401(k) plan for its employees.  The Company has elected to match 100% of the first 3% of an employee’s compensation plus 50% of an additional 2% of the employee’s deferral. Expense related to this matching contribution aggregated to $7,840 and $16,355 for the three months ended September 30, 2020 and 2019, respectively, and $28,854 and $62,740 for the nine months ended September 30, 2020 and 2019, respectively.

d)
On February 5, 2018, the Company and Next BT terminated a research collaboration agreement between the Company and Rexgene Biotech Co., Ltd, a predecessor in interest to Next BT.  The Company agreed to pay Next BT a royalty in the low single digits of any net sales of RX-0201 the Company makes in Asia and 50% of the Company’s licensing revenue related to licensing of RX-0201 in Asia, up to an aggregate of $5,000,000.  On June 18, 2018, the Company reinstated the exclusive license to RX-0201 in Asia, which had no effect on the potential royalty payments granted to Next BT in February 2018.  As of September 30, 2020, the Company has not made any royalty payments to Next BT.

e)	Legal Proceedings

On July 31, 2020, a putative stockholder class action was filed in the Court of Chancery of the State of Delaware (the “Chancery Court”) styled Stahlman v. Rexahn Pharmaceuticals, Inc., et al., Case No. 2020-0639. Additionally, on August 3, 2020, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Thompson v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-01036-UNA (D. Del). On August 7, 2020 and August 17, 2020, putative stockholder class actions were filed in the United States District Court for the Southern District of New York styled, respectively, Manes v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-06227 (S.D.N.Y.) and Talsma v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1-20-cv-06541 (S.D.N.Y.). Finally, on August 18, 2020, a putative stockholder class action was filed in the United States District Court for the Eastern District of New York styled Juilfs v. Rexahn Pharmaceuticals, Inc., et al., Case No 1:20-cv-03780 (F.D.N.Y.) (together with the Stahlman, Thompson, Manes and Talsma actions, the “Stockholder Actions”). The Stockholder Actions assert claims against the Company and members of its board of directors (the “Individual Defendants”).

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The Stahlman and Manes complaints allege that the Individual Defendants breached their fiduciary duties owed to the Company’s stockholders. The Thompson, Manes, Juilfs and Talsma complaints allege that the Company and the Individual Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by failing to disclose in the initial Registration Statement on Form S-4 that the Company filed with the SEC on July 6, 2020 (File No. 333-239702) (the “Initial Registration Statement”) certain information regarding, among other things, financial projections for the Company and Ocuphire, the valuation analyses performed by the Company’s financial advisor, Oppenheimer & Co., Inc., in support of its fairness opinion and the process leading to the execution of the Merger Agreement. The Thompson, Manes, Juilfs and Talsma complaints also allege that the Individual Defendants violated Section 20(a) of the Exchange Act as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees. On September 8, 2020, plaintiff Thompson made a filing in the United States District Court for the District of Delaware voluntarily dismissing the Thompson complaint. On September 22, 2020, the plaintiff filed a notice of voluntary dismissal of the Juilfs action in the United States District Court for the Eastern District of New York.

On August 6, 2020, another party sent a letter to the Company’s counsel demanding that the Company and the Individual Defendants amend the Initial Registration Statement to provide additional disclosures that the party alleges were improperly omitted from the Initial Registration Statement in violation of Sections 14(a) and 20(a) of the Exchange Act, including certain information regarding financial data and the background and process leading to the execution of the Merger Agreement (the “Demand Letter”).

The Company is unable to estimate the potential loss or range of losses as a result of the Stockholder Actions remaining as of September 30, 2020 and the Demand Letter. See Note 14, Subsequent Events, for information regarding developments in the Stahlman and Manes actions subsequent to September 30, 2020.

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

Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant Liabilities	$110,781	$-	$-	$110,781

Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$1,997,400	$-	$1,997,400	$-
Corporate Bonds	999,820	-	999,820	-
Total Assets:	$2,997,220	$-	$2,997,220	$-

Liabilities:
Warrant Liabilities	$41,717	$-	$-	$41,717

There have been no changes in the methodologies used at September 30, 2020 and December 31, 2019, and no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2020.

REXAHN PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unaudited)

The reconciliation of changes to the fair value of the Company’s warrant liabilities for the nine months ended September 30, 2020 is as follows:

Warrant Liabilities
Balance at January 1, 2020	$41,717
Unrealized losses, net	126,457
Liability extinguished in warrant exchange	(57,393)
Balance at September 30, 2020	$110,781

14.	Subsequent Events

Legal Proceedings

On October 1, 2020, the Chancery Court granted an unopposed motion to dismiss the Stahlman action, but retained jurisdiction for the limited purpose of deciding any fee application should that become necessary. On October 8, 2020, the plaintiff filed a notice of voluntary dismissal of the Manes action in the United States District Court for the Southern District of New York.

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

•	conditions to payment under the contingent value rights (“CVRs”) may not be met and the CVRs may never deliver any value to our stockholders;

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

Merger Agreement

In September 2019, we commenced a process to explore and evaluate strategic alternatives to enhance stockholder value, and had engaged Oppenheimer & Co. Inc. as our financial advisor to assist us in this process. In June 2020, we entered into an Agreement and Plan of Merger and Reorganization (as amended, the “Merger Agreement”) with Razor Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”) and Ocuphire Pharma, Inc., a Delaware corporation (“Ocuphire”), pursuant to which our wholly owned subsidiary, Merger Sub, will merge with and into Ocuphire, with Ocuphire surviving as our wholly owned subsidiary in an all-stock transaction (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), we will also enter into a CVR Agreement, pursuant to which, for each share of our common stock held, our stockholders of record as of immediately prior to the Effective Time will receive one contingent value right (“CVR”).  Refer to Note 2, Merger Agreement and Pre-Merger Financing, in the Notes to Condensed Financial Statements included in Part I “Financial Information”, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for further information. The discussion below excludes any impact that may result from the Merger.  The Merger has been approved by the boards of directors of both companies and is expected to close, at the earliest, on or about November 5, 2020, subject to approval by our stockholders at the Special Meeting of Stockholders on November 2, 2020 as well as certain other closing conditions. The total fees and costs of the proposed Merger are expected to be material to our results of operations in 2020. Following the Merger, the combined company will be a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of several eye disorders.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and September 30, 2019

Total Revenues

We had no revenues for the three months ended September 30, 2020 and 2019.  We recorded revenues of $1,150,000 during the nine months ended September 30, 2020, consisting of $250,000 earned from the HaiChang License Agreement and $900,000 from the BioSense License and Assignment Agreement.  We had no revenues for the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees, and other corporate expenses, including business development, investor relations, and general legal activities.

General and administrative expenses increased approximately $207,000, or 18.0% to approximately $1,356,000 for the three months ended September 30, 2020 compared to approximately  $1,149,000 for the three months ended September 30, 2019.  General and administrative expenses increased approximately $544,000, or 13.0% to approximately $4,729,000 for the nine months ended September 30, 2020 compared to approximately $4,185,000, for the nine months ended September 30, 2019. The increases were primarily attributable to increased legal and professional fees related to the Merger Agreement, offset by decreases in personnel and operating costs resulting from the streamlining of operations.

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

Research and development expenses decreased approximately $981,000, or 86.8%, to approximately $150,000 for the three months ended September 30, 2020, from approximately $1,131,000 for the three months ended September 30, 2019. Research and development expenses decreased approximately $4,184,000, or 83.3%, to approximately $838,000 for the nine months ended September 30, 2020, from approximately $5,022,000 for the nine months ended September 30, 2019.  The decreases are a result of the completion of our RX-3117 and RX-5902 clinical trials, and decreased drug manufacturing costs.

The table below summarizes the approximate amounts incurred in each of our research and development projects for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Clinical Candidates:
RX-3117	$36,400	$609,800	$449,300	$2,746,200
RX-5902	3,100	245,100	14,800	775,300
RX-0201	-	-	1,800	171,100

Preclinical, Personnel and Overhead	110,094	276,518	372,091	1,329,449

Total Research and Development Expenses	$149,594	$1,131,418	$837,991	$5,022,049

We expect total research and development expenses to decrease in the remainder of 2020 as compared to the three and nine months ended September 30, 2020 as we complete our Phase 2a clinical trial of RX-3117 with Abraxane and progress toward consummation of the Merger.

Interest Income

Interest income decreased approximately $77,000 and $214,000, or 97.7% and 83.5%, respectively, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.  The decreases were primarily attributable to lower interest rates and balances of cash, cash equivalents and marketable securities for the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Unrealized Gain (Loss) on Fair Value of Warrants

Our liability-classified warrants are recorded at fair value, and the warrants are valued using a lattice model.  Changes in the fair value of warrants are recorded as an unrealized gain or loss in our statement of operations.  During the three months ended September 30, 2020 and 2019, we recorded unrealized gains on the fair value of our warrants of approximately $101,000 and $243,000, respectively.  During the nine months ended September 30, 2020 and 2019, we recorded unrealized (losses) gains on the fair value of our warrants of approximately $(126,000) and $2,184,000, respectively.  Estimating fair values of warrants requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the warrants due to related changes to external market factors.  The large unrealized gain for the three and nine months ended September 30, 2019 primarily resulted from a significant decrease in the stock price of the underlying common stock at the end of this period compared to the beginnings of this period.

Net Loss

As a result of the above, net loss for the three and nine months ended September 30, 2020 was approximately $1,404,000 and $4,501,000 or $0.33 and $1.10 per share, respectively, compared to approximately $1,959,000, and $6,767,000, or $0.49 and $1.72 per share, respectively, for the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business.  We expect to continue to incur negative cash flow and operating losses.  We have spent, and if the Merger is not consummated, expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, clinical trials and research and development efforts  We believe that our cash and cash equivalents of approximately $8.1 million as of September 30, 2020 will be sufficient to cover our cash flow requirements for our current activities for at least the next 12 months following the issuance of the financial statements contained in this Quarterly Report, assuming the Merger does not close.  If for any reason the Merger does not close, we would need to raise additional capital to continue to fund the further development of product candidates and our operations thereafter. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

Cash Flows

Cash used in operating activities was approximately $4,140,000 for the nine months ended September 30, 2020.  The operating cash flows during the nine months ended September 30, 2020 reflect a net loss of approximately $4,501,000, a net increase of cash components of working capital and non-cash charges totaling $361,000. Cash used in operating activities was approximately $8,565,000 for the nine months ended September 30, 2019.  The operating cash flows during the nine months ended September 30, 2019 reflect a net loss of approximately $6,767,000, an unrealized gain on the fair value of warrants of approximately $2,184,000, and a net increase of cash components of working capital and non-cash charges totaling approximately $386,000.

Cash provided by investing activities was $3,000,000 from the redemption of marketable securities for the nine months ended September 30, 2020.  Cash provided by investing activities was approximately $99,000 for the nine months ended September 30, 2019 which consisted of approximately $9,000,000 from the redemption of marketable securities, and approximately $6,000 from the sale of equipment, offset by approximately $8,888,000 and approximately $19,000 from the purchases of marketable securities and equipment, respectively.

There was no cash provided by financing activities for the nine months ended September 30, 2020.  Cash provided by financing activities was approximately $7,654,000 for the nine months ended September 30, 2019, which consisted of net proceeds from our underwritten offering in January 2019.

Contractual Obligations

We have a variety of contractual obligations, as more fully described in the 2019 Form 10-K.  These obligations include, but are not limited to, contractual obligations in connection with license agreements (including related milestone payments), lease payments, employee compensation and incentive program expenses, and contracts with various vendors for services.  As of September 30, 2020, the total estimated cost to complete our contracts with vendors for research and development services was approximately $160,000 under the terms of the applicable agreements.  All of these agreements may be terminated by either party upon appropriate notice as stipulated in the respective agreements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The information set forth under the heading “e) Legal Proceedings” in Note 12, Commitments and Contingencies and under Note 14, Subsequent Events, in the Notes to Condensed Financial Statements in this report is incorporated herein by reference.

From time to time, we are engaged in litigation or other legal proceedings as part of our ordinary course of business. Except for the proceedings described in Notes 12 and 14, we are not party to any material legal proceedings.

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

As of September 30, 2020, we had only four full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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

On July 31, 2020, a putative stockholder class action was filed in the Chancery Court styled Stahlman v. Rexahn Pharmaceuticals, Inc., et al., Case No. 2020-0639. Additionally, on August 3, 2020, a putative stockholder class action was filed in the United States District Court for the District of Delaware styled Thompson v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-01036-UNA (D. Del). On August 7, 2020 and August 17, 2020, putative stockholder class actions were filed in the United States District Court for the Southern District of New York styled, respectively, Manes v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1:20-cv-06227 (S.D.N.Y.). and Talsma v. Rexahn Pharmaceuticals, Inc., et al., Case No. 1-20-cv-06541 (S.D.N.Y.). On August 18, 2020, a putative stockholder class action was filed in the United States District Court for the Eastern District of New York styled Juilfs v. Rexahn Pharmaceuticals, Inc., et al., Case No 1:20-cv-03780 (F.D.N.Y.). The Stockholder Actions assert claims against us and the Individual Defendants.

The Stahlman and Manes complaints allege that the Individual Defendants breached their fiduciary duties owed to our stockholders. The Thompson, Manes, Juilfs and Talsma complaints allege that we and the Individual Defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by failing to disclose in the Initial Registration Statement certain information regarding, among other things, financial projections for us and Ocuphire, the valuation analyses performed by our financial advisor, Oppenheimer & Co., Inc., in support of its fairness opinion and the process leading to the execution of the Merger Agreement. The Thompson, Manes, Juilfs and Talsma complaints also allege that the Individual Defendants violated Section 20(a) of the Exchange Act, as control persons who had the ability to prevent the Proxy Statement from being false and misleading. The Stockholder Actions seek, among other things, an injunction preventing consummation of the Merger, an award of damages, and an award of costs and expenses, including attorneys’ fees.

On September 8, 2020, plaintiff Thompson made a filing in the United States District Court for the District of Delaware voluntarily dismissing the Thompson complaint. On September 22, 2020, the plaintiff filed a notice of voluntary dismissal of the Juilfs action in the United States District Court for the Eastern District of New York.  On October 8, 2020, the plaintiff filed a notice of voluntary dismissal of the Manes action in the United States District Court for the Southern District of New York. On October 1, 2020, the Chancery Court granted an unopposed motion to dismiss the Stahlman action, but retained jurisdiction for the limited purpose of deciding any fee application should that become necessary.

On August 6, 2020, another party sent a letter to our counsel demanding that we and the Individual Defendants amend the Initial Registration Statement to provide additional disclosures that the party alleges were improperly omitted from the Initial Registration Statement in violation of Sections 14(a) and 20(a) of the Exchange Act, including certain information regarding financial data and the background and process leading to the execution of the Merger Agreement (the “Demand Letter”).

We and the Individual Defendants intend to vigorously defend against the remaining Stockholder Action and the Demand Letter. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Merger. The existence of litigation relating to the Merger could impact the likelihood of obtaining stockholder approval of the Merger. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert management’s attention away from its regular business.

Item 6.	Exhibits.

Exhibit No.	Description

*2.1
Agreement and Plan of Merger, dated as of June 17, 2020, by and among the Company, Merger Sub and Ocuphire, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020 is incorporated herein by reference.

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

*10.2
Warrant Exchange Agreement, dated September 1, 2020, by and between the Company and Anson Investments Master Fund LP, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2020 is incorporated by reference.

*10.3
Warrant Exchange Agreement, dated September 10, 2020, by and between the Company and Empery Asset Master, Ltd., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020 is incorporated by reference.

*10.4
Warrant Exchange Agreement, dated September 10, 2020, by and between the Company and Empery Tax Efficient, LP, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2020 is incorporated by reference.

*10.5
Warrant Exchange Agreement, dated September 10, 2020, by and between the Company  and Empery Tax Efficient II, LP, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 11, 2020 is incorporated by reference.

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
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REXAHN PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Douglas J. Swirsky
Date: October 29, 2020		Douglas J. Swirsky
Chief Executive Officer and President (principal executive, financial and accounting officer)