Form 10-Q
period 2021-03-31
Ocuphire Pharma, Inc.
filed 2021-05-07
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to ________

Commission File Number: 001-34079

Ocuphire Pharma, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3516358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

37000 Grand River Avenue, Suite 120 Farmington Hills, MI	48335
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (248) 681-9815

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	OCUP	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of May 5, 2021 was 12,563,989.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,597	$16,399
Prepaids and other assets	1,428	1,269
Deferred costs	88	—
Total current assets	12,113	17,668
Property and equipment, net	13	14
Total assets	$12,126	$17,682

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,415	$1,214
Accrued expenses	895	1,971
Total current liabilities	2,310	3,185
Warrant liabilities	—	27,964
Total liabilities	2,310	31,149

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 10,929,881 and 10,882,495 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	1	1
Additional paid-in-capital	81,504	19,207
Accumulated deficit	(71,689)	(32,675)
Total stockholders’ equity (deficit)	9,816	(13,467)
Total liabilities and stockholders’ equity (deficit)	$12,126	$17,682

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
General and administrative	$1,704	$391
Research and development	3,482	218
Acquired in‑process research and development	—	2,126
Total operating expenses	5,186	2,735
Loss from operations	(5,186)	(2,735)
Interest expense	—	(554)
Fair value change in warrant liabilities and premium conversion derivatives	(33,829)	198
Other income	1	3
Loss before income taxes	(39,014)	(3,088)
Benefit (provision) for income taxes	—	—
Net loss	(39,014)	(3,088)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(39,014)	$(3,088)
Net loss per share:
Basic and diluted (Note 10)	$(3.57)	$(0.87)
Number of shares used in per share calculations:
Basic and diluted	10,923,651	3,547,990

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2019	2,852,485	$—	$495	$(8,055)	$ (7,560)
Issuance of common stock in exchange for in-process research and development	891,422	—	2,126	—	2,126
Share–based compensation	—	—	61	—	61
Net and comprehensive loss	—	—	—	(3,088)	(3,088)
Balance at March 31, 2020	3,743,907	$—	$2,682	$(11,143)	$(8,461)

Balance at December 31, 2020	10,882,495	$1	$19,207	$(32,675)	$(13,467)
Reclassification of Series A warrant liability to equity	—	—	61,793	—	61,793
Share–based compensation	40,000	—	494	—	494
Exercise of stock options	7,386	—	10		10
Net and comprehensive loss	—	—	—	(39,014)	(39,014)
Balance at March 31, 2021	10,929,881	$1	$81,504	$(71,689)	$9,816

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(39,014)	$(3,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	494	61
Depreciation	1	5
Non-cash acquired in-process research and development	—	2,126
Non-cash interest on convertible notes	—	123
Non-cash interest on convertible notes – related party	—	15
Non-cash discount amortization on convertible notes	—	376
Non-cash discount amortization on convertible notes – related party	—	40
Fair value change in warrant liabilities and premium conversion derivatives	33,829	(198)
Change in assets and liabilities:
Prepaid expenses and other assets	(159)	(2)
Accounts payable	200	10
Accrued and other liabilities	(1,163)	(200)
Net cash used in operating activities	(5,812)	(732)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of convertible notes	—	448
Exercise of stock options	10	—
Net cash provided by financing activities	10	448
Net decrease in cash and cash equivalents	(5,802)	(284)
Cash and cash equivalents at beginning of period	16,399	1,537
Cash and cash equivalents at end of period	$10,597	$1,253
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Non-cash reclassification of Series A warrant liability to equity	$61,793	$—
Bifurcation of premium conversion derivative related to convertible notes	$—	$831
Unpaid deferred offering and issuance costs	$88	$107
Net change in proceeds receivable from convertible note issuance	$—	$1,750

See accompanying notes.

Index
Notes to Condensed Consolidated Financial Statements

1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (together with its subsidiary OcuSub, Inc., the "Company" or "Ocuphire”) is a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of several eye disorders. The Company’s pipeline currently includes two small molecule product candidates targeting front and back of the eye indications. The Company’s lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The Company’s second product candidate, APX3330, is a twice-a-day oral tablet, designed to target multiple pathways relevant to retinal and choroidal vascular diseases, such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”). The Company has also in-licensed additional second-generation product candidates, analogs of APX3330, including APX2009 and APX2014.

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

Reverse Merger with Rexahn

On June 17, 2020, Ocuphire, Rexahn Pharmaceuticals, Inc. (“Rexahn”), and Razor Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Rexahn (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization, as amended on June 29, 2020 (as amended, the “Merger Agreement”), pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub would merge with and into Ocuphire, with Ocuphire continuing as a wholly-owned subsidiary of Rexahn and the surviving corporation of the merger (the “Merger”). The Merger closed on November 5, 2020.  Upon completion of the Merger, Rexahn changed its name to Ocuphire Pharma, Inc. and changed its ticker symbol on the Nasdaq Capital Market to "OCUP".

The Company’s headquarters is located in Farmington Hills, Michigan.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, Ocuphire has experienced a few disruptions in its manufacturing, supply chain, research and development operations, regulatory process, and financial position. These disruptions include the acceleration of shipment of active pharmaceutical ingredient supply from overseas, increased costs of supply ingredients, the convening of an FDA EOP2 meeting via teleconference, and difficulties in obtaining more favorable financing terms. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact Ocuphire’s business and preclinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Although Ocuphire cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Ocuphire’s results of future operations, financial position, and liquidity over the next 12 or more months.

Index
Notes to Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.

The December 31, 2020 condensed balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2020.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The condensed consolidated financial statements of the Company include a subsidiary, OcuSub, Inc., which is fully owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the financial statements.

All of the share and per share amounts presented were adjusted, on a retroactive basis, to reflect the exchange of the shares of Ocuphire pre-Merger (“Private Ocuphire”) into 1.0565 shares of the Company (the “Exchange Ratio”), except for par value and share authorizations of Private Ocuphire for periods presented prior to the Merger.

Going Concern

The Company’s ability to continue operating as a going concern is contingent upon, among other things, its ability to secure additional financing and to achieve and maintain profitable operations. The Company plans to issue additional  equity instruments and possibly debt to finance operating and working capital requirements. While the Company expects to obtain the additional financing that is needed, there is no assurance that the Company will be successful in obtaining the necessary funding for future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Index
Notes to Condensed Consolidated Financial Statements

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

As of March 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, prepaid and other assets, deferred costs, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s convertible notes while outstanding were based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liabilities and premium conversion derivatives, while outstanding, were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2021 and 2020.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

As of March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$27,964	$—	$—	$27,964
Total liabilities at fair value	$27,964	$—	$—	$27,964

The following table provides a roll-forward of the warrant liabilities and premium conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Warrant liabilities
Balance as of beginning of period	$27,964	$—
Change in fair value of warrant liability	33,829	—
Reclassification of Series A warrants from liability to equity	(61,793)	—
Balance as of end of period	$—	$—

	2021	2020
Premium conversion derivatives
Balance as of beginning of period	$—	$2,714
Value assigned to the underlying derivatives in connection with convertible notes	—	831
Change in fair value of premium conversion derivatives	—	(198)
Balance as of end of period	$—	$3,347

There were no financial instruments measured on a non-recurring basis for any of the periods presented.

Recent Accounting Pronouncements

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

Index
Notes to Condensed Consolidated Financial Statements

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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of the November 5, 2020, the Merger closing date, and March 31, 2021, no milestones had been accrued as there were no potential milestones yet considered probable.

Former Rexahn Warrants

Following the closing of the Merger, 231,433 outstanding, unexercised Rexahn warrants to purchase Common Stock remained outstanding upon close of the Merger, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of March 31, 2021, 66,538 of the Rexahn warrants remained outstanding with exercise prices ranging from $38.40 to $198.00 per share with an average remaining contractual life of 2.7 years.

Index
Notes to Condensed Consolidated Financial Statements

3.	Pre-Merger Financing

Waiver Agreements

Effective February 3, 2021, each investor that invested in the Pre-Merger Financing (as defined below) entered into a Waiver Agreement with the Company (collectively, the “Waiver Agreements”). Pursuant to the Waiver Agreements, the investors and the Company agreed to waive certain rights, finalize the exercise price and number of Series A Warrants and Series B Warrants, eliminate certain financing restrictions, extend the term of certain leak-out agreements, and, in the case of certain investors, grant certain registration rights for the shares underlying the warrants.

The Waiver Agreements provide for the elimination of the full ratchet anti-dilution provisions, contained in the Series A Warrants (as certain of the anti-dilution provisions had previously caused liability accounting treatment for the Series A Warrants). Upon the effective date of the Waiver Agreement, the Series A Warrants were reclassified to equity.

Pursuant to the Waiver Agreements, the number of shares underlying all of the Series B Warrants was fixed to 1,708,334 in the aggregate with respect to all investors, eliminating any future resets.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). Prior to the execution of the Waiver Agreements, the Series A Warrants were accounted for and classified as liabilities on the accompanying condensed consolidated balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity. A final fair valuation of the Series A Warrants was performed utilizing a Black Scholes model to estimate the aggregate fair value of the Series A Warrants prior to being re-classified as equity. Input assumptions used were as follows: risk-free interest rate 0.4%; expected volatility of 86.6%; expected life of 4.8 years; and expected dividend yield zero percent. The underlying stock price used was the market price as quoted on Nasdaq as of February 3, 2021, the effective date of the Waiver Agreement.  The fair value change of the Series A Warrants was $33.8 million and was recorded to the fair value change in warrant liabilities and premium conversion derivatives line item on the accompanying condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021. As a result of the reclassification to equity, the Series A Warrants are no longer subject to remeasurement.

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants are fixed and were exercisable for 1,708,334 shares of Common Stock, as of the effective date of the Waiver Agreement, in the aggregate (without giving effect to any limitation on exercise contained therein). The Series B Warrants were accounted for and classified as equity on the accompanying condensed consolidated balance sheets.

4.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of March 31, 2021, there was sufficient uncertainty with regard to both the outcome of the relevant clinical trials and the ability of the Company to obtain sufficient funding to support any of the cash milestone payments under the sublicense agreement, that no liabilities were recorded related to the sublicense agreement.

Index
Notes to Condensed Consolidated Financial Statements

Facility Leases

In May 2019, the Company entered into a short-term non-cancellable facility lease (the “Lease”) for its operations and headquarters for a seven-month term beginning in June 2019. In October 2019 and November 2020, the Lease was amended to ultimately extend the term to December 31, 2021. Additionally, Ocuphire is leasing office space in Rockville, Maryland previously occupied by Rexahn (the “Rexahn Lease”). The Lease and the Rexahn Lease qualified for the short-term lease exception under ASC 842. The monthly base rent is approximately $3,000 and $13,000 for the Lease and Rexahn Lease, respectively. The rent expense associated with the Lease and Rexahn Lease in the aggregate amounted to $48,000 and $9,000 during the three months ended March 31, 2021 and 2020, respectively.

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

5.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaids	$1,402	$1,243
Other	26	26
Total prepaids and other assets	$1,428	$1,269

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	March 31, 2021	December 31, 2020
Equipment	$20	$20
Furniture	5	5
Total property and equipment	$25	25
Less accumulated depreciation	(12)	(11)
Property and equipment, net	$13	$14

Depreciation expense was $1,000 and $5,000 for the three months ended March 31, 2021 and 2020, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
R&D services and supplies	$473	$1,440
Payroll	146	320
Professional services	162	186
Deferred issuance costs	88	—
Other	26	25
Total	$895	$1,971

Index
Notes to Condensed Consolidated Financial Statements

6.	Convertible Notes

The Company entered into a series of unsecured convertible note financings (the “Convertible Notes”) with certain investors beginning on May 25, 2018. The total issuance of Convertible Notes amounted to $8.5 million (see Note 7 - Related Party Transactions). On November 4, 2020, all of Ocuphire’s outstanding Convertible Notes were converted into 977,128 shares of Ocuphire common stock as adjusted for the Exchange Ratio in connection with the completion of the Merger.

The Convertible Notes accrued interest at a rate of 8% per annum, calculated on a 365-day year basis. Interest expense on principal during the three months ended March 31, 2020 was $138,000.

The outstanding principal of, and accrued interest on, the Convertible Notes were payable on demand, in the absence of the Merger closing discussed above, at any time as of the first to occur of (i) September 30, 2020 or (ii) an event of default (each defined by the Convertible Notes as a Payoff Event). If, prior to a Payoff Event, the Company (i) completed an initial public offering (“IPO”), (ii) completed a change in control (“CIC”), (iii) completed a sale and issuance of its capital stock resulting in gross proceeds to the Company of at least $5 million (“Qualified Financing”), or (iv) completed a reverse merger transaction (Reverse Merger), then the outstanding principal of, and accrued but unpaid interest on the Convertible Notes would have automatically converted upon the earliest of such events to occur as follows:

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

Redemption Features

The Company determined that all of the conversion provisions, except for the conversion provision upon Merger close, were redemption features that qualified as embedded derivatives. The qualifying embedded derivatives were collectively separated from their debt host upon the issuance of the Convertible Notes. The bifurcation of the embedded derivatives from the debt host resulted in a discount to the Convertible Notes in the amount of $0.8 million  during the three months ended March 31, 2020. The embedded derivatives were accounted for separately on a fair market value basis. There were no outstanding premium conversion derivatives as of March 31, 2021 or December 31, 2020 given the conversion of the Convertible Notes. The Company recorded the fair value changes of the premium conversion derivatives while outstanding to fair value change in derivative and warrant liabilities in the accompanying condensed consolidated statements of comprehensive loss which amounted to a benefit of $0.2 million during the three months ended March 31, 2020.

Index
Notes to Condensed Consolidated Financial Statements

The note discounts were amortized to interest expense over the term of the Convertible Notes using the straight-line method which approximates the effective interest method and amounted to $0.4 million during the three months ended March 31, 2020.

7.	Related Party Transactions

Convertible Notes with Related Parties

The Company entered into Convertible Notes with certain investors beginning on May 25, 2018. Through March 31, 2020, Convertible Notes in the principal aggregate amount equal to $0.7 million were issued to four board members and to two officers, one of which was also a board member of the Company. See Note 6 – Convertible Notes.

Apexian Sublicense Agreement

On January 21, 2020, as amended on June 4, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc. (“Apexian”) and issued a total of 891,422 shares of common stock (as adjusted for the Exchange Ration) to Apexian and to certain affiliates of Apexian, following which Apexian became a holder of over 5% of the Company’s common stock.  See Note 9 – Apexian Sublicense Agreement.

Pre-Merger Financing

Five directors of Private Ocuphire and one director of Rexahn participated in the Pre-Merger Financing, investing an aggregate of $300,000.  Following the closing of the Merger, these directors received 17,729 Converted Initial Shares, 53,189 Converted Additional Shares, 80,366 Series A Warrants and 9,444 Series B Warrants.  See Note 3 – Pre-Merger Financing.

Waiver Agreements

Six directors of the Company signed Waiver Agreements, waiving certain reset provisions and financing restrictions.  These directors did not receive any of the additional Series B Warrants that were issued in connection with the Waiver Agreements. See Note 3 – Pre-Merger Financing.

8.	Share-based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of comprehensive loss for the three month periods indicated below (in thousands):

	March 31,
	2021	2020
General and administrative	$193	$42
Research and development	301	19
Total share-based compensation	$494	$61

Ocuphire Stock Options

2020 Equity Incentive Plan

The stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards, which became effective on November 5, 2020.  Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective.

2018 Equity Incentive Plan

Prior to the 2020 Plan, the Company adopted a 2018 Equity Incentive Plan (the “2018 Plan”) in April 2018 under which 1,241,387 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants upon the amendment of the 2018 Plan in December 2019. The reserve of common stock for the 2018 Plan has been adjusted to give effect to the Exchange Ratio.

Inducement Plan

On February 22, 2021, the Company adopted the Ocuphire Pharma, Inc. Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 325,258 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

Index
Notes to Condensed Consolidated Financial Statements

The 2020 Plan, 2018 Plan and Inducement Plan permit the grant of stock options, appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other share‑based awards.  Incentive and non‑statutory stock options may be granted under the 2020 and 2018 Plans.  Only non-statutory options may be granted under the Inducement Plan.

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

During the three months ended March 31, 2021 and 2020, 41,800 and zero stock options were granted to newly-hired consultants (as adjusted for the Exchange Ratio), respectively, generally vesting over a six (6) to forty-eight (48) month period. The Company recognized $446,000 and $61,000 in share-based compensation expense related to stock options during the three months ended March 31, 2021 and 2020, respectively.

The weighted average fair value per share of options granted during the three months ended March 31, 2021 was $6.71. The Company measures the fair value of stock options with service‑based and performance‑based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black‑Scholes option pricing model. The Company does not have history to support a calculation of volatility and expected term. As such, the Company has used a weighted‑average volatility considering the volatilities of several guideline companies.

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

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows during the three months ended March 31, 2021 and 2020:

	2021	2020

Expected stock price volatility	86.6%	—%
Expected life of options (years)	5.6	—
Expected dividend yield	—%	—%
Risk free interest rate	0.8%	—%

During the three months ended March 31, 2021 and 2020, 118,217 and 66,601 stock options vested (as adjusted for the Exchange Ratio), respectively. The weighted average fair value per share of options vesting during the three months ended March 31, 2021 and 2020 was $3.66 and $0.87, respectively. During the three months ended March 31, 2021 and 2020, zero and 7,923 options were forfeited, respectively. As of March 31, 2021, 1,274,408 shares were available for future issuance under the 2020 Plan and Inducement Plan. No shares were available for future issuance under the 2018 Plan.

Unrecognized share‑based compensation cost was $2.3 million as of March 31, 2021. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 1.4 years.

Ocuphire Restricted Stock Awards

The Company did not grant any restricted stock awards (RSAs) during any of the periods presented. The RSAs granted in previous periods were subject to various vesting schedules.  During the three months ended March 31, 2021 and 2020, 40,000 and zero RSAs vested, respectively, and no RSAs were forfeited during the periods presented. The share-based compensation expense attributed to the RSAs during the three months ended March 31, 2021 and 2020 was $22,000 and zero, respectively.

Ocuphire Stock Awards

The Company granted stock awards in the amount of 4,474 common shares to two board members for services performed during the first quarter of 2021. The stock-based compensation related to these awards amounted to $26,000 during the three months ended March 31, 2021.

Index
Notes to Condensed Consolidated Financial Statements

Former Rexahn Options

Following the closing of the Merger, 123 outstanding, unexercised and vested options to purchase Common Stock granted under the Rexahn Pharmaceuticals Stock Option Plan, as amended (the “Rexahn 2003 Plan”), remained outstanding as of March 31, 2021 and December 31, 2020.  The exercise prices related to the outstanding options granted under the Rexahn 2003 Plan ranged from $182.40 to $600.00 per share with an average remaining contractual life of 0.9 years.

9.	Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement (as amended on June 4, 2020, the “Apexian Sublicense Agreement”) with Apexian, pursuant to which it obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which the Company intends to develop as an oral pill therapeutic to treat diabetic retinopathy and diabetic macular edema initially, and potentially later to treat wet age-related macular degeneration. As a result of the Sublicense Agreement, Apexian is considered by Ocuphire to be a related party.

In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares (as adjusted for the Exchange Ratio) of its common stock to Apexian and to certain affiliates of Apexian. The share issuance transaction was recorded in the amount of $2.1 million as IPR&D expense for the three months ended March 31, 2020 based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility. Additionally, in accordance with the Apexian Sublicense Agreement, the Company paid the balance remaining of $0.4 million of Ref-1 Inhibitor program costs to Apexian following the Company’s listing on a major stock exchange.

The Company also agreed to make one-time milestone payments under the Apexian Sublicense Agreement for each of the first ophthalmic indication and the first diabetes mellitus indication for the Development and Regulatory milestones, and once for each of the Sales milestones. These milestone payments include (i) payments for specified developmental and regulatory milestones (including completion of the first Phase 2 trial and the first Phase 3 pivotal trial in the United States, and filing and achieving regulatory approval from the FDA for the first New Drug Application for a compound) totaling up to $11 million in the aggregate and (ii) payments for specified sales milestones of up to $20 million in the aggregate, which net sales milestone payments are payable once, upon the first achievement of such milestone. Lastly, the Company also agreed to make a royalty payment equal to a single-digit percentage of its net sales of products associated with the covered patents under the Apexian Sublicense Agreement. If it is not terminated pursuant to its terms, the Apexian Sublicense Agreement shall remain in effect until expiration of the last to expire of the covered patents.

None of the milestone or royalty payments were triggered as of March 31, 2021.

10.	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, convertible notes, restricted stock awards and stock options while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, restricted stock awards and stock options. Diluted earnings with respect to the convertible notes utilizing the if-converted method was not applicable during the periods presented as no conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented. The historical share and per share data for periods prior to the November 5, 2020 closing of the Merger have been adjusted to give effect to the Exchange Ratio.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three month periods ended presented below:

	March 31,
	2021	2020
Series A Warrants and Series B Warrants	7,374,172	—
Stock options	1,818,612	1,029,781
Restricted stock awards	4,474	—
Former Rexahn warrants	66,538	—
Former Rexahn options	123	—

11.	Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 was zero percent. As of March 31, 2021, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

Index
Notes to Condensed Consolidated Financial Statements

The Company’s corporate returns are subject to examination for the 2018 and 2019 tax years for federal income tax purposes and subject to examination for the 2018 and 2019 tax years in one state jurisdiction. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

12.	Subsequent Events

Warrant Exercise

In April 2021, investors exercised Series B Warrants for a total of 1,629,634 shares, for total proceeds of $163.

Issuance of Settlement Shares

On May 6, 2021, the Company issued 350,000 shares of common stock of the Company to three accredited investors pursuant to a settlement agreement, dated May 6, 2021, in exchange for a release of potential claims.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

Ocuphire is a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of several eye disorders. Ocuphire’s pipeline currently includes two small molecule product candidates targeting front and back of the eye indications.

Its lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. As a result, Nyxol can potentially be used for the treatment of multiple indications such as dim light or night vision disturbances (“NVD”), reversal of pharmacologically-induced mydriasis (which refers to the use of pharmacological agents to dilate the pupil for office-based eye exams) and presbyopia (a gradual, age-related loss of the eyes’ ability to focus on nearby objects). Ocuphire management believes this multiple indication potential represents a significant market opportunity. Nyxol has been studied across three Phase 1, four Phase 2, and one Phase 3 trials totaling over 400 patients and has demonstrated promising clinical data for use in multiple ophthalmic indications. Ocuphire initiated a Phase 3 trial for reversal of pharmacologically-induced mydriasis (“RM”) in the fourth quarter of 2020 and reported positive top-line results within 4 months on March 15, 2021. Ocuphire also initiated a Phase 3 trial for the treatment of NVD in the fourth quarter of 2020 and initiated a Phase 2 trial in combination with low dose pilocarpine for presbyopia in the first quarter of 2021. Ocuphire expects further read outs from these other studies underway throughout the remainder of 2021. Building on the positive results of the MIRA-2 Phase 3 trial for Nyxol, a second Phase 3 registration trial (MIRA-3) is planned to initiate in the second half of 2021, with results expected in early 2022, along with a small pediatric study. Assuming successful and timely completion of these RM trials, Ocuphire anticipates submitting a New Drug Application (“NDA”) for Nyxol to the U.S. Food and Drug Administration (“FDA”) in early 2023 under the 505(b)(2) pathway.

Ocuphire’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) vascular diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. DR is a disease resulting from diabetes in which chronically elevated blood sugar levels cause progressive damage to blood vessels in the retina. DME is a severe form of DR which involves leakage of protein and fluid into the macula, the central portion of the retina, causing swelling and damage. Prior to Ocuphire’s in-licensing of the product candidate, APX3330 had been studied by third parties in six Phase 1 and five Phase 2 trials totaling over 440 patients for inflammatory and oncology indications, and had demonstrated promising evidence of tolerability, pharmacokinetics, durability, and target engagement. Ocuphire initiated enrollment for the Phase 2 trial for APX3330 in April 2021 for the treatment of patients with DR, including moderately severe non-proliferative DR (“NPDR”) and mild proliferative DR (“PDR”), as well as patients with DME without loss of central vision. Top-line data for this study are expected to be reported by early 2022. Ocuphire has also in-licensed APX2009 and APX2014, which are additional second-generation product candidates and analogs of APX3330.

Index
Ocuphire Pharma, Inc.
Form 10-Q

As part of its strategy, Ocuphire will continue to explore opportunities to acquire additional ophthalmic assets and to seek strategic partners for late-stage development, regulatory preparation and commercialization of drugs in key global markets. To date, Ocuphire’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. Ocuphire does not have any products approved for sale and has not generated any revenue. Ocuphire does not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, Ocuphire expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through March 31, 2021, Ocuphire has funded its operations primarily through its equity financing that totaled $21.15 million in gross proceeds in connection with the Merger with Rexahn, net cash at Rexahn, and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds. Ocuphire’s net losses were $39.0 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, Ocuphire had an accumulated deficit of $71.7 million. Ocuphire anticipates that its expenses will increase substantially as it:

•	continues clinical trials for Nyxol, APX3330 and for any other product candidate in its future pipeline;

•	continues preclinical studies for Nyxol, APX3330 and for any other product candidate in its future pipeline;

•	develops additional product candidates that it identifies, in-licenses or acquires;

•	seeks regulatory approvals for any product candidates that successfully complete clinical trials;

•	contracts to manufacture its product candidates;

•	establishes on its own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which Ocuphire may obtain regulatory approval;

•	maintains, expands and protects its intellectual property portfolio;

•	hires additional staff, including clinical, scientific, operational and financial personnel, to execute its business plan;

•	adds operational, financial and management information systems and personnel, including personnel to support its product development and potential future commercialization efforts; and

•	continues to operate as a public company.

Ocuphire’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its preclinical studies, clinical trials and its expenditures on other research and development activities.

Recent Developments

Merger with Rexahn

On November 5, 2020, Rexahn Pharmaceuticals, Inc., or Rexahn, now known as Ocuphire Pharma, Inc., completed its reverse merger or, the Merger, with what was then known as “Ocuphire Pharma, Inc.,” or Private Ocuphire, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of June 17, 2020, as amended on June 29, 2020 (“Merger Agreement”).  Rexahn’s shares of common stock listed on The Nasdaq Capital Market, previously trading through the close of business on November 5, 2020 under the ticker symbol “REXN,” commenced trading on The Nasdaq Capital Market, under the ticker symbol “OCUP,” on November 6, 2020.

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

Pursuant to the Merger Agreement, the number of shares of common stock issued to Private Ocuphire’s stockholders for each share of Ocuphire’s common stock outstanding immediately prior to the Merger was calculated using an exchange ratio (“Exchange Ratio”) of approximately 1.0565 shares of Common Stock for each share of Private Ocuphire common stock.

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Ocuphire does not expect that its existing cash will be sufficient to fund its operating expenses and capital expenditure requirements for the next 12 months from the date of this Form 10-Q filing.  As such, Ocuphire will need to secure additional financing to finance its operations, which cannot be assured.  See “—Liquidity and Capital Resources.”

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

The Waiver Agreements provide for the permanent waiver of the full ratchet anti-dilution provisions, contained in the Series A Warrants (as certain of the anti-dilution provisions had previously caused liability accounting treatment for the Series A Warrants). Upon the effective date of the Waiver Agreement, the Series A Warrants were reclassified to equity.

Pursuant to the Waiver Agreements, the number of shares underlying all of the Series B Warrants was fixed to 1,708,334 in the aggregate with respect to all Holders.  See “—Historical Capital Resources.” section below for additional information with regard to the Pre-Merger Financing.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. As a result of the COVID-19 pandemic, Ocuphire has experienced a few disruptions in its manufacturing, supply chain, research and development operations, regulatory process, and financial position. These disruptions include the acceleration of shipment of active pharmaceutical ingredient supply from overseas, increased costs of supply ingredients, the convening of an FDA EOP2 meeting via teleconference, patient recruitment and retention, and difficulties in obtaining more favorable financing terms. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact Ocuphire’s business and preclinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Although Ocuphire cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Ocuphire’s results of future operations, financial position, and liquidity over the next 12 or more months.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a Capital on DemandTM Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). For the three months ended March 31, 2021, no shares were sold under the 2021 ATM.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Acquired In-Process Research and Development Expenses

Ocuphire includes costs to acquire or in-license product candidates as acquired in-process research and development expenses. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under accounting standards generally accepted in the United States of America (“U.S. GAAP”) or provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized. The costs associated with the Merger and the Apexian Sublicense Agreement were recorded as acquired in-process research and development expenses (“IPR&D”).

Interest Expense

Interest expense consists of interest costs related to the Ocuphire convertible notes and was attributed to interest on principal and to amortization of debt discount while these instruments were outstanding. The Ocuphire convertible notes had an annual interest rate of 8%.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Fair Value Change in Derivative and Warrant Liabilities

The fair value change in derivative and warrant liabilities includes the change in the fair value of the warrant liabilities and the premium conversion derivatives during the period the premium conversion derivatives and warrant liabilities are outstanding.

Other Income

Other income includes interest income related to cash and cash equivalent investments and other income from reimbursements in connection with grants and other sources.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as Ocuphire has incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of March 31, 2021 and December 31, 2020.

Results of Operations

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change

Operating expenses:
General and administrative	$1,704	$391	$1,313
Research and development	3,482	218	3,264
Acquired in‑process research and development	—	2,126	(2,126)
Total operating expenses	5,186	2,735	2,451
Loss from operations	(5,186)	(2,735)	(2,451)
Interest expense	—	(554)	554
Fair value change in warrant liabilities and premium conversion derivatives	(33,829)	198	(34,027)
Other income	1	3	(2)
Loss before income taxes	(39,014)	(3,088)	(35,926)
Provision for income taxes	—	—	—
Net loss	$(39,014)	$(3,088)	$(35,926)

Comparison of Three Months Ended March 31, 2021 and 2020

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 were $1.7 million compared to $0.4 million for the three months ended March 31, 2020. The $1.3 million increase was primarily attributable to an increase in in administrative employee headcount, stock-based compensation, professional services, insurance and legal costs associated with the operating as a public company subsequent to the reverse merger in the current period. General and administrative expenses included $0.2 million and $42,000 in stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively.

Research and Development

Research and development expenses for the three months ended March 31, 2021 were $3.5 million compared to $0.2 million for the three months ended March 31, 2020. The $3.3 million increase was primarily attributable to four new clinical trials and manufacturing activities for Nyxol and APX3330 as well as regulatory, preclinical and other development activities. Research and development expenses also included $0.3 million and $19,000 in stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively.

Acquired In-Process Research and Development Expenses

On January 21, 2020, Ocuphire entered into a sublicense agreement with Apexian for continued research and development and potential commercialization of its lead product, APX3330 (the “Apexian Sublicense Agreement”). Ocuphire issued 891,422 shares (as adjusted for the Exchange Ratio) of its common stock to Apexian related to the Apexian Sublicense Agreement. The fair value of the common stock issued to Apexian was $2.1 million and was recorded as IPR&D expense during the three months ended March 31, 2020. Accounting standards require that the fair value of IPR&D with no alternative future use be charged to expense on the acquisition date. There were no IPR&D costs in the comparable current year period.

Interest Expense

Non-cash interest expense for the three months ended March 31, 2020 of $0.6 million was comprised of interest on principal and amortization of debt discounts related to Ocuphire convertible notes.  There was no interest expense during the comparable current year period.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Fair Value Change in Warrant Liabilities and Premium Conversion Derivatives

The fair value change in warrant liabilities and premium conversion derivatives was an expense of $33.8 million for the three months ended March 31, 2021 compared to a benefit of  $0.2 million for the three months ended March 31, 2020. The $34.0 million change was due primarily to the issuance of the Series A Warrants in connection with the Pre-Merger Financing in November 2020 and to the fluctuations in Ocuphire’s common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire warrant liabilities and convertible notes that were outstanding during the relevant periods. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity and are no longer subject to remeasurement.

Other Income

During the three months ended March 31, 2021 and 2020, Ocuphire had interest income related to cash deposits on hand in the amount of $1,000 and $3,000, respectively.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2021, Ocuphire’s principal sources of liquidity consisted of cash and cash equivalents of $10.6 million. Ocuphire’s cash and cash equivalents are invested primarily in cash deposits at a large, long-standing financial institution.

Ocuphire has not generated any revenue and anticipates that it will continue to incur losses for the foreseeable future. Future capital requirements depend on many factors, including whether the Company:

•	continues clinical trials and preclinical studies for Nyxol, APX3330 and for any other product candidate in its future pipeline;

•	develops additional product candidates that it identifies, in-licenses or acquires;

•	seeks regulatory approvals for any product candidates that successfully complete clinical trials;

•	contracts to manufacture its product candidates;

•	establishes on its own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which it may obtain regulatory approval;

•	maintains, expands and protects its intellectual property portfolio;

•	hires additional staff, including clinical, scientific, operational and financial personnel, to execute its business plan;

•	adds operational, financial and management information systems and personnel, including personnel to support its product development and potential future commercialization efforts; and

•	continues to operate as a public company.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

The Waiver Agreements provide for the permanent waiver of the full ratchet anti-dilution provisions, contained in the Series A Warrants (as certain of the anti-dilution provisions had previously caused liability accounting treatment for the Series A Warrants). Upon the effective date of the Waiver Agreement, the Series A Warrants were reclassified to equity.

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

At issuance, the Series A Warrants contained certain provisions that could have resulted in a downward adjustment of the initial exercise price and an upward adjustment in the number of shares underlying the warrants if Ocuphire were to have issued or sold, or made an agreement to issue or sell, any shares of common stock for a price lower than the exercise price then in effect.  Pursuant to the terms of the Waiver Agreements, these provisions are no longer in effect.

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable for 665,836 shares of Common Stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,334 shares of Common Stock upon execution of the Waiver Agreements.

At issuance, the Series B Warrants contained certain provisions that could have resulted in the issuance of additional Series B Warrants depending on the dollar volume-weighted average prices of a share of Common Stock during a 45-trading day Reset Period.  Pursuant to the terms of the Waiver Agreements, those provisions are no longer in effect.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(5,812)	$(732)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	10	448
Net decrease in cash and cash equivalents	$(5,802)	$(284)

Cash Flow from Operating Activities

For the three months ended March 31, 2021, cash used in operating activities of $5.8 million was attributable to a net loss of $39.0 million, partially offset by $34.3 million in non-cash operating expenses and a net change of $(1.1) million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted of the fair value change in the warrant liabilities of $33.8 million, stock-based compensation of $0.5 million and depreciation expense of $1,000. The change in operating assets and liabilities was primarily attributable to a decrease in Ocuphire’s accrued liabilities, on net basis, and increase in prepaid expenses associated with the fluctuations of Ocuphire’s operating expenses and in connection with operating as a public company post-Merger.

Index
Ocuphire Pharma, Inc.
Form 10-Q

For the three months ended March 31, 2020, cash used in operating activities of $0.7 million was attributable to a net loss of $3.1 million, partially offset by $2.5 million in non-cash expenses and a net change of $(0.2) million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted of the fair value of common shares issued related to IPR&D in the amount of $2.1 million, interest and discount amortization related to the Ocuphire convertible notes of $0.6 million, fair value change in the premium conversion derivatives of $(0.2) million, $61,000 related to stock-based compensation and depreciation expense of $5,000. The change in operating assets and liabilities was primarily attributable to an overall decrease in Ocuphire’s accrued expenses associated with the fluctuations of Ocuphire’s operating expenses.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $10,000 in connection with the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2020 was $0.4 million, consisting of proceeds from the issuance of the Ocuphire convertible notes.

Liquidity and Capital Resource Requirements

Ocuphire has no current source of revenue to sustain its present activities.  Ocuphire does not expect to generate revenue until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, it expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Ocuphire does not have any committed external source of funds. To the extent that Ocuphire raises additional capital through the sale of equity or convertible debt securities, the ownership interest of Ocuphire’s stockholders will be diluted, and the terms of these securities may include liquidation, warrants, or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting Ocuphire’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If Ocuphire raises additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, Ocuphire may have to relinquish valuable rights to its technologies, future revenue streams or grant licenses on terms that may not be favorable to Ocuphire. If Ocuphire is unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, Ocuphire may be required to delay, limit, reduce or terminate its product development, future commercialization efforts, or grant rights to develop and market its product candidates that Ocuphire would otherwise prefer to develop and market itself.

Future Capital Requirements

Ocuphire’s independent registered public accounting firm included an explanatory paragraph in its report on Ocuphire’s financial statements as of and for the years ended December 31, 2020 and 2019, noting the existence of substantial doubt about Ocuphire’s ability to continue as a going concern. This uncertainty arose from management’s review of Ocuphire’s results of operations and financial condition and its conclusion that, based on Ocuphire’s operating plans, Ocuphire did not have sufficient existing working capital to sustain operations through December 31, 2021. To continue to fund operations, Ocuphire will need to raise capital. Ocuphire may obtain additional financing in the future through the issuance of common stock, through other equity or debt financings or through collaborations or partnerships with other companies. Ocuphire may not be able to raise additional capital on terms acceptable to it, or at all, and any failure to raise capital as and when needed could compromise Ocuphire’s ability to execute on its business plan.

The development of Nyxol and APX3330 is subject to numerous uncertainties, and Ocuphire has based its operating plans on assumptions that may prove to be substantially different than what Ocuphire currently anticipates, which could result in cash resources being used sooner than Ocuphire currently expects. Additionally, the process of advancing early-stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Ocuphire’s ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support its cost structure. Ocuphire may not ever achieve profitability or generate positive cash flow from operating activities.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

Apexian Sublicense Agreement

On January 21, 2020, Ocuphire entered into the Apexian Sublicense Agreement, pursuant to which it obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which Ocuphire intends to develop as an oral tablet therapeutic to treat DR and diabetic macular edema, and potentially wet age-related macular degeneration.

In connection with the Apexian Sublicense Agreement, Ocuphire issued 891,422 shares (as adjusted for the Exchange Ratio) of Private Ocuphire common stock to Apexian and certain of Apexian’s affiliates. The share issuance transaction was recorded in the amount of $2.1 million as IPR&D expense during the three months ended March 31, 2020 based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility.  Ocuphire also paid the balance remaining of $0.4 million of Ref-1 Inhibitor program costs to Apexian following the Company’s listing on a major stock exchange.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in Note 1 — “Company Description and Summary of Significant Accounting Policies ” to our condensed consolidated financial statements included in “Part 1, Item 1 – Financial Statements” in this Report.

There were no additional material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Refer to Note 1— “Company Description and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Index
Ocuphire Pharma, Inc.
Form 10-Q

We designed and evaluated our disclosure controls and procedures recognizing that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving the desired control objectives. Also, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

 From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.  You should carefully consider the risks and uncertainties described therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2021, the Company issued 350,000 shares of common stock of the Company to three accredited investors pursuant to a settlement agreement, dated May 6, 2021, in exchange for a general release of claims from such investors. The above issuances were completed in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The issuances qualified for exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) the accredited investors were provided the opportunity to ask questions and receive answers from the Company regarding the Company; (iii) the securities were issued to persons with knowledge and experience in financial and business matters capable of evaluating the merits and risks of an investment in the Company; and (iv) the recipients received “restricted securities”.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

Item 5.	Other Information

None.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Item 6.	Exhibits

EXHIBIT

NUMBER	DESCRIPTION OF DOCUMENT

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Appendix G to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2005).

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

4.1
Form of Waiver Agreement, dated as of February 3, 2021, by and between the Company and the Holder(s) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 4, 2021).

10.1
Capital on Demand™ Sales Agreement, dated March 11, 2021 between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 11, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Index
Ocuphire Pharma, Inc.
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2021

Ocuphire Pharma, Inc.

By:	/s/ Mina Sooch
Mina Sooch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Vice President Finance
(Principal Financial Officer)