Form 10-Q
period 2021-06-30
Ocuphire Pharma, Inc.
filed 2021-08-12
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of August 10, 2021 was 16,896,778.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,234	$16,399
Collaborations receivable	50	—
Prepaids and other assets	956	1,269
Total current assets	25,240	17,668
Property and equipment, net	12	14
Total assets	$25,252	$17,682

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,496	$1,214
Accrued expenses	1,203	1,971
Total current liabilities	2,699	3,185
Warrant liabilities	—	27,964
Total liabilities	2,699	31,149

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 16,891,855 and 10,882,495 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	2	1
Additional paid-in-capital	101,376	19,207
Accumulated deficit	(78,825)	(32,675)
Total stockholders’ equity (deficit)	22,553	(13,467)
Total liabilities and stockholders’ equity (deficit)	$25,252	$17,682

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Collaborations revenue	$100	$—	$100	$—

Operating expenses:
General and administrative	3,408	551	5,112	942
Research and development	3,829	711	7,311	929
Acquired in‑process research and development	—	—	—	2,126
Total operating expenses	7,237	1,262	12,423	3,997
Loss from operations	(7,137)	(1,262)	(12,323)	(3,997)
Interest expense	—	(689)	—	(1,243)
Fair value change of warrant liability and premium conversion derivatives	—	(919)	(33,829)	(721)
Gain on note extinguishment	—	1,260	—	1,260
Other income	1	6	2	9
Loss before income taxes	(7,136)	(1,604)	(46,150)	(4,692)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(7,136)	(1,604)	(46,150)	(4,692)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(7,136)	$(1,604)	$(46,150)	$(4,692)
Net loss per share:
Basic and diluted (Note 11)	$(0.52)	$(0.43)	$(3.76)	$(1.29)
Number of shares used in per share calculations:
Basic and diluted	13,608,596	3,743,907	12,273,541	3,645,948

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2019	2,852,485	$—	$495	$(8,055)	$(7,560)
Issuance of common stock in exchange for in-process research and development	891,422	—	2,126	—	2,126
Share–based compensation	—	—	61	—	61
Net and comprehensive loss	—	—	—	(3,088)	(3,088)
Balance at March 31, 2020	3,743,907	—	2,682	(11,143)	(8,461)
Gain on note extinguishment	—	—	971	—	971
Share–based compensation	—	—	316	—	316
Net and comprehensive loss	—	—	—	(1,604)	(1,604)
Balance at June 30, 2020	3,743,907	$—	$3,969	$(12,747)	$(8,778)

Balance at December 31, 2020	10,882,495	$1	$19,207	$(32,675)	$(13,467)
Reclassification of Series A warrant liability to equity	—	—	61,793	—	61,793
Share–based compensation	40,000	—	494	—	494
Exercise of stock options	7,386	—	10	—	10
Net and comprehensive loss	—	—	—	(39,014)	(39,014)
Balance at March 31, 2021	10,929,881	1	81,504	(71,689)	9,816
Issuance of common stock and warrants in connection with registered direct offering	3,076,923	1	14,999	—	15,000
Issuance of common stock in connection with the at-the-market program	900,943	—	4,067		4,067
Issuance of common stock in connection with settlement with investors	350,000	—	1,614	—	1,614
Issuance costs	—	—	(1,271)		(1,271)
Share–based compensation	4,474	—	463	—	463
Exercise of Series B warrants	1,629,634	—	—	—	—
Net and comprehensive loss	—	—	—	(7,136)	(7,136)
Balance at June 30, 2021	16,891,855	$2	$101,376	$(78,825)	$22,553

                     See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(46,150)	$(4,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	957	377
Depreciation	2	6
Non-cash acquired in-process research and development	—	2,126
Non-cash interest on convertible notes	—	277
Non-cash interest on convertible notes – related party	—	30
Non-cash discount amortization on convertible notes	—	865
Non-cash discount amortization on convertible notes – related party	—	71
Fair value change in warrant liabilities and premium conversion derivatives	33,829	721
Non-cash share settlement with investors	1,614	—
Gain on note extinguishment	—	(1,260)
Change in assets and liabilities:
Collaborations receivable	(50)	—
Prepaid expenses and other assets	313	126
Accounts payable	161	178
Accrued and other liabilities	(816)	(208)
Net cash used in operating activities	(10,140)	(1,383)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock – registered direct offering	15,000	—
Proceeds from issuance of common stock – at-the-market program	4,067	—
Proceeds from issuance of convertible notes	—	771
Issuance costs	(1,102)	—
Deferred offering costs	—	(71)
Exercise of stock options	10	—
Net cash provided by financing activities	17,975	700
Net increase (decrease) in cash and cash equivalents	7,835	(683)
Cash and cash equivalents at beginning of period	16,399	1,537
Cash and cash equivalents at end of period	$24,234	$854
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Non-cash reclassification of Series A warrant liability to equity	$61,793	$—
Bifurcation of premium conversion derivative related to convertible notes	$—	$831
Unpaid deferred offering and issuance costs	$169	$1,044
Net change in proceeds receivable from convertible note issuance	$—	$1,425

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

The Company has sustained operating losses since inception and expects such losses to continue indefinitely until a sustained revenue source is realized. Management plans to continue financing the Company’s operations primarily through additional issuances of the Company’s equity and debt securities. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate part or all of its research and development programs.

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

The Company’s headquarters is located in Farmington Hills, Michigan.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. As a result of the COVID-19 pandemic, Ocuphire has experienced, and will likely continue to experience, disruptions in its manufacturing, supply chain, research and development operations, clinical enrollment, regulatory process, financial position and financing terms. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact Ocuphire’s business and preclinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Although Ocuphire cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Ocuphire’s results of future operations, financial position, and liquidity over the next 12 or more months.

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

The condensed consolidated financial statements of the Company include a subsidiary, OcuSub, Inc., which is wholly owned by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

All of the share and per share amounts presented were adjusted, on a retroactive basis, to reflect the exchange of each share of Ocuphire pre-Merger (“Private Ocuphire”) into 1.0565 shares of the Company (the “Exchange Ratio”), except for par value and share authorizations of Private Ocuphire for periods presented prior to the Merger.

Index

Notes to Condensed Consolidated Financial Statements
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is held by one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. As of June 30, 2021, the Company had deposits that exceeded federally insured amounts by $23.9 million.
Common Stock Valuation

Prior to the close of the Merger, due to the absence of an active market for  Private Ocuphire’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of Private Ocuphire common stock. The valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, and the likelihood of achieving a liquidity event, such as an initial public offering (“IPO”), reverse merger or sale. Significant changes to the key assumptions used in the valuations resulted in different fair values of common stock at each valuation date.

Allowances for Doubtful Accounts

The Company records a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and general economic conditions. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a five step model to determine how revenue is recognized. The Company has entered into license agreements which have revenue recognition implications. (See Note 5 – Collaboration License Agreements.)

In determining the appropriate amount of revenue to be recognized, the Company performs the following steps: (i) identification of the contracts with a customer; (ii) determination of the performance obligations in the contract; (iii) measurement of the transaction price, including potential constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated stand-alone selling prices; and (v) recognition of revenue when (or as) the Company satisfies a performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations are either completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

Index

Notes to Condensed Consolidated Financial Statements
As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until such contingency occurs (such as receipt of those approvals). When the Company’s assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in license, collaboration, and other revenues based upon when the customer obtains control of each element.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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

As of June 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, accounts receivable prepaid and other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s convertible notes while outstanding were based on amortized cost which was deemed to approximate fair value. The fair value of the warrant liabilities and premium conversion derivatives, while outstanding, were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2021 and 2020.

Index

Notes to Condensed Consolidated Financial Statements
The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

As of June 30, 2021
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$27,964	$—	$—	$27,964
Total liabilities at fair value	$27,964	$—	$—	$27,964

The following table provides a roll-forward of the warrant liabilities and premium conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended June 30, 2021 and 2020 (in thousands):

	2021	2020
Warrant liabilities
Balance as of beginning of period	$27,964	$—
Change in fair value of warrant liability	33,829	—
Reclassification of Series A warrants from liability to equity	(61,793)	—
Balance as of end of period	$—	$—

	2021	2020
Premium conversion derivatives
Balance as of beginning of period	$—	$2,714
Value assigned to the underlying derivatives in connection with convertible notes	—	831
Revaluation due to convertible note extinguishment	—	(3,087)
Change in fair value of premium conversion derivatives	—	721
Balance as of end of period	$—	$1,179

There were no financial instruments measured on a non-recurring basis for any of the periods presented.

Recent Accounting Pronouncements

 In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

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

The transaction was accounted for as an asset acquisition in accordance with GAAP. Under this method of accounting, Private Ocuphire was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Private Ocuphire’s stockholders owned substantially all of the voting rights in the combined company, (ii) Private Ocuphire designated all, but one, of the members of the initial board of directors of the combined company, and (iii) Private Ocuphire’s senior management held all key positions in the senior management of the combined company. As a result, as of the closing date of the Merger, the net assets of Rexahn were recorded at their acquisition-date relative fair values in the consolidated financial statements of the Company and the reported operating results prior to the Merger are those of Private Ocuphire.

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

•
90% of all payments received by Rexahn or its affiliates during such CVR Payment Period from or on behalf of Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) pursuant to that certain Exclusive License Agreement, dated as of February 8, 2020, by and between HaiChang and Rexahn, minus certain permitted deductions; and

•
75% of the sum of (i) all cash consideration paid by a third party to Rexahn or its affiliates during the applicable CVR Payment Period in connection with the grant, sale or transfer of rights to Rexahn’s pre-Closing intellectual property (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the Closing (“Parent IP Deal”), plus (ii) with respect to any non-cash consideration received by Rexahn or its affiliates from a third party during the applicable CVR Payment Period in connection with any Parent IP Deal, all amounts received by Rexahn and its affiliates for such non-cash consideration at the time such non-cash consideration is monetized by Rexahn or its affiliates, minus (iii) certain permitted deductions. The Processa License Agreement is a Parent IP Deal.

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. No payments were due under the CVR Agreement as of June 30, 2021.

As of the November 5, 2020, the Merger closing date, and June 30, 2021, no milestones under the Merger Agreement had been accrued as there were no potential milestones yet considered probable.

Former Rexahn Warrants

Upon the closing of the Merger, 231,433  unexercised Rexahn warrants to purchase Common Stock remained outstanding, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of June 30, 2021, 66,538 of the Rexahn warrants remained outstanding with exercise prices ranging from $38.40 to $198.00 per share with an average remaining contractual life of 2.4 years.

Index

Notes to Condensed Consolidated Financial Statements
3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of June 30, 2021, there was sufficient uncertainty with regard to both the outcome of the relevant clinical trials and the ability of the Company to obtain sufficient funding to support any of the cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

Facility Leases

In May 2019, the Company entered into a short-term non-cancellable facility lease (the “Lease”) for its operations and headquarters for a seven-month term beginning in June 2019. In October 2019 and November 2020, the Lease was amended to ultimately extend the term to December 31, 2021. Additionally, Ocuphire leased office space in Rockville, Maryland through June 30, 2021 previously occupied by Rexahn (the “Rexahn Lease”). The Lease and the Rexahn Lease qualified for the short-term lease exception under ASC 842. The monthly base rent is approximately $3,000 and $13,000 for the Lease and Rexahn Lease, respectively. The rent expense associated with the Lease and Rexahn Lease in the aggregate amounted to $50,000 and $9,000 during the three months ended June 30, 2021 and 2020, respectively. The rent expense associated with the Lease and Rexahn Lease amounted to $98,000 and $18,000 during the six months ended June 30, 2021 and 2020, respectively.

Issuance of Settlement Shares

On May 6, 2021, the Company issued 350,000 shares of common stock of the Company to three accredited investors pursuant to a settlement agreement, dated May 6, 2021, in exchange for a release of potential claims. The fair value of the share settlement of $1,614,000 was based on the closing Ocuphire stock price for that day.  The fair value of the share settlement was recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss.

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

4.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaids	$883	$1,243
Other	73	26
Total prepaids and other assets	$956	$1,269

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	June 30, 2021	December 31, 2020
Equipment	$20	$20
Furniture	5	5
Total property and equipment	$25	$25
Less accumulated depreciation	(13)	(11)
Property and equipment, net	$12	$14

Depreciation expense was $1,000 for the three months ended June 30, 2021 and 2020, and $2,000 and $6,000 for the six months ended June 30, 2021 and 2020, respectively.

Index

Notes to Condensed Consolidated Financial Statements
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
R&D services and supplies	$695	$1,440
Payroll	320	320
Professional services	172	186
Other	16	25
Total	$1,203	$1,971

5.  Collaboration and License Agreements
BioSense License and Assignment Agreement
On March 10, 2020, pre-Merger, Rexahn entered into an amendment to its collaboration and license agreement, (as amended, the “BioSense License and Assignment Agreement”) with BioSense to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “BioSense Territory”). Under the terms of the BioSense License and Assignment Agreement, the Company (i) granted BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the BioSense Territory and (ii) assigned and transferred all of the former Rexahn patents and patent applications related to RX-3117 in the BioSense Territory. The upfront payment consisted of an aggregate of $1,650,000, of which $1,550,000 was paid to Rexahn prior to the Merger. During the three months ended June 30, 2021, the Company satisfied a performance obligation for the $100,000 payment that was remaining and recorded this amount as collaboration revenue. The Company received payments from BioSense of $50,000 in April 2021 and $50,000 in July 2021.

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of milestone payments under the BioSense License and Assignment Agreement were probable of payment as of June 30, 2021, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

Payments received under the BioSense License and Assignment Agreement are subject to the CVR Agreement described in Note 2 – Merger.

Processa License Agreement

On June 16, 2021, the Company  entered into a license agreement (the “Processa License Agreement”) with Processa Pharmaceuticals, Inc. (“Processa”), pursuant to which the Company has agreed to grant Processa an exclusive license to develop, manufacture and commercialize RX-3117 globally, excluding the BioSense Territory.

As consideration for the Processa License Agreement, the Company received an upfront payment in July 2021 consisting of 44,689 shares of Processa common stock and a $200,000 cash payment. As additional consideration, Processa will make payments to the Company upon the achievement of certain development and regulatory milestones, which primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, Processa will pay the Company mid-single-digit royalties based on annual sales under the license and will make one-time sales milestone payments based on the achievement during a calendar year of certain thresholds for annual sales. Processa is also required to give the Company  32% of any milestone payments received based on any sub-license agreement Processa may enter into with respect to the Processa Licensing Agreement.

Processa is required to use commercially reasonable efforts, at its sole cost and expense, to conduct development activities in one or more countries, including meeting specific diligence milestones that consist of: (i) first patient administered drug in a clinical trial of a licensed product prior to the three (3) year anniversary of the effective date; and (ii) first patient administered drug in a pivotal clinical trial of a licensed product or first patient administered drug in a clinical trial for a second indication of a licensed product prior to the five (5) year anniversary of the effective date. Either party may terminate the agreement in the event of a material breach of the agreement that has not been cured following written notice and a 120-day opportunity to cure such breach, and Processa may terminate the agreement for any reason upon 120 days prior written notice to Ocuphire.

As of June 30, 2021, the Company has not yet fulfilled its performance obligations under the Processa License Agreement and has not recognized any related revenue.

Payments received under the Processa License Agreement will be subject to the CVR Agreement described in Note 2 – Merger.

Index

Notes to Condensed Consolidated Financial Statements
6.	Convertible Notes

The Company entered into a series of unsecured convertible note financings (the “Convertible Notes”) with certain investors beginning on May 25, 2018. The total issuance of Convertible Notes amounted to $8.5 million (see Note 10 - Related Party Transactions). On November 4, 2020, all of Ocuphire’s outstanding Convertible Notes were converted into 977,128 shares of Ocuphire common stock as adjusted for the Exchange Ratio in connection with the completion of the Merger.

The Convertible Notes accrued interest at a rate of 8% per annum, calculated on a 365-day year basis. Interest expense on principal during the three and six months ended June 30, 2020 was $169,000 and $307,000, respectively.

The outstanding principal of, and accrued interest on, the Convertible Notes were payable on demand, in the absence of the Merger closing discussed above, at any time as of the first to occur of (i) September 30, 2020 or (ii) an event of default (each defined by the Convertible Notes as a Payoff Event). If, prior to a Payoff Event, the Company (i) completed an initial public offering (“IPO”), (ii) completed a change in control (“CIC”), (iii) completed a sale and issuance of its capital stock resulting in gross proceeds to the Company of at least $5 million (“Qualified Financing”), or (iv) completed a reverse merger transaction (“Reverse Merger”), then the outstanding principal of, and accrued but unpaid interest on the Convertible Notes would have automatically converted upon the earliest of such events to occur as follows:

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

Redemption Features

The Company determined that all of the conversion provisions, except for the conversion provision upon Merger close, were redemption features that qualified as embedded derivatives. The qualifying embedded derivatives were collectively separated from their debt host upon the issuance of the Convertible Notes. The bifurcation of the embedded derivatives from the debt host resulted in a discount to the Convertible Notes in the amount of $0.8 million during the three and six months ended June 30, 2020. The embedded derivatives were accounted for separately on a fair market value basis. There were no outstanding premium conversion derivatives as of June 30, 2021 or December 31, 2020 given the conversion of the Convertible Notes. The Company recorded the fair value changes of the premium conversion derivatives while outstanding to fair value change in derivative and warrant liabilities in the accompanying condensed consolidated statements of comprehensive loss which amounted to an expense of $0.9 million and $0.7 million during the three and six months ended June 30, 2020, respectively.

The note discounts were amortized to interest expense over the term of the Convertible Notes using the straight-line method which approximates the effective interest method and amounted to $0.5 million and $0.9 million during the three and six months ended June 30, 2020, respectively.

Index

Notes to Condensed Consolidated Financial Statements
7.	Stockholders’ Equity (Deficit)

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and six months ended June 30, 2021, 900,943 shares were sold under the 2021 ATM for gross proceeds in the amount of approximately $4.1 million, before deducting issuance expenses in the amount of approximately $0.2 million.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”) at an offering price of $4.875 per one share and 0.50 RDO Warrants, for gross proceeds of approximately $15,000,000, before AGP’s fees and related offering expenses in the amount of approximately $1.1 million. The purchase agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions. The offering of the Securities (the “Registered Direct Offering”) was made pursuant to the Company’s 2021 Shelf.

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. The fair value of the RDO Warrants was determined to be $6.4 million based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.8%; expected volatility of 99.2%; expected life of 5 years; expected dividend yield of 0%; and the underlying fair market of the common stock. The RDO Warrants were classified in stockholders’ equity (deficit) as the number of shares were fixed and determinable, no cash settlement was required and no other provisions precluded equity treatment. As of June 30, 2021, 1,538,461 RDO Warrants were outstanding.
Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%.

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

Index

Notes to Condensed Consolidated Financial Statements
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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of June 30, 2021. Prior to the execution of the Waiver Agreements, the Series A Warrants were accounted for and classified as liabilities on the accompanying condensed consolidated balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity. A final fair valuation of the Series A Warrants was performed utilizing a Black Scholes model to estimate the aggregate fair value of the Series A Warrants prior to being re-classified as equity. Input assumptions used were as follows: risk-free interest rate 0.4%; expected volatility of 86.6%; expected life of 4.8 years; and expected dividend yield zero percent. The underlying stock price used was the market price as quoted on Nasdaq as of February 3, 2021, the effective date of the Waiver Agreement.  The fair value change of the Series A Warrants was $33.8 million and was recorded to the fair value change in warrant liabilities and premium conversion derivatives line item on the accompanying condensed consolidated statements of comprehensive loss for the six months ended June 30, 2021. As a result of the reclassification to equity, the Series A Warrants are no longer subject to remeasurement.

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants are fixed and were exercisable for 1,708,334 shares of Common Stock, as of the effective date of the Waiver Agreement, in the aggregate (without giving effect to any limitation on exercise contained therein). In April 2021, investors exercised Series B Warrants for a total of 1,629,634 shares. As of June 30, 2021, 78,700 Series B warrants were outstanding.

The Series B Warrants were accounted for and classified as equity on the accompanying condensed consolidated balance sheets.

8.	Share-based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of comprehensive loss for the three and six month periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$288	$159	$481	$201
Research and development	175	157	476	176
Total share-based compensation	$463	$316	$957	$377

Index

Notes to Condensed Consolidated Financial Statements
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

During the three and six months ended June 30, 2021, 218,000 and 259,800 stock options were granted to newly-hired consultants and employees, respectively, generally vesting over a six (6) to forty-eight (48) month period. During the three and six months ended June 30, 2020, 211,592 stock options to consultants were granted, generally vesting over a twelve (12) to twenty-one (21) month period. The Company recognized $434,000 and $316,000 in share-based compensation expense related to stock options during the three months ended June 30, 2021 and 2020, respectively, and $880,000 and $377,000 during the six months ended June 30, 2021 and 2020, respectively.  During the six months ended June 30, 2021, 7,386 stock options were exercised with an intrinsic value of $74,000.

The weighted average fair value per share of options granted during the three and six months ended June 30, 2021 was $4.50 and $4.85, respectively. The weighted average fair value per share of options granted during the three and six months ended June 30, 2020 was $5.98. The Company measures the fair value of stock options with service‑based and performance‑based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black‑Scholes option pricing model. The Company does not have history to support a calculation of volatility and expected term. As such, the Company has used a weighted‑average volatility considering the volatilities of several guideline companies.

For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life of the options was based on the contractual term for agreements that allow for exercise of vested options through the end of the contractual term upon termination of continuous service, and for all other agreements, was based on the midpoint between the vesting date and the end of the contractual term according to the “simplified method” as described in Staff Accounting Bulletin 110. The risk‑free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company records forfeitures when they occur.

The weighted‑average assumptions used in the Black‑Scholes option‑pricing model are as follows during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected stock price volatility	99.2%	95.5%	97.2%	95.5%
Expected life of options (years)	5.8	10.0	5.8	10.0
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	0.9%	0.7%	0.9%	0.7%

Index

Notes to Condensed Consolidated Financial Statements
During the three and six months ended June 30, 2021, 114,727 and 232,944 stock options vested, respectively. During the three and six months ended June 30, 2020, 14,586 and 81,198 stock options vested (as adjusted for the Exchange Ratio), respectively.

During the three and six months ended June 30, 2021, 25,558 options were forfeited. During the three and six months ended June 30, 2020, zero and 7,924 options were forfeited, respectively. As of June 30, 2021, 1,047,011 shares were available for future issuance under the 2020 Plan and Inducement Plan. No shares were available for future issuance under the 2018 Plan.

Unrecognized share‑based compensation cost was $2.8 million as of June 30, 2021. The unrecognized share‑based expense is expected to be recognized over a weighted average period of 1.3 years.

Ocuphire Restricted Stock Awards

The Company did not grant any restricted stock awards (RSAs) during any of the periods presented. The RSAs granted in previous periods were subject to various vesting schedules.  During the six months ended June 30, 2021 and 2020, 40,000 and zero RSAs vested, respectively, and no RSAs were forfeited during the periods presented. The share-based compensation expense attributed to the RSAs during the six months ended June 30, 2021 and 2020 was $22,000 and zero, respectively.

Ocuphire Stock Awards

The Company granted stock awards in the amount of 4,923 and 9,397 common shares to two board members for services performed during the three and six months ended June 30, 2021, respectively. The stock-based compensation related to these awards amounted to $29,000 and $55,000 during the three and six months ended June 30, 2021, respectively.

Former Rexahn Options

Following the closing of the Merger, 82 and 123 outstanding, unexercised and vested options to purchase Common Stock granted under the Rexahn Pharmaceuticals Stock Option Plan, as amended (the “Rexahn 2003 Plan”), remained outstanding as of June 30, 2021 and December 31, 2020 respectively. During the three and six months ended June 30, 2021, 41 options expired. The exercise price related to the outstanding options granted under the Rexahn 2003 Plan was $182.40 per share with an average remaining contractual life of 1.0 years.

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

In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares (as adjusted for the Exchange Ratio) of its common stock to Apexian and to certain affiliates of Apexian. The share issuance transaction was recorded in the amount of $2.1 million as IPR&D expense for the six months ended June 30, 2020 based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility.

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

None of the criteria to recognize milestone or royalty obligations were met during the six-month period ended June 30, 2021.

Index

Notes to Condensed Consolidated Financial Statements
10.	Related Party Transactions

CVR Agreement

The Company entered into a CVR Agreement with the former Rexahn stockholders. See Note 2 – Merger.

Convertible Notes with Related Parties

The Company entered into Convertible Note Purchase Agreements with certain investors beginning on May 25, 2018. Through June 30, 2020, Convertible Notes in the principal aggregate amount of $0.7 million were issued to four board members and to two officers, one of which was also a board member of the Company. See Note 6 – Convertible Notes.

Apexian Sublicense Agreement

On January 21, 2020, as amended on June 4, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc. (“Apexian”) and issued a total of 891,422 shares of common stock (as adjusted for the Exchange Ratio) to Apexian and to certain affiliates of Apexian, following which Apexian became a holder of over 5% of the Company’s common stock.  See Note 9 – Apexian Sublicense Agreement.

Pre-Merger Financing

Five directors of Private Ocuphire and one director of Rexahn participated in the Pre-Merger Financing, investing an aggregate of $300,000.  Following the closing of the Merger, these directors received 17,729 Converted Initial Shares, 53,189 Converted Additional Shares, 80,366 Series A Warrants and 9,444 Series B Warrants.  See Note 7 – Stockholders’ Equity (Deficit).

Waiver Agreements

Six directors of the Company signed Waiver Agreements, waiving certain reset provisions and financing restrictions.  These directors did not receive any of the additional Series B Warrants that were issued in connection with the Waiver Agreements. See Note 7 – Stockholders’ Equity (Deficit).

11.	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, restricted stock awards and stock options while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, restricted stock awards and stock options. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented. The historical share and per share data for periods prior to the November 5, 2020 closing of the Merger have been adjusted to give effect to the Exchange Ratio.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six month periods ended presented below:

	June 30,
	2021	2020
Warrants	7,282,999	—
Stock options	2,011,054	1,241,388
Unissued stock awards	4,923	—
Former Rexahn warrants	66,538	—
Former Rexahn options	82	—

12.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2021 and 2020 was zero percent. As of June 30, 2021, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

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

Overview

Ocuphire is a clinical-stage ophthalmic biopharmaceutical company focused primarily on developing and commercializing therapies for the treatment of several eye disorders. Ocuphire’s pipeline currently includes two small molecule product candidates targeting front and back of the eye indications.

Its lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. As a result, Nyxol can potentially be used for the treatment of multiple indications such as dim light or night vision disturbances (“NVD”), reversal of pharmacologically-induced mydriasis (which refers to the use of pharmacological agents to dilate the pupil for office-based eye exams) and presbyopia (a gradual, age-related loss of the eyes’ ability to focus on nearby objects). Ocuphire management believes this multiple indication potential represents a significant market opportunity. Nyxol has been studied across three Phase 1, five Phase 2, and one Phase 3 trials totaling over 500 patients and has demonstrated promising clinical data for use in multiple ophthalmic indications. Ocuphire initiated a Phase 3 trial for reversal of pharmacologically-induced mydriasis (“RM”) in the fourth quarter of 2020 and reported positive top-line results within four months on March 15, 2021. Ocuphire initiated a Phase 2 trial in combination with low dose pilocarpine for presbyopia (VEGA-1) in the first quarter of 2021 and reported positive top-line results on June 30, 2021. The company is evaluating further the VEGA-1 results and designing pivotal Phase 3 trials (VEGA-2/3) to be conducted in the first half of 2022. Ocuphire also initiated a Phase 3 trial (LYNX-1) for the treatment of NVD in the fourth quarter of 2020 and top-line data for this study are expected to be reported in early 2022. Building on the positive results of the MIRA-2 Phase 3 trial for Nyxol, a second Phase 3 registration trial (MIRA-3) and a small pediatric study (MIRA-4) are planned to start in the second half of 2021, with results expected in early 2022.  Assuming successful and timely completion of these RM trials, Ocuphire anticipates submitting a New Drug Application (“NDA”) for Nyxol to the U.S. Food and Drug Administration (“FDA”) in late 2022 under the 505(b)(2) pathway.

Ocuphire’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) vascular diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. DR is a disease resulting from diabetes in which chronically elevated blood sugar levels cause progressive damage to blood vessels in the retina. DME is a severe form of DR which involves leakage of protein and fluid into the macula, the central portion of the retina, causing swelling and damage. Prior to Ocuphire’s in-licensing of the product candidate, APX3330 had been studied by third parties in six Phase 1 and five Phase 2 trials totaling over 440 patients for inflammatory and oncology indications, and had demonstrated promising evidence of tolerability, pharmacokinetics, durability, and target engagement. Ocuphire initiated enrollment for the Phase 2 trial (ZETA-1) for APX3330 in April 2021 for the treatment of patients with DR, including moderately severe non-proliferative DR (“NPDR”) and mild proliferative DR (“PDR”), as well as patients with DME without loss of central vision. Top-line data for this study are expected to be reported in 2022. Ocuphire has also in-licensed APX2009 and APX2014, which are additional second-generation product candidates and analogs of APX3330.

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

Although Rexahn was the legal acquirer and issued shares of its common stock to effect the Merger with Ocuphire, Ocuphire was considered the accounting acquirer. In accordance with the accounting guidance under Accounting Standards Update (“ASU”) 2017-01, the Merger was accounted for as an asset acquisition. Accordingly, the assets and liabilities of Rexahn were recorded as of the Closing at the purchase price of the accounting acquirer, Ocuphire. Ocuphire allocated the total purchase price among the individual assets acquired on a fair value basis or carrying value as appropriate. A final determination of these estimated fair values was based on the actual net tangible assets of Rexahn that existed as of the date of the completion of the transaction. As of the Closing, the net assets of Rexahn were recorded at their acquisition-date relative fair values in the consolidated financial statements of Ocuphire and the reported operating results prior to the Merger are those of Private Ocuphire.

Pursuant to the Merger Agreement, the number of shares of common stock issued to Private Ocuphire’s stockholders for each share of Ocuphire’s common stock outstanding immediately prior to the Merger was calculated using an exchange ratio (“Exchange Ratio”) of 1.0565 shares of Common Stock for each share of Private Ocuphire common stock.

Strategic Outlook

As part of its strategy, Ocuphire will continue to explore opportunities to acquire additional ophthalmic assets and to seek strategic partners for late-stage development, regulatory preparation and commercialization in key global markets. To date, Ocuphire’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. Ocuphire does not have any products approved for sale and has not generated any significant amounts of revenue. Ocuphire does not expect to generate significant revenues until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, Ocuphire expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through June 30, 2021, Ocuphire has funded its operations primarily through equity financings that totaled $40.2 million in gross proceeds, of which $21.15 million was received in connection with the Merger, net cash at Rexahn, a minor amount of license fee payments earned under license agreements related to Rexahn’s RX-3117 drug compound, and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds. Ocuphire’s net losses were $46.2 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, Ocuphire had an accumulated deficit of $78.8 million. Ocuphire anticipates that its expenses will increase substantially as it:

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

Ocuphire’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of its preclinical studies, clinical trials and its expenditures on other research and development activities as well as level of license fee payments received under license agreements in connection with the former Rexahn drug compounds.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Recent Developments

Clinical and CMC Milestones

In June, the Company announced successful results from the VEGA-1 Phase 2 trial of Nyxol plus low-dose pilocarpine (LDP) for the treatment of presbyopia. The trial met its primary endpoint of 3 lines of near vision improvement and multiple key secondary endpoints such as fast onset of action and durability with statistical significance and a favorable safety profile (including no headaches).

In the quarter, the Company also submitted an EOP2 CMC Meeting request and received formal guidance from the FDA for the 0.75% Nyxol preservative-free, blow-filled-seal commercial product.

COVID-19

With the resurgence of COVID-19 cases, Ocuphire may likely continue to experience disruptions in its manufacturing, supply chain, research and development operations, clinical enrollment, regulatory process, financial position, and financing terms. The global outbreak of COVID-19 continues to rapidly evolve. Although Ocuphire cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Ocuphire’s results of future operations, financial position, and liquidity over the next 12 or more months.

Change of Transfer Agent

Effective April 9, 2021, the Company appointed American Stock Transfer & Trust Company, LLC (“AST”) as its transfer agent and registrar.  All of the Company’s registered shares of common stock were transferred from Olde Monmouth Stock Transfer Co. to AST.

Financial Operations Overview

Collaborations Revenue

Collaborations revenue to date was derived from fees earned from a license agreement with BioSense Global LLC (“BioSense”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we may earn additional revenues stemming from additional milestone and royalty payments from this or other related license agreements related to Rexahn’s legacy drug compounds; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain.

To date, outside of the limited collaborations revenue referenced above, Ocuphire does not expect to generate significant revenue unless or until it obtains regulatory approval of and commercializes Nyxol or APX3330. If Ocuphire fails to complete the development of Nyxol, APX3330, or any other product candidate it may pursue in the future, in a timely manner, or fails to obtain regulatory approval, Ocuphire’s ability to generate future revenue would be compromised.

General and Administrative Expenses

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

Research and Development Expenses

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Other Income

Other income includes interest earned from cash and cash equivalent investments and reimbursements in connection with grants and other sources.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as Ocuphire has incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of June 30, 2021 and December 31, 2020.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change

Collaborations revenue	$100	$—	$100

Operating expenses:
General and administrative	3,408	551	2,857
Research and development	3,829	711	3,118
Total operating expenses	7,237	1,262	5,975
Loss from operations	(7,137)	(1,262)	(5,875)
Interest expense	—	(689)	689
Fair value change in warrant liabilities and premium conversion derivatives		(919)	919
Gain on note extinguishment	—	1,260	(1,260)
Other income	1	6	(5)
Loss before income taxes	(7,136)	(1,604)	(5,532)
Provision for income taxes	—	—	—
Net loss	$(7,136)	$(1,604)	$(5,532)

Collaborations Revenue

Collaborations revenue was $0.1 million for the three months ended June 30, 2021. Revenue during the period was derived from the license agreement with BioSense related to certain technology transfers. There was no collaborations revenue recognized during the comparable prior year period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $3.4 million compared to $0.6 million for the three months ended June 30, 2020. The $2.9 million increase was attributable to an increase primarily in administrative employee headcount, stock-based compensation, insurance, legal and settlement costs, and costs associated with operating as a public company subsequent to the reverse merger in the current period. General and administrative expenses included $0.3 million and $0.2 million in stock-based compensation expense during the three months ended June 30, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $3.8 million compared to $0.7 million for the three months ended June 30, 2020. The $3.1 million increase was primarily attributable to four new clinical trials and manufacturing activities for Nyxol and APX3330 as well as regulatory, preclinical and other development activities. Research and development expenses also included $0.2 million in stock-based compensation expense during the three months ended June 30, 2021 and 2020.

Interest Expense

Non-cash interest expense for the three months ended June 30, 2020 of $0.7 million was comprised of interest on principal and amortization of debt discounts related to Ocuphire convertible notes.  There was no interest expense during the current year period.

Fair Value Change in Warrant Liabilities and Premium Conversion Derivatives

The fair value change in warrant liabilities and premium conversion derivatives was an expense of  $0.9 million for the three months ended June 30, 2020 attributed to the change in fair value for the premium conversion derivatives due primarily to fluctuations in the fair value of Ocuphire common stock and the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire convertible notes that were outstanding during the period.  The fair value change in warrant liabilities and premium conversion derivatives during the three months ended June 30, 2021 was under $1,000, related to Rexahn Warrants.

Gain on Note Extinguishment

Non-cash gain on note extinguishment for the three months ended June 30, 2020 was $1.3 million as a result of the Note Conversion Agreement (as defined and further described below). The Note Conversion Agreement was deemed to be a substantial modification to the Ocuphire convertible notes (as defined below), and as such, the Company recorded the modification as a note extinguishment. There were no convertible notes outstanding during the three month period ended June 30, 2021.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Other Income

During the three months ended June 30, 2021 and 2020, Ocuphire had other income of $1,000 and $6,000, respectively.  Other income during the three months ended June 30, 2021 consisted primarily of interest income from our cash and cash equivalent investments. Other income during the three months ended June 30, 2020 consisted of interest income from our cash and cash equivalent deposits of $2,000 and $4,000 received from a grant from the U.S. Small Business Administration for economic relief stemming from the COVID-19 pandemic.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change

Collaborations revenue	$100	$—	$100

Operating expenses:
General and administrative	5,112	942	4,170
Research and development	7,311	929	6,382
Acquired in‑process research and development	—	2,126	(2,126)
Total operating expenses	12,423	3,997	8,426
Loss from operations	(12,323)	(3,997)	(8,326)
Interest expense	—	(1,243)	1,243
Fair value change in warrant liabilities and premium conversion derivatives	(33,829)	(721)	(33,108)
Gain on note extinguishment	—	1,260	(1,260)
Other income	2	9	(7)
Loss before income taxes	(46,150)	(4,692)	(41,458)
Provision for income taxes	—	—	—
Net loss	$(46,150)	$(4,692)	$(41,458)

Collaborations Revenue

Collaborations revenue was $0.1 million for the six months ended June 30, 2021. Revenue during the period was derived from the license agreement with BioSense related to certain technology transfers. There was no collaborations revenue recognized during six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $5.1 million compared to $0.9 million for the six months ended June 30, 2020. The $4.2 million increase was attributable to an increase primarily in administrative employee headcount, stock-based compensation, professional services, insurance, legal and settlement costs, and costs associated with operating as a public company subsequent to the reverse merger in the current period. General and administrative expenses included $0.5 million and $0.2 million in stock-based compensation expense during the six months ended June 30, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 were $7.3 million compared to $0.9 million for the six months ended June 30, 2020. The $6.4 million increase was primarily attributable to four new clinical trials and manufacturing activities for Nyxol and APX3330 as well as regulatory, preclinical and other development activities. Research and development expenses also included $0.5 million and $0.2 million in stock-based compensation expense during the six months ended June 30, 2021 and 2020, respectively.

Acquired In-Process Research and Development Expenses

On January 21, 2020, Ocuphire entered into a sublicense agreement with Apexian for continued research and development and potential commercialization of its lead product, APX3330 (the “Apexian Sublicense Agreement”). Ocuphire issued 891,422 shares (as adjusted for the Exchange Ratio) of its common stock to Apexian related to the Apexian Sublicense Agreement. The fair value of the common stock issued to Apexian was $2.1 million and was recorded as IPR&D expense during the six months ended June 30, 2020. Accounting standards require that the fair value of IPR&D with no alternative future use be charged to expense on the acquisition date. There were no IPR&D costs in the current year period.

Interest Expense

Non-cash interest expense for the six months ended June 30, 2020 of $1.2 million was comprised of interest on principal and amortization of debt discounts related to Ocuphire convertible notes.  There was no interest expense during the current year period.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Fair Value Change in Warrant Liabilities and Premium Conversion Derivatives

The fair value change in warrant liabilities and premium conversion derivatives was an expense of $33.8 million for the six months ended June 30, 2021 compared to an expense of $0.7 million for the six months ended June 30, 2020. The $33.1 million change was due primarily to the issuance of the Series A Warrants in connection with the Pre-Merger Financing in November 2020 and to the fluctuations in Ocuphire’s common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire warrant liabilities and convertible notes that were outstanding during the relevant periods. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity and are no longer subject to remeasurement.

Gain on Note Extinguishment

Non-cash gain on note extinguishment for the six months ended June 30, 2020 was $1.3 million as a result of the Note Conversion Agreement (as defined and further described below). The Note Conversion Agreement was deemed to be a substantial modification to the Ocuphire convertible notes (as defined below), and as such, the Company recorded the modification as a note extinguishment.

Other Income

During the six months ended June 30, 2021 and 2020, Ocuphire had other income of $2,000 and $9,000, respectively.  Other income during the six months ended June 30, 2021 consisted of primarily of interest income from our cash and cash equivalent investments. Other income during the six months ended June 30, 2020 consisted of interest income from our cash and cash equivalent investments of $5,000 and $4,000 received from a grant from the U.S. Small Business Administration for economic relief stemming from the COVID-19 pandemic.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2021, Ocuphire’s principal sources of liquidity consisted of cash and cash equivalents of $24.2 million. Ocuphire’s cash and cash equivalents are invested primarily in cash deposits at a large, long-standing financial institution.

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

Historical Capital Resources

Ocuphire’s primary source of cash to fund Ocuphire’s operations has been from various equity offerings in the amount of $40.2 million and the issuance of convertible notes subsequent to the Ocuphire’s incorporation in April 2018 in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold of an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”) at an offering price of $4.875 per one Share and 0.50 RDO Warrants, for gross proceeds of approximately $15,000,000, before deducting AGP’s fees and related offering expenses in the amount of approximately $1.1 million. The purchase agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

Index

Ocuphire Pharma, Inc.
Form 10-Q
The RDO Warrants have an exercise price of $6.09 per share and are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%.

The offering of the Securities was made pursuant to the Company’s effective shelf registration statement on Form S-3.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and six months ended June 30, 2021, 900,943 shares were sold under the 2021 ATM for gross proceeds in the amount of approximately $4.1 million.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of June 30, 2021, 5,665,838 Series A Warrants were still outstanding.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable for 665,836 shares of Common Stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,334 shares of Common Stock upon execution of the Waiver Agreements. As of June 30, 2021, 78,700 Series B Warrants were still outstanding.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(10,140)	$(1,383)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	17,975	700
Net increase (decrease) in cash and cash equivalents	$7,835	$(683)

Cash Flow from Operating Activities

For the six months ended June 30, 2021, cash used in operating activities of $10.1 million was attributable to a net loss of $46.2 million, partially offset by $36.4 million in non-cash operating expenses and a net change of $(0.4) million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted of the fair value change in the warrant liabilities of $33.8 million, a share settlement with certain investors in the amount of $1.6 million, stock-based compensation of $1.0 million and depreciation expense of $2,000. The change in operating assets and liabilities was primarily attributable to a decrease in Ocuphire’s accrued liabilities, on net basis, offset in part by a decrease in prepaid expenses and an increase in accounts receivable associated with the fluctuations of Ocuphire’s operating expenses and in connection with operating as a public company post-Merger.

For the six months ended June 30, 2020, cash used in operating activities of $1.4 million was attributable to a net loss of $4.7 million, partially offset by $3.2 million in non-cash expenses and a net change of $0.1 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted of the fair value of common shares issued related to IPR&D in the amount of $2.1 million, interest and discount amortization related to the Ocuphire convertible notes of $1.2 million, fair value change in the premium conversion derivatives of $0.7 million, gain on note extinguishment ($1.2) million related to the Note Conversion Agreement, $0.4 million related to stock-based compensation and depreciation expense of $6,000. The change in operating assets and liabilities was primarily attributable to a decrease in prepaid expenses offset partially by a net decrease in accounts payable and accrued expenses associated with the fluctuations of Ocuphire’s operating expenses.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $18.0 million in connection with proceeds received from both the Registered Direct Offering and 2021 ATM net of issuance costs.

Net cash provided by financing activities during the six months ended June 30, 2020 was $0.7 million consisting of proceeds from the issuance of the Ocuphire convertible notes, offset partially by deferred offering costs of $0.1 million.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Liquidity and Capital Resource Requirements

Ocuphire has no significant sources of revenue to sustain its present activities.  Ocuphire does not expect to generate significant revenue until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, it expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Ocuphire does not have any committed external source of funds. To the extent that Ocuphire raises additional capital through the sale of equity or convertible debt securities, the ownership interest of Ocuphire’s stockholders will be diluted, and the terms of these securities may include liquidation, warrants, or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting Ocuphire’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If Ocuphire raises additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, Ocuphire may have to relinquish valuable rights to its technologies, future revenue streams or grant licenses on terms that may not be favorable to Ocuphire. If Ocuphire is unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, Ocuphire may be required to delay, limit, reduce or terminate its product development, future commercialization efforts, or grant rights to develop and market its product candidates that Ocuphire would otherwise prefer to develop and market itself.

Future Capital Requirements

Ocuphire’s independent registered public accounting firm included an explanatory paragraph in its report on Ocuphire’s financial statements as of and for the years ended December 31, 2020 and 2019, noting the existence of substantial doubt about Ocuphire’s ability to continue as a going concern. This uncertainty arose from management’s review of Ocuphire’s results of operations and financial condition and its conclusion that, based on Ocuphire’s operating plans, Ocuphire did not have sufficient existing working capital to sustain operations through December 31, 2021. Since the issuance of the independent registered public accounting firm’s report, Ocuphire has raised $18.0 million, net of offering expenses, through the sale of common stock in the Registered Direct Offering and the 2021 ATM.  To continue to fund operations, Ocuphire will need to raise capital. Ocuphire may obtain additional financing in the future through the issuance of common stock, through other equity or debt financings or through collaborations or partnerships with other companies. Ocuphire may not be able to raise additional capital on terms acceptable to it, or at all, and any failure to raise capital as and when needed could compromise Ocuphire’s ability to execute on its business plan.

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

Contractual Obligations and Commitments

Facility Lease

Ocuphire leases a facility under a non-cancellable operating lease that commenced on June 8, 2019 and expires on December 31, 2021, as amended, for a base rent in the amount of $3,000 per month. Additionally, Ocuphire was leasing 5,466 square feet of office space in Rockville, Maryland previously occupied by Rexahn for a base rent of approximately $13,000 per month.  The Rockville, Maryland lease expired in June 2021.

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

In connection with the Apexian Sublicense Agreement, Ocuphire issued 891,422 shares (as adjusted for the Exchange Ratio) of Private Ocuphire common stock to Apexian and certain of Apexian’s affiliates. The share issuance transaction was recorded in the amount of $2.1 million as IPR&D expense during the six months ended June 30, 2020 based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility.  Ocuphire also paid the balance remaining of $0.4 million of Ref-1 Inhibitor program costs to Apexian following the Company’s listing on a major stock exchange.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

During the three months ended June 30, 2021, we began recognizing collaborations revenue derived from the license agreements.  As a result, we added the following critical accounting policies below:

Allowances for Doubtful Accounts

We record a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and general economic conditions. Account balances are charged off against the allowance when we believe that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of our estimated allowance.

Revenue Recognition

We follow the provisions of ASC 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license agreements which have revenue recognition implications.

In determining the appropriate amount of revenue to be recognized, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Performance obligations may include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations are either completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. We allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Milestone payments: At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. When our assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded as revenue based upon when the customer obtains control of each element.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Recent Accounting Pronouncements

Refer to Note 1- “Company Description and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Item 1A.	Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.  You should carefully consider the risks and uncertainties described therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT

NUMBER	DESCRIPTION OF DOCUMENT
1.1
Placement Agency Agreement, dated as of June 4, 2021, by and between Ocuphire Pharma, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K/A, filed on June 7, 2021.

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

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

4.1	Form of Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, filed on June 7, 2021).

10.1
Form of Securities Purchase Agreement, dated as of June 4, 2021, by and among Ocuphire Pharma, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on June 7, 2021).

Index

Ocuphire Pharma, Inc.
Form 10-Q
10.2	Processa License Agreement dated June 16, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Index

Ocuphire Pharma, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2021

Ocuphire Pharma, Inc.

By:	/s/ Mina Sooch
Mina Sooch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Vice President Finance
(Principal Financial Officer)