Form 10-Q
period 2021-09-30
Ocuphire Pharma, Inc.
filed 2021-11-12
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of November 10, 2021 was 17,300,481.

OCUPHIRE PHARMA, INC.
FORM 10-Q
INDEX

		Page
	PART 1 – FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

	PART II – OTHER INFORMATION	33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES		34

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,250	$16,399
Short-term investments	383	—
Prepaids and other assets	560	1,269
Total current assets	23,193	17,668
Property and equipment, net	11	14
Total assets	$23,204	$17,682

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,434	$1,214
Accrued expenses	1,204	1,971
Total current liabilities	2,638	3,185
Warrant liabilities	—	27,964
Total liabilities	2,638	31,149

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 17,295,434 and 10,882,495 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	2	1
Additional paid-in-capital	103,619	19,207
Accumulated deficit	(83,055)	(32,675)
Total stockholders’ equity (deficit)	20,566	(13,467)
Total liabilities and stockholders’ equity (deficit)	$23,204	$17,682

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Collaborations revenue	$489	$—	$589	$—

Operating expenses:
General and administrative	1,595	565	6,707	1,508
Research and development	3,126	1,383	10,437	2,311
Acquired in‑process research and development	—	—	—	2,126
Total operating expenses	4,721	1,948	17,144	5,945
Loss from operations	(4,232)	(1,948)	(16,555)	(5,945)
Interest expense	—	(179)	—	(1,422)
Fair value change of warrant liability and premium conversion derivatives	—	879	(33,829)	158
Gain on note extinguishment	—	—	—	1,260
Other income, net	2	—	4	9
Loss before income taxes	(4,230)	(1,248)	(50,380)	(5,940)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(4,230)	(1,248)	(50,380)	(5,940)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(4,230)	$(1,248)	$(50,380)	$(5,940)
Net loss per share:
Basic and diluted (Note 11)	$(0.25)	$(0.33)	$(3.64)	$(1.61)
Number of shares used in per share calculations:
Basic and diluted	16,925,006	3,743,907	13,841,067	3,678,840

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2019	2,852,485	$—	$495	$(8,055)	$(7,560)
Issuance of common stock in exchange for in-process research and development	891,422	—	2,126	—	2,126
Share–based compensation	—	—	61	—	61
Net and comprehensive loss	—	—	—	(3,088)	(3,088)
Balance at March 31, 2020	3,743,907	—	2,682	(11,143)	(8,461)
Gain on note extinguishment (Note 4)	—	—	971	—	971
Share–based compensation	—	—	316	—	316
Net and comprehensive loss	—	—	—	(1,604)	(1,604)
Balance at June 30, 2020	3,743,907	—	3,969	(12,747)	(8,778)
Share–based compensation	—	—	616	—	616
Net and comprehensive loss	—	—	—	(1,248)	(1,248)
Balance at September 30, 2020	3,743,907	$—	$4,585	$(13,995)	$(9,410)

Balance at December 31, 2020	10,882,495	$1	$19,207	$(32,675)	$(13,467)
Reclassification of Series A warrant liability to equity	—	—	61,793	—	61,793
Share–based compensation	40,000	—	494	—	494
Exercise of stock options	7,386	—	10	—	10
Net and comprehensive loss	—	—	—	(39,014)	(39,014)
Balance at March 31, 2021	10,929,881	1	81,504	(71,689)	9,816
Issuance of common stock and warrants in connection with registered direct offering	3,076,923	1	14,999	—	15,000
Issuance of common stock in connection with the at-the-market program	900,943	—	4,067	—	4,067
Issuance of common stock in connection with settlement with investors	350,000	—	1,614	—	1,614
Issuance costs	—	—	(1,271)		(1,271)
Share–based compensation	4,474	—	463	—	463
Exercise of Series B warrants	1,629,634	—	—	—	—
Net and comprehensive loss	—	—	—	(7,136)	(7,136)
Balance at June 30, 2021	16,891,855	2	101,376	(78,825)	22,553
Issuance of common stock in connection with the at-the-market program	332,600	—	1,739	—	1,739
Issuance costs	—	—	(50)	—	(50)
Share–based compensation	4,923	—	478	—	478
Exercise of options	66,056	—	76	—	76
Net and comprehensive loss	—	—	—	(4,230)	(4,230)
Balance at September 30, 2021	17,295,434	$2	$103,619	$(83,055)	$20,566

                     See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(50,380)	$(5,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,435	993
Depreciation	3	7
Non-cash acquired in-process research and development	—	2,126
Non-cash interest on convertible notes	—	433
Non-cash interest on convertible notes – related party	—	45
Non-cash discount amortization on convertible notes	—	874
Non-cash discount amortization on convertible notes – related party	—	70
Fair value change in warrant liabilities and premium conversion derivatives	33,829	(158)
Non-cash share settlement with investors	1,614	—
Receipt of investments related to license agreement	(289)	—
Unrealized gain from short-term investments	(94)	—
Gain on note extinguishment	—	(1,260)
Change in assets and liabilities:
Prepaid expenses and other assets	709	126
Accounts payable	216	214
Accrued and other liabilities	(767)	31
Net cash used in operating activities	(13,724)	(2,439)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock – registered direct offering	15,000	—
Proceeds from issuance of common stock – at-the-market program	5,806	—
Proceeds from issuance of convertible notes	—	1,748
Issuance costs	(1,317)	(1)
Deferred offering costs	—	(123)
Exercise of stock options	86	—
Net cash provided by financing activities	19,575	1,624
Net increase (decrease) in cash and cash equivalents	5,851	(815)
Cash and cash equivalents at beginning of period	16,399	1,537
Cash and cash equivalents at end of period	$22,250	$722
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Non-cash reclassification of Series A warrant liability to equity	$61,793	$—
Bifurcation of premium conversion derivative related to convertible notes	$—	$831
Unpaid deferred offering and issuance costs	$4	$1,278
Net change in proceeds receivable from convertible note issuance	$—	$450

See accompanying notes.

Index
Notes to Condensed Consolidated Financial Statements

1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (together with its subsidiary OcuSub, Inc., the “Company” or “Ocuphire”) is a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of several eye disorders. The Company’s pipeline currently includes two small-molecule product candidates targeting front and back of the eye indications. The Company’s lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The Company’s second product candidate, APX3330, is a twice-a-day oral tablet, designed to target multiple pathways relevant to retinal and choroidal vascular diseases, such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”). The Company has also in-licensed other product candidates including second-generation product candidates and analogs of APX3330, including APX2009 and APX2014.

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

Reverse Merger with Rexahn

On June 17, 2020, Ocuphire, Rexahn Pharmaceuticals, Inc. (“Rexahn”), and Razor Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Rexahn (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization, as amended on June 29, 2020 (as amended, the “Merger Agreement”), pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub would merge with and into Ocuphire, with Ocuphire continuing as a wholly-owned subsidiary of Rexahn and the surviving corporation of the merger (the “Merger”). The Merger closed on November 5, 2020.  Upon completion of the Merger, Rexahn changed its name to Ocuphire Pharma, Inc. and changed its ticker symbol on the Nasdaq Capital Market to “OCUP”.

The Company’s headquarters is located in Farmington Hills, Michigan.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. As a result of the COVID-19 pandemic, Ocuphire has experienced, and will likely continue to experience, disruptions in its manufacturing, supply chain, research and development operations, clinical enrollment, regulatory process as well as impacts to financial position and difficulties in obtaining more favorable financing terms. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact Ocuphire’s business and preclinical and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. Although Ocuphire cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Ocuphire’s results of future operations, financial position, and liquidity over the next 12 or more months.

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2020.

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

Index

Notes to Condensed Consolidated Financial Statements
Going Concern

The Company’s ability to continue operating as a going concern is contingent upon, among other things, its ability to secure additional financing and to achieve and maintain profitable operations. To continue to fund operations, Ocuphire will need to raise capital. The Company plans to issue additional equity instruments and possibly debt to finance operating and working capital requirements. While the Company expects to obtain the additional financing that is needed, there is no assurance that the Company will be successful in obtaining the necessary funding for future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of deposit to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalent balances in bank accounts. The Company keeps its cash and cash equivalent balances with high quality financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes that no significant concentration of credit risk exists with respect to those cash and cash equivalent balances.As of September 30, 2021, the Company had deposits that exceeded federally insured amounts by $21.8 million.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and are recorded on a settlement date basis. The Company’s investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the condensed consolidated balance sheets.  Subsequent changes in fair values are recorded in other income, net on the condensed consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its condensed consolidated balance sheets. The Company did not recognize any impairments on its investments during the three and nine months ended September 30, 2021 and 2020.

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

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a five-step model to determine how revenue is recognized. The Company has entered into license agreements which have revenue recognition implications. (See Note 5 – Collaboration License Agreements.)

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

Index

Notes to Condensed Consolidated Financial Statements
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

As of September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, prepaid and other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s convertible notes while outstanding were based on amortized cost which was deemed to approximate fair value. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the warrant liabilities and premium conversion derivatives, while outstanding, were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2021 and 2020.

Index

Notes to Condensed Consolidated Financial Statements
The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$383	$383	$—	$—
Total assets at fair value	$383	$383	$—	$—

	As of December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$27,964	$—	$—	$27,964
Total liabilities at fair value	$27,964	$—	$—	$27,964

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Short-term Investments
Balance as of beginning of period	$—	$—
Receipt of investments related to license agreement	342	—
Unrealized gain	41	—
Balance as of end of period	$383	$—

The following table provides a roll-forward of the warrant liabilities and premium conversion derivatives measured at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Warrant liabilities
Balance as of beginning of period	$27,964	$—
Change in fair value of warrant liability	33,829	—
Reclassification of Series A warrants from liability to equity	(61,793)	—
Balance as of end of period	$—	$—

	2021	2020
Premium conversion derivatives
Balance as of beginning of period	$—	$2,714
Value assigned to the underlying derivatives in connection with convertible notes	—	831
Revaluation due to convertible note extinguishment	—	(3,087)
Change in fair value of premium conversion derivatives	—	(158)
Balance as of end of period	$—	$300

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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of September 30, 2021, $91,000 was due under the CVR Agreement and was recorded in the other income, net line item in the condensed consolidated statements of comprehensive loss.

As of the November 5, 2020, the Merger closing date, and September 30, 2021, no milestones under the license agreements subject to the CVR Agreement had been accrued as there were no potential milestones yet considered probable.

Former Rexahn Warrants

Upon the closing of the Merger, 231,433  unexercised Rexahn warrants to purchase Common Stock remained outstanding, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of September 30, 2021, 66,538 of the Rexahn warrants remained outstanding with exercise prices ranging from $38.40 to $198.00 per share with an average remaining contractual life of 2.2 years.

Index

Notes to Condensed Consolidated Financial Statements
3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of September 30, 2021, there was sufficient uncertainty with regard to both the outcome of the relevant clinical trials and the ability of the Company to obtain sufficient funding to support any of the cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

Facility Leases

In May 2019, the Company entered into a short-term non-cancellable facility lease (the “Lease”) for its operations and headquarters for a seven-month term beginning in June 2019. The Lease, as amended, has extended the term to December 31, 2022. Additionally, Ocuphire leased office space in Rockville, Maryland through June 30, 2021 previously occupied by Rexahn (the “Rexahn Lease”). The Lease and the Rexahn Lease qualified for the short-term lease exception under ASC 842. The monthly base rent, as amended, for the Lease is approximately $3,000.  The monthly base rent for the Rexahn Lease was $13,000. The rent expense associated with the Lease amounted to $9,000 and $12,000 during the three months ended September 30, 2021 and 2020, respectively. The rent expense associated with the Lease and Rexahn Lease amounted to $107,000 and $30,000 during the nine months ended September 30, 2021 and 2020, respectively.

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

4.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaids	$514	$1,243
Other	46	26
Total prepaids and other assets	$560	$1,269

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	September 30, 2021	December 31, 2020
Equipment	$20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(14)	(11)
Property and equipment, net	$11	$14

Depreciation expense was $1,000 for the three months ended September 30, 2021 and 2020, and $3,000 and $7,000 for the nine months ended September 30, 2021 and 2020, respectively.

Index

Notes to Condensed Consolidated Financial Statements
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
R&D services and supplies	$535	$1,440
Payroll	394	320
Professional services	267	186
Other	8	25
Total	$1,204	$1,971

5.  Collaboration and License Agreements
BioSense License and Assignment Agreement
On March 10, 2020, pre-Merger, Rexahn entered into an amendment to its collaboration and license agreement, (as amended, the “BioSense License and Assignment Agreement”) with BioSense to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “BioSense Territory”). Under the terms of the BioSense License and Assignment Agreement, the Company (i) granted BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the BioSense Territory and (ii) assigned and transferred all of the former Rexahn patents and patent applications related to RX-3117 in the BioSense Territory. The upfront payment consisted of an aggregate of $1,650,000, of which $1,550,000 was paid to Rexahn prior to the Merger. During the nine months ended September 30, 2021, the Company satisfied a performance obligation for the $100,000 payment that was remaining and recorded this amount as collaboration revenue. The Company received payments from BioSense of $50,000 in April 2021 and $50,000 in July 2021.

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of September 30, 2021, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.  Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

As consideration for the Processa License Agreement, the Company received an upfront payment in July 2021 consisting of 44,689 shares of Processa common stock with a value of $342,000 and a $200,000 cash payment. The Company is restricted from selling the Processa common stock for a period of one year. As additional consideration, Processa will make payments to the Company upon the achievement of certain development and regulatory milestones, which primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, Processa will pay the Company mid-single-digit royalties based on annual sales under the license and will make one-time sales milestone payments based on the achievement during a calendar year of certain thresholds for annual sales. Processa is also required to give the Company 32% of any milestone payments received based on any sub-license agreement Processa may enter into with respect to the Processa License Agreement. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of September 30, 2021, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

Index

Notes to Condensed Consolidated Financial Statements
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

As of September 30, 2021, the Company has fulfilled its performance obligations with respect to the upfront payment under the Processa License Agreement and has recognized the associated licensing revenue in connection with the payment.

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

Prior to the completion of the Merger, on June 8, 2020, the Company amended the Convertible Notes (the “Conversion Agreement”). Under the Conversion Agreement, upon such date selected by the Company following Rexahn’s receipt of the required Rexahn stockholder vote and prior to the effectiveness of the Merger, each Convertible Note shall automatically and without any action required by any purchaser or the Company be cancelled and, simultaneously with such cancellation, convert into that number of fully paid and non-assessable shares of the Company’s common stock that is equal to 175% times  the outstanding principal and accrued but unpaid interest (“Note Value”) divided by the conversion price (the “Conversion Price”), rounded to the nearest whole share. The Conversion Price has the meaning of the per share price resulting from the quotient of (1) $100,000,000 less the aggregate amount of 175% times the Note Value of all of the Convertible Notes divided by (2) the fully diluted shares (the “Fully Diluted Shares”). Fully Diluted Shares has the meaning of: (1) all of the issued outstanding shares of the Company’s common stock; and (2) the aggregate number of shares of the Company’s common stock reserved for issuance under all outstanding options or other awards under equity incentive plans of the Company in effect as of such date of determination.

The addition of the new conversion feature under the Conversion Agreement represented a substantial modification to the Convertible Notes, and as such, the Company recorded the modification as a note extinguishment. On the modification date, the fair value of the Convertible Notes (inclusive of the embedded features) was $1,260,000 lower upon modification than the aggregate of the carrying value of the Convertible Notes and the fair value of the embedded features; the difference was recorded as a gain on note extinguishment in the accompanying condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2020.

Lastly, an increase to additional paid-in capital in the amount of $971,000 was recorded in connection with the Conversion Agreement to account for the excess of the Convertible Notes’ fair value over the aggregate value of outstanding note principal, accrued interest and fair value of the premium conversion derivatives upon execution of the Conversion Agreement.

The Convertible Notes accrued interest at a rate of 8% per annum, calculated on a 365-day year basis. Interest expense on principal during the three and nine months ended September 30, 2020 was $171,000 and $478,000, respectively.

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

Index

Notes to Condensed Consolidated Financial Statements
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

Redemption Features

The Company determined that all of the conversion provisions, except for the conversion provision upon Merger close, were redemption features that qualified as embedded derivatives. The qualifying embedded derivatives were collectively separated from their debt host upon the issuance of the Convertible Notes. The bifurcation of the embedded derivatives from the debt host resulted in a discount to the Convertible Notes in the amount of $831,000 during the nine months ended September 30, 2020. The embedded derivatives were accounted for separately on a fair market value basis. There were no outstanding premium conversion derivatives as of September 30, 2021 or December 31, 2020 given the conversion of the Convertible Notes. The Company recorded the fair value changes of the premium conversion derivatives while outstanding to the fair value change of warrant liability and premium conversion derivatives line item in the accompanying condensed consolidated statements of comprehensive loss which amounted to a benefit of $(879,000) and $(158,000) during the three and nine months ended September 30, 2020, respectively.

The Company recorded a discount to the Convertible Notes, attributed to both third party costs in connection with the note extinguishment and note issuance costs, of $10,000 during the nine months ended September 30, 2020. The note discounts associated with the bifurcation of derivatives, note extinguishment and issuances costs were amortized to interest expense over the term of the Convertible Notes using the straight-line method which approximated the effective interest method and amounted to $8,000 and $944,000 during the three and nine months ended September 30, 2020, respectively.

7.	Stockholders’ Equity (Deficit)

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and nine months ended September 30, 2021, 332,600 and  1,233,543 shares, respectively, were sold under the 2021 ATM for gross proceeds in the amount of approximately $1.7 million and $5.8 million, respectively, before deducting issuance expenses in the amount of approximately of $0.1 million and $0.3 million, respectively.

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

Index

Notes to Condensed Consolidated Financial Statements
The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. The fair value of the RDO Warrants was determined to be $6.4 million based on the Black-Scholes pricing model. Input assumptions used were as follows: a risk-free interest rate of 0.8%; expected volatility of 99.2%; expected life of 5 years; expected dividend yield of 0%; and the underlying fair market of the common stock. The RDO Warrants were classified in stockholders’ equity (deficit) as the number of shares were fixed and determinable, no cash settlement was required and no other provisions precluded equity treatment. As of September 30, 2021, 1,538,461 RDO Warrants were outstanding.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of September 30, 2021. Prior to the execution of the Waiver Agreements, the Series A Warrants were accounted for and classified as liabilities on the accompanying condensed consolidated balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity. A final fair valuation of the Series A Warrants was performed utilizing a Black Scholes model to estimate the aggregate fair value of the Series A Warrants prior to being re-classified as equity. Input assumptions used were as follows: risk-free interest rate 0.4%; expected volatility of 86.6%; expected life of 4.8 years; and expected dividend yield zero percent. The underlying stock price used was the market price as quoted on Nasdaq as of February 3, 2021, the effective date of the Waiver Agreement.  The fair value change of the Series A Warrants was $33.8 million and was recorded to the fair value change in warrant liabilities and premium conversion derivatives line item on the accompanying condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2021. As a result of the reclassification to equity, the Series A Warrants are no longer subject to remeasurement.

Index

Notes to Condensed Consolidated Financial Statements
Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants are fixed and were exercisable for 1,708,334 shares of Common Stock, as of the effective date of the Waiver Agreement, in the aggregate (without giving effect to any limitation on exercise contained therein). In April 2021, investors exercised Series B Warrants for a total of 1,629,634 shares. As of September 30, 2021, 78,700 Series B warrants were outstanding.

The Series B Warrants were accounted for and classified as equity on the accompanying condensed consolidated balance sheets.

8.	Share-based Compensation

Share-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of comprehensive loss for the three and nine month periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$322	$224	$804	$426
Research and development	156	392	631	567
Total share-based compensation	$478	$616	$1,435	$993

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

The 2020 Plan, 2018 Plan and Inducement Plan permit the grant of stock options, appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other share-based awards. Incentive and non-statutory stock options may be granted under the 2020 and 2018 Plans. Only non-statutory options may be granted under the Inducement Plan.

Index

Notes to Condensed Consolidated Financial Statements
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

During the three and nine months ended September 30, 2021, 128,000 and 387,800 stock options were granted to newly-hired consultants and employees, respectively, generally vesting over a six (6) to forty-eight (48) month period. During the three and nine months ended September 30, 2020, 22,397 and 233,989 stock options to consultants were granted, respectively, generally vesting over an immediate to twenty-eight (28) month period. The Company recognized $452,000 and $616,000 in share-based compensation expense related to stock options during the three months ended September 30, 2021 and 2020, respectively, and $1,331,000 and $993,000 during the nine months ended September 30, 2021 and 2020, respectively.  During the three and nine months ended September 30, 2021, 66,056 and 73,442 stock options were exercised, respectively, with an intrinsic value of $271,000 and $345,000, respectively. There were no exercises during the comparable prior year periods.

The weighted average fair value per share of options granted during the three and nine months ended September 30, 2021 was $3.69 and $4.47, respectively. The weighted average fair value per share of options granted during the three and nine months ended September 30, 2020 was $6.27 and $6.01, respectively. The Company measures the fair value of stock options with service-based and performance-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have adequate history to support a calculation of volatility and expected term. As such, the Company has used a weighted-average volatility considering the volatilities of several guideline companies.

For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life of the options was based on the contractual term for agreements that allow for exercise of vested options through the end of the contractual term upon termination of continuous service, and for all other agreements, was based on the midpoint between the vesting date and the end of the contractual term according to the “simplified method” as described in Staff Accounting Bulletin 110. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company records forfeitures when they occur.

The weighted‑average assumptions used in the Black-Scholes option-pricing model are as follows during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected stock price volatility	99.7%	87.6%	98.0%	94.8%
Expected life of options (years)	5.8	10.0	5.8	10.0
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	0.9%	0.7%	0.9%	0.7%

During the three and nine months ended September 30, 2021, 95,949 and 328,893 stock options vested, respectively. During the three and nine months ended September 30, 2020, 188,230 and 269,428 stock options vested (as adjusted for the Exchange Ratio), respectively.

During the three and nine months ended September 30, 2021, zero and 25,558 options were forfeited, respectively. During the three and nine months ended September 30, 2020, 22,399 and 30,323 options were forfeited, respectively. As of September 30, 2021, 922,300 shares were available for future issuance under the 2020 Plan and Inducement Plan. No shares were available for future issuance under the 2018 Plan.

Unrecognized share-based compensation cost was $2.8 million as of September 30, 2021. The unrecognized share-based expense is expected to be recognized over a weighted average period of 1.3 years.

Ocuphire Restricted Stock Awards

The Company did not grant any restricted stock awards (RSAs) during any of the periods presented. The RSAs granted in previous periods were subject to various vesting schedules.  During the nine months ended September 30, 2021 and 2020, 40,000 and zero RSAs vested, respectively, and no RSAs were forfeited during the periods presented. The share-based compensation expense attributed to the RSAs during the nine months ended September 30, 2021 and 2020 was $22,000 and zero, respectively.

Index

Notes to Condensed Consolidated Financial Statements
Ocuphire Stock Awards

The Company granted stock awards in the amount of 5,047 and 14,444 common shares to two board members in lieu of cash payments for services performed during the three and nine months ended September 30, 2021, respectively. The stock-based compensation related to these awards amounted to $26,000 and $82,000 during the three and nine months ended September 30, 2021, respectively.

Former Rexahn Options

Following the closing of the Merger, 82 and 123 outstanding, unexercised and vested options to purchase Common Stock granted under the Rexahn Pharmaceuticals Stock Option Plan, as amended (the “Rexahn 2003 Plan”), remained outstanding as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, 41 options expired. The exercise price related to the outstanding options granted under the Rexahn 2003 Plan was $182.40 per share with an average remaining contractual life of 0.7 years.

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

In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares (as adjusted for the Exchange Ratio) of its common stock to Apexian and to certain affiliates of Apexian. The share issuance transaction was recorded in the amount of $2.1 million as IPR&D expense for the nine months ended September 30, 2020 based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility.

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

None of the criteria to recognize milestone or royalty obligations were met during the nine-month period ended September 30, 2021.

10.	Related Party Transactions

CVR Agreement

The Company entered into a CVR Agreement with the former Rexahn stockholders. See Note 2 – Merger.

Convertible Notes with Related Parties

The Company entered into Convertible Note Purchase Agreements with certain investors beginning on May 25, 2018. Through September 30, 2020, Convertible Notes in the principal aggregate amount of $0.7 million were issued to four board members and to two officers, one of which was also a board member of the Company. See Note 6 – Convertible Notes.

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

Index

Notes to Condensed Consolidated Financial Statements
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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine month periods ended presented below:

	September 30,
	2021	2020
Warrants	7,282,999	—
Stock options	2,072,998	1,241,371
Unissued stock awards	5,047	—
Former Rexahn warrants	66,538	—
Former Rexahn options	82	—

12.	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2021 and 2020 was zero percent. As of September 30, 2021, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for the 2018, 2019 and 2020 tax years for federal income tax purposes and subject to examination for the 2018, 2019 and 2020 tax years in one state jurisdiction. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

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

Its lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. Based on this mechanism of action, Nyxol can potentially be used for the treatment of multiple indications such as reversal of pharmacologically-induced mydriasis (which refers to the use of pharmacological agents to dilate the pupil for office-based eye exams), presbyopia (a gradual, age-related loss of the eyes’ ability to focus on nearby objects) and dim light or night vision disturbances (“NVD”). Ocuphire management believes this multiple indication potential represents a significant market opportunity. Nyxol has been studied across three Phase 1, five Phase 2, and one Phase 3 trials enrolling over 500 patients with more than 330 patients treated with Nyxol. These trials have demonstrated promising clinical data for use in multiple ophthalmic indications. Ocuphire initiated a Phase 3 trial (MIRA-2) for reversal of pharmacologically-induced mydriasis (“RM”) in the fourth quarter of 2020 and reported positive top-line results within four months on March 15, 2021. Ocuphire initiated a Phase 2 trial in combination with low dose pilocarpine for presbyopia (VEGA-1) in the first quarter of 2021 and reported positive top-line results on June 30, 2021. The company is now further evaluating the VEGA-1 results and designing the Phase 3 program to be initiated in the first half of 2022. Ocuphire also initiated a Phase 3 trial (LYNX-1) for the treatment of NVD in the fourth quarter of 2020; top-line data for this study are expected to be reported in early 2022. Building on the positive results of the MIRA-2 Phase 3 trial for Nyxol, a second Phase 3 registration trial (MIRA-3) and a small pediatric study (MIRA-4) are planned to start in the fourth quarter of 2021, with results expected in early 2022.  Assuming successful and timely completion of these RM trials, Ocuphire anticipates submitting a New Drug Application (“NDA”) for Nyxol to the U.S. Food and Drug Administration (“FDA”) in late 2022 under the 505(b)(2) pathway.

Ocuphire’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) vascular diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. DR is a disease resulting from diabetes in which chronically elevated blood sugar levels cause progressive damage to blood vessels in the retina. DME is a severe form of DR which involves leakage of protein and fluid into the macula, the central portion of the retina, causing swelling and damage. Prior to Ocuphire’s in-licensing of the product candidate, APX3330 had been studied by third parties in six Phase 1 and five Phase 2 trials enrolling over 440 patients with more than 340 patients treated with APX3330 for inflammatory and oncology indications. These trials have demonstrated promising evidence of tolerability, pharmacokinetics, durability, and target engagement. Ocuphire initiated enrollment for the Phase 2 trial (ZETA-1) for APX3330 in April 2021 for the treatment of patients with moderately severe non-proliferative DR (“NPDR”) or mild proliferative DR (“PDR”). Top-line data for this study are expected to be reported in the second half of 2022. Ocuphire has also in-licensed APX2009 and APX2014, which are additional second-generation product candidates and analogs of APX3330.

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

Although Rexahn was the legal acquirer and issued shares of its common stock to effect the Merger with Ocuphire, Ocuphire was considered the accounting acquirer. In accordance with the accounting guidance under Accounting Standards Update (“ASU”) 2017-01, the Merger was accounted for as an asset acquisition. Accordingly, the assets and liabilities of Rexahn were recorded as of the closing of the Merger at the purchase price of the accounting acquirer, Ocuphire. Ocuphire allocated the total purchase price among the individual assets acquired on a fair value basis or carrying value as appropriate. A final determination of these estimated fair values was based on the actual net tangible assets of Rexahn that existed as of the date of the completion of the transaction. As of the Closing, the net assets of Rexahn were recorded at their acquisition-date relative fair values in the consolidated financial statements of Ocuphire and the reported operating results prior to the Merger are those of Private Ocuphire.

Pursuant to the Merger Agreement, the number of shares of common stock issued to Private Ocuphire’s stockholders for each share of Ocuphire’s common stock outstanding immediately prior to the Merger was calculated using an exchange ratio (“Exchange Ratio”) of 1.0565 shares of Common Stock for each share of Private Ocuphire common stock.

Strategic Outlook

As part of its strategy, Ocuphire will continue to explore opportunities to acquire additional ophthalmic assets and to seek strategic partners for late-stage development, regulatory preparation and commercialization in key global markets. To date, Ocuphire’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. Ocuphire does not have any products approved for sale and has not generated any significant amounts of revenue. Ocuphire does not expect to generate significant revenues until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, Ocuphire expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through September 30, 2021, Ocuphire has funded its operations primarily through equity financings that totaled $41.9 million in gross proceeds, of which $21.15 million was received in connection with the Merger, net cash at Rexahn, a minor amount of license fee payments earned under license agreements related to Rexahn’s RX-3117 drug compound, and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds. Ocuphire’s net losses were $50.4 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, Ocuphire had an accumulated deficit of $83.1 million. Ocuphire anticipates that its expenses will increase substantially as it:

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

Recent Developments

Clinical and CMC Milestones

As of September 30, 2021, three registration stability batches at the 50 L scale of Nyxol (0.75% Phentolamine Mesylate Ophthalmic Solution) were manufactured under cGMP conditions. One clinical stability batch of Placebo (Nyxol vehicle) was manufactured and packaged in a matching container closure configuration. These manufacturing campaigns were important corporate milestones because this material will be used in future Phase 3 clinical trials. Additionally, the product has been placed on an ICH Stability program for a 36-month duration. The body of data including the 12-month stability data from the three Nyxol manufacturing campaigns and stability programs will be used to support the planned Nyxol NDA submission for Reversal of Mydriasis in late 2022.
The planned six-month preclinical toxicology study in rabbits for chronic use related to Nyxol has been completed. Reports will be finalized and submitted to the FDA in the first half of 2022.

Regulatory Update

Ocuphire has submitted a Pediatric Investigation Plan for Nyxol which has been reviewed by the FDA.

COVID-19

With the resurgence of COVID-19 cases, Ocuphire may likely continue to experience disruptions in its manufacturing, supply chain, research and development operations, clinical enrollment, regulatory process, as well as impacts to financial position and difficulties in obtaining more favorable financing terms. The global outbreak of COVID-19 continues to rapidly evolve. Although Ocuphire cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Ocuphire’s results of future operations, financial position, and liquidity over the next 12 or more months.

Financial Operations Overview

Collaborations Revenue

Collaborations revenue to date was derived from fees earned from a license agreement with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we may earn additional revenues stemming from additional milestone and royalty payments from this or other license agreements related to Rexahn’s legacy drug compounds; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Fair Value Change in Warrant Liabilities and Premium Conversion Derivatives

The fair value change in warrant liabilities and premium conversion derivatives includes the change in the fair value of the warrant liabilities and the premium conversion derivatives during the period the premium conversion derivatives and warrant liabilities are outstanding.

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources.  Other expense reflected in this line item includes payments made by us in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) with former Rexahn shareholders.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as Ocuphire has incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of September 30, 2021 and December 31, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2021	2020	Change

Collaborations revenue	$489	$—	$489

Operating expenses:
General and administrative	1,595	565	1,030
Research and development	3,126	1,383	1,743
Total operating expenses	4,721	1,948	2,773
Loss from operations	(4,232)	(1,948)	(2,284)
Interest expense	—	(179)	179
Fair value change in warrant liabilities and premium conversion derivatives	—	879	(879)
Other income, net	2	—	2
Loss before income taxes	(4,230)	(1,248)	(2,982)
Provision for income taxes	—	—	—
Net loss	$(4,230)	$(1,248)	$(2,982)

Collaborations Revenue

Collaborations revenue was $0.5 million for the three months ended September 30, 2021. Revenue during the period was derived from the collaboration and license agreement with Processa related to certain technology transfers. There was no collaborations revenue recognized during the comparable prior year period.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $1.6 million compared to $0.6 million for the three months ended September 30, 2020. The $1.0 million increase was primarily attributable to administrative employee headcount, stock-based compensation, insurance, legal costs, and costs associated with operating as a public company subsequent to the reverse merger in the current period. General and administrative expenses included $0.3 million and $0.2 million in stock-based compensation expense during the three months ended September 30, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $3.1 million compared to $1.4 million for the three months ended September 30, 2020. The $1.7 million increase was primarily attributable to four new clinical trials and manufacturing activities for Nyxol and APX3330 as well as regulatory, preclinical and other development activities. Research and development expenses also included $0.2 million and $0.4 million in stock-based compensation expense during the three months ended September 30, 2021 and 2020, respectively.

Interest Expense

Non-cash interest expense for the three months ended September 30, 2020 of $0.2 million was comprised of interest on principal and amortization of debt discounts related to Ocuphire convertible notes.  There was no interest expense during the current year period.

Fair Value Change in Warrant Liabilities and Premium Conversion Derivatives

The fair value change in warrant liabilities and premium conversion derivatives was an expense of $0.9 million for the three months ended September 30, 2020 attributed to the change in fair value for the premium conversion derivatives due primarily to fluctuations in the fair value of Ocuphire common stock and the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire convertible notes that were outstanding during the period.  The fair value change in warrant liabilities and premium conversion derivatives during the three months ended September 30, 2021 was under $1,000, related to Rexahn Warrants.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Other Income, net

Other income during the three months ended September 30, 2021 consisted primarily of  unrealized gains from our short-term investments and to a lesser extent interest income from our cash and cash equivalent investments in the aggregate of $94,000. Other income during the three months ended September 30, 2020 was negligible.

During the three months ended September 30, 2021, Ocuphire had other expense of $92,000 stemming largely from payments due in connection with the CVR Agreement. Other expense during the three months ended September 31, 2020 was negligible.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2021	2020	Change

Collaborations revenue	$589	$—	$589

Operating expenses:
General and administrative	6,707	1,508	5,199
Research and development	10,437	2,311	8,126
Acquired in‑process research and development	—	2,126	(2,126)
Total operating expenses	17,144	5,945	11,199
Loss from operations	(16,555)	(5,945)	(10,610)
Interest expense	—	(1,422)	1,422
Fair value change in warrant liabilities and premium conversion derivatives	(33,829)	158	(33,987)
Gain on note extinguishment	—	1,260	(1,260)
Other income, net	4	9	(5)
Loss before income taxes	(50,380)	(5,940)	(44,440)
Provision for income taxes	—	—	—
Net loss	$(50,380)	$(5,940)	$(44,440)

Collaborations Revenue

Collaborations revenue was $0.6 million for the nine months ended September 30, 2021. Revenue during the period was derived from the collaboration and license agreements with Processa and BioSense related to certain technology transfers. There was no collaborations revenue recognized during nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $6.7 million compared to $1.5 million for the nine months ended September 30, 2020. The $5.2 million increase was primarily attributable to administrative employee headcount, stock-based compensation, professional services, insurance, legal and settlement costs, and costs associated with operating as a public company subsequent to the reverse merger in the current period. General and administrative expenses included $0.8 million and $0.4 million in stock-based compensation expense during the nine months ended September 30, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 were $10.4 million compared to $2.3 million for the nine months ended September 30, 2020. The $8.1 million increase was primarily attributable to six new clinical trials and manufacturing activities for Nyxol and APX3330 as well as regulatory, preclinical and other development activities. Research and development expenses also included $0.6 million in stock-based compensation expense during the nine months ended September 30, 2021 and 2020.

Acquired In-Process Research and Development Expenses

On January 21, 2020, Ocuphire entered into a sublicense agreement with Apexian for continued research and development and potential commercialization of its lead product, APX3330 (the “Apexian Sublicense Agreement”). Ocuphire issued 891,422 shares (as adjusted for the Exchange Ratio) of its common stock to Apexian related to the Apexian Sublicense Agreement. The fair value of the common stock issued to Apexian was $2.1 million and was recorded as IPR&D expense during the nine months ended September 30, 2020. Accounting standards require that the fair value of IPR&D with no alternative future use be charged to expense on the acquisition date. There were no IPR&D costs in the current year period.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Interest Expense

Non-cash interest expense for the nine months ended September 30, 2020 of $1.4 million was comprised of interest on principal and amortization of debt discounts related to Ocuphire convertible notes. There was no interest expense during the current year period.

Fair Value Change in Warrant Liabilities and Premium Conversion Derivatives

The fair value change in warrant liabilities and premium conversion derivatives was an expense of $33.8 million for the nine months ended September 30, 2021 compared to a benefit of $0.2 million for the nine months ended September 30, 2020. The $34.0 million change was due primarily to the issuance of the Series A Warrants in connection with the Pre-Merger Financing in November 2020 and to the fluctuations in Ocuphire’s common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire warrant liabilities and convertible notes that were outstanding during the relevant periods. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity and are no longer subject to remeasurement.

Gain on Note Extinguishment

Non-cash gain on note extinguishment for the nine months ended September 30, 2020 was $1.3 million as a result of the Note Conversion Agreement (as defined and further described below). The Note Conversion Agreement was deemed to be a substantial modification to the Ocuphire convertible notes (as defined below), and as such, the Company recorded the modification as a note extinguishment.

Other Income, net

Other income during the nine months ended September 30, 2021 and 2020 was $96,000 and $9,000, respectively. Other income consisted primarily of unrealized gains from our short-term investments and to a lesser extent interest income from our cash and cash equivalent investments during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, Ocuphire had other income from cash and cash equivalent investments and from a grant received from the U.S. Small Business Administration for economic relief stemming from the COVID-19 pandemic.

During the nine months ended September 30, 2021, Ocuphire had other expense of $92,000 stemming largely from payments due in connection with the CVR Agreement. Other expense during the nine months ended September 31, 2020 was negligible.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2021, Ocuphire’s principal sources of liquidity consisted of cash and cash equivalents of $22.2 million. Ocuphire’s cash and cash equivalents are invested primarily in cash deposits at a large, long-standing financial institutions.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

Historical Capital Resources

Ocuphire’s primary source of cash to fund Ocuphire’s operations has been from various equity offerings in the amount of $41.9 million and the issuance of convertible notes subsequent to the Ocuphire’s incorporation in April 2018 in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021, sold of an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”) at an offering price of $4.875 per one Share and 0.50 RDO Warrants, for gross proceeds of approximately $15,000,000, before deducting AGP’s fees and related offering expenses in the amount of approximately $1.1 million. The purchase agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

The RDO Warrants have an exercise price of $6.09 per share and are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of September 30, 2021, 1,538,461 RDO Warrants were still outstanding.

The offering of the Securities was made pursuant to the Company’s effective shelf registration statement on Form S-3.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and nine months ended September 30, 2021, 332,600 shares and 1,233,543 shares were sold under the 2021 ATM, respectively, for gross proceeds in the amount of approximately $1.7 million and $5.8 million, respectively.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of September 30, 2021, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable for 665,836 shares of Common Stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,334 shares of Common Stock upon execution of the Waiver Agreements. As of September 30, 2021, 78,700 Series B Warrants were still outstanding.

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

Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2021	2020

Net cash used in operating activities	$(13,724)	$(2,439)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	19,575	1,624
Net increase (decrease) in cash and cash equivalents	$5,851	$(815)

Cash Flow from Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities of $13.7 million was attributable to a net loss of $50.4 million, partially offset by $36.5 million in non-cash operating expenses and a net change of $0.2 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted of the fair value change in the warrant liabilities of $33.8 million, a share settlement with certain investors in the amount of $1.6 million, stock-based compensation of $1.4 million, non-cash impact from the receipt of common stock stemming from the fulfillment of revenue milestones ($0.4) million and depreciation expense of $3,000. The change in operating assets and liabilities was primarily attributable to a decrease in Ocuphire’s prepaid expenses offset in part by a net decrease in accrued liabilities in connection with operating as a public company post-Merger.

For the nine months ended September 30, 2020, cash used in operating activities of $2.4 million was attributable to a net loss of $5.9 million, partially offset by $3.1 million in non-cash expenses and a net change of $0.4 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted of the fair value of common shares issued related to IPR&D in the amount of $2.1 million, interest and discount amortization related to the Ocuphire convertible notes of $1.4 million, fair value change in the premium conversion derivatives of $(0.2) million, gain on note extinguishment ($1.2) million related to the Note Conversion Agreement, $1.0 million related to stock-based compensation and depreciation expense of $7,000. The change in operating assets and liabilities was primarily attributable to a decrease in prepaid expenses and increase in accounts payable and accrued expenses associated with the fluctuations of Ocuphire’s operating expenses.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Cash Flow from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $19.6 million in connection with proceeds received from both the Registered Direct Offering and 2021 ATM, net of issuance costs, and to a much lesser extent proceeds in connection with the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $1.6 million consisting of proceeds from the issuance of the Ocuphire convertible notes, offset partially by deferred offering costs of $0.1 million.

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

Future Capital Requirements

Ocuphire’s independent registered public accounting firm included an explanatory paragraph in its report on Ocuphire’s financial statements as of and for the years ended December 31, 2020 and 2019, noting the existence of substantial doubt about Ocuphire’s ability to continue as a going concern. This uncertainty arose from management’s review of Ocuphire’s results of operations and financial condition and its conclusion that, based on Ocuphire’s operating plans, Ocuphire did not have sufficient existing working capital to sustain operations through December 31, 2021. Since the issuance of the independent registered public accounting firm’s report, Ocuphire has raised $19.5 million, net of offering expenses, through the sale of common stock in the Registered Direct Offering and the 2021 ATM. To continue to fund operations, Ocuphire will need to raise capital. Ocuphire may obtain additional financing in the future through the issuance of common stock, through other equity or debt financings or through collaborations or partnerships with other companies. Ocuphire may not be able to raise additional capital on terms acceptable to it, or at all, and any failure to raise capital as and when needed could compromise Ocuphire’s ability to execute on its business plan.
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

Contractual Obligations and Commitments

Facility Lease

Ocuphire leases a facility under a non-cancellable operating lease that commenced on June 8, 2019 and expires on December 31, 2022, as amended, for a base rent in the amount of $3,000 per month. Additionally, Ocuphire was leasing 5,466 square feet of office space in Rockville, Maryland previously occupied by Rexahn for a base rent of approximately $13,000 per month.  The Rockville, Maryland lease expired in June 2021.

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

In connection with the Apexian Sublicense Agreement, Ocuphire issued 891,422 shares (as adjusted for the Exchange Ratio) of Private Ocuphire common stock to Apexian and certain of Apexian’s affiliates. The share issuance transaction was recorded in the amount of $2.1 million as IPR&D expense during the nine months ended September 30, 2020 based on the fair market value of the common shares issued since no processes or activities that would constitute a “business” were acquired and none of the rights and underlying assets acquired had alternative future uses or reached a stage of technological feasibility.  Ocuphire also paid the balance remaining of $0.4 million of Ref-1 Inhibitor program costs to Apexian following the Company’s listing on a major stock exchange.

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

There were no additional material changes to our critical accounting policies or estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 other than the new policies itemized below in connection with the commencement of collaborations revenue during the nine months ended September 30, 2021.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Short-term Investments

We determine the appropriate classification of its investments in debt and equity securities at the time of purchase and are recorded on a settlement date basis. Our investments are comprised of equity securities. We classify investments available to fund current operations as current assets on our condensed consolidated balance sheets. Realized and unrealized gains or losses stemming from these investments are recorded in other income, net on the condensed consolidated statements of comprehensive loss.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT

NUMBER	DESCRIPTION OF DOCUMENT
10.1	Third Lease Amendment, dated as of September 9, 2021, by and between the Company and Duke & Duke

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Index
Ocuphire Pharma, Inc.
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2021

Ocuphire Pharma, Inc.

By:	/s/ Mina Sooch
Mina Sooch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Vice President Finance
(Principal Financial Officer)