Form 10-Q
period 2022-03-31
Ocuphire Pharma, Inc.
filed 2022-05-13
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock as of May 11, 2022 was 19,364,367.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,246	$24,534
Prepaids and other current assets	1,095	1,314
Short-term investments	135	219
Total current assets	20,476	26,067
Property and equipment, net	9	10
Total assets	$20,485	$26,077

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,579	$1,584
Accrued expenses	1,419	1,733
Short-term loan	215	538
Total current liabilities	3,213	3,855
Warrant liabilities	—	—
Total liabilities	3,213	3,855

Commitments and contingencies (Note 4 and Note 9)

Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 19,213,651 and 18,845,828 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in capital	113,233	111,588
Accumulated deficit	(95,963)	(89,368)
Total stockholders’ equity	17,272	22,222
Total liabilities and stockholders’ equity	$20,485	$26,077

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
General and administrative	$1,736	$1,704
Research and development	4,772	3,482
Total operating expenses	6,508	5,186
Loss from operations	(6,508)	(5,186)
Interest expense	(5)	—
Fair value change in warrant liabilities	—	(33,829)
Other (expense) income, net	(82)	1
Loss before income taxes	(6,595)	(39,014)
Benefit (provision) for income taxes	—	—
Net loss	(6,595)	(39,014)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(6,595)	$(39,014)
Net loss per share:
Basic and diluted (Note 10)	$(0.35)	$(3.57)
Number of shares used in per share calculations:
Basic and diluted	18,888,471	10,923,651

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2020	10,882,495	$1	$19,207	$(32,675)	$(13,467)
Reclassification of Series A warrant liability to equity	—	—	61,793	—	61,793
Stock–based compensation	40,000	—	494	—	494
Exercise of stock options	7,386	—	10	—	10
Net and comprehensive loss	—	—	—	(39,014)	(39,014)
Balance at March 31, 2021	10,929,881	$1	$81,504	$(71,689)	$9,816

Balance at December 31, 2021	18,845,828	$2	$111,588	$(89,368)	$22,222
Issuance of common stock in connection with the at-the-market program	336,544	—	1,208	—	1,208
Issuance costs	—	—	(35)	—	(35)
Stock–based compensation	6,970	—	445	—	445
Exercise of stock options	24,309	—	27	—	27
Net and comprehensive loss	—	—	—	(6,595)	(6,595)
Balance at March 31, 2022	19,213,651	$2	$113,233	$(95,963)	$17,272

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(6,595)	$(39,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	445	494
Depreciation	1	1
Fair value change in warrant liabilities	—	33,829
Unrealized loss from short-term investments	84	—
Change in assets and liabilities:
Prepaid expenses and other assets	219	(159)
Accounts payable	(5)	200
Accrued and other liabilities	(319)	(1,163)
Net cash used in operating activities	(6,170)	(5,812)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock in connection with the at-the-market program	1,208	—
Issuance costs	(30)	—
Payments made in connection with short-term loan	(323)	—
Exercise of stock options	27	10
Net cash provided by financing activities	882	10
Net decrease in cash and cash equivalents	(5,288)	(5,802)
Cash and cash equivalents at beginning of period	24,534	16,399
Cash and cash equivalents at end of period	$19,246	$10,597
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5	$—
Supplemental non-cash financing transactions:
Non-cash reclassification of Series A warrant liability to equity	$—	$61,793
Unpaid issuance and deferred offering costs	$5	$88

See accompanying notes.

Index
Notes to Condensed Consolidated Financial Statements

1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (the "Company" or "Ocuphire”) is a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of refractive and retinal eye disorders. Ocuphire’s pipeline currently includes two small molecule product candidates targeting several of such indications. The Company’s lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The Company’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. The Company has also in-licensed APX2009 and APX2014, which are second-generation product candidates and analogs of APX3330.

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

The Company’s headquarters is located in Farmington Hills, Michigan.

COVID-19

As a result of the COVID-19 pandemic, the Company has experienced, and may continue to experience, delays and disruptions in our clinical trials, as well as interruptions in our manufacturing, supply chain, shipping and research and development operations.

The Company’s plans for further testing or clinical trials may be further impacted by the continuing effects of COVID-19. The global outbreak of COVID-19 continues to evolve. The extent to which the COVID-19 pandemic may further impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effect of the pandemic on our suppliers and distributors and the global supply chain, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also continue to impact our business as a result of employee illness, school closures, and other community response measures.

The COVID-19 pandemic may also impact the Company’s ability to secure additional financing. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The December 31, 2021 condensed balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2021.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

On December 31, 2021, the Company merged its wholly-owned subsidiary, OcuSub Inc, with and into the Company, with the Company remaining as the surviving entity. The merger of the Company’s wholly-owned subsidiary did not have a financial impact in the periods presented. Upon close of this merger, the Company did not have any remaining entities that required consolidation for financial statement reporting purposes. All significant intercompany accounts and transactions were eliminated in the preparation of the condensed financial statements prior to the December 31, 2021 merger with OcuSub Inc.

Index

Notes to Condensed Consolidated Financial Statements
Going Concern

The Company’s ability to continue operating as a going concern is contingent upon, among other things, its ability to secure additional financing and to achieve and maintain profitable operations. The Company plans to issue additional equity and debt instruments to finance operating and working capital requirements, including additional issuances under the 2021 at-the-market program discussed further below. While the Company expects to obtain the additional financing that is needed, there is no assurance that the Company will be successful in obtaining the necessary funding for future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is held by two long-standing financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions. As of March  31, 2022, the Company had deposits that exceeded federally insured amounts by $18.7 million.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and are recorded on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets.  Subsequent changes in fair values are recorded in other (expense) income, net on the  condensed consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through March 31, 2022.

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

 Other (Expense) Income, net

Other (expense) income, net includes payments made by the Company in connection with the Contingent Value Rights Agreement discussed further below with former stockholders of Rexahn Pharmaceuticals, Inc. (“Rexahn”). In addition, Other (expense) income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, and when they occur, reimbursements in connection with grants and other sources.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC 718”), Compensation — Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant date fair value. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718.

Index

Notes to Condensed Consolidated Financial Statements
Warrant Liabilities

The Company issued Series A Warrants in connection with the Pre-Merger Financing (see Note 3 – Pre-Merger Financing) and assumed Rexahn warrants issued prior to the Merger. The Company accounts for these warrants as a liability while outstanding at fair value during periods when certain provisions preclude equity accounting treatment for these instruments. Additionally, issuance costs associated with the warrants classified as liabilities are expensed as incurred and reflected as interest expense in the accompanying consolidated statements of comprehensive loss. The change in fair value of the warrant liabilities while outstanding was recognized as a component of the fair value change in derivative and warrant liabilities line item in the condensed consolidated statements of comprehensive loss.

Fair Value Measurements

The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three-level hierarchy:

●	Level 1 inputs: Unadjusted quoted prices for identical assets or liabilities in active markets;

●
Level 2 inputs: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, whether directly or indirectly, for substantially the full term of the asset or liability; and

●
Level 3 inputs: Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

As of March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, prepaid and other assets, accounts payable, accrued expenses and short-term loan approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the warrant liabilities, while outstanding, were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2022 and 2021.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$135	$135	$—	$—
Total assets at fair value	$135	$135	$—	$—

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$219	$219	$—	$—
Total assets at fair value	$219	$219	$—	$—

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Short-term investments
Balance as of beginning of period	$219	$—
Unrealized loss	(84)	—
Balance as of end of period	$135	$—

The following table provides a roll-forward of the warrant liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2022 and 2021 (in thousands):

	2022	2021
Warrant liabilities
Balance as of beginning of period	$—	$27,964
Change in fair value of warrant liabilities	—	33,829
Reclassification of Series A warrants from liability to equity	—	(61,793)
Balance as of end of period	$—	$—

Index

Notes to Condensed Consolidated Financial Statements
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

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and it did not have a material impact to our financial statements.

2.	Merger and Contingent Value Rights Agreement

On November 5, 2020, the Company completed its merger transaction (the “Merger”) with Rexahn. In connection with the Merger, the Company, Shareholder Representatives Services LLC, as representative of the Rexahn stockholders prior to the Merger, and Olde Monmouth Stock Transfer Co., Inc., as the rights agent, entered into a Contingent Value Rights Agreement (the “CVR Agreement”).

Pursuant to the terms of the Merger and the CVR Agreement, Rexahn stockholders of record as of immediately prior to the effective time of the Merger received one contingent value right (“CVR”) for each share of Rexahn common stock held.

Each CVR entitles such holders to receive, for each calendar quarter (each, a “CVR Payment Period”) during the 15-year period after the Closing (the “CVR Term”), an amount equal to the following:

●
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

●
90% of all payments received by Rexahn or its affiliates during such CVR Payment Period from or on behalf of Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) pursuant to that certain Exclusive License Agreement, dated as of February 8, 2020, by and between HaiChang and Rexahn, minus certain permitted deductions; and

●
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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of March 31, 2022, no milestones had been accrued as there were no additional potential milestones yet considered probable beyond those previously reported in the second and third quarter of calendar year 2021.

Index

Notes to Condensed Consolidated Financial Statements
Former Rexahn Warrants

Following the closing of the Merger, 231,433 outstanding, unexercised Rexahn warrants to purchase common stock remained outstanding, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of March 31, 2022, 66,538 of the Rexahn warrants remained outstanding with exercise prices ranging from $38.40 to $198.00 per share with an average remaining contractual life of 1.7 years.

3.	Pre-Merger Financing

Securities Purchase Agreement

On June 17, 2020, Ocuphire, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by five directors of Ocuphire Pharma, Inc., prior to the Merger and one director of Rexahn upon closing of the Merger (the “Pre-Merger Financing”).  The Pre-Merger Financing also included the issuance of Series A Warrants and Series B Warrants discussed further below.

Waiver Agreements

Effective February 3, 2021, each investor that invested in the Pre-Merger Financing entered into a Waiver Agreement with the Company (collectively, the “Waiver Agreements”). Pursuant to the Waiver Agreements, the investors and the Company agreed to waive certain rights, finalize the exercise price and number of Series A Warrants and Series B Warrants, eliminate certain financing restrictions, extend the term of certain leak-out agreements, and, in the case of certain investors, grant certain registration rights for the shares underlying the warrants.

The Waiver Agreements provide for the elimination of the full ratchet anti-dilution provisions contained in the Series A Warrants (as certain of the anti-dilution provisions had previously caused liability accounting treatment for the Series A Warrants). Upon the effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity.

Pursuant to the Waiver Agreements, the number of shares underlying all of the Series B Warrants was fixed in the aggregate with respect to all investors, eliminating any future resets.

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of March 31, 2022. Prior to the execution of the Waiver Agreements, the Series A Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity. A final fair valuation of the Series A Warrants was performed utilizing a Black Scholes model to estimate the aggregate fair value of the Series A Warrants prior to being re-classified as equity. Input assumptions used were as follows: risk-free interest rate 0.4%; expected volatility of 86.6%; expected life of 4.8 years; and expected dividend yield zero percent. The underlying stock price used was the market price as quoted on Nasdaq as of  February 3, 2021, the effective date of the Waiver Agreement.  The fair value change of the Series A Warrants was $33.8 million and was recorded to the fair value change in warrant liabilities line item on the accompanying condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021. As a result of the reclassification to equity, the Series A Warrants are no longer subject to remeasurement.

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants outstanding as of March 31, 2022 were exercisable for 78,700 shares of common stock. The Series B Warrants were accounted for and classified as equity on the accompanying condensed balance sheets.

4.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of March 31, 2022, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement, and as such, no liabilities were recorded related to the sublicense agreement.

Index

Notes to Condensed Consolidated Financial Statements
Facility Leases

In May 2019, the Company entered into a short-term non-cancellable facility lease (the “HQ Lease”) for its operations and headquarters for a seven-month term beginning in June 2019. The HQ Lease, as amended, has extended the term to December 31, 2022. Additionally, Ocuphire leased office space in Rockville, Maryland through June 30, 2021 previously occupied by Rexahn (the “Rexahn Lease”). The HQ Lease and the Rexahn Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent, as amended, for the HQ Lease is approximately $3,000. The monthly base rent for the Rexahn Lease was $13,000. The rent expense associated with the HQ Lease and Rexahn Lease amounted to $12,000 and $48,000 during the three months ended March 31, 2022 and 2021, respectively. Total remaining expected rental payments under the HQ Lease amount to $27,000 through its December 31, 2022 expiration date.

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

5.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaids	$1,062	$1,243
Other	33	71
Total prepaids and other assets	$1,095	$1,314

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(16)	(15)
Property and equipment, net	$9	$10

Depreciation expense was $1,000 during each of the three months ended March 31, 2022 and 2021.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
R&D services and supplies	$962	$1,081
Payroll	193	488
Professional services	189	84
Other	75	80
Total	$1,419	$1,733

Index

Notes to Condensed Consolidated Financial Statements
Short-Term Loan

The Company entered into an unsecured short-term loan (the “Loan”) agreement in the amount of $0.6 million in November 2021 related to financing an insurance policy.  The Loan is payable in six monthly installments of $108,000 beginning in December 2021.  The Loan has an annual interest rate of 5.5% per annum.  Interest expense in the amount of $5,000 was recognized in connection with the Loan during the three months ended March 31, 2022.

6.	Related Party Transactions

Pre-Merger Financing and Waiver Agreements

Five directors of Ocuphire Pharma, Inc., prior to the Merger, and one director of Rexahn participated in the Pre-Merger Financing, investing an aggregate of $300,000.  Following the closing of the Merger, these directors received 17,729 converted initial shares of common stock, 53,189 converted shares of additional common stock, 80,366 Series A Warrants and 9,444 Series B Warrants. In connection with the Pre-Merger Financing, six directors of the Company signed Waiver Agreements, waiving certain reset provisions and financing restrictions.  These directors did not receive any of the additional Series B Warrants that were issued in connection with the Waiver Agreements. See Note 3 – Pre-Merger Financing.

7.	Stockholders’ Equity

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three months ended March 31, 2022, 336,544 shares of common stock were sold under the 2021 ATM for gross proceeds in the amount of $1.2 million before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $35,000.  There were no sales of common stock under the 2021 ATM during the three-month period ended March 31, 2021.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”). The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of March 31, 2022, 1,538,461 RDO Warrants were outstanding.

8.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of comprehensive loss for the three-month periods indicated below (in thousands):

	March 31,
	2022	2021
General and administrative	$295	$193
Research and development	150	301
Total stock-based compensation	$445	$494

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

Index

Notes to Condensed Consolidated Financial Statements
2020 Equity Incentive Plan

The stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. The 2020 Plan became effective on November 5, 2020.  Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. The 2020 Plan permits the grant of incentive and nonstatutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and net loss awards, and other stock‑based awards.

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

General

During the three months ended March 31, 2022 and 2021, 552,305 and 41,800 options were granted to officers, and employees and consultants, respectively, generally vesting over a six (6) to forty-eight (48) month period. The Company recognized $417,000 and $446,000 in stock-based compensation expense related to stock options during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, 2,616,544 and 2,096,836 stock options were outstanding, respectively.

The weighted average fair value per share of options granted during the three months ended March 31, 2022 and 2021 was $2.29 and $6.71, respectively. The Company measures the fair value of stock options with service‑based and performance‑based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black‑Scholes option pricing model. The Company does not have sufficient share trading history to support a calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black‑Scholes option pricing model are as follows during the three months ended March 31, 2022 and 2021:

	2022	2021

Expected stock price volatility	99.6%	86.6%
Expected life of options (years)	6.0	5.6
Expected dividend yield	—%	—%
Risk free interest rate	1.7%	0.8%

During the three months ended March 31, 2022 and 2021, 62,698 and 118,217 stock options vested, respectively. The weighted average fair value per share of options vesting during the three months ended March 31, 2022 and 2021 was $2.90 and $3.66, respectively. During the three months ended March 31, 2022 and 2021, 24,309 and 7,386 stock options were exercised, respectively, with an intrinsic value of $59,000 and $74,000, respectively. During the three months ended March 31, 2022 and 2021, 8,288 and zero options were forfeited, respectively. As of March 31, 2022, 1,280,792 shares were available for future issuance under the 2020 Plan and Inducement Plan in the aggregate. No shares were available for future issuance under the 2018 Plan.

Unrecognized stock-based compensation cost was $3.3 million as of March 31, 2022. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.5 years.

Index

Notes to Condensed Consolidated Financial Statements
Ocuphire Restricted Stock Awards

The Company did not grant any restricted stock awards (RSAs) during any of the periods presented. The RSAs granted in previous periods were subject to various vesting schedules.  During the three months ended March 31, 2022 and 2021, zero and 40,000 RSAs vested, respectively, and no RSAs were forfeited during the periods presented. The stock-based compensation expense attributed to the RSAs during the three months ended March 31, 2022 and 2021 was zero and $22,000, respectively.

Common Stock Issued for Services

The Company granted stock for services in the amount of 8,024 and 4,474 common shares to two board members who elected to receive their board retainers in the form of stock for services performed during the three months ended March 31, 2022 and 2021, respectively. The stock-based compensation related to these services amounted to $28,000 and $26,000 during the three months ended March 31, 2022 and 2021, respectively.

Former Rexahn Options

There were 82 outstanding, unexercised and vested options to purchase common stock granted under the Rexahn Pharmaceuticals Stock Option Plan, as amended (the “Rexahn 2003 Plan”), as of March 31, 2022 and December 31, 2021.  The exercise prices related to the outstanding options granted under the Rexahn 2003 Plan was $182.40 per share with an average remaining contractual life of 0.2 years.

9.	Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement (as amended on June 4, 2020, the “Apexian Sublicense Agreement”) with Apexian, pursuant to which it obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which the Company intends to develop as an oral pill therapeutic to treat diabetic retinopathy and diabetic macular edema initially, and potentially later to treat wet age-related macular degeneration. In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares of its common stock to Apexian and to certain affiliates of Apexian in calendar year 2020. As a result of the common stock issued pursuant to the Apexian Sublicense Agreement, Apexian is considered by Ocuphire to be a related party.

The Company also agreed to make one-time milestone payments under the Apexian Sublicense Agreement for each of the first ophthalmic indication and the first diabetes mellitus indication for the development and regulatory milestones, and once for each of several sales milestones. These milestone payments include (i) payments for specified developmental and regulatory milestones (including completion of the first Phase 2 trial and the first Phase 3 pivotal trial in the United States, and filing and achieving regulatory approval from the FDA for the first New Drug Application for a compound) totaling up to $11 million in the aggregate and (ii) payments for specified sales milestones of up to $20 million in the aggregate, which net sales milestone payments are payable once, upon the first achievement of such milestone. Lastly, the Company also agreed to make a royalty payment equal to a single-digit percentage of its net sales of products associated with the covered patents under the Apexian Sublicense Agreement. If it is not terminated pursuant to its terms, the Apexian Sublicense Agreement shall remain in effect until expiration of the last to expire of the covered patents.

None of the milestone or royalty payments were triggered or deemed probable as of March 31, 2022 or December 31, 2021.

10.	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, unissued common stock for services and stock options while outstanding are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, unissued common stock for services and stock options. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three-month periods ended presented below:

	March 31,
	2022	2021
Series A, Series B and RDO warrants	7,282,999	7,374,172
Stock options	2,616,544	1,818,612
Unissued common stock for services	8,024	4,474
Former Rexahn warrants	66,538	66,538
Former Rexahn options	82	123

Index

Notes to Condensed Consolidated Financial Statements
11.	Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was zero percent. As of March 31, 2022, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2018 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

12.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended March 31, 2022, the Company contributed $25,000 to the 401K Plan.

13.	Subsequent Events

On April 8, 2022, Ocuphire entered into a consulting agreement with Jay Pepose, a director of the Company.  The consulting agreement provides for $10,000 a month in cash payments, effective as of April 1, 2022.  Additionally, on April 8, 2022, in connection with the consulting arrangement, Dr. Pepose received a stock option grant for 50,000 options, 25% of which will vest on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Its lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. As a result, Nyxol can potentially be used for the treatment of multiple indications such as reversal of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and dim light or night vision disturbances (“NVD”) (halos and glares). Ocuphire’s management believes these multiple indications potentially represent a significant market opportunity. Nyxol has been studied in a total of 11 clinical trials (3 Phase 1, 5 Phase 2, 2 Phase 3 and for safety in young pediatric patients (ages 3-11)) in a total of over 950 patients (with over 590 Nyxol-treated) and has demonstrated promising clinical data for use in the multiple ophthalmic indications mentioned above. Ocuphire reported positive top-line data from the first Phase 3 trial (MIRA-2) for RM, reported positive top-line data from a 2nd Phase 3 RM trial (MIRA-3) in March 2022, and reported positive data from a pediatric safety study (MIRA-4) for RM in April 2022. Ocuphire also reported positive top-line data from a Phase 2 trial of Nyxol for treatment of presbyopia, both alone and with low-dose pilocarpine (pilocarpine hydrochloride 0.4% ophthalmic solution, “LDP”) as adjunctive therapy. Ocuphire announced completion of enrollment of its NVD Phase 3 trial (LYNX-1) in January 2022. Ocuphire expects to report top-line results from the LYNX-1 NVD Phase 3 study in the second quarter of 2022. Assuming successful and timely completion of the RM trials, Ocuphire anticipates submitting a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in late 2022 under the 505(b)(2) pathway for its drug led combination product. Ocuphire has started pre-commercialization planning and activities in anticipation of a successful RM approval.

Ocuphire’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. DR is a disease resulting from diabetes in which chronically elevated blood sugar levels cause progressive damage to blood vessels in the retina. DME is a severe form of DR which involves leakage of protein and fluid into the macula, the central portion of the retina, causing swelling and vascular damage. Prior to Ocuphire’s in-licensing of the product candidate, APX3330 had been studied by other sponsors in a total of 11 clinical trials (6 Phase 1 and 5 Phase 2) in a total of over 420 healthy volunteers or patients (with over 340 APX3330-treated) for inflammatory and oncology indications, and had demonstrated evidence of tolerability, pharmacokinetics, durability, and target engagement. Ocuphire has also in-licensed APX2009 and APX2014, which are second-generation product candidates and analogs of APX3330. Ocuphire initiated a Phase 2 trial for APX3330 in April 2021 for the treatment of patients with DR, including moderately severe non-proliferative DR (“NPDR”) and mild proliferative DR (“PDR”), as well as patients with DME without loss of central vision. Ocuphire reported enrollment completion of 103 patients in the ZETA-1 trial in March 2022 and expects to report top-line results from the ZETA-1 DR/DME Phase 2b study in the second half of 2022. In May 2022, Ocuphire reported masked safety data from the ongoing Phase 2 trial in DR/DME for the 103 patients enrolled. These safety data are consistent with safety data from the prior 11 clinical trials with total exposure experience of over 6,000 subject-days with 600 mg daily dose of APX3330.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Strategic Outlook

As part of its strategy, Ocuphire will continue to explore opportunities to acquire additional ophthalmic assets and to seek strategic partners for late-stage development, regulatory preparation and commercialization in key global markets. To date, Ocuphire’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. Ocuphire does not have any products approved for sale and has not generated any significant amounts of revenue. Ocuphire does not expect to generate significant revenues until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, Ocuphire expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through March 31, 2022, Ocuphire has funded its operations primarily through equity financings that totaled $50.8 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Merger”) with Rexahn Pharmaceuticals, Inc. (“Rexahn”), net cash at Rexahn, a minor amount of license fee payments earned under license agreements related to Rexahn’s RX-3117 drug compound, and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds. Ocuphire’s net losses were $6.6 million and $39.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, Ocuphire had an accumulated deficit of $96.0 million. Ocuphire anticipates that its expenses will increase substantially as it:

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

Recent Developments

For a discussion of business developments that occurred during the first quarter of 2022 through March 24, 2022, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 24, 2022.

Clinical Milestones

On March 29, 2022, Ocuphire announced positive top-line results in MIRA-3, the second Phase 3 FDA registration trial evaluating the safety and efficacy of Nyxol eye drops to reverse pharmacologically-induced mydriasis (RM) in 368 subjects. The topline results demonstrated that the MIRA-3 trial met its primary endpoint with 58% of patients (study eye) treated with Nyxol returning to ≤ 0.2 mm of their baseline pupil diameter (PD) at 90 minutes compared to only 6% of subjects (study eye) treated with placebo (p <0.0001). The effect was also significant at 60 minutes (Nyxol 42% vs. placebo 2%, p <0.0001). In comparison, only 36% of placebo treated subjects returned back to baseline PD at 6 hours. These results showed clinically meaningful differences between Nyxol and placebo for accelerating reversal of pharmacologically-induced mydriasis with a favorable safety profile.

On April 28, 2022, Ocuphire announced positive results in the MIRA-4 trial evaluating the safety and efficacy of Nyxol eye drops for RM in 23 pediatric patients. The results demonstrated that Nyxol’s efficacy and safety in pediatric patients 3-11 years of age was consistent with that shown in prior MIRA trials which enrolled both adolescents (age 12-17 years) and adults (age 18 years and older), The primary endpoint was met with Nyxol demonstrating a favorable safety and tolerability profile. Specifically, there were no complaints of headaches, redness, instillation site discomfort or pain, blurry vision, burning or stinging or change in vital signs reported.

In May 2022 at the Retina World Congress, Ocuphire presented that new masked safety data for the 103 diabetic patients enrolled in the ZETA-1 trial is consistent with APX3330’s favorable safety and tolerability as seen in 11 previous trials in healthy, hepatic and cancer patients. APX3330 at 600mg/day dose has over 6,000 subject-exposure days. Ocuphire will continue providing masked safety data at various conferences prior to reporting the topline data planned for the second half of 2022.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Presentations, Publications and Conferences

Ocuphire’s management team and medical advisors have participated by invitation at ten major medical and industry conferences since the beginning of the year, including sixteen papers, posters and panel talks. The Company has been engaging with dozens of key opinion leaders to expand awareness of the Nyxol and APX3330 development programs.

COVID-19

As a result of the COVID-19 pandemic, Ocuphire has experienced, and may continue to experience, delays and disruptions in our clinical trials, as well as interruptions in our manufacturing and analytical lab operations, global supply chain and shipping, and clinical development operations.

Ocuphire’s plans for further testing or clinical trials may be further impacted by the continuing effects of COVID-19. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic may further impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the effect of the pandemic on our suppliers and distributors and the global supply chain, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The COVID-19 pandemic may also continue to impact our business as a result of employee illness, school closures, and other community response measures.

The COVID-19 pandemic may also impact our ability to secure additional financing. Although Ocuphire cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

Financial Operations Overview

Collaborations Revenue

To date, Ocuphire had limited collaborations revenue during the second and third quarters of 2021 related to fees earned from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we may earn additional revenues stemming from additional milestone and royalty payments from these or other license agreements related to Rexahn’s legacy drug compounds; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain.

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

Operating Expenses

Ocuphire’s operating expenses are classified into two categories: general and administrative and research and development.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include insurance coverage for directors and officers and other property and liability exposures, legal fees relating to intellectual property and corporate matters, professional fees for accounting and tax services, and other services provided by business consultants. Ocuphire anticipates that its general and administrative expenses will significantly increase in the future to support its continued research and development activities and costs associated with operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services as well as other public company related costs.

Research and Development

To date, Ocuphire’s research and development expenses have related primarily to the clinical-stage development of Nyxol and APX3330. Research and development expenses consist of costs incurred in performing research and development activities, including compensation and benefits for research and development employees and costs for consultants, costs associated with preclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. Ocuphire accrues for costs incurred as the services are being provided by monitoring the status of the study or project, and the invoices received from its external service providers. Ocuphire adjusts its accrual as actual costs become known. Research and development activities are central to Ocuphire’s business model.

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Interest Expense

Interest expense consists of interest costs related to interest on principal related to a short-term loan (related to financing an insurance policy) having an annual interest rate of 5.5%.

Fair Value Change in Warrant Liabilities

The fair value change in warrant liabilities comprises the change in the fair value of the warrant liabilities during the period the warrant liabilities are outstanding.

Other (Expense) Income, net

Other (expense) income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur. In addition, payments made by us in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) with former Rexahn shareholders when they occur are also included in this line item.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as Ocuphire has incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of March 31, 2022 and December 31, 2021.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change

Operating expenses:
General and administrative	$1,736	$1,704	$32
Research and development	4,772	3,482	1,290
Total operating expenses	6,508	5,186	1,322
Loss from operations	(6,508)	(5,186)	(1,322)
Interest expense	(5)	—	(5)
Fair value change in warrant liabilities	—	(33,829)	33,829
Other (expense) income, net	(82)	1	(83)
Loss before income taxes	(6,595)	(39,014)	32,419
Provision for income taxes	—	—	—
Net loss	$(6,595)	$(39,014)	$32,419

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were $1.7 million compared to $1.7 million for the three months ended March 31, 2021. The slight increase period over period of $32,000 was primarily attributable to an increase in in administrative employee headcount and stock-based compensation, offset largely by a decrease in professional services, legal support, insurance and public company costs. General and administrative expenses included $0.3 million and $0.2 million in stock-based compensation expense during the three months ended March 31, 2022 and 2021, respectively.

Research and Development

Research and development expenses for the three months ended March 31, 2022 were $4.8 million compared to $3.5 million for the three months ended March 31, 2021. The $1.3 million increase was primarily attributable to an increased activity level associated with clinical trials and manufacturing activities for Nyxol and APX3330 period over period as well as additional preclinical and other development activities during the current period. Research and development expenses also included $0.1 million and $0.3 million in stock-based compensation expense during the three months ended March 31, 2022 and 2021, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2022 of $5,000 was comprised of interest on principal related to a short-term loan (related to financing an insurance policy). There was no interest expense during the comparable prior year period.

Fair Value Change in Warrant Liabilities

The fair value change in warrant liabilities was an expense of $33.8 million for the three months ended March 31, 2021. The fair value change was due primarily to the issuance of the Series A Warrants in connection with the Pre-Merger Financing in November 2020, discussed further below, and to the fluctuations in Ocuphire’s common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire warrant liabilities were outstanding during the relevant periods. Upon the February 3, 2021 effective date of the Waiver Agreements, discussed further below, the Series A Warrants were reclassified to equity and are no longer subject to remeasurement. There was a negligible change to the fair value of the warrant liability associated with the Rexahn warrants during the three months ended March 31, 2022.

Other (Expense) Income, net

During the three months ended March 31, 2022, Ocuphire had other expense of $84,000 stemming principally from net unrealized losses from our short-term investments. Other expense during the three months ended March 31, 2021 was negligible.

During the three months ended March 31, 2022 and 2021, Ocuphire had interest income related to cash deposits on hand in the amount of $2,000 and $1,000, respectively.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2022, Ocuphire’s principal sources of liquidity consisted of cash and cash equivalents of $19.2 million. Ocuphire believes that its cash on hand will be sufficient to fund its operations into the second quarter of 2023. The Company’s cash and cash equivalents are invested primarily in cash deposits at large, long-standing financial institutions.

Ocuphire has not generated any revenue and anticipates that it will continue to incur losses for the foreseeable future. Future capital requirements depend on many factors, including the need for the following:

•	continued clinical trials and preclinical studies for Nyxol, APX 3330 and for any other product candidate in its future pipeline;

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

 Historical Capital Resources

Ocuphire’s primary source of cash to fund its operations has been various equity offerings in the amount of $50.8 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three months ended March 31, 2022, 336,544 shares of common stock were sold under the 2021 ATM for gross proceeds in the amount of $1.2 million.  A total of 3,115,434 shares of common stock were sold under the 2021 ATM for gross proceeds through March 31, 2022 in the amount of $14.7 million before deducting issuance expenses in the amount of $0.5 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of March 31, 2022, 1,538,461 RDO Warrants were still outstanding.

The offering of the Securities was made pursuant to the Company’s effective shelf registration statement on Form S-3.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Pre-Merger Financing

Securities Purchase Agreement

On June 17, 2020, Ocuphire, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by directors of Ocuphire Pharma, Inc. prior to the Merger, and one director of Rexahn, upon closing of the Merger (the “Pre-Merger Financing”). Pursuant to the Pre-Merger Financing, (i) Ocuphire issued and sold to the investors shares of common stock of Ocuphire Pharma, Inc. prior to the Merger (the “Initial Shares”) which converted pursuant to the exchange ratio in the Merger into an aggregate of 1,249,996 shares (the “Converted Initial Shares”) of common stock, (ii) Ocuphire deposited into escrow, for the benefit of the Investors, additional shares of common stock of Ocuphire Pharma, Inc. prior to the Merger (the “Additional Shares”) which converted pursuant to the exchange ratio in the Merger into an aggregate of 3,749,992 shares of common stock (the “Converted Additional Shares”), which Converted Additional Shares were delivered (or became deliverable) to the investors on November 19, 2020, and (iii) the Company agreed to issue to each investor on the tenth trading day following the consummation of the Merger (x) Series A Warrants representing the right to acquire shares of common stock equal to the sum of (A) the Converted Initial Shares purchased by the investor, (B) the Converted Additional Shares delivered or deliverable to the investor, without giving effect to any limitation on delivery contained in the Securities Purchase Agreement and (C) the initial number of shares of common stock, if any, underlying the Series B Warrants issued to the Investor and (y) additional warrants to purchase shares of common stock.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of March 31, 2022, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable for 665,836 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,334 shares of common stock upon execution of the Waiver Agreements. As of March 31, 2022, 78,700 Series B Warrants were still outstanding.

At issuance, the Series B Warrants contained certain provisions that could have resulted in the issuance of additional Series B Warrants depending on the dollar volume-weighted average prices of a share of Common Stock during a 45-trading day Reset Period.  Pursuant to the terms of the Waiver Agreements, those provisions are no longer in effect.

Ocuphire Convertible Notes

From May 2018 through March 2020, Ocuphire issued convertible notes (the “Ocuphire convertible notes”) for aggregate gross proceeds of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes. The final closing of the Ocuphire convertible notes occurred on March 10, 2020. The Ocuphire convertible notes had an interest an interest rate of 8% per annum.  On November 4, 2020, all of Ocuphire’s outstanding notes were converted into 977,128 shares of Ocuphire common stock in connection with the completion of the Merger.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(6,170)	$(5,812)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	882	10
Net decrease in cash and cash equivalents	$(5,288)	$(5,802)

Cash Flow from Operating Activities

For the three months ended March 31, 2022, cash used in operating activities of $6.2 million was attributable to a net loss of $6.6 million, partially offset by $0.5 million in non-cash operating expenses and a net change use of $0.1 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $0.4 million and unrealized loss on short-term investments of $0.1 million. The change in operating assets and liabilities was primarily attributable to a decrease in Ocuphire’s accounts payable and accrued liabilities, offset in part by an decrease in prepaid expenses and other assets associated with the fluctuations of Ocuphire’s operating expenses under the normal course of business.

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

Cash Flow from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.9 million in connection with the 2021 ATM financing net proceeds of $1.2 million and exercise of stock options in the amount of $27,000, offset by payments made on the short-term loan of $0.3 million.

Net cash provided by financing activities during the three months ended March 31, 2021 was $10,000 in connection with the exercise of stock options.

Liquidity and Capital Resource Requirements

Ocuphire has no current source of revenue to sustain its present activities, and Ocuphire does not expect to generate significant revenue until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and it successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, it expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Ocuphire does not have any committed external source of funds. To the extent that Ocuphire raises additional capital through the sale of equity or convertible debt securities, the ownership interest of Ocuphire’s stockholders will be diluted, and the terms of these securities may include liquidation, warrants, or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting Ocuphire’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If Ocuphire raises additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, Ocuphire may have to relinquish valuable rights to its technologies, future revenue streams or grant licenses on terms that may not be favorable to Ocuphire. If Ocuphire is unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, Ocuphire may be required to delay, limit, reduce or terminate its product development, future commercialization efforts, or grant rights to develop and market its product candidates that Ocuphire would otherwise prefer to develop and market itself.

 Future Capital Requirements

Ocuphire’s independent registered public accounting firm included an explanatory paragraph in its report on Ocuphire’s financial statements as of and for the years ended December 31, 2021 and 2020, noting the existence of substantial doubt about its ability to continue as a going concern. This uncertainty arose from management’s review of Ocuphire’s results of operations and financial condition and its conclusion that, based on Ocuphire’s operating plans, Ocuphire did not have sufficient existing working capital to sustain operations substantially beyond twelve months following the date of the report filing. To continue to fund operations, Ocuphire will need to raise capital. Ocuphire may obtain additional financing in the future through the issuance of common stock, through other equity or debt financings or through collaborations or partnerships with other companies. Ocuphire may not be able to raise additional capital on terms acceptable to it, or at all, and any failure to raise capital as and when needed could compromise Ocuphire’s ability to execute on its business plan.

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

In connection with the Apexian Sublicense Agreement, Ocuphire issued 843,751 shares of Ocuphire common stock to Apexian and certain of Apexian’s affiliates.

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

Lastly, Ocuphire also agreed to make royalty payments equal to a single-digit percentage of its net sales of products covered by the patents under the Apexian Sublicense Agreement. None of the milestone or royalty payments were triggered as of the date of this Report.

 Other Commitments

In the course of normal operations, Ocuphire entered into cancellable purchase commitments with its suppliers for various key research, clinical and manufacturing services. The purchase commitments covered by these arrangements are subject to change based on Ocuphire’s research and development efforts.

 Other Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing research and development of Nyxol and APX3330, inclusive of any potential milestone and royalty obligations under our intellectual property licenses. See “Part I, Item 1— Business—Nyxol and APX3330 Clinical Experience Summaries —Ocuphire Clinical Development Plan —Future Planned Nyxol Trials—Potential Clinical Plans for APX3330—Future In-Licensing and Acquisition Opportunities—Manufacturing—Apexian Sublicense Agreement— Review and Approval of Drugs in the United States” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2023. Refer to Note 4 – Commitments and Contingencies included in Part 1, Item 1 – Financial Statements” of this  Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Our significant accounting policies are discussed in Note 1 — Company Description and Summary of Significant Accounting Policies, included in “Part I, Item 1 – Financial Statements and Supplementary Data” of this Report. We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective, or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors. We have not made any material changes to date, nor do we believe there is a reasonable likelihood of a material future change to the accounting methodologies for the areas described below.

Warrant Liabilities

Following the Merger, Ocuphire issued the Series A Warrants in connection with the Pre-Merger Financing and assumed Rexahn warrants issued prior to the Merger. Ocuphire accounts for these warrants as a liability at fair value as long as certain provisions precluding equity accounting treatment are present.  Upon the execution of the Waiver Agreements described in Note 3 — Pre-Merger Financing included in Part 1, Item 1 – Financial Statements” of this  Report, the Series A Warrants were no longer subject to cash settlement or indexation provisions, precluding equity classification, and as a result, not subject to fair value remeasurement. Ocuphire will continue to adjust the Rexahn warrant liability for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the Rexahn warrants.  We do not expect that the fluctuations in fair value attributed to the Rexahn warrant liability will be significant.

Stock-based Compensation

Ocuphire accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant date fair value which is not subject to remeasurement. We record equity instrument forfeitures when they occur. For discussions about the application of grant date fair value associated with our stock-based compensation, see Note 8 — Stock-based Compensation included in “Part 1, Item 1 – Financial Statements” of this  Report.

Income Tax Assets and Liabilities

Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on our net deferred tax assets. For additional information, see Note 11 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this  Report.

Contingencies

We are subject to numerous contingencies arising in the ordinary course of business, including obligations related to certain license agreements. For additional information, see Note 4 — Commitments and Contingencies included in “Part 1, Item 1 – Financial Statements” of this  Report.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.  You should carefully consider the risks and uncertainties described therein.

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

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.7	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

10.1+	Consulting Agreement between the Registrant and Jay Pepose dated April 8, 2022.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Documents are furnished not filed.

Index

Ocuphire Pharma, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022

Ocuphire Pharma, Inc.

By:	/s/ Mina Sooch
Mina Sooch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Vice President Finance
(Principal Financial Officer)