Form 10-Q
period 2022-06-30
Ocuphire Pharma, Inc.
filed 2022-08-12
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of August 9, 2022 was 20,579,779.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,025	$24,534
Prepaids and other current assets	740	1,314
Short-term investments	126	219
Total current assets	17,891	26,067
Property and equipment, net	8	10
Total assets	$17,899	$26,077

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,886	$1,584
Accrued expenses	1,418	1,733
Short-term loan	—	538
Total current liabilities	3,304	3,855
Warrant liabilities	—	—
Total liabilities	3,304	3,855

Commitments and contingencies (Note 4 and Note 9)

Stockholders’ equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 20,099,602 and 18,845,828 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in-capital	115,483	111,588
Accumulated deficit	(100,890)	(89,368)
Total stockholders’ equity	14,595	22,222
Total liabilities and stockholders’ equity	$17,899	$26,077

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Collaborations revenue	$—	$100	$—	$100

Operating expenses:
General and administrative	1,776	3,408	3,512	5,112
Research and development	3,162	3,829	7,934	7,311
Total operating expenses	4,938	7,237	11,446	12,423
Loss from operations	(4,938)	(7,137)	(11,446)	(12,323)
Interest expense	(4)	—	(9)	—
Fair value change of warrant liabilities	—	—	—	(33,829)
Other income (expense), net	15	1	(67)	2
Loss before income taxes	(4,927)	(7,136)	(11,522)	(46,150)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(4,927)	(7,136)	(11,522)	(46,150)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(4,927)	$(7,136)	$(11,522)	$(46,150)
Net loss per share:
Basic and diluted (Note 10)	$(0.25)	$(0.52)	$(0.60)	$(3.76)
Number of shares used in per share calculations:
Basic and diluted	19,502,563	13,608,596	19,197,213	12,273,541

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2020	10,882,495	$1	$19,207	$(32,675)	$(13,467)
Reclassification of Series A warrant liability to equity	—	—	61,793	—	61,793
Stock–based compensation	40,000	—	494	—	494
Exercise of stock options	7,386	—	10	—	10
Net and comprehensive loss	—	—	—	(39,014)	(39,014)
Balance at March 31, 2021	10,929,881	1	81,504	(71,689)	9,816
Issuance of common stock and warrants in connection with registered direct offering	3,076,923	1	14,999	—	15,000
Issuance of common stock in connection with the at-the-market program	900,943	—	4,067	—	4,067
Issuance of common stock in connection with settlement with investors	350,000	—	1,614	—	1,614
Issuance costs	—	—	(1,271)		(1,271)
Stock–based compensation	4,474	—	463	—	463
Exercise of Series B warrants	1,629,634	—	—	—	—
Net and comprehensive loss	—	—	—	(7,136)	(7,136)
Balance at June 30, 2021	16,891,855	$2	$101,376	$(78,825)	$22,553

Balance at December 31, 2021	18,845,828	$2	$111,588	$(89,368)	$22,222
Issuance of common stock in connection with the at-the-market program	336,544	—	1,208	—	1,208
Issuance costs	—	—	(35)	—	(35)
Stock–based compensation	6,970	—	445	—	445
Exercise of stock options	24,309	—	27	—	27
Net and comprehensive loss	—	—	—	(6,595)	(6,595)
Balance at March 31, 2022	19,213,651	2	113,233	(95,963)	17,272
Issuance of common stock in connection with the at-the-market program	877,927	—	1,858	—	1,858
Issuance costs		—	(53)	—	(53)
Stock–based compensation	8,024	—	445	—	445
Net and comprehensive loss	—	—	—	(4,927)	(4,927)
Balance at June 30, 2022	20,099,602	$2	$115,483	$(100,890)	$14,595

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(11,522)	$(46,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	890	957
Depreciation	2	2
Fair value change in warrant liabilities	—	33,829
Non-cash share settlement with investors	—	1,614
Unrealized loss from short-term investments	93	—
Change in assets and liabilities:
Collaborations receivable	—	(50)
Prepaid expenses and other assets	574	313
Accounts payable	302	161
Accrued and other liabilities	(318)	(816)
Net cash used in operating activities	(9,979)	(10,140)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock – registered direct offering	—	15,000
Proceeds from issuance of common stock – at-the-market program	3,066	4,067
Issuance costs	(85)	(1,102)
Payments in connection with short-term loan	(538)	—
Exercise of stock options	27	10
Net cash provided by financing activities	2,470	17,975
Net (decrease) increase in cash and cash equivalents	(7,509)	7,835
Cash and cash equivalents at beginning of period	24,534	16,399
Cash and cash equivalents at end of period	$17,025	$24,234
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$9	$—
Supplemental non-cash financing transactions:
Non-cash reclassification of Series A warrant liability to equity	$—	$61,793
Unpaid issuance and deferred offering costs	$3	$169

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

The Company has sustained operating losses since inception and expects such losses to continue indefinitely until a sustained revenue source is realized. Management plans to continue financing the Company’s operations primarily through additional issuances of the Company’s equity and debt securities or through collaborations or partnerships with other companies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate part or all of its research and development programs.

The Company’s headquarters is located in Farmington Hills, Michigan.

Global Economic Conditions
The COVID-19 pandemic that began around December 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. As a result of the COVID-19 pandemic, the Company has experienced, and may continue to experience, delays and disruptions in our clinical trials, as well as interruptions in our manufacturing, supply chain, shipping and research and development operations.  Testing and clinical trials, manufacturing, component supply, shipping and research and development operations may be further impacted by the continuing effects of COVID-19.
The lingering impacts of COVID-19 throughout 2021 and into 2022 have impeded global supply chains and resulted in inflationary cost increases. These broad-based inflationary impacts may increase future manufacturing costs of our products and product candidates. We expect these inflationary impacts to continue for the foreseeable future.
In addition to the direct and indirect impacts of COVID-19, the United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. As a result of the conflict, the United States, United Kingdom, European Union and other countries have levied economic sanctions and bans on Russia and Russia has responded with its own retaliatory measures. These measures have contributed to significant volatility and negative pressure in financial markets.  Securities of microcap and small-cap companies, including biotechnology companies in particular, have experienced substantial volatility in the recent past, often based on factors unrelated to the companies’ financial performance or prospects. Further decline in global economic conditions could have a lasting impact on regional and global economies, and may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the duration of fiscal year 2022 and beyond.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is held by two long-standing financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions. As of June 30, 2022, the Company had deposits that exceeded federally insured amounts by $16.5 million.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and are recorded on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets.  Subsequent changes in fair values are recorded in other income (expense), net on the  condensed consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through June 30, 2022.

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

Research and Development Expenses

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

 Other  Income (Expense), net

Other income (expense), net includes payments made by the Company in connection with the Contingent Value Rights Agreement discussed further below with former stockholders of Rexahn Pharmaceuticals, Inc. (“Rexahn”). In addition, Other income (expense), net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, and when they occur, reimbursements in connection with grants and other sources.

Index
Notes to Condensed Consolidated Financial Statements
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

Warrant Liabilities

The Company issued Series A Warrants in connection with the Pre-Merger Financing (see Note 3 – Pre-Merger Financing) and assumed Rexahn warrants issued prior to the Merger. The Company accounts for these warrants as a liability while outstanding at fair value during periods when certain provisions preclude equity accounting treatment for these instruments. Additionally, issuance costs associated with the warrants classified as liabilities are expensed as incurred and reflected as interest expense in the accompanying consolidated statements of comprehensive loss. The change in fair value of the warrant liabilities while outstanding was recognized as a component of the fair value change in warrant liabilities line item in the condensed consolidated statements of comprehensive loss.

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

As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, prepaid and other assets, accounts payable, accrued expenses and short-term loan, while outstanding, approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the warrant liabilities, while outstanding, were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2022 and 2021.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$126	$126	$—	$—
Total assets at fair value	$126	$126	$—	$—

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$219	$219	$—	$—
Total assets at fair value	$219	$219	$—	$—

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Short-term investments
Balance as of beginning of period	$219	$—
Unrealized loss	(93)	—
Balance as of end of period	$126	$—

Index
Notes to Condensed Consolidated Financial Statements
The following table provides a roll-forward of the warrant liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Warrant liabilities
Balance as of beginning of period	$—	$27,964
Change in fair value of warrant liabilities	—	33,829
Reclassification of Series A warrants from liability to equity	—	(61,793)
Balance as of end of period	$—	$—

Recent Accounting Pronouncements

 In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The Company does not expect that the adoption of this ASU on January 1, 2023 will have a significant impact on its condensed consolidated financial statements.

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

Index
Notes to Condensed Consolidated Financial Statements
The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of June 30, 2022, no milestones had been accrued as there were no additional potential milestones yet considered probable beyond those previously reported in the second and third quarters of calendar year 2021.

Former Rexahn Warrants

Following the closing of the Merger, 231,433 outstanding, unexercised Rexahn warrants to purchase common stock remained outstanding, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of June 30, 2022, 63,734 of the Rexahn warrants remained outstanding with exercise prices ranging from $38.40 to $146.88 per share with an average remaining contractual life of 1.5 years.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of June 30, 2022. Prior to the execution of the Waiver Agreements, the Series A Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity. A final fair valuation of the Series A Warrants was performed utilizing a Black Scholes model to estimate the aggregate fair value of the Series A Warrants prior to being re-classified as equity. Input assumptions used were as follows: risk-free interest rate 0.4%; expected volatility of 86.6%; expected life of 4.8 years; and expected dividend yield zero percent. The underlying stock price used was the market price as quoted on Nasdaq as of  February 3, 2021, the effective date of the Waiver Agreement.  The fair value change of the Series A Warrants was $33.8 million and was recorded to the fair value change in warrant liabilities line item on the accompanying condensed consolidated statements of comprehensive loss for the six months ended June 30, 2021. As a result of the reclassification to equity, the Series A Warrants are no longer subject to remeasurement.

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants outstanding as of June 30, 2022 were exercisable for 78,701 shares of common stock. The Series B Warrants were accounted for and classified as equity on the accompanying condensed balance sheets.

Index
Notes to Condensed Consolidated Financial Statements
4.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of June 30, 2022, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement, and as such, no liabilities were recorded related to the sublicense agreement.

Facility Leases

In May 2019, the Company entered into a short-term non-cancellable facility lease (the “HQ Lease”) for its operations and headquarters for a seven-month term beginning in June 2019. The HQ Lease, as amended, has extended the term to December 31, 2022. Additionally, Ocuphire leased office space in Rockville, Maryland through June 30, 2021 previously occupied by Rexahn (the “Rexahn Lease”). The HQ Lease and the Rexahn Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent, as amended, for the HQ Lease is approximately $3,000. The monthly base rent for the Rexahn Lease was $13,000. The rent expense associated with the HQ Lease and Rexahn Lease amounted to $9,000 and $50,000 during the three months ended June 30, 2022 and 2021, respectively. The rent expense associated with the HQ Lease and Rexahn Lease amounted to $21,000 and $98,000 during the six months ended June 30, 2022 and 2021, respectively. Total remaining expected rental payments under the HQ Lease amount to $18,000 through its December 31, 2022 expiration date.

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

5.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaids	$709	$1,243
Other	31	71
Total prepaids and other assets	$740	$1,314

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(17)	(15)
Property and equipment, net	$8	$10

Depreciation expense was $1,000 during each of the three month periods ended June 30, 2022 and 2021 and $2,000 during each of the six month periods ended June 30, 2022 and 2021.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
R&D services and supplies	$945	$1,081
Payroll	330	488
Professional services	104	84
Other	39	80
Total	$1,418	$1,733

Index
Notes to Condensed Consolidated Financial Statements
Short-Term Loan

The Company entered into an unsecured short-term loan (the “Loan”) agreement in the amount of $0.6 million in November 2021 related to financing an insurance policy.  The Loan was payable in six monthly installments of $108,000 beginning in December 2021.  The Loan had an annual interest rate of 5.5% per annum.  Interest expense in the amount of $4,000 and $9,000 was recognized in connection with the Loan during the three and six months ended June 30, 2022. The final payment on the Loan was made in May 2022.

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

On April 8, 2022, Ocuphire entered into a consulting agreement with a director of the Company. The consulting agreement provides for $10,000 a month in cash payments, effective as of April 1, 2022. Additionally, on April 8, 2022, in connection with the consulting arrangement, the director received a stock option grant for 50,000 options, 25% of which will vest on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months. The Company incurred related consulting expenses of $30,000 during the three and six months ended June 30, 2022.  There were no related consulting expenses incurred during the three and six months ended June 30, 2021.  $10,000 and none of the related consulting expenses were unpaid as of June 30, 2022 and December 31, 2021, respectively.

7.	Stockholders’ Equity

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and six months ended June 30, 2022, 877,927 and 1,214,471 shares of common stock were sold under the 2021 ATM for aggregate gross proceeds in the amount of $1.9 million and $3.1 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $53,000 and $88,000, respectively.  During the three and six months ended June 30, 2021, 900,943 shares were sold under the 2021 ATM for gross proceeds in the amount of approximately $4.1 million, before deducting issuance expenses in the amount of approximately $0.2 million.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement for a registered direct offering (“RDO”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”) at an offering price of $4.875 per one share and 0.50 RDO Warrants, for gross proceeds of approximately $15,000,000, before AGP’s fees and related offering expenses in the amount of approximately $1.1 million.

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of June 30, 2022, 1,538,461 RDO Warrants were outstanding.

8.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of comprehensive loss for the three- and six-month periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$276	$288	$571	$481
Research and development	169	175	319	476
Total stock-based compensation	$445	$463	$890	$957

Index
Notes to Condensed Consolidated Financial Statements
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

2020 Equity Incentive Plan

The stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. The 2020 Plan became effective on November 5, 2020.  Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. The 2020 Plan permits the grant of incentive and nonstatutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and net loss awards, and other stock-based awards.

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

General

During the three and six months ended June 30, 2022, 174,000 and 726,305 stock options were granted to directors, officers, employees and consultants, respectively, generally vesting over a twelve (12) to forty-eight (48) month period. During the three and six months ended June 30, 2021, 218,000 and 259,800 stock options were granted to newly-hired consultants and employees, respectively, generally vesting over a six (6) to forty-eight (48) month period. The Company recognized $418,000 and $434,000 in stock-based compensation expense related to stock options during the three months ended June 30, 2022 and 2021, respectively, and $835,000 and $880,000 during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, 24,309 stock options were exercised with an intrinsic value of $59,000. During the six months ended June 30, 2021, 7,386 stock options were exercised with an intrinsic value of $74,000.

The weighted average fair value per share of options granted during the three and six months ended June 30, 2022 was $1.71 and $2.15, respectively. The weighted average fair value per share of options granted during the three and six months ended June 30, 2021 was $4.50 and $4.85. The Company measures the fair value of stock options with service-based and performance-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have history to support a calculation of volatility and expected term. As such, the Company has used a weighted-average volatility considering the volatilities of several guideline companies.

Index
Notes to Condensed Consolidated Financial Statements
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

The weighted‑average assumptions used in the Black-Scholes option pricing model are as follows during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected stock price volatility	96.2%	99.2%	98.8%	97.2%
Expected life of options (years)	5.7	5.8	5.9	5.8
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.3%	0.9%	2.1%	0.9%

During the three and six months ended June 30, 2022, 204,406 and 267,103 stock options vested, respectively. During the three and six months ended June 30, 2021, 114,727 and 232,944 stock options vested (as adjusted for the Exchange Ratio), respectively.

During the three and six months ended June 30, 2022, 6,000 and 14,288 options were forfeited, respectively. During the three and six months ended June 30, 2021, 25,558 options were forfeited. As of June 30, 2022, 1,098,645 shares were available for future issuance under the 2020 Plan and Inducement Plan. No shares were available for future issuance under the 2018 Plan.

Unrecognized stock-based compensation cost was $3.2 million as of June 30, 2022. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.4 years.

Ocuphire Restricted Stock Awards

The Company did not grant any restricted stock awards (RSAs) during any of the periods presented. The RSAs granted in previous periods were subject to various vesting schedules.  During the six months ended June 30, 2022 and 2021, zero and 40,000 RSAs vested, respectively, and no RSAs were forfeited during the periods presented. The stock-based compensation expense attributed to the RSAs during the six months ended June 30, 2022 and 2021 was zero and $22,000, respectively.

Common Stock Issued for Services

The Company granted stock for services in the amount of 14,147 and 4,923 common shares to two board members who elected to receive their board retainers in the form of stock for services performed during the three  months ended June 30, 2022 and 2021, respectively, and 22,171 and 9,397 common shares during the six  months ended June 30, 2022 and 2021, respectively. The stock-based compensation related to these services amounted to $27,000 and $29,000 during the three months ended June 30, 2022 and 2021, respectively, and $55,000 during each of the six months ended June 30, 2022 and 2021.

Former Rexahn Options

Zero and 123 outstanding, unexercised and vested options to purchase Common Stock granted under the Rexahn Pharmaceuticals Stock Option Plan, as amended (the “Rexahn 2003 Plan”), remained outstanding as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, 82 and 123 options expired.

Index
Notes to Condensed Consolidated Financial Statements
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

None of the criteria to recognize milestone or royalty obligations were met during the three and six month periods ended June 30, 2022 and 2021.

10.	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, unissued common stock for services and stock options while outstanding are considered common stock equivalents for this purpose. Diluted earnings are computed utilizing the treasury method for the warrants, unissued common stock for services and stock options. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six month periods ended presented below:

	June 30,
	2022	2021
Series A, Series B, and RDO warrants	7,283,000	7,282,999
Stock options	2,784,544	2,011,054
Unissued common stock for services	14,147	4,923
Former Rexahn warrants	63,734	66,538
Former Rexahn options	—	82

11.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2022 and 2021 was zero percent. As of June 30, 2022, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2018 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

12.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three and six months ended June 30, 2022, the Company contributed $20,000 and $45,000 to the 401K Plan, respectively.

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

Its lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. As a result, Nyxol can potentially be used for the treatment of multiple indications such as reversal of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and dim light or night vision disturbances (“NVD”) (halos and glares). Ocuphire’s management believes these multiple indications potentially represent a significant market opportunity. Nyxol has been studied in a total of 12 clinical trials (3 Phase 1, 5 Phase 2, 4 Phase 3) in a total of approximately 1,100 patients (with over 650 Nyxol-treated) and has demonstrated promising clinical data for use in the multiple ophthalmic indications mentioned above. Ocuphire reported positive top-line data from the 1st Phase 3 trial (MIRA-2) for RM in March 2021, reported positive top-line data from a 2nd Phase 3 RM trial (MIRA-3) in March 2022, reported positive data from a pediatric safety study (MIRA-4) for RM in April 2022, and Ocuphire reported positive top-line data from a Phase 3 trial of Nyxol for treatment of NVD in May 2022. Ocuphire also reported positive top-line data from a Phase 2 trial of Nyxol for treatment of presbyopia, both alone and with low-dose pilocarpine (pilocarpine hydrochloride 0.4% ophthalmic solution, “LDP”) as adjunctive therapy in June 2021 and January 2022. Ocuphire anticipates submitting a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in late 2022 under the 505(b)(2) pathway for its drug-led combination product. Ocuphire has started pre-commercialization planning and activities in anticipation of approval of its RM application.

Ocuphire’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. DR is a disease resulting from diabetes in which chronically elevated blood sugar levels cause progressive damage to blood vessels in the retina. DME is a severe form of DR which involves leakage of protein and fluid into the macula, the central portion of the retina, causing swelling and vascular damage. Prior to Ocuphire’s in-licensing of the product candidate, APX3330 had been studied by other sponsors in a total of 11 clinical trials (6 Phase 1 and 5 Phase 2) in a total of over 420 healthy volunteers or patients (with over 340 APX3330-treated) for inflammatory and oncology indications, and had demonstrated evidence of tolerability, pharmacokinetics, durability, and target engagement. Ocuphire has also in-licensed APX2009 and APX2014, which are second-generation product candidates and analogs of APX3330. Ocuphire initiated a Phase 2 trial for APX3330 in April 2021 for the treatment of patients with DR, including moderately severe non-proliferative DR (“NPDR”) and mild proliferative DR (“PDR”), as well as patients with DME without loss of central vision. Ocuphire reported enrollment completion of 103 patients in the ZETA-1 trial in March 2022 and expects to report top-line results from the ZETA-1 DR/DME Phase 2b study in the second half of 2022. In July 2022, Ocuphire reported masked safety data as of mid-June 2022, from the ongoing Phase 2 trial in DR/DME for the 103 patients enrolled where 100% of these patients completed 12 weeks of dosing and approximately 70% patients completed 24 weeks of dosing. These masked safety data are consistent with the favorable safety profile from the prior 11 clinical trials with total exposure experience of over 9,000 subject-days with 600 mg daily dose of APX3330.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Strategic Outlook

As part of its strategy, Ocuphire will continue to explore opportunities to acquire additional ophthalmic assets and to seek strategic partners for late-stage development, regulatory preparation and commercialization in key global markets. To date, Ocuphire’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. Ocuphire does not have any products approved for sale and has not generated any significant amounts of revenue. Ocuphire does not expect to generate significant revenues until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates. Until such time, if ever, as Ocuphire can generate substantial product revenue, Ocuphire expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through June 30, 2022, Ocuphire has funded its operations primarily through equity financings that totaled $52.7 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Merger”) with Rexahn Pharmaceuticals, Inc. (“Rexahn”), net cash at Rexahn, a minor amount of license fee payments earned under license agreements related to Rexahn’s RX-3117 drug compound, and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds. Ocuphire’s net losses were $11.5 million and $46.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, Ocuphire had an accumulated deficit of $100.9 million. Ocuphire anticipates that its expenses will increase substantially as it:

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

Recent Developments

Clinical Milestones

On May 19, 2022, Ocuphire announced positive top-line results in LYNX-1, a Phase 3 pivotal clinical trial investigating the safety and efficacy of Nyxol for night (or dim light) vision disturbances (NVD) in 145 subjects. The FDA-agreed primary endpoint was met, with a statistically significant greater percentage of Nyxol-treated subjects having gained 15 or more letters of mesopic low contrast distance visual acuity (mLCVA) at Day 8, compared to placebo. Key secondary endpoints were also met, including 10 and 15 or more letters of mLCVA improvement at day 15. Nyxol continued to show a favorable safety and tolerability profile with no serious adverse events, and the low adverse events occurring in Nyxol-treated subjects were predominantly mild in severity and were consistent with those observed in previous trials. This is the first Phase 3 trial to study NVD and to show an improvement in distance and contrast vision at night with a pupil modulation mechanism which has cross-over differentiation to presbyopia.

Non-clinical Update

For presbyopia, the in-life phase of a 90-day nonclinical ocular toxicology study has been completed for Nyxol and LDP doses in Dutch-belted rabbits. This study was designed to support any future chronic indication for such combination.  Reports will be finalized and submitted to the FDA.

Regulatory Update

Previously, Ocuphire completed a Type-C meeting with the FDA on February 14, 2022 from which it obtained guidance regarding the design of VEGA-2 and VEGA-3 pivotal trials for Nyxol both as a single agent and with LDP as adjunct eye drops for the treatment of presbyopia. In addition to the February 2022 Type-C meeting, Ocuphire completed a Type B (Pre-NDA) meeting on June 24, 2022 from which it obtained guidance on the content of CMC, Clinical and Non-Clinical Modules. The FDA confirmed that OraVerse and Regitine were appropriate to use as reference listed drugs to support a 505(b)(2) NDA. In July 2022, Ocuphire submitted a Phase 3 protocol for Study OPI-NYXP-301 (VEGA-2).  This is the first of two Phase 3 registration trials intended to support the presbyopia indication and is anticipated to initiate in the second half of 2022. If successful, the Company expects to file a supplemental NDA for Nyxol as a single-agent for presbyopia and a new NDA for the combination thereafter.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Presentations, Publications and Conferences

Ocuphire’s management team and medical advisors have participated by invitation at twenty medical, scientific, industry and investment conferences from January through August 2022, at which over twenty papers, posters and panel talks were presented. The Company has been engaging with dozens of key opinion leaders to expand awareness of the Nyxol and APX3330 development programs.

Patents

On August 3, 2022, Ocuphire announced that the United States Patent and Trademark Office (USPTO) issued U.S. Patent No. 11,400,077, with claims directed to methods of treating mydriasis using phentolamine mesylate. This patent extends patent protection for Nyxol for Reversal of Mydriasis by 5 years into 2039 and is listable in the FDA Orange Book. This new U.S. patent, issued on August 2, 2022, complements the company’s patent estate relating to Nyxol, which contains U.S. and foreign patents and patent applications for phentolamine mesylate formulations and methods of using phentolamine mesylate that include 19 patents and over 30 pending patent applications.

On June 29, 2022, Ocuphire announced that the United States Patent and Trademark Office (USPTO) issued new U.S. patent 11,351,130, which extends the duration of U.S. patent protection for, and broadens coverage of, the company’s late-stage oral product candidate, APX3330. U.S. Patent No. 11,351,130 has claims directed to methods of treatment using APX3330, which makes it eligible for listing in the U.S. FDA Orange Book. It issued on June 7, 2022 and has a term that expires in 2038.  Claims in this patent include methods of treating inflammation and chronic pain in a subject suffering from diabetes. This patent complements the company’s patent estate relating to APX3330 and the company’s pipeline products including APX2009 and APX2014, together the subject of over 40 cases that are a combination of patents and pending patent applications directed to ophthalmic and other uses in the U.S., Europe, Japan, and other foreign countries.

Global Economic Conditions

The COVID-19 pandemic that began in late 2019 introduced significant volatility to the global economy, disrupted supply chains and had a widespread adverse effect on the financial markets. As a result of the COVID-19 pandemic, the Company has experienced, and may continue to experience, delays and disruptions in our clinical trials, as well as interruptions in our manufacturing, supply chain, shipping and research and development operations.  Testing and clinical trials, manufacturing, component supply, shipping and research and development operations may be further impacted by the continuing effects of COVID-19

The lingering impacts of COVID-19 throughout 2021 and into 2022 have impeded global supply chains and resulted in inflationary cost increases. These broad-based inflationary impacts may increase future manufacturing costs of our products and product candidates. We expect these inflationary impacts to continue for the foreseeable future.

In addition to the direct and indirect impacts of COVID-19, the United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. As a result of the conflict, the United States, United Kingdom, European Union and other countries have levied economic sanctions and bans on Russia and Russia has responded with its own retaliatory measures. These measures have contributed to significant volatility and negative pressure in financial markets.  Securities of microcap and small-cap companies, including biotechnology companies in particular, have experienced substantial volatility in the recent past, often based on factors unrelated to the companies’ financial performance or prospects. Further decline in global economic conditions could have a lasting impact on regional and global economies, and may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the duration of fiscal year 2022 and beyond.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q
Operating Expenses

Ocuphire’s operating expenses are classified into two categories: general and administrative and research and development.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation costs, for personnel in functions not directly associated with research and administrative activities. Other significant costs include insurance coverage for directors and officers and other property and liability exposures, legal fees relating to intellectual property and corporate matters, professional fees for accounting and tax services, and other services provided by business consultants. Ocuphire anticipates that its general and administrative expenses will significantly increase in the future to support its continued research and development activities and costs associated with operating as a public company. These increases will include increased costs related to the hiring of additional personnel and fees for legal and professional services as well as other public company-related costs.

Research and Development

To date, Ocuphire’s research and development expenses have been related primarily to the clinical-stage development of Nyxol and APX3330. Research and development expenses consist of costs incurred in performing research and development activities, including compensation and benefits for research and development employees and costs for consultants, costs associated with preclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, non-legal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses. Research and development costs are expensed as incurred and costs incurred by third parties are expensed as the contracted work is performed. Ocuphire accrues for costs incurred as the services are being provided by monitoring the status of the study or project, and the invoices received from its external service providers. Ocuphire adjusts its accrual as actual costs become known. Research and development activities are central to Ocuphire’s business model.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q
Other Income (Expense), net

Other income (expense), net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur. In addition, payments made by us in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) with former Rexahn shareholders when they occur are also included in this line item.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as Ocuphire has incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of June 30, 2022 and December 31, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	June 30,
	2022	2021	Change

Collaborations revenue	$—	$100	$(100)

Operating expenses:
General and administrative	1,776	3,408	(1,632)
Research and development	3,162	3,829	(667)
Total operating expenses	4,938	7,237	(2,299)
Loss from operations	(4,938)	(7,137)	2,199
Interest expense	(4)	—	(4)
Fair value change in warrant liabilities	—	—	—
Other income, net	15	1	14
Loss before income taxes	(4,927)	(7,136)	2,209
Provision for income taxes	—	—	—
Net loss	$(4,927)	$(7,136)	$2,209

Collaborations Revenue

Collaborations revenue was $0.1 million for the three months ended June 30, 2021. Revenue during the period was derived from the license agreement with BioSense related to certain technology transfers. There was no collaborations revenue recognized during the current year period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $1.8 million compared to $3.4 million for the three months ended June 30, 2021. The $1.6 million decrease was largely attributed to settlement costs incurred with certain investors in the comparable prior year period. General and administrative expenses included $0.3 million in stock-based compensation expense during each of the three-month periods ended June 30, 2022 and 2021.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $3.2 million compared to $3.8 million for the three months ended June 30, 2021. The $0.7 million decrease was primarily attributable to the completion of clinical trials and the timing of manufacturing activities for Nyxol and APX3330. Research and development expenses also included $ 0.2 million in stock-based compensation expense during each of the three-month periods ended June 30, 2022 and 2021.

Interest Expense

Interest expense for the three months ended June 30, 2022 of $4,000 was comprised of interest on principal related to a short-term loan. There was no interest expense during the comparable prior year period.

Fair Value Change in Warrant Liabilities

There was a negligible change to the fair value of the warrant liability associated with the Rexahn warrants during the three months ended June 30, 2022 and 2021.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Other Income, net

During the three months ended June 30, 2022, Ocuphire had other income, net of $15,000 which consisted  of interest income related to cash and cash equivalents of $22,000 and realized currency gains of $2,000, offset in part by unrealized losses from our short-term investments of $9,000. Other income during the three months ended June 30, 2021 was attributed largely to interest income.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2022	2021	Change

Collaborations revenue	$—	$100	$(100)

Operating expenses:
General and administrative	3,512	5,112	(1,600)
Research and development	7,934	7,311	623
Total operating expenses	11,446	12,423	(977)
Loss from operations	(11,446)	(12,323)	877
Interest expense	(9)	—	(9)
Fair value change in warrant liabilities	—	(33,829)	33,829
Other (expense) income, net	(67)	2	(69)
Loss before income taxes	(11,522)	(46,150)	34,628
Provision for income taxes	—	—	—
Net loss	$(11,522)	$(46,150)	$34,628

Collaborations Revenue

Collaborations revenue was $0.1 million for the six months ended June 30, 2021. Revenue during the period was derived from the license agreement with BioSense related to certain technology transfers. There was no collaborations revenue recognized during six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $3.5 million compared to $5.1 million for the six months ended June 30, 2021. The $1.6 million decrease was largely attributable to the $1.6 million non-cash settlement with certain investors in the comparable prior year period. Administrative employee headcount and other operating cost increases of approximately $0.2 million were offset by decreases in legal and public company costs in the current year period when compared to the comparable prior year period.  General and administrative expenses included $0.6 million and $0.5 million in stock-based compensation expense during the six months ended June 30, 2022 and 2021, respectively.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $7.9 million compared to $7.3 million for the six months ended June 30, 2021. The $0.6 million increase was primarily attributable to more ongoing clinical trials and manufacturing activities for Nyxol and APX3330 as well as regulatory, preclinical and other development activities. Research and development expenses also included $0.3 million and $0.5 million in stock-based compensation expense during the six months ended June 30, 2022 and 2021, respectively.

Fair Value Change in Warrant Liabilities

The fair value change in warrant liabilities was an expense of $33.8 million for the six months ended June 30, 2021 related to the issuance of the Series A Warrants in connection with the Pre-Merger Financing in November 2020 and to the fluctuations in Ocuphire’s common stock fair value and the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire warrant liabilities  that were outstanding during the relevant periods. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity and are no longer subject to remeasurement. There was a negligible change to the fair value of the warrant liability associated with the Rexahn warrants during the six months ended June 30, 2022.

Other (Expense) Income, net

During the six months ended June 30, 2022, Ocuphire had other expense, net of $67,000 stemming principally from net unrealized losses from our short-term investments of $93,000, offset in part by interest income of $24,000 related to cash and cash equivalents on hand and realized currency gains of $2,000. Other income during the six  months ended June 30, 2021 was largely attributed to interest income.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Liquidity and Capital Resources

Capital Resources

As of June 30, 2022, Ocuphire’s principal sources of liquidity consisted of cash and cash equivalents of $17.0 million. Ocuphire believes that its cash on hand will be sufficient to fund its operations through the third quarter of 2023. The Company’s cash and cash equivalents are invested primarily in cash deposits at large, long-standing financial institutions.

 Ocuphire has not generated any revenue and anticipates that it will continue to incur losses for the foreseeable future. Future capital requirements depend on many factors, including the need for the following:

•	continued clinical trials and preclinical studies for Nyxol, APX3330 and for any other product candidate in its future pipeline;

•	developing additional product candidates that it identifies, in-licenses or acquires;

•	seeking regulatory approvals for any product candidates that successfully complete clinical trials;

•	contracts to manufacture its product candidates;

•	Establishing, on its own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which it may obtain regulatory approval;

•	maintaining, expanding and protecting its intellectual property portfolio;

•	hiring additional staff, including clinical, scientific, operational and financial personnel, to execute its business plan;

•	adding operational, financial and management information systems and personnel, including personnel to support its product development and potential future commercialization efforts; and

•	operating as a public company.

 Historical Capital Resources

Ocuphire’s primary source of cash to fund its operations has been various equity offerings in the amount of $52.7 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). A total of 3,993,361 shares of common stock were sold under the 2021 ATM for gross proceeds through June 30, 2022 in the amount of $16.6 million before deducting issuance expenses in the amount of $0.5 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of June 30, 2022, 1,538,461 RDO Warrants were still outstanding.

The offering of the securities was made pursuant to the Company’s effective shelf registration statement on Form S-3.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Pre-Merger Financing

Securities Purchase Agreement

On June 17, 2020, Ocuphire, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by directors of Ocuphire Pharma, Inc. prior to the Merger, and one director of Rexahn, upon closing of the Merger (the “Pre-Merger Financing”). Pursuant to the Pre-Merger Financing, (i) Ocuphire issued and sold to the investors shares of common stock of Ocuphire Pharma,Inc. prior to the Merger (the “Initial Shares”) which converted pursuant to the exchange ratio in the Merger into an aggregate of 1,249,996 shares (the “Converted Initial Shares”) of common stock, (ii) Ocuphire deposited into escrow, for the benefit of the Investors, additional shares of common stock of Ocuphire Pharma, Inc. prior to the Merger (the “Additional Shares”) which converted pursuant to the exchange ratio in the Merger into an aggregate of 3,749,992 shares of common stock (the “Converted Additional Shares”), which Converted Additional Shares were delivered (or became deliverable) to the investors on November 19, 2020, and (iii) the Company agreed to issue to each investor on the tenth trading day following the consummation of the Merger (x) Series A Warrants representing the right to acquire shares of common stock equal to the sum of (A) the Converted Initial Shares purchased by the investor, (B) the Converted Additional Shares delivered or deliverable to the investor, without giving effect to any limitation on delivery contained in the Securities Purchase Agreement and (C) the initial number of shares of common stock, if any, underlying the Series B Warrants issued to the Investor and (y) additional warrants to purchase shares of common stock.

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

Pursuant to the Waiver Agreements, the number of shares underlying all of the Series B Warrants was fixed to 1,708,335 in the aggregate with respect to all Holders.

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of June 30, 2022, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable for 665,836 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of June 30, 2022, 78,701 Series B Warrants were still outstanding.

At issuance, the Series B Warrants contained certain provisions that could have resulted in the issuance of additional Series B Warrants depending on the dollar volume-weighted average prices of a share of Common Stock during a 45-trading day Reset Period.  Pursuant to the terms of the Waiver Agreements, those provisions are no longer in effect.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Ocuphire Convertible Notes

From May 2018 through March 2020, Ocuphire issued convertible notes (the “Ocuphire convertible notes”) for aggregate gross proceeds of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes. The final closing of the Ocuphire convertible notes occurred on March 10, 2020. The Ocuphire convertible notes had an interest rate of 8% per annum. On November 4, 2020, all of Ocuphire’s outstanding notes were converted into 977,128 shares of Ocuphire common stock in connection with the completion of the Merger.

Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2022	2021

Net cash used in operating activities	$(9,979)	$(10,140)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	2,470	17,975
Net (decrease) increase in cash and cash equivalents	$(7,509)	$7,835

Cash Flow from Operating Activities

For the six months ended June 30, 2022, cash used in operating activities of $10.0 million was attributable to a net loss of $11.5 million, partially offset by $1.0 million in non-cash operating expenses, and a net change of approximately $0.5 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $0.9 million and unrealized loss on short-term investments of $0.1 million. The change in operating assets and liabilities was primarily attributable to a net cash use of $0.6 million attributed to an increase in prepaid expenses associated with the fluctuations of Ocuphire’s operating expenses.

For the six months ended June 30, 2021, cash used in operating activities of $10.1 million was attributable to a net loss of $46.2 million, partially offset by $36.4 million in non-cash operating expenses and a net change of $(0.4) million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of the fair value change in the warrant liabilities of $33.8 million, a share settlement with certain investors in the amount of $1.6 million and stock-based compensation of $1.0 million. The change in operating assets and liabilities was primarily attributable to a decrease in Ocuphire’s accrued liabilities, on net basis, offset in part by a decrease in prepaid expenses and an increase in accounts receivable associated with the fluctuations of Ocuphire’s operating expenses and in connection with operating as a public company post-Merger.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $2.5 million that consisted principally of proceeds received from the 2021 ATM net of issuance costs in the amount of $3.0 million, offset in part by payments made on the short-term loan of $0.5 million.

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

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2023. Refer to Note 4 – Commitments and Contingencies included in Part 1, Item 1 – Financial Statements” of this Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

 We expect to satisfy our short-term and long-term obligations through cash on hand and from future equity and debt financings until we generate an adequate level of revenue from commercial sales to cover expenses, if ever.

Index
Ocuphire Pharma, Inc.
Form 10-Q
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

Our significant accounting policies are discussed in Note 1 — Company Description and Summary of Significant Accounting Policies, included in “Part I, Item 1 – Financial Statements” of this Report. We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective, or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board of Directors. We have not made any material changes to date, nor do we believe there is a reasonable likelihood of a material future change to the accounting methodologies for the areas described below.

Warrant Liabilities

Following the Merger, Ocuphire issued the Series A Warrants in connection with the Pre-Merger Financing and assumed Rexahn warrants issued prior to the Merger. Ocuphire accounts for these warrants as a liability at fair value as long as certain provisions precluding equity accounting treatment are present.  Upon the execution of the Waiver Agreements described in Note 3 — Pre-Merger Financing included in “Part 1, Item 1 – Financial Statements” of this Report, the Series A Warrants were no longer subject to cash settlement or indexation provisions, precluding equity classification, and as a result, not subject to fair value remeasurement. Ocuphire will continue to adjust the Rexahn warrant liability for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the Rexahn warrants.  We do not expect that the fluctuations in fair value attributed to the Rexahn warrant liability will be significant.

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

 Recent Accounting Pronouncements

Refer to Note 1 — “Company Description and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).
3.7	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).
3.8	First Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2022).
3.9	Second Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2022).
10.1	Non-Employee Director Compensation Policy
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed

Index
Ocuphire Pharma, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2022

Ocuphire Pharma, Inc.

By:	/s/ Mina Sooch
Mina Sooch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Vice President Finance
(Principal Financial Officer)