Form 10-Q
period 2022-09-30
Ocuphire Pharma, Inc.
filed 2022-11-04
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2022 was 20,807,015.

OCUPHIRE PHARMA, INC.
FORM 10-Q
INDEX

		Page
	PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

	PART II – OTHER INFORMATION	29

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURES		31

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,855	$24,534
Prepaids and other current assets	605	1,314
Short-term investments	101	219
Total current assets	14,561	26,067
Property and equipment, net	7	10
Total assets	$14,568	$26,077

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,468	$1,584
Accrued expenses	1,223	1,733
Short-term loan	—	538
Total current liabilities	2,691	3,855
Warrant liabilities	—	—
Total liabilities	2,691	3,855

Commitments and contingencies (Note 4, Note 9 and Note 10)

Stockholders’ equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 20,801,506 and 18,845,828 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in-capital	117,296	111,588
Accumulated deficit	(105,421)	(89,368)
Total stockholders’ equity	11,877	22,222
Total liabilities and stockholders’ equity	$14,568	$26,077

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Collaborations revenue	$—	$489	$—	$589

Operating expenses:
General and administrative	1,703	1,595	5,215	6,707
Research and development	2,835	3,126	10,769	10,437
Total operating expenses	4,538	4,721	15,984	17,144
Loss from operations	(4,538)	(4,232)	(15,984)	(16,555)
Interest expense	—	—	(9)	—
Fair value change of warrant liabilities	—	—	—	(33,829)
Other income (expense), net	7	2	(60)	4
Loss before income taxes	(4,531)	(4,230)	(16,053)	(50,380)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(4,531)	(4,230)	(16,053)	(50,380)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(4,531)	$(4,230)	$(16,053)	$(50,380)
Net loss per share:
Basic and diluted (Note 11)	$(0.22)	$(0.25)	$(0.82)	$(3.64)
Number of shares used in per share calculations:
Basic and diluted	20,498,229	16,925,006	19,635,651	13,841,067

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2020	10,882,495	$1	$19,207	$(32,675)	$(13,467)
Reclassification of Series A warrant liability to equity	—	—	61,793	—	61,793
Stock–based compensation	40,000	—	494	—	494
Exercise of stock options	7,386	—	10	—	10
Net and comprehensive loss	—	—	—	(39,014)	(39,014)
Balance at March 31, 2021	10,929,881	1	81,504	(71,689)	9,816
Issuance of common stock and warrants in connection with registered direct offering	3,076,923	1	14,999	—	15,000
Issuance of common stock in connection with the at-the-market program	900,943	—	4,067	—	4,067
Issuance of common stock in connection with settlement with investors	350,000	—	1,614	—	1,614
Issuance costs	—	—	(1,271)	—	(1,271)
Stock–based compensation	4,474	—	463	—	463
Exercise of Series B warrants	1,629,634	—	—	—	—
Net and comprehensive loss	—	—	—	(7,136)	(7,136)
Balance at June 30, 2021	16,891,855	2	101,376	(78,825)	22,553
Issuance of common stock in connection with the at-the-market program	332,600	—	1,739	—	1,739
Issuance costs	—	—	(50)	—	(50)
Share–based compensation	4,923	—	478	—	478
Exercise of options	66,056	—	76	—	76
Net and comprehensive loss	—	—	—	(4,230)	(4,230)
Balance at September 30, 2021	17,295,434	$2	$103,619	$(83,055)	$20,566

Balance at December 31, 2021	18,845,828	$2	$111,588	$(89,368)	$22,222
Issuance of common stock in connection with the at-the-market program	336,544	—	1,208	—	1,208
Issuance costs	—	—	(35)	—	(35)
Stock–based compensation	6,970	—	445	—	445
Exercise of stock options	24,309	—	27	—	27
Net and comprehensive loss	—	—	—	(6,595)	(6,595)
Balance at March 31, 2022	19,213,651	2	113,233	(95,963)	17,272
Issuance of common stock in connection with the at-the-market program	877,927	—	1,858	—	1,858
Issuance costs	—	—	(53)	—	(53)
Stock–based compensation	8,024	—	445	—	445
Net and comprehensive loss	—	—	—	(4,927)	(4,927)
Balance at June 30, 2022	20,099,602	2	115,483	(100,890)	$14,595
Issuance of common stock in connection with the at-the-market program	634,509	—	1,362	—	1,362
Issuance costs	—	—	(42)	—	(42)
Stock–based compensation	66,372	—	493	—	493
Exercise of Series B warrants	1,023	—	—	—	—
Net and comprehensive loss	—	—	—	(4,531)	(4,531)
Balance at September 30, 2022	20,801,506	$2	$117,296	$(105,421)	$11,877

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(16,053)	$(50,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,383	1,435
Depreciation	3	3
Fair value change in warrant liabilities	—	33,829
Non-cash share settlement with investors	—	1,614
Receipts of investments related to license agreement	—	(289)
Unrealized loss (gain) from short-term investments	118	(94)
Change in assets and liabilities:
Prepaid expenses and other assets	709	709
Accounts payable	(125)	216
Accrued and other liabilities	(512)	(767)
Net cash used in operating activities	(14,477)	(13,724)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock – registered direct offering	—	15,000
Proceeds from issuance of common stock – at-the-market program	4,428	5,806
Issuance costs	(119)	(1,317)
Payments in connection with short-term loan	(538)	—
Exercise of stock options and Series B warrants	27	86
Net cash provided by financing activities	3,798	19,575
Net (decrease) increase in cash and cash equivalents	(10,679)	5,851
Cash and cash equivalents at beginning of period	24,534	16,399
Cash and cash equivalents at end of period	$13,855	$22,250
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$9	$—
Supplemental non-cash financing transactions:
Non-cash reclassification of Series A warrant liability to equity	$—	$61,793
Unpaid issuance and deferred offering costs	$11	$4

See accompanying notes.

Index
Notes to Condensed Consolidated Financial Statements

1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (the “Company” or “Ocuphire”) is a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of refractive and retinal eye disorders. Ocuphire’s pipeline currently includes two small molecule product candidates targeting several of such indications. The Company’s lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The Company’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. The Company has also in-licensed APX2009 and APX2014, which are second-generation product candidates and analogs of APX3330.

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

The Company’s headquarters is located in Farmington Hills, Michigan.

Global Economic Conditions
Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID‑19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

Additionally, the Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

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

On December 31, 2021, the Company merged its wholly-owned subsidiary, OcuSub Inc, with and into the Company, with the Company remaining as the surviving entity. The merger of the Company’s wholly-owned subsidiary did not have a financial impact in the periods presented. Upon close of this merger, the Company did not have any remaining entities that required consolidation for financial statement reporting purposes. All significant intercompany accounts and transactions were eliminated in the preparation of the condensed consolidated financial statements prior to the December 31, 2021 merger with OcuSub Inc.

Index
Notes to Condensed Consolidated Financial Statements
Going Concern

The Company’s ability to continue operating as a going concern is contingent upon, among other things, its ability to secure additional financing and to achieve and maintain profitable operations. The Company plans to issue additional equity and/or debt instruments to finance operating and working capital requirements, including additional issuances under the 2021 at-the-market program discussed further below. While the Company expects to obtain the additional financing that is needed, there is no assurance that the Company will be successful in obtaining the necessary funding for future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is held by two long-standing financial institutions in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions. As of September 30, 2022, the Company had deposits that exceeded federally insured amounts by $13.4 million.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and are recorded on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets.  Subsequent changes in fair values are recorded in other income (expense), net on the  condensed consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through September 30, 2022.

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

Index
Notes to Condensed Consolidated Financial Statements
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

 Other Income (Expense), net

Other income (expense), net includes payments made by the Company in connection with the Contingent Value Rights Agreement discussed further below with former stockholders of Rexahn Pharmaceuticals, Inc. (“Rexahn”). In addition, other income (expense), net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and from foreign currency exchange transactions, and when they occur, reimbursements in connection with grants and other sources.

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

Index
Notes to Condensed Consolidated Financial Statements
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

As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, prepaid and other assets, accounts payable, accrued expenses and short-term loan, while outstanding, approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the warrant liabilities, while outstanding, were based on cash flow models discounted at current implied market rates evidenced in recent arms-length transactions representing expected returns by market participants for similar instruments and were based on Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2022 and 2021.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$101	$101	$—	$—
Total assets at fair value	$101	$101	$—	$—

	As of December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$219	$219	$—	$—
Total assets at fair value	$219	$219	$—	$—

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Short-term investments
Balance as of beginning of period	$219	$—
Receipt of investments related to license agreement	—	342
Unrealized (loss) gain	(118)	41
Balance as of end of period	$101	$383

Index
Notes to Condensed Consolidated Financial Statements
The following table provides a roll-forward of the warrant liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended September 30, 2022 and 2021 (in thousands):

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

Index
Notes to Condensed Consolidated Financial Statements
The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of September 30, 2022, no milestones had been accrued as there were no additional potential milestones yet considered probable beyond those previously reported in the second and third quarters of calendar year 2021.

Former Rexahn Warrants

Following the closing of the Merger, 231,433 outstanding, unexercised Rexahn warrants to purchase common stock remained outstanding, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of September 30, 2022, 63,734 of the Rexahn warrants remained outstanding with exercise prices ranging from $38.40 to $146.88 per share with an average remaining contractual life of 1.2 years.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of September 30, 2022. Prior to the execution of the Waiver Agreements, the Series A Warrants were accounted for and classified as liabilities on the accompanying condensed balance sheets given certain price reset provisions not used for a fair valuation under a fixed for fixed settlement scenario as required for equity balance sheet classification. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity. A final fair valuation of the Series A Warrants was performed utilizing a Black Scholes model to estimate the aggregate fair value of the Series A Warrants prior to being re-classified as equity. Input assumptions used were as follows: risk-free interest rate 0.4%; expected volatility of 86.6%; expected life of 4.8 years; and expected dividend yield zero percent. The underlying stock price used was the market price as quoted on Nasdaq as of  February 3, 2021, the effective date of the Waiver Agreement.  The fair value change of the Series A Warrants was $33.8 million and was recorded to the fair value change in warrant liabilities line item on the accompanying condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2021. As a result of the reclassification to equity, the Series A Warrants are no longer subject to remeasurement.

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants outstanding as of September 30, 2022 were exercisable for 77,678 shares of common stock. The Series B Warrants were accounted for and classified as equity on the accompanying condensed balance sheets.

Index
Notes to Condensed Consolidated Financial Statements
4.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of September 30, 2022, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement, and as such, no liabilities were recorded related to the sublicense agreement.

Facility Leases

In May 2019, the Company entered into a short-term non-cancellable facility lease (the “HQ Lease”) for its operations and headquarters for a seven-month term beginning in June 2019. The HQ Lease, as amended, has extended the term to December 31, 2022. Additionally, Ocuphire leased office space in Rockville, Maryland through June 30, 2021 previously occupied by Rexahn (the “Rexahn Lease”). The HQ Lease and the Rexahn Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent, as amended, for the HQ Lease is approximately $3,000. The monthly base rent for the Rexahn Lease was $13,000. The rent expense associated with the HQ Lease and Rexahn Lease amounted to $9,000 during each three month period ended September 30, 2022 and 2021. The rent expense associated with the HQ Lease and Rexahn Lease amounted to $30,000 and $107,000 during the nine months ended September 30, 2022 and 2021, respectively. The total remaining expected rental payments under the HQ Lease amount to $45,000 through its new December 31, 2023 expiration date as amended in October 2022. (See Note 14 — Subsequent Events).

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

5.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaids	$544	$1,243
Other	61	71
Total prepaids and other assets	$605	$1,314

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(18)	(15)
Property and equipment, net	$7	$10

Depreciation expense was $1,000 during each of the three month periods ended September 30, 2022 and 2021 and $3,000 during each of the nine month periods ended September 30, 2022 and 2021.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
R&D services and supplies	$583	$1,081
Payroll	380	488
Professional services	186	84
Other	74	80
Total	$1,223	$1,733

Index
Notes to Condensed Consolidated Financial Statements
Short-Term Loan

The Company entered into an unsecured short-term loan (the “Loan”) agreement in the amount of $0.6 million in November 2021 related to financing an insurance policy.  The Loan was payable in six monthly installments of $108,000 beginning in December 2021.  The Loan had an annual interest rate of 5.5% per annum.  Interest expense in the amount of $9,000 was recognized in connection with the Loan during the nine months ended September 30, 2022. The final payment on the Loan was made in May 2022.

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

On April 8, 2022, Ocuphire entered into a consulting agreement with a director of the Company. The consulting agreement provides for $10,000 a month in cash payments, effective as of April 1, 2022. Additionally, on April 8, 2022, in connection with the consulting arrangement, the director received a stock option grant for 50,000 options, 25% of which will vest on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months. The consulting agreement was amended on September 19, 2022 to provide for vesting acceleration for stock-based awards in the event of a change in control. The Company incurred related consulting expenses of $30,000  and $60,000 during the three and nine months ended September 30, 2022, respectively. There were no related consulting expenses incurred during the three and nine months ended September 30, 2021. As of September 30, 2022, $10,000 of the related consulting expenses were unpaid.

7.	Stockholders’ Equity

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and nine months ended September 30, 2022, 634,509 and 1,848,980 shares of common stock were sold under the 2021 ATM for aggregate gross proceeds in the amount of $1.4 million and $4.4 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $42,000 and $130,000, respectively.  During the three and nine months ended September 30, 2021, 332,600 and 1,233,543 shares were sold under the 2021 ATM for gross proceeds in the amount of approximately $1.7 million and $5.8 million, before deducting issuance expenses in the amount of approximately $0.1 and $0.3 million, respectively.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of September 30, 2022, 1,538,461 RDO Warrants were outstanding.

8.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed consolidated statements of comprehensive loss for the three and nine month periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$299	$322	$870	$804
Research and development	194	156	513	631
Total stock-based compensation	$493	$478	$1,383	$1,435

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

2020 Plan Evergreen Provision

Under the 2020 Plan, the shares reserved automatically increase on January 1 of each year, for a period of not more than ten years from the date the 2020 Plan is approved by the stockholders of the Company, commencing on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 5% of the shares of common stock outstanding as of December 31 of the preceding calendar year. Notwithstanding the foregoing, the Board of Directors may act prior to January 1 of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2022, 942,291 shares were added to the 2020 Plan as a result of the evergreen provision.

General

During the three and nine months ended September 30, 2022, 167,000 and 893,305 stock options were granted to directors, officers, employees and consultants, respectively, generally vesting over a ten (10) to forty-eight (48) month period. During the three and nine months ended September 30, 2021, 128,000 and 387,800 stock options were granted to newly-hired consultants and employees, respectively, generally vesting over a six (6) to forty-eight (48) month period. The Company recognized $394,000 and $452,000 in stock-based compensation expense related to stock options during the three months ended September 30, 2022 and 2021, respectively, and $1,229,000 and $1,331,000 during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, 24,309 stock options were exercised with an intrinsic value of $59,000. During the three and nine months ended September 30, 2021, 66,056 and 73,442 stock options were exercised, respectively, with an intrinsic value of $271,000 and $345,000, respectively.

The weighted average fair value per share of options granted during the three and nine months ended September 30, 2022 was $1.65 and $2.06, respectively. The weighted average fair value per share of options granted during the three and nine months ended September 30, 2021 was $3.69 and $4.47, respectively. The Company measures the fair value of stock options with service-based and performance-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have history to support a calculation of volatility and expected term. As such, the Company has used a weighted-average volatility considering the volatilities of several guideline companies.

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

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected stock price volatility	91.2%	99.7%	97.4%	98.0%
Expected life of options (years)	5.4	5.8	5.8	5.8
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.4%	0.9%	2.3%	0.9%

During the three and nine months ended September 30, 2022, 89,623 and 356,726 stock options vested, respectively. During the three and nine months ended September 30, 2021, 95,949 and 328,893 stock options vested, respectively.

During the three and nine months ended September 30, 2022, 13,500 and 27,788 options were forfeited, respectively. During the nine months ended September 30, 2021, 25,558 options were forfeited. As of September 30, 2022, 892,920 shares were available for future issuance under the 2020 Plan and Inducement Plan. No shares were available for future issuance under the 2018 Plan.

Unrecognized stock-based compensation cost was $3.0 million as of September 30, 2022. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.3 years.

Ocuphire Restricted Stock Awards

The Company did not grant any restricted stock awards (“RSAs”) during any of the periods presented. The RSAs granted in previous periods were subject to various vesting schedules.  During the nine months ended September 30, 2022 and 2021, zero and 40,000 RSAs vested, respectively, and no RSAs were forfeited during the periods presented. The stock-based compensation expense attributed to the RSAs during the nine months ended September 30, 2022 and 2021 was zero and $22,000, respectively.

Common Stock Issued for Services

The Company granted stock for services in the amount of 52,225 common shares during the three months ended September 30, 2022 to four board members who elected to receive their board retainers in the form of stock for services performed as compared to 5,047 shares of common stock granted for services to two board members during the three months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, 74,396 and 14,444 common shares were issued to board members for services, respectively. The stock-based compensation related to these services amounted to $99,000 and $26,000 during the three months ended September 30, 2022 and 2021, respectively, and $154,000 and $82,000 during the nine months ended September 30, 2022 and 2021, respectively.

Former Rexahn Options

None of the unexercised and vested options to purchase Common Stock granted under the Rexahn Pharmaceuticals Stock Option Plan, as amended (the “Rexahn 2003 Plan”) remained outstanding as of September 30, 2022.  All of the previously outstanding Rexahn options expired unexercised.

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

None of the criteria to recognize milestone or royalty obligations were met during the three and nine month periods ended September 30, 2022 and 2021.

10.	Collaboration and License Agreements

BioSense License and Assignment Agreement

On March 10, 2020, pre-Merger, Rexahn entered into an amendment to its collaboration and license agreement, (as amended, the “BioSense License and Assignment Agreement”) with BioSense to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “BioSense Territory”). Under the terms of the BioSense License and Assignment Agreement, the Company (i) granted BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the BioSense Territory and (ii) assigned and transferred all of the former Rexahn patents and patent applications related to RX-3117 in the BioSense Territory. The upfront payment consisted of an aggregate of $1,650,000, of which $1,550,000 was paid to Rexahn prior to the Merger. During the nine month period ended September 30, 2021, the Company satisfied a performance obligation for the $100,000 payment that was remaining and recorded this amount as collaboration revenue.

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to  $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of September 30, 2022, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

Payments received under the BioSense License and Assignment Agreement are subject to the CVR Agreement described in Note 2 – Merger and Contingent Value Rights Agreement.

Processa License Agreement

On June 16, 2021, the Company entered into a license agreement (the “Processa License Agreement”) with Processa Pharmaceuticals, Inc. (“Processa”), pursuant to which the Company has agreed to grant Processa an exclusive license to develop, manufacture and commercialize RX-3117 globally, excluding the BioSense Territory.

As consideration for the Processa License Agreement, the Company received an upfront payment in July 2021 consisting of 44,689 shares of Processa common stock with a fair value of $289,000 (at the contract date) and a $200,000 cash payment. The Company was restricted from selling the Processa common stock for a period of one year ending June 16, 2022. As additional consideration, Processa will make payments to the Company upon the achievement of certain development and regulatory milestones, which primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, Processa will pay the Company mid-single-digit royalties based on annual sales under the license and will make one-time sales milestone payments based on the achievement during a calendar year of certain thresholds for annual sales. Processa is also required to give the Company 32% of any milestone payments received based on any sub-license agreement Processa may enter into with respect to the Processa License Agreement. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of September 30, 2022, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

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

During the three and nine month period ended September 30, 2021, the Company had fulfilled its performance obligations with respect to the upfront payment under the Processa License Agreement and revenue was recognized in connection with the payment.

Payments received under the Processa License Agreement will be subject to the CVR Agreement described in Note 2– Merger and Contingent Value Rights Agreement.

Index
Notes to Condensed Consolidated Financial Statements
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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine month periods ended presented below:

	September 30,
	2022	2021
Series A, Series B, and RDO warrants	7,281,977	7,282,999
Stock options	2,938,044	2,072,998
Unissued common stock for services	—	5,047
Former Rexahn warrants	63,734	66,538
Former Rexahn options	—	82

12.	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2022 and 2021 was zero percent. As of September 30, 2022, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2018 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

13.	Deferred Compensation Plan

Effective October 1, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three and nine months ended September 30, 2022, the Company contributed $17,000 and $62,000 to the 401K Plan, respectively.

14.	Subsequent Events

Headquarters Lease

On October 17, 2022, the term of the HQ Lease was extended by one year to December 31, 2023.  The rent under the HQ Lease will continue to be $3,000 per month.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), including this Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

Ocuphire is a clinical-stage ophthalmic biopharmaceutical company focused on developing and commercializing therapies for the treatment of refractive and retinal eye disorders. Ocuphire’s pipeline currently includes two small-molecule product candidates targeting several of such indications.

Its lead product candidate, Nyxol® Eye Drops (“Nyxol”), is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. As a result, Nyxol can potentially be used for the treatment of multiple indications such as reversal of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and dim light or night vision disturbances (“NVD”) (halos and glares). Ocuphire’s management believes these multiple indications potentially represent a significant market opportunity. Nyxol has been studied in a total of 12 clinical trials (3 Phase 1, 5 Phase 2, 4 Phase 3) in a total of approximately 1,100 patients (with over 650 Nyxol-treated) and has demonstrated promising clinical data for use in the multiple ophthalmic indications mentioned above. Ocuphire reported positive top-line data from the 1st Phase 3 trial (MIRA-2) for RM in March 2021, reported positive top-line data from a 2nd Phase 3 RM trial (MIRA-3) in March 2022, reported positive data from a pediatric safety study (MIRA-4) for RM in April 2022, and Ocuphire reported positive top-line data from a Phase 3 trial of Nyxol for treatment of NVD in May 2022. Ocuphire also reported positive top-line data from a Phase 2 trial of Nyxol for treatment of presbyopia, both Nyxol alone and with low-dose pilocarpine (pilocarpine hydrochloride 0.4% ophthalmic solution, “LDP”) as adjunctive therapy in June 2021 and January 2022. Ocuphire anticipates submitting a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in the fourth quarter of 2022 under the 505(b)(2) pathway for its drug-led combination product. Ocuphire has started pre-commercialization planning and activities in anticipation of approval of its RM application.

Ocuphire’s second product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. DR is a disease resulting from diabetes in which chronically elevated blood sugar levels cause progressive damage to blood vessels in the retina. DME is a severe form of DR which involves leakage of protein and fluid into the macula, the central portion of the retina, causing swelling and vascular damage. Prior to Ocuphire’s in-licensing of the product candidate, APX3330 had been studied by other sponsors in a total of 11 clinical trials (6 Phase 1 and 5 Phase 2) in a total of over 420 healthy volunteers or patients (with over 340 APX3330-treated) for inflammatory and oncology indications, and had demonstrated evidence of tolerability, pharmacokinetics, durability, and target engagement. Ocuphire has also in-licensed APX2009 and APX2014, which are second-generation product candidates and analogs of APX3330. Ocuphire initiated a Phase 2 trial for APX3330 in April 2021 for the treatment of patients with DR, including moderately severe non-proliferative DR (“NPDR”) and mild proliferative DR (“PDR”), as well as patients with DME without loss of central vision. Ocuphire reported enrollment completion of 103 patients in the ZETA-1 trial in March 2022 and expects to report top-line results from the ZETA-1 DR/DME Phase 2b study in early 2023. During Ocuphire’s KOL event in October 2022, Ocuphire reported masked safety data from the ongoing Phase 2 trial in DR/DME for the 103 patients enrolled, of which 91 patients completed 24 weeks of dosing. These masked safety data are consistent with the favorable safety profile from the prior 11 clinical trials, which included total exposure experience of over 10,000 subject-days with 600 mg daily dose of APX3330.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Strategic Outlook

As part of its strategy, Ocuphire will continue to explore opportunities to acquire additional ophthalmic assets and to seek strategic partners for late-stage development, regulatory preparation and commercialization in key global markets. To date, Ocuphire’s primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. Ocuphire does not have any products approved for sale and has not generated any significant amounts of revenue. Ocuphire does not expect to generate significant revenues until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and Ocuphire successfully commercializes its product candidates, or if Ocuphire enters into any significant license and/or collaboration agreements. Until such time, if ever, as Ocuphire can generate substantial product revenue, Ocuphire expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Through September 30, 2022, Ocuphire has funded its operations primarily through equity financings that totaled $54.1 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Merger”) with Rexahn Pharmaceuticals, Inc. (“Rexahn”), net cash at Rexahn, a minor amount of license fee payments earned under license agreements related to Rexahn’s RX-3117 drug compound, and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds. Ocuphire’s net losses were $16.1 million and $50.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, Ocuphire had an accumulated deficit of $105.4 million. Ocuphire anticipates that its expenses will increase substantially as it:

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

Ocuphire’s net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of its preclinical studies, clinical trials and its expenditures on other research and development activities as well as level of license fee payments received under license agreements in connection with the former Rexahn drug compounds.

Recent Developments

Clinical Milestones

In September 2022, Ocuphire announced last patient last visit completion in ZETA-1, a Phase 2b trial evaluating the safety and efficacy of APX3330 in diabetic retinopathy patients. Top-line data from this trial is expected in early 2023.

In July 2022, Ocuphire submitted a Phase 3 protocol to the FDA for the VEGA-2 trial.  This is the first of two Phase 3 registration trials intended to support a presbyopia indication for Nyxol alone and Nyxol with LDP and is anticipated to initiate in the fourth quarter of 2022. In addition, the VEGA-3 trial (the second Phase 3) and LYRA-1 trial (1-year safety) are planned to begin in 2023. If successful, the Company plans to file a supplemental NDA for Nyxol as a single-agent for presbyopia and a new NDA for the combination thereafter.

Non-clinical Update

In support of conducting clinical trials using Nyxol for chronic indications such as presbyopia and NVD, Ocuphire has successfully completed a 6-month rabbit ocular toxicology study. The findings from the 6-month study provide support for the conduct of the planned 1-year Phase 3 safety trial LYRA-1. The submission of the final report is planned in the fourth quarter of 2022 to the FDA.

In support of the combination of Nyxol and LDP treatment in presbyopia, a 90-day nonclinical ocular toxicology study with Nyxol and LDP in Dutch-belted rabbits has been conducted. The in-life phase has successfully been completed and the report is being finalized with a subsequent submission to the FDA.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Regulatory Update

In August 2022, the FDA granted a small business waiver of the Prescription Drug User Fee Act (PDUFA) fee of $3.1 million for the 505(b)(2) NDA for Nyxol.

 Presentations, Publications and Conferences

Ocuphire’s management team and medical advisors have participated by invitation at over 25 medical, scientific, industry and investment conferences from January through October 2022, at which over 40 papers, posters and panel talks were presented. The Company has been engaging with many key opinion leaders to expand awareness of the Nyxol and APX3330 development programs.

In early November 2022, Ocuphire announced a manuscript titled “A randomized phase 2 clinical trial of phentolamine mesylate eye drops in patients with severe night vision disturbances,” was published in peer-reviewed journal BMC Ophthalmology.

Medical Advisory Board

Ocuphire announced expansion of the Medical Advisory Board with seven new medical advisors totaling 22 across refractive, retina and medical optometry.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the COVID‑19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

 Additionally, the Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

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

Ocuphire does not expect to generate significant revenue unless or until it obtains regulatory approval of and commercializes Nyxol or APX3330, or until it enters into a significant license agreement for either Nyxol or APX3330. If Ocuphire fails to complete the development of Nyxol, APX3330, or any other product candidate it may pursue in the future, in a timely manner, or fails to obtain regulatory approval, Ocuphire’s ability to generate significant revenue would be compromised.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Interest Expense

Interest expense consists of interest costs relates to interest on principal associated with a short-term loan (related to financing an insurance policy) during the period it is outstanding.  The short-term loan had an annual interest rate of 5.5%.

Fair Value Change in Warrant Liabilities

The fair value change in warrant liabilities comprises the change in the fair value of the warrant liabilities during the period the warrant liabilities are outstanding.

Other Income (Expense), net

Other income (expense), net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and foreign currency exchange transactions, and reimbursements in connection with grants and other sources when they occur. In addition, payments made by us in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) with former Rexahn shareholders when they occur are also included in this line item.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, there is no provision for income taxes, as Ocuphire has incurred operating losses to date, and a full valuation allowance has been provided on the net deferred tax assets as of September 30, 2022 and December 31, 2021.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2022	2021	Change

Collaborations revenue	$—	$489	$(489)

Operating expenses:
General and administrative	1,703	1,595	108
Research and development	2,835	3,126	(291)
Total operating expenses	4,538	4,721	(183)
Loss from operations	(4,538)	(4,232)	(306)
Other income, net	7	2	5
Loss before income taxes	(4,531)	(4,230)	(301)
Provision for income taxes	—	—	—
Net loss	$(4,531)	$(4,230)	$(301)

Collaborations Revenue

Collaborations revenue was $0.5 million for the three months ended September 30, 2021. Revenue during the period was derived from the license agreement with Processa related to certain technology transfers. There was no collaborations revenue recognized during the current year period.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $1.7 million compared to $1.6 million for the three months ended September 30, 2021. The $0.1 million increase was largely attributed to an increase in legal costs on a net basis. General and administrative expenses included $0.3 million in stock-based compensation expense during each of the three-month periods ended September 30, 2022 and 2021.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $2.8 million compared to $3.1 million for the three months ended September 30, 2021. The $0.3 million decrease was primarily attributable to the completion of clinical trials and the timing of manufacturing activities for Nyxol and APX3330. Research and development expenses also included $ 0.2 million in stock-based compensation expense during each of the three-month periods ended September 30, 2022 and 2021.

Other Income, net

       During the three months ended September 30, 2022, Ocuphire had other income, net of $7,000 which consisted of interest income related to cash and cash equivalents of $34,000, offset in part by unrealized losses from our short-term investments of $25,000 and from realized foreign currency exchange losses of $2,000.

Other income, net during the three months ended September 30, 2021 consisted primarily of  unrealized gains from our short-term investments and to a lesser extent interest income from our cash and cash equivalent investments in the aggregate of $94,000, offset largely by payments due in connection with the CVR Agreement in the amount of $92,000.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021	Change

Collaborations revenue	$—	$589	$(589)

Operating expenses:
General and administrative	5,215	6,707	(1,492)
Research and development	10,769	10,437	332
Total operating expenses	15,984	17,144	(1,160)
Loss from operations	(15,984)	(16,555)	571
Interest expense	(9)	—	(9)
Fair value change in warrant liabilities	—	(33,829)	33,829
Other (expense) income, net	(60)	4	(64)
Loss before income taxes	(16,053)	(50,380)	34,327
Provision for income taxes	—	—	—
Net loss	$(16,053)	$(50,380)	$34,327

Collaborations Revenue

Collaborations revenue was $0.6 million for the nine months ended September 30, 2021. Revenue during the period was derived from the license agreements with Processa and BioSense related to certain technology transfers. There was no collaborations revenue recognized during nine months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $5.2 million compared to $6.7 million for the nine months ended September 30, 2021. The $1.5 million decrease was largely attributable to the $1.6 million non-cash settlement with certain investors in the comparable prior year period, offset by a slight increase in general and administrative expenses attributed to higher payroll and other operating costs of $0.1 million, on a net basis, in the current year period when compared to the comparable prior year period.  General and administrative expenses included $0.9 million and $0.8 million in stock-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $10.8 million compared to $10.4 million for the nine months ended September 30, 2021. The $0.3 million increase was primarily attributable to the timing of clinical trials and manufacturing activities for Nyxol and APX3330 as well as regulatory, preclinical and other development activities. Research and development expenses also included $0.5 million and $0.6 million in stock-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively.

Fair Value Change in Warrant Liabilities

The fair value change in warrant liabilities was an expense of $33.8 million for the nine months ended September 30, 2021 and was due to the issuance of the Series A Warrants in connection with the Pre-Merger Financing in November 2020.  The fair value of the Series A Warrants was impacted by the fluctuations in Ocuphire’s common stock fair value and by the number of potential shares of common stock issuable upon conversion of the underlying Ocuphire warrant liabilities. Upon the February 3, 2021 effective date of the Waiver Agreements, the Series A Warrants were reclassified to equity and are no longer subject to remeasurement.

There was a negligible change to the fair value of the warrant liability associated with the Rexahn warrants during the nine months ended September 30, 2022.

Other (Expense) Income, net

          During the nine months ended September 30, 2022, Ocuphire had other expense, net of $60,000 stemming from net unrealized losses from our short-term investments of $118,000 and realized currency losses of approximately $1,000, offset in part by interest income of $59,000 related to cash and cash equivalents.

Other income, net  during the nine months ended September 30, 2021 consisted primarily of  unrealized gains from our short-term investments and to a lesser extent interest income from our cash and cash equivalent investments in the aggregate of $96,000, offset largely by payments due in connection with the CVR Agreement in the amount of $92,000.

Index
Ocuphire Pharma, Inc.
Form 10-Q

Liquidity and Capital Resources

Capital Resources

As of September 30, 2022, Ocuphire’s principal sources of liquidity consisted of cash and cash equivalents of $13.9 million. Ocuphire believes that its cash on hand will be sufficient to fund its operations into the fourth quarter of 2023. The Company’s cash and cash equivalents are invested primarily in cash deposits at large, long-standing financial institutions.

          Ocuphire has not generated any significant revenue to date and anticipates that it will continue to incur losses for the foreseeable future in the absence of successful product commercialization or execution of significant license agreements with third parties. Future capital requirements depend on many factors, including the need for the following:

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

 Historical Capital Resources

Ocuphire’s primary source of cash to fund its operations has been various equity offerings in the amount of $54.1 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). A total of 4,627,870 shares of common stock were sold under the 2021 ATM for gross proceeds through September 30, 2022 in the amount of $17.9 million before deducting issuance expenses in the amount of $0.6 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of September 30, 2022, 1,538,461 RDO Warrants were still outstanding.

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of September 30, 2022, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable for 665,836 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of September 30, 2022, 77,678 Series B Warrants were still outstanding.

At issuance, the Series B Warrants contained certain provisions that could have resulted in the issuance of additional Series B Warrants depending on the dollar volume-weighted average prices of a share of Common Stock during a 45-trading day Reset Period.  Pursuant to the terms of the Waiver Agreements, those provisions are no longer in effect.

Ocuphire Convertible Notes

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021

Net cash used in operating activities	$(14,477)	$(13,724)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	3,798	19,575
Net (decrease) increase in cash and cash equivalents	$(10,679)	$5,851

Cash Flow from Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities of $14.5 million was attributable to a net loss of $16.1 million, partially offset by $1.5 million in non-cash operating expenses, and attributable to a net cash increase of approximately $0.1 million stemming from the change in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $1.4 million and unrealized loss on short-term investments of $0.1 million. The change in operating assets and liabilities was primarily attributable to a net cash source of $0.7 million attributed to a decrease in prepaid expenses, offset largely by a decrease in accounts payable and accrued expense associated with the fluctuations of Ocuphire’s operating expenses.

For the nine months ended September 30, 2021, cash used in operating activities of $13.7 million was attributable to a net loss of $50.4 million, partially offset by $36.5 million in non-cash operating expenses and a net change of $0.2 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of the fair value change in the warrant liabilities of $33.8 million, a share settlement with certain investors in the amount of $1.6 million, stock-based compensation of $1.4 million and non-cash impact from the receipt of common stock stemming from the fulfillment of revenue milestones ($0.4) million. The change in operating assets and liabilities was primarily attributable to a decrease in Ocuphire’s prepaid expenses offset in part by a net decrease in accrued liabilities in connection with operating as a public company post-Merger.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $3.8 million that consisted principally of proceeds received from the 2021 ATM net of issuance costs in the amount of $4.3 million, offset in part by payments made on the short-term loan of $0.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $19.6 million in connection with proceeds received from both the Registered Direct Offering and 2021 ATM, net of issuance costs, and to a much lesser extent proceeds in connection with the exercise of stock options.

Liquidity and Capital Resource Requirements

          Ocuphire has no current source of revenue to sustain its present activities, and Ocuphire does not expect to generate significant revenue until, and unless, the FDA or other regulatory authorities approve Nyxol or APX3330 and it successfully commercializes its product candidates or if Ocuphire enters into any significant license agreements with third parties. Until such time, if ever, as Ocuphire can generate substantial product revenue, it expects to finance its cash needs through a combination of equity and debt financings as well as collaborations, strategic alliances and licensing arrangements. Ocuphire does not have any committed external source of funds. To the extent that Ocuphire raises additional capital through the sale of equity or convertible debt securities, the ownership interest of Ocuphire’s stockholders will be diluted, and the terms of these securities may include liquidation, warrants, or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting Ocuphire’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If Ocuphire raises additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, Ocuphire may have to relinquish valuable rights to its technologies, future revenue streams or grant licenses on terms that may not be favorable to Ocuphire. If Ocuphire is unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, Ocuphire may be required to delay, limit, reduce or terminate its product development, future commercialization efforts, or grant rights to develop and market its product candidates that Ocuphire would otherwise prefer to develop and market itself.

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

 Collaborations Revenue

For discussion about the determination of collaborations revenue, see Note 10 — Collaborations and License Agreements included in “Part 1, Item 1 – Financial Statements” of this Report. To date, we have not had, nor expect to have in the future, significant variable consideration adjustments related to product revenue, such as chargebacks, sales allowances and sales returns.

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

Income Tax Assets and Liabilities

Currently, there is no provision for income taxes, as we have incurred operating losses to date, and a full valuation allowance has been provided on our net deferred tax assets. For additional information, see Note 12 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q

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

          Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the three months ended September 30, 2022, our risk factors have not changed materially from those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the risks and uncertainties discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).
3.7	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).
3.8	First Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2022).
3.9	Second Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2022).
10.1	Fourth Lease Amendment, dated as of October 17, 2022.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed

Index
Ocuphire Pharma, Inc.
Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2022

Ocuphire Pharma, Inc.

By:	/s/ Mina Sooch
Mina Sooch
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Vice President of Finance
(Principal Financial Officer)