Form 10-Q
period 2023-03-31
Ocuphire Pharma, Inc.
filed 2023-05-15
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Registrant’s Telephone Number, Including Area Code: (248) 957-9024

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

The number of outstanding shares of the registrant’s common stock as of May 10, 2023 was 20,952,170.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$38,988	$42,634
Accounts receivable (Note 9)	2,834	1,298
Contract asset (Note 9)	2,467	3,552
Prepaids and other current assets	1,088	1,453
Short-term investments	22	49
Total current assets	45,399	48,986
Property and equipment, net	5	6
Total assets	$45,404	$48,992

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,221	$1,069
Accrued expenses	1,933	1,684
Total current liabilities	4,154	2,753
Warrant liabilities	—	—
Total liabilities	4,154	2,753

Commitments and contingencies (Note 3 and Note 8)

Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 20,947,830 and 20,861,315 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	118,519	117,717
Accumulated deficit	(77,271)	(71,480)
Total stockholders’ equity	41,250	46,239
Total liabilities and stockholders’ equity	$45,404	$48,992

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

License and collaborations revenue	$1,749	$—

Operating expenses:
General and administrative	2,285	1,736
Research and development	5,595	4,772
Total operating expenses	7,880	6,508
Loss from operations	(6,131)	(6,508)
Interest expense	—	(5)
Fair value change in warrant liabilities	—	—
Other income (expense), net	340	(82)
Loss before income taxes	(5,791)	(6,595)
Benefit (provision) for income taxes	—	—
Net loss	(5,791)	(6,595)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(5,791)	$(6,595)
Net loss per share:
Basic and diluted (Note 10)	$(0.28)	$(0.35)
Number of shares used in per share calculations:
Basic and diluted	20,939,607	18,888,471

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	18,845,828	$2	$111,588	$(89,368)	$22,222
Issuance of common stock in connection with the at-the-market program	336,544	—	1,208	—	1,208
Issuance costs	—	—	(35)	—	(35)
Stock–based compensation	6,970	—	445	—	445
Exercise of stock options	24,309	—	27	—	27
Net and comprehensive loss	—	—	—	(6,595)	(6,595)
Balance at March 31, 2022	19,213,651	$2	$113,233	$(95,963)	$17,272

Balance at December 31, 2022	20,861,315	$2	$117,717	$(71,480)	$46,239
Issuance costs	—	—	(2)	—	(2)
Stock–based compensation	68,646	—	804	—	804
Exercise of warrants	17,869	—	—	—	—
Net and comprehensive loss	—	—	—	(5,791)	(5,791)
Balance at March 31, 2023	20,947,830	$2	$118,519	$(77,271)	$41,250

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(5,791)	$(6,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	804	445
Depreciation	1	1
Fair value change in warrant liabilities	—	—
Unrealized loss from short-term investments	27	84
Change in assets and liabilities:
Accounts receivable	(1,536)	—
Contract asset	1,085	—
Prepaid expenses and other assets	365	219
Accounts payable	1,152	(5)
Accrued and other liabilities	247	(319)
Net cash used in operating activities	(3,646)	(6,170)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock in connection with the at-the-market program	—	1,208
Issuance costs	—	(30)
Payments made in connection with short-term loan	—	(323)
Exercise of Series B warrants	—	—
Exercise of stock options	—	27
Net cash provided by financing activities	—	882
Net decrease in cash and cash equivalents	(3,646)	(5,288)
Cash and cash equivalents at beginning of period	42,634	24,534
Cash and cash equivalents at end of period	$38,988	$19,246
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$5
Supplemental non-cash financing transactions:
Unpaid issuance and deferred offering costs	$2	$5

See accompanying notes.

Index
Notes to Condensed Financial Statements

1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (the “Company” or “Ocuphire”) is a clinical-stage ophthalmic biopharmaceutical company focused on developing novel therapies for the treatment of unmet needs of patients with retinal and refractive eye disorders.

The Company’s lead retinal product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. The Company has also in-licensed APX2009 and APX2014, which are second-generation product candidates and analogs of APX3330.

In November 2022, the Company entered into a license and collaboration agreement (the “Nyxol License Agreement”) with FamyGen Life Sciences, Inc. (acquired by Viatris, Inc. (“Viatris”) in January 2023) pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate phentolamine ophthalmic solution 0.75% (Nyxol® Eye Drops or “Nyxol”). Nyxol is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. Nyxol can potentially be used across multiple indications such as treatment of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and dim light or night vision disturbances (“DLD”) (halos, glares and starbursts).

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

The Company’s headquarters is located in Farmington Hills, Michigan.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine, disruptions in the banking system and financial markets, lingering COVID‑19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

Additionally, the Company’s operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, disruptions in the banking system and financial markets, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

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

The December 31, 2022 condensed balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2022.

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

Index

Notes to Condensed Financial Statements
Liquidity

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception, the Company has devoted substantially all of its efforts to drug development and conducting clinical trials.

As of March 31, 2023, the Company had $39.0 million in cash and cash equivalents.  The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following May 15, 2023, which is the date that these condensed financial statements are being issued.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development of products related to vision performance and health. Accordingly, the Company has a single reporting segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of deposit to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is held or managed by one financial institution in the United States. Amounts on deposit exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution. In addition, the Company limits its exposure through the kind, quality and concentration of its investments.  As of March 31, 2023, the Company had deposits that exceeded federally insured amounts by $38.7 million.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and are recorded on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets.  Subsequent changes in fair values are recorded in other income (expense), net on the  condensed statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through March 31, 2023.

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a five-step model to determine how revenue is recognized. The Company has entered into license agreements which have revenue recognition implications (See Note 9 – License and Collaboration Agreements).

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

Notes to Condensed Financial Statements
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

Contract Asset

The Company recognizes a contract asset when goods or services are transferred to the customer before the customer pays or before payment is due, excluding any amounts presented as an accounts receivable. The Company recorded a contract asset in connection with a license and collaboration agreement in the amount of $2.5 million as of March 31, 2023. See Note 9- License and Collaboration Agreements.

Accounts Receivable and Allowances for Doubtful Accounts

 The Company records a provision for doubtful accounts, when appropriate, based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of each customer, and economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for doubtful accounts has been recorded during the periods presented.

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

Index

Notes to Condensed Financial Statements
 Other Income (Expense), net

Other income (expense), net reflected in this line item includes payments made by the Company in connection with the Contingent Value Rights Agreement discussed further below with former Rexahn shareholders. In addition, other income (expense), net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur.

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

Warrant Liabilities

The Company assumed Rexahn warrants issued prior to the Merger. The Company accounts for these warrants as a liability while outstanding at fair value during periods when certain provisions preclude equity accounting treatment for these instruments. The change in fair value of the warrant liabilities while outstanding are recognized as a component of the fair value change in warrant liabilities line item in the condensed statements of comprehensive loss.

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

As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable, contract asset, prepaid and other assets, accounts payable, accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the warrant liabilities, while outstanding, were based on a Black-Scholes option model using Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2023 and 2022.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$22	$22	$—	$—
Total assets at fair value	$22	$22	$—	$—

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$49	$49	$—	$—
Total assets at fair value	$49	$49	$—	$—

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022
Short-term investments
Balance as of beginning of period	$49	$219
Unrealized loss	(27)	(84)
Balance as of end of period	$22	$135

Index

Notes to Condensed Financial Statements
The following table provides a roll-forward of the warrant liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022
Warrant liabilities
Balance as of beginning of period	$—	$—
Change in fair value of warrant liabilities	—	—
Balance as of end of period	$—	$—

The fair value of the warrant liabilities associated with the Rexahn warrants was de minimis during the periods presented. See Note 2 - Merger.

There were no financial instruments measured on a non-recurring basis for any of the periods presented.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The Company adopted this ASU on January 1, 2023 and it did not have a significant impact on its condensed financial statements.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2023 and the adoption did not have a material impact on its condensed financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and it did not have a material impact to the condensed financial statements.

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

Index

Notes to Condensed Financial Statements
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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of March 31, 2023, no payments subject to the CVR had been received beyond those previously reported in the second and third quarters of calendar year 2021.  In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

Former Rexahn Warrants

Following the closing of the Merger, 231,433 outstanding, unexercised Rexahn warrants to purchase common stock remained outstanding, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of March 31, 2023, 60,713 of the Rexahn warrants remained outstanding with exercise prices ranging from $38.40 to $136.80 per share with an average remaining contractual life of 0.8 years.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 8 — Apexian Sublicense Agreement). As of March 31, 2023, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement, and as such, no liabilities were recorded related to the sublicense agreement.

Facility Leases

The Company has a short-term non-cancellable facility lease (the “HQ Lease”) for its operations and headquarters. The HQ Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent, as amended, for the HQ Lease is approximately $3,000. The rent expense associated with the HQ Lease amounted to $9,000 and $12,000 during the three months ended March 31, 2023 and 2022, respectively. The total remaining expected rental payments under the HQ Lease amount to $27,000 through its current expiration date of December 31, 2023.

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

4.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaids	$1,010	$1,373
Other	78	80
Total prepaids and other assets	$1,088	$1,453

Property and Equipment, net

Index

Notes to Condensed Financial Statements
Property and equipment held for use by category are presented in the following table (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(20)	(19)
Property and equipment, net	$5	$6

Depreciation expense was $1,000 during each of the three months ended March 31, 2023 and 2022.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Income taxes	$315	$315
Payroll	233	782
Professional services	222	208
R&D services and supplies	1,120	212
Other	43	167
Total	$1,933	$1,684

Short-Term Loan

The Company entered into an unsecured short-term loan (the “Loan”) agreement in the amount of $0.6 million in November 2021 related to financing an insurance policy. The Loan was payable in six monthly installments of $108,000 beginning in December 2021. The Loan had an annual interest rate of 5.5% per annum.  Interest expense in the amount of $5,000 was recognized in connection with the Loan during the three months ended March 31, 2022. No interest expense was recognized during the three months ended March 31, 2023.

5.	Related Party Transactions

On April 8, 2022, Ocuphire entered into a consulting agreement with Jay Pepose, a director of the Company.  The consulting agreement provided for $10,000 a month in cash payments, effective as of April 1, 2022.  Additionally, on April 8, 2022, in connection with the consulting arrangement, Dr. Pepose received a stock option grant for 50,000 options, 25% vested on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months. The consulting agreement was amended on September 19, 2022 to provide for vesting acceleration for stock-based awards in the event of a change in control. The consulting agreement was also amended effective December 1, 2022 to increase the cash payment to $25,000 per month. The Company incurred related consulting expenses of $75,000 during the three months ended March 31, 2023. There were no related consulting expenses incurred during the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, $50,000 and $25,000 of the related consulting expenses were unpaid, respectively.
.
6.	Stockholders’ Equity

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three months ended March 31, 2022, 336,544 shares of common stock were sold under the 2021 ATM for gross proceeds in the amount of $1.2 million before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $35,000. There were no sales of common stock under the 2021 ATM during the three-month period ended March 31, 2023.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”). The RDO Warrants are equity classified, have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of March 31, 2023, 1,538,461 RDO Warrants were outstanding.

Index

Notes to Condensed Financial Statements
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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of March 31, 2023. The Series A Warrants were accounted for and classified as equity on the accompanying condensed balance sheets.

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). None of the Series B Warrants were outstanding at March  31, 2023 as the remaining 17,869 warrants were exercised for  shares of common stock during the first quarter of 2023. The Series B Warrants were accounted for and classified as equity on the accompanying condensed balance sheets while outstanding.

7.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three-month periods indicated below (in thousands):

	March 31,
	2023	2022
General and administrative	$468	$295
Research and development	336	150
Total stock-based compensation	$804	$445

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

2020 Equity Incentive Plan

The stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. The 2020 Plan became effective on November 5, 2020.  Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. The 2020 Plan permits the grant of incentive and non-statutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and net loss awards, and other stock‑based awards.

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

Index

Notes to Condensed Financial Statements
Stock Options

During the three months ended March 31, 2023 and 2022, 665,383 and 552,305 options were granted to officers, employees and consultants, respectively, generally vesting over a five (5) to forty-eight (48) month period. The Company recognized $500,000 and $417,000 in stock-based compensation expense related to stock options during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, 3,601,427 and 2,936,044 stock options were outstanding, respectively.

The weighted average fair value per share of options granted during the three months ended March 31, 2023 and 2022 was $2.75 and $2.29, respectively. The Company measures the fair value of stock options with service‑based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black‑Scholes option pricing model. The Company does not have sufficient share trading history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black‑Scholes option pricing model are as follows during the three months ended March 31, 2023 and 2022:

	2023	2022

Expected stock price volatility	95.4%	99.6%
Expected life of options (years)	6.1	6.0
Expected dividend yield	—%	—%
Risk free interest rate	3.7%	1.7%

During the three months ended March 31, 2023 and 2022, 246,068 and 62,698 stock options vested, respectively. The weighted average fair value per share of options vesting during the three months ended March 31, 2023 and 2022 was $2.44 and $2.90, respectively. During the three months ended March 31, 2023 and 2022, zero and 24,309 stock options were exercised, respectively, with an intrinsic value of zero and $59,000, respectively. During the three months ended March 31, 2023 and 2022, zero and 8,288 options were forfeited, respectively.

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted an aggregate of 291,584 restricted stock units (“RSUs”) to certain officers and employees under the 2020 Plan. The weighted average grant date fair value of the RSUs granted during the three months ended March 31, 2023 was $3.50 per unit. The RSUs vest over a four year period with 25 percent vesting annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three months ended March 31, 2023, no RSUs vested and no RSUs were forfeited during this period. The total expense for the three months ended March 31, 2023 related to these RSUs was $57,000.

Common Stock Issued for Services

The Company granted stock for services in the amount of 68,646 and 8,024 common shares during the three months ended March 31, 2023 and 2022, respectively, to four and two board members during these periods, respectively, who elected to receive their board retainers in the form of stock for services. The stock-based compensation related to these services amounted to $247,000 and $28,000 during the three months ended March 31, 2023 and 2022, respectively.

General

As of March 31, 2023, 912,373 shares were available for future issuance under the 2020 Plan and Inducement Plan in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $4.9 million as of March 31, 2023. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.7 years.

8.	Apexian Sublicense Agreement

Index

Notes to Condensed Financial Statements
On January 21, 2020, the Company entered into a sublicense agreement (as amended on June 4, 2020, the “Apexian Sublicense Agreement”) with Apexian, pursuant to which it obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which the Company intends to develop as an oral tablet therapeutic to treat diabetic retinopathy initially, and potentially later to treat diabetic macular edema, geographic atrophy and wet age-related macular degeneration. In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares of its common stock to Apexian and to certain affiliates of Apexian in calendar year 2020. As a result of the common stock issued pursuant to the Apexian Sublicense Agreement, Apexian is considered by Ocuphire to be a related party.

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

None of the milestone or royalty payments were triggered or deemed probable as of March 31, 2023 or December 31, 2022.

9.	License and Collaboration Agreements

Nyxol License Agreement

On November 6, 2022, the Company entered into the Nyxol License Agreement, pursuant to which it granted Famy an exclusive, perpetual, sub-licensable license to develop, manufacture, import, export and commercialize (i) Nyxol for treating (a) reversal of mydriasis, (b) night vision disturbances or dim light vision, and (c) presbyopia, and (ii) Nyxol and low dose pilocarpine for treating presbyopia (together, the “Nyxol Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). The Company retains the exclusive right to develop, manufacture, have manufactured, import, export and commercialize the Product outside of the Viatris Territory. In January 2023, Famy was acquired by Viatris Inc., and Viatris has assumed all of Famy’s obligations under the Nyxol License Agreement.

Under the terms of the Nyxol License Agreement, the Company in partnership with Viatris, will develop the Nyxol Products in the United States. Viatris will reimburse the Company for budgeted costs related to the development of the Nyxol Products through FDA approval. Viatris will be responsible for developing the Nyxol Products in countries and jurisdictions in the Viatris Territory outside of the United States. The parties established a joint steering committee, which oversees and makes decisions regarding the development of the Nyxol Products. The committee is composed of an equal number of representatives of Viatris and Ocuphire. Viatris will commercialize the Nyxol Products in the Viatris Territory for each indication that receives regulatory approval.

Pursuant to the Nyxol License Agreement, the Company received a one-time non-refundable cash payment of $35 million in November 2022 for the exclusive, perpetual, sub-licensable license to develop, manufacture, import, export and commercialize the Nyxol Products in the Viatris Territory. In addition, with respect to each Nyxol Product, the Company will be eligible to receive potential additional payments of up to $130 million in the aggregate upon achieving certain specified regulatory or net sales milestones, with the first potential payment of $10 million to be made following approval by the FDA of Nyxol for reversal of mydriasis. The Company will also receive tiered royalties, starting at low double-digit royalties up to low twenty percent royalties, based on the aggregate annual net sales of all Nyxol Products in the United States, and will receive low double digit royalties based on all annual net sales in the Viatris Territory outside of the United States. The royalty payments will continue on a country-by-country basis from the date of the first commercial sale of the first Nyxol Product in a country of the Viatris Territory until December 31, 2040.

Either party may terminate the Nyxol License Agreement upon written notice in the case of the other party’s material breach (subject to applicable cure periods) or if the other party becomes subject to an insolvency event. In addition, the Company may terminate the agreement in its entirety if Viatris or its affiliates commences an action challenging the validity, enforceability or scope of any of Ocuphire’s patents that are exclusively licensed under the Nyxol License Agreement. Additionally, if Viatris determines not to pursue development or commercialization of a Product in a country or jurisdiction in the Viatris Territory, Viatris may terminate the license with respect to such Product in such country or jurisdiction.

Both Ocuphire and Viatris have agreed to indemnify the other party against certain losses and expenses relating to any breach of the indemnifying party’s obligations, representations, warranties or covenants under the Nyxol License Agreement.

The Nyxol License Agreement was accounted for under the provisions of ASC 606. In accordance with the provisions under ASC 606, the Company identified two distinct performance obligations at the effective date: (1) the license to its intellectual property (“license transfer”) and (2) research and development services.

Index

Notes to Condensed Financial Statements
The aggregate transaction price associated with the Nyxol License Agreement, as adjusted for variable consideration subsequent to December 31, 2022, was $40.0 million which comprised the Initial License Transfer fee of $35.0 million and the $5.0 million payment anticipated under the research and development services that were not subject to cancellation. The transaction price was allocated between performance obligations based on their relative standalone selling price (“SSP”). The performance obligations for research and development services through the non-cancellation period were fully met by the Company as of March 31, 2023.

The SSP for the license transfer and for the research and development services was determined to be $ 287.8 million and $5.0 million, respectively. The SSP for the license transfer was determined based on a discounted royalty cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. The SSP for the research and development services was determined using a cost plus margin approach, based on anticipated expenditure outlays within the first 120-day non-cancellation window. On a relative SSP basis, $39.3 million and $0.7 million of the transaction price was allocated to the license transfer and to the research and development services obligations, respectively.

Recognition of Revenue

The Company determined that the licenses transferred represented functional intellectual property. As such, the revenue related to the licenses was recognized at the point in time in which the license/know-how was delivered to Viatris (as successor to Famy) which occurred during the fourth quarter of 2022. The Company determined that revenue related to the research and development services constrained to the 120-day non-cancellation period was to be recognized over time as the services are rendered based on an estimated percentage of completion input model.

Revenue recognized under the Nyxol License Agreement during the three months ended March 31, 2023 was $1.7 million.

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

Sales Milestone and Royalty Payments

Sales milestones and royalties relate predominantly to a license of intellectual property granted to Viatris and are determined by sales or usage-based thresholds. The sales milestones and royalties are accounted for under the royalty recognition constraint and will be accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and will not recognize revenue for each until the subsequent sale of a licensed product (achievement of each) occurs.

Each of the remaining regulatory and sales milestone performance obligations and royalty payments were fully constrained as of March 31, 2023 and no revenue was recognized.

A reconciliation of the closing balance of the contract asset associated with the Nyxol License Agreement is as follows as of March 31, 2023 (in thousands):

Contract Asset
Balance as of December 31, 2022	$3,552
Revenue recognized	1,749
Reclassification to accounts receivable related to costs billed under the Nyxol License Agreement	(2,834)
Balance as of March 31, 2023	$2,467

The remaining amounts in the contract asset as of March  31, 2023 attributed to the research and development services are expected to be settled during the second quarter of 2023.
BioSense License and Assignment Agreement

On March 10, 2020, pre-Merger, Rexahn entered into an amendment to its collaboration and license agreement, (as amended, the “BioSense License and Assignment Agreement”) with BioSense to advance the development and commercialization of RX-3117 for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “BioSense Territory”). Under the terms of the BioSense License and Assignment Agreement, the Company (i) granted BioSense an exclusive license to develop and commercialize pharmaceutical products containing RX-3117 as a single agent for all human uses in the BioSense Territory and (ii) assigned and transferred all of the former Rexahn patents and patent applications related to RX-3117 in the BioSense Territory. The upfront payment consisted of an aggregate of $1,650,000, of which $1,550,000 was paid to Rexahn prior to the Merger and the remaining $100,000 during calendar year 2021.

Index

Notes to Condensed Financial Statements
Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of March 31, 2023, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

Processa will make future payments to the Company upon the achievement of certain development and regulatory milestones, which primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, Processa will pay the Company mid-single-digit royalties based on annual sales under the license and will make one-time sales milestone payments based on the achievement during a calendar year of certain thresholds for annual sales. Processa is also required to give the Company 32% of any milestone payments received based on any sub-license agreement Processa may enter into with respect to the Processa License Agreement. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of March 31, 2023, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

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

Future payments received under the Processa License Agreement will be subject to the CVR Agreement described in Note 2– Merger.

10.	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants,   stock options, RSUs and any unissued common stock for services, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options, RSUs and any unissued common stock for services. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three-month periods ended presented below:

	March 31,
	2023	2022
Series A, Series B, and RDO warrants	7,204,299	7,282,999
Stock options	3,601,427	2,616,544
RSUs	291,584	—
Unissued common stock for services	—	8,024
Former Rexahn warrants	60,713	66,538
Former Rexahn options	—	82

Index

Notes to Condensed Financial Statements

11.	Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 was zero percent. As of March 31, 2023, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2019 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

12.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended March 31, 2023 and 2022, the Company contributed $34,000 and $25,000 to the 401K Plan, respectively.

13.	Subsequent Events

On April 19, 2023, the Company terminated the employment of Mina Sooch, the President and Chief Executive Officer of the Company, and appointed Richard Rodgers as the Company’s interim President and Chief Executive Officer. In connection with the appointment of Richard Rodgers as interim President and Chief Executive Officer of the Company, the Company and Mr. Rodgers entered into a letter agreement concerning Mr. Rodgers’s services (the “Letter Agreement”). The Letter Agreement provides that Mr. Rodgers will receive a $40,000 monthly salary, and that Mr. Rodgers is eligible for potential prorated bonus at the discretion of the Board, at the end of his term. Mr. Rodgers also received 50,000 restricted stock units under the Company’s 2020 Equity Incentive Plan which will vest 12 months following the grant date.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We are a clinical-stage ophthalmic biopharmaceutical company focused on developing novel therapies for the treatment of unmet needs of patients with retinal and refractive eye disorders.

APX3330

Our lead retinal product candidate, APX3330, is a twice-a-day oral tablet designed to target multiple pathways relevant to retinal and choroidal (the vascular layer of the eye) diseases such as diabetic retinopathy (“DR”) and diabetic macular edema (“DME”) which, if left untreated, can result in permanent visual acuity loss and eventual blindness. DR is a disease resulting from diabetes in which chronically elevated blood sugar levels cause progressive damage to blood vessels in the retina. DME is a severe form of DR which involves leakage of protein and fluid into the macula, the central portion of the retina, causing swelling and vascular damage. Prior to our in-licensing this product candidate, APX3330 had been studied by other sponsors in a total of 11 clinical trials (6 Phase 1 and 5 Phase 2) in a total of over 420 healthy volunteers or patients (with over 340 APX3330-treated) for inflammatory (hepatic) and oncology indications, and had demonstrated evidence of target engagement, pharmacokinetics, durability, and favorable safety and tolerability. We also in-licensed APX2009 and APX2014, which are second-generation product candidates and analogs of APX3330. In January 2023, we reported top-line efficacy and safety results from the ZETA-1 Phase 2 trial conducted in 103 subjects (51 treated with 600 mg daily dose of APX3330) in DR, including moderately severe non-proliferative DR (“NPDR”) and mild proliferative DR (“PDR”), as well as patients with DME without loss of central vision. Although the ZETA-1 clinical trial did not meet the primary endpoint of % of patients with a ≥ 2-step improvement in Early Treatment of Diabetic Retinopathy Study (ETDRS) diabetic retinopathy severity scale (DRSS) at week 24 in the study eye, statistical significance was achieved on a key pre-specified secondary endpoint of preventing clinically meaningful progression of diabetic retinopathy (defined by binocular 3 or more steps worsening on the DRSS scale, calculated as the sum of changes in each eye) after 24 weeks of treatment. Given the systemic delivery of APX3330, an endpoint that evaluates the effects on both eyes is a potential FDA registration endpoint for future trials. The binocular DRSS endpoint will be confirmed at an End-of-Phase 2 (EOP2) meeting with the FDA in the second half of 2023. APX3330 demonstrated favorable safety and tolerability in the ZETA-1 trial, consistent with the safety data from the prior 11 clinical trials. Treatment-related adverse events were uncommon, and most were mild in severity. There were no treatment-related serious adverse events. No changes were observed in liver, kidney, or heart function. There were no treatment-related effects on hematologic or blood chemistry evaluations.

Nyxol

In November 2022, we entered into a license and collaboration agreement (the “Nyxol License Agreement”) with FamyGen Life Sciences, Inc. (acquired by Viatris, Inc. (“Viatris”) in January 2023) pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize our refractive product candidate phentolamine ophthalmic solution 0.75% (Nyxol® Eye Drops or “Nyxol”).

Index

Ocuphire Pharma, Inc.
Form 10-Q
Nyxol is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. Nyxol can potentially be used across multiple indications such as treatment of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and dim light or night vision disturbances (“DLD”) (halos, glares and starbursts). Our management believes these multiple indications potentially represent a significant market opportunity. Nyxol has been studied in a total of 12 clinical trials (3 Phase 1, 5 Phase 2 and 4 Phase 3) in a total of over 1100 patients (with over 650 Nyxol-treated) and has demonstrated promising clinical data across the three targeted refractive indications.

We reported positive top-line data from Phase 3 trials in RM: MIRA-2 in March 2021, MIRA-3 in March 2022 and MIRA-4 in April 2022. We also reported positive top-line data from a Phase 2 trial of Nyxol for treatment of presbyopia, both as monotherapy and with low-dose pilocarpine (pilocarpine hydrochloride ophthalmic solution 0.4%, “LDP”) as adjunctive therapy (VEGA-1). We reported top-line data from a Phase 3 trial in DLD in May 2022 (LYNX-1). We submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in November 2022 under the 505(b)(2) pathway for Nyxol for RM with a Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2023. The first phase 3 registration trial of Nyxol for the treatment of presbyopia (VEGA-2), as monotherapy and with LDP as adjunctive therapy, was started in late December 2022, and topline results from this trial are expected in late 2023. Funded by our partner Viatris, registration trials are planned for presbyopia (VEGA-3) and DLD (LYNX-2), as well as a supportive long-term safety trial for both chronic indications (LYRA-1).

As part of its our strategy, we will continue to explore opportunities to acquire additional ophthalmic assets and seek strategic partners for late-stage development, regulatory preparation, and commercialization of drugs in key global markets.

Strategic Outlook

We will continue to explore opportunities to acquire additional ophthalmic assets and to seek strategic partners for late-stage development, regulatory preparation and commercialization of APX3330 in key global markets. To date, our primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale, and we do not expect to consistently generate significant revenues, other than license and collaborations revenue, until, and unless, the FDA or other regulatory authorities approve and we successfully commercialize APX3330. Until such time, if ever, as we can consistently generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as through collaborations, strategic alliances and licensing arrangements.

Through March 31, 2023, we have funded our operations primarily through equity financings that totaled $54.1 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Merger”) with Rexahn Pharmaceuticals, Inc. (“Rexahn”) and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds net cash. In addition, we recently received a one-time non-refundable licensee fee payment of $35.0 million and reimbursement for costs related to development in connection with the Nyxol License Agreement.

Our net loss was $5.8 million for the three months ended March 31, 2023 as compared to a net loss of $6.6  million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $77.3 million. Furthermore, we anticipate that our expenses will increase as we:

•	continue clinical trials for APX3330, Nyxol and for any other product candidate in our future pipeline;

•	continue preclinical studies for APX3330, Nyxol and for any other product candidate in our future pipeline;

•	develop additional product candidates that we identify, in-license or acquire;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	contract to manufacture our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts;

•	continue to operate as a public company; and

•	establish on our own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Recent Developments

Clinical Milestones

APX3330

In January 2023, we announced topline efficacy and safety results from ZETA-1, a Phase 2b trial of APX3330 in diabetic retinopathy patients. In ZETA-1, APX3330 demonstrated statistical significance on a key pre-specified endpoint, binocular DRSS worsening, which is a potential registration endpoint for DR. These results, along with a favorable systemic and ocular safety profile, support our plans to move forward to an End-of-Phase 2 meeting with the FDA.

Nyxol

In January 2023, we announced the initiation of the VEGA-2 Phase 3 pivotal trial, the first of two Phase 3 registration trials intended to support a presbyopia indication for Nyxol alone and Nyxol with LDP. Topline results from this trial are expected in late 2023. Funded by our partner Viatris, registration trials are planned for presbyopia (VEGA-3) and DLD (LYNX-2), as well as a supportive long-term safety trial for both chronic indications (LYRA-1).

Regulatory Update

In January 2023, we announced that the FDA has accepted for review the NDA for Nyxol for the treatment of pharmacologically-induced mydriasis (RM). The FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of September 28, 2023. Upon approval of Nyxol for RM by the FDA, Viatris would owe Ocuphire a $10 million milestone payment under the Nyxol License Agreement.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine, disruptions in the banking system and financial markets, lingering COVID-19 pandemic and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

Additionally, our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the conflict in Ukraine, disruptions in the banking system and financial markets, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates.

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

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until regulatory approval is obtained and commercialization begins for APX3330 or Nyxol. If we fail to complete the development of APX3330, Nyxol, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, our ability to generate significant revenue would be compromised.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the clinical stage development of APX3330 and Nyxol. Research and development expenses consist of costs incurred in performing research and development activities, including compensation and benefits for research and development employees and costs for consultants, costs associated with preclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses.

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

We expect that APX3330 and Nyxol will have higher development costs during the later stages of clinical development, as compared to costs incurred during their earlier stages of development, primarily due to the increased size and duration of the later-stage clinical trials. We expect our research and development expenses to increase over the next several years. However, it is difficult for us to determine with certainty the duration, costs and timing to complete our current or future preclinical programs and clinical trials of APX3330, Nyxol, and other product candidates. The duration, costs and timing of clinical trials and development of APX3330, Nyxol and other product candidates will depend on a variety of factors that include, but are not limited to, the following:

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Other Income (Expense), net

Other income (expense), net reflected in this line item includes payments made by us in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) with former Rexahn shareholders. In addition, other income (expense), net also includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance has been provided on the net deferred tax assets as of March 31, 2023 and December 31, 2022.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022	Change

License and collaborations revenue	$1,749	$—	$1,749

Operating expenses:
General and administrative	2,285	1,736	549
Research and development	5,595	4,772	823
Total operating expenses	7,880	6,508	1,372
Loss from operations	(6,131)	(6,508)	377
Interest expense	—	(5)	5
Fair value change in warrant liabilities	—	—	—
Other income (expense), net	340	(82)	422
Loss before income taxes	(5,791)	(6,595)	804
Provision for income taxes	—	—
Net loss	$(5,791)	$(6,595)	$804

License and Collaborations Revenue

License and collaborations revenue was $1.7 million for the three months ended March 31, 2023.  There was no license and collaboration revenue during the three months ended March 31, 2022. Revenue during the first quarter of 2023 was derived from the reimbursement of research and development services under the Nyxol License Agreement.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were $2.3 million compared to $1.7 million for the three months ended March 31, 2022. The increase period over period of $0.5 million was primarily attributable to an increase in stock-based compensation of $0.2 million, professional services of $0.1 million, legal support of $0.2 million and business development activities of $0.1 million, offset in part by a decrease in payroll  and insurance costs of $0.1 million on a net basis. General and administrative expenses included $0.5 million and $0.3 million in stock-based compensation expense during the three months ended March 31, 2023 and 2022, respectively.

Research and Development

Research and development expenses for the three months ended March 31, 2023 were $5.6 million compared to $4.8 million for the three months ended March 31, 2022. The $0.8 million increase was primarily attributable to increased manufacturing activities for Nyxol and APX3330 period over period as well as increased payroll and consulting costs during the current period. Research and development expenses also included $0.3 million and $0.1 million in stock-based compensation expense during the three months ended March 31, 2023 and 2022, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2022 of $5,000 was comprised of interest on principal related to a short-term loan (related to financing an insurance policy). There was no interest expense during the current three month period.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Fair Value Change in Warrant Liabilities

The fair value change in warrant liabilities was de minimis during the three months ended March 31, 2023 and 2022 associated with the Rexahn warrants.

Other Income (Expense), net

During the three months ended March 31, 2023, Ocuphire had other income (expense), net of $0.3 million related to interest income related to our cash and cash equivalents on-hand of $367,000, offset in part by net unrealized losses from our short-term investments of $27,000.

During the three months ended March 31, 2022, Ocuphire had other income (expense), net of $(82,000) stemming principally from net unrealized losses from our short-term investments of $84,000, offset in part by interest income related to cash and cash equivalents on-hand of $2,000.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $39.0 million. We believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of March 31, 2023, our cash and cash equivalents on-hand were held largely at one large financial institution.

Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of $54.1 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes. In addition, during the fourth quarter of 2022, we received a one-time non-refundable cash payment of $35.0 million and recently received reimbursement for costs related to development in connection with the Nyxol License Agreement.

At-The-Market Program

On February 4, 2021, we filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in our sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, we entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million (the “ATM”). A total of 4,627,870 shares of common stock were sold under the ATM for net proceeds through September 2022 in the amount of $17.3 million. No shares of common stock were sold under the ATM during the fourth quarter of 2022 or during the first quarter of 2023.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of March 31, 2023, 1,538,461 RDO Warrants were still outstanding. The offering of the securities was made pursuant to our effective shelf registration statement on Form S-3.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of March 31, 2023, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). The Series B Warrants were initially exercisable for 665,836 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of March 31, 2023, none of the Series B Warrants remained outstanding.

At issuance, the Series B Warrants contained certain provisions that could have resulted in the issuance of additional Series B Warrants depending on the dollar volume-weighted average prices of a share of Common Stock during a 45-trading day Reset Period. Pursuant to the terms of the Waiver Agreements, those provisions were no longer in effect.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022

Net cash used in operating activities	$(3,646)	$(6,170)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	—	882
Net decrease in cash and cash equivalents	$(3,646)	$(5,288)

Cash Flow from Operating Activities

For the three months ended March 31, 2023, cash used in operating activities of $3.6 million was attributable to a net loss of $5.8 million, partially offset by $0.8 million in non-cash operating expenses and a net change cash source of $1.3 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $0.8 million and unrealized loss on short-term investments of $27,000. The change in operating assets and liabilities was primarily attributable to an increase in Ocuphire’s accounts payable and accrued expenses, and by decreases in our contract asset and prepaid expenses, associated with  Ocuphire’s operating expenses under the normal course of business. These net change sources of cash were offset in part by an increase in our accounts receivable during the period.

For the three months ended March 31, 2022, cash used in operating activities of $6.2 million was attributable to a net loss of $6.6 million, partially offset by $0.5 million in non-cash operating expenses and a net change use of $0.1 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $0.4 million and unrealized loss on short-term investments of $0.1 million. The change in operating assets and liabilities was primarily attributable to a decrease in Ocuphire’s accounts payable and accrued expenses, offset in part by an decrease in prepaid expenses and other assets associated with the fluctuations of Ocuphire’s operating expenses under the normal course of business.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.9 million in connection with the 2021 ATM financing net proceeds of $1.2 million and exercise of stock options in the amount of $27,000, offset by payments made on the short-term loan of $0.3 million. There was no financing activities during the three months ended March 31, 2023.

Liquidity and Capital Resource Requirements

As of March 31, 2023, we had cash and cash equivalents of $39.0 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million and reimbursement and expected reimbursement of expenses earned under the Nyxol License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Nyxol License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreements with Viatris, BioSense, Processa, or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until regulatory approval is obtained and commercialization begins for APX3330 or Nyxol. If we fail to complete the development of APX3330, Nyxol, or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval, our ability to generate significant revenue would be compromised.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Other Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing research and development of APX3330, inclusive of any potential milestone and royalty obligations under our intellectual property licenses. See “Part I, Item 1— Business—APX3330 Clinical Experience Summary —Ocuphire Clinical Development Plan —Potential Clinical Plans for APX3330—Future In-Licensing and Acquisition Opportunities—Manufacturing—Apexian Sublicense Agreement— Review and Approval of Drugs in the United States” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2024. Refer to Note 3 – Commitments and Contingencies included in Part 1, Item 1 – Financial Statements” of this Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

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

License and Collaborations Revenue

We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future, significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 9 — License and Collaboration Agreements included in Part 1, Item 1 – Financial Statements” of this Report.

Warrant Liabilities

Following the Merger, Ocuphire assumed Rexahn warrants issued prior to the Merger. Ocuphire accounts for these warrants as a liability at fair value as long as certain provisions precluding equity accounting treatment are present.  Ocuphire will continue to adjust the Rexahn warrant liability for changes in fair value until the earlier of the exercise, expiration, or until such time that cash settlement or indexation provisions are no longer in effect for the Rexahn warrants. We do not expect that the fluctuations in fair value attributed to the Rexahn warrant liability will be significant.

Stock-based Compensation

Ocuphire accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant date fair value which is not subject to remeasurement. We record equity instrument forfeitures when they occur. For discussions about the application of grant date fair value associated with our stock-based compensation, see Note 7 — Stock-based Compensation included in “Part 1, Item 1 – Financial Statements” of this Report.

Income Tax Assets and Liabilities

A full valuation allowance has been provided on our net deferred tax assets given the uncertainty of future taxable income and other related factors impacting the realizability of our remaining net deferred tax assets. For additional information, see Note 12 — Income Taxes included in “Part II, Item 8 – Financial Statements and Supplementary Data” in our Annual Report filed on Form 10-K for the year ended December 31, 2022, and see Note 11 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.

Contingencies

We are subject to numerous contingencies arising in the ordinary course of business, including obligations related to certain license agreements. For additional information, see Note 3 — Commitments and Contingencies included in “Part 1, Item 1 – Financial Statements” of this Report.

Recent Accounting Pronouncements

Refer to Note 1— “Company Description and Summary of Significant Accounting Policies” to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth below, there have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.  You should carefully consider the risks and uncertainties described below and therein.

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

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.7	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.8	First Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2022).

3.9	Second Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2022).

10.1+	Interim President and CEO Consulting Letter Agreement by and between Ocuphire Pharma, Inc. and Richard Rodgers, dated April 20, 2023.

10.2	Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Documents are furnished not filed.

Index

Ocuphire Pharma, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023

Ocuphire Pharma, Inc.

By:	/s/ Richard J. Rodgers
Richard J. Rodgers
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Senior Vice President of Finance
(Principal Financial Officer)