Form 10-Q
period 2023-06-30
Ocuphire Pharma, Inc.
filed 2023-08-11
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of August 9, 2023 was 21,008,036.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,977	$42,634
Accounts receivable (Note 9)	135	1,298
Contract assets and unbilled receivables (Note 9)	2,595	3,552
Prepaids and other current assets	732	1,453
Short-term investments	22	49
Total current assets	43,461	48,986
Property and equipment, net	4	6
Total assets	$43,465	$48,992

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,323	$1,069
Accrued expenses	3,438	1,684
Total current liabilities	5,761	2,753
Total liabilities	5,761	2,753

Commitments and contingencies (Note 3 and Note 8)

Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 20,985,784 and 20,861,315 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	119,934	117,717
Accumulated deficit	(82,232)	(71,480)
Total stockholders’ equity	37,704	46,239
Total liabilities and stockholders’ equity	$43,465	$48,992

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
License and collaborations revenue	$3,674	$—	$5,423	$—

Operating expenses:
General and administrative	4,340	1,776	6,625	3,512
Research and development	4,723	3,162	10,318	7,934
Total operating expenses	9,063	4,938	16,943	11,446
Loss from operations	(5,389)	(4,938)	(11,520)	(11,446)
Interest expense	—	(4)	—	(9)
Other income (expense), net	428	15	768	(67)
Loss before income taxes	(4,961)	(4,927)	(10,752)	(11,522)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(4,961)	(4,927)	(10,752)	(11,522)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(4,961)	$(4,927)	$(10,752)	$(11,522)
Net loss per share:
Basic and diluted (Note 10)	$(0.24)	$(0.25)	$(0.51)	$(0.60)
Number of shares used in per share calculations:
Basic and diluted	20,959,807	19,502,563	20,949,763	19,197,213

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	18,845,828	$2	$111,588	$(89,368)	$22,222
Issuance of common stock in connection with the at-the-market program	336,544	—	1,208	—	1,208
Issuance costs	—	—	(35)	—	(35)
Stock–based compensation	6,970	—	445	—	445
Exercise of stock options	24,309	—	27	—	27
Net and comprehensive loss	—	—	—	(6,595)	(6,595)
Balance at March 31, 2022	19,213,651	2	113,233	(95,963)	17,272
Issuance of common stock in connection with the at-the-market program	877,927	—	1,858	—	1,858
Issuance costs	—	—	(53)	—	(53)
Stock–based compensation	8,024	—	445	—	445
Net and comprehensive loss	—	—	—	(4,927)	(4,927)
Balance at June 30, 2022	20,099,602	$2	$115,483	$(100,890)	$14,595

Balance at December 31, 2022	20,861,315	$2	$117,717	$(71,480)	$46,239
Issuance costs	—	—	(2)	—	(2)
Stock-based compensation	68,646	—	804	—	804
Exercise of warrants	17,869	—	—	—	—
Net and comprehensive loss	—	—	—	(5,791)	(5,791)
Balance at March 31, 2023	20,947,830	2	118,519	(77,271)	41,250
Issuance costs	—	—	(7)	—	(7)
Stock-based compensation	37,954	—	1,422	—	1,422
Net and comprehensive loss	—	—	—	(4,961)	(4,961)
Balance at June 30, 2023	20,985,784	$2	$119,934	$(82,232)	$37,704

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(10,752)	$(11,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,226	890
Depreciation	2	2
Unrealized loss from short-term investments	27	93
Change in assets and liabilities:
Accounts receivable	1,163	—
Contract assets and unbilled receivables	957	—
Prepaid and other assets	721	574
Accounts payable	1,254	302
Accrued and other liabilities	1,745	(318)
Net cash used in operating activities	(2,657)	(9,979)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock in connection with the at-the-market program	—	3,066
Issuance costs	—	(85)
Payments made in connection with short-term loan	—	(538)
Exercise of Series B warrants	—	—
Exercise of stock options	—	27
Net cash provided by financing activities	—	2,470
Net decrease in cash and cash equivalents	(2,657)	(7,509)
Cash and cash equivalents at beginning of period	42,634	24,534
Cash and cash equivalents at end of period	$39,977	$17,025
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$9
Supplemental non-cash financing transactions:
Unpaid issuance and deferred offering costs	$9	$3

See accompanying notes.

Index
Notes to Condensed Financial Statements

1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (the “Company” or “Ocuphire”) is a clinical-stage ophthalmic biopharmaceutical company focused on developing novel therapies for the treatment of unmet needs of patients with retinal and refractive eye disorders.

The Company’s lead retinal product candidate, APX3330, is a first-in-class small-molecule inhibitor of Ref-1 (reduction oxidation effector factor-1 protein). Ref-1 is a regulator of transcriptor factors such as HIF-1α and NF-kB. Inhibiting REF-1 reduces levels of vascular endothelial growth factor (“VEGF”) and inflammatory cytokines which are known to play key roles in ocular angiogenesis and inflammation. Through inhibition of Ref-1, APX3330 normalizes the levels of VEGF to physiologic levels, unlike biologics that abolish the VEGF levels required for normal function. APX3330 is an oral tablet administered twice per day for the treatment of diabetic retinopathy (“DR”) and diabetic macular edema (“DME”). A Phase 2 study in subjects with DR or DME has recently completed and an End-of-Phase 2 meeting is confirmed with the FDA in Q4 2023.

DR affects approximately 10 million people with diabetes and is projected to impact 14.6 million Americans by 2050. DR is classified as Non-Proliferative Diabetic Retinopathy (“NPDR”), the early stage of the disease in which symptoms may be mild or nonexistent or Proliferative Diabetic Retinopathy (“PDR”) which is the more advanced stage of diabetic eye disease that can be highly symptomatic with loss of vision. Approximately 80% of DR patients have NPDR that will progress to PDR if left untreated. Despite the risk for visual loss associated with this disease, over 90% of NPDR patients currently receive no course of treatment apart from observation by their eye care specialist until they develop sight-threatening complications. This is due to the burdensome and frequent eye injections currently required with currently approved therapies for this disease. APX3330, as an oral tablet, has the potential to be an early, non-invasive treatment for the 8 million NPDR patients in the US.

The Company has also in-licensed APX2009 and APX2014, which are second-generation analogs of APX3330. The unique dual mechanism of action of these Ref-1 inhibitors of reducing angiogenesis and inflammation could potentially be beneficial in treating other retinal diseases such as age-related macular degeneration (“AMD”), and geographic atrophy (“GA”). Ocuphire is currently evaluating local delivery routes in addition to the systemic (oral) route as part of its pipeline expansion in retinal therapies.

In November 2022, the Company entered into a license and collaboration agreement (the “Nyxol License Agreement”) with FamyGen Life Sciences, Inc. (acquired by Viatris, Inc. (“Viatris”) in January 2023) pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate phentolamine ophthalmic solution 0.75% (Nyxol® Eye Drops or “Nyxol”). Nyxol is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. Nyxol can potentially be used across multiple indications such as reversal of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and dim light or night vision disturbances (“DLD”) (halos, glares and starbursts).

The Company’s headquarters is located in Farmington Hills, Michigan.

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

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine, disruptions in the banking system and financial markets, lingering COVID‑19 pandemic, increased inflation and rising interest rates. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

Index
Notes to Condensed Financial Statements
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

The December 31, 2022 condensed balance sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

On December 31, 2021, the Company merged its wholly-owned subsidiary, OcuSub Inc, with and into the Company, with the Company remaining as the surviving entity. The merger of the Company’s wholly-owned subsidiary did not have a financial impact in the periods presented. Upon closing of this merger, the Company did not have any remaining entities that required consolidation for financial statement reporting purposes. All significant intercompany accounts and transactions were eliminated in the preparation of the condensed financial statements prior to the December 31, 2021 merger with OcuSub Inc.

Liquidity

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception, the Company has devoted substantially all of its efforts to drug development and conducting clinical trials.

As of June 30, 2023, the Company had $40.0 million in cash and cash equivalents.  The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following August 11, 2023, which is the date that these condensed financial statements are available to be issued.

In the future, the Company may need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer  or such person functioning in such role. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development of products related to vision performance and health. Accordingly, the Company has a single reporting segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of deposit to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is held or managed by two financial institutions in the United States. Amounts on deposit exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Management follows approved policies established by its Board of Directors to reduce credit risk associated with the Company’s cash deposit accounts. In addition, the Company limits its exposure through the kind, quality and concentration of its investments. As of June 30, 2023, the Company had cash equivalents of $39.5 million that were not eligible for coverage by the FDIC.

Index
Notes to Condensed Financial Statements
Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and are recorded on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets.  Subsequent changes in fair values are recorded in other income (expense), net on the  condensed statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through June 30, 2023.

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

Contract Assets and Unbilled Receivables

The Company recognizes contract assets and unbilled receivables when goods or services are transferred to the customer before the customer pays or before reimbursement for payment is billed or due, excluding any amounts presented as an account receivable. The Company recorded contract assets and unbilled receivables in connection with a license and collaboration agreement in the amount of $2.6 million as of June 30, 2023. See Note 9- License and Collaboration Agreements.

Index
Notes to Condensed Financial Statements
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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant date fair value. The Company records forfeitures when they occur. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718.

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

As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, accounts receivable, contract assets, unbilled receivables, prepaid and other assets, accounts payable, accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the warrant liabilities, while outstanding, were based on a Black-Scholes option model using Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2023 and 2022.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$22	$22	$—	$—
Total assets at fair value	$22	$22	$—	$—

Index
Notes to Condensed Financial Statements
	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$49	$49	$—	$—
Total assets at fair value	$49	$49	$—	$—

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Short-term investments
Balance as of beginning of period	$49	$219
Unrealized loss	(27)	(93)
Balance as of end of period	$22	$126

Rexahn Warrants

The fair value of the warrant liabilities associated with the Rexahn warrants was de minimis during the periods presented.  The last of the Rexahn warrants classified as liabilities expired in April 2023 unexercised.  See Note 2 – Merger for additional background.

There were no financial instruments measured on a non-recurring basis for any of the periods presented.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a current expected credit loss (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The Company adopted this ASU on January 1, 2023 and it did not have a significant impact on its condensed financial statements.

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2023 and the adoption did not have a material impact on its condensed financial statements.

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

Index
Notes to Condensed Financial Statements
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

●
90% of all payments received by Rexahn or its affiliates during such CVR Payment Period from or on behalf of Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) pursuant to that certain Exclusive License Agreement, dated as of February 8, 2020, by and between HaiChang and Rexahn, minus certain permitted deductions; and

●
75% of the sum of (i) all cash consideration paid by a third party to Rexahn or its affiliates during the applicable CVR Payment Period in connection with the grant, sale or transfer of rights to Rexahn’s pre-closing intellectual property (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the closing (“Parent IP Deal”), plus (ii) with respect to any non-cash consideration received by Rexahn or its affiliates from a third party during the applicable CVR Payment Period in connection with any Parent IP Deal, all amounts received by Rexahn or its affiliates for such non-cash consideration at the time such non-cash consideration is monetized by Rexahn or its affiliates, minus (iii) certain permitted deductions.

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of June 30, 2023, no payments subject to the CVR had been received beyond those previously reported in the second and third quarters of calendar year 2021.  In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

Former Rexahn Warrants

Following the closing of the Merger, 231,433 outstanding, unexercised Rexahn warrants to purchase common stock remained outstanding, the majority of which were subsequently repurchased according to the terms of the original warrant agreements.  As of June 30, 2023, 58,597 of the Rexahn warrants remained outstanding with an exercise price of $38.40 per share with an average remaining contractual life of 0.6 years and were accounted for and classified as equity.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 8 — Apexian Sublicense Agreement). As of June 30, 2023, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

Facility Leases

The Company has a short-term, non-cancellable facility lease (the “HQ Lease”) for its headquarters. The HQ Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent, as amended, for the HQ Lease is approximately $3,000. The rent expense associated with the HQ Lease amounted to  $9,000 during each of the three months ended June 30, 2023 and 2022. The rent expense associated with the HQ Lease amounted to $18,000 and $21,000 during the six months ended June 30, 2023 and 2022, respectively. The total remaining expected rental payments under the HQ Lease amount to $18,000 through its current expiration date of December 31, 2023.

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

Prepaid and Other Assets

Prepaid and other assets consist of the following as of (in thousands):

Index
Notes to Condensed Financial Statements
	June 30, 2023	December 31, 2022
Prepaids	$687	$1,373
Other	45	80
Total prepaids and other assets	$732	$1,453

Property and Equipment, net

Property and equipment held for use by category are presented in the following table as of (in thousands):

	June 30, 2023	December 31, 2022
Equipment	20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(21)	(19)
Property and equipment, net	4	$6

Depreciation expense was $1,000 during each of the three months ended June 30, 2023 and 2022. Depreciation expense was $2,000 during each of the six months ended June 30, 2023 and 2022.

Accrued Expenses

Accrued expenses consist of the following as of (in thousands):

	June 30,	December 31,
	2023	2022
Income taxes	$—	$315
Payroll	300	782
Professional services	141	208
R&D services and supplies	1,773	212
Severance	1,179	—
Other	45	167
Total	$3,438	$1,684

On April 19, 2023, the Company terminated the employment of Mina Sooch, the President and Chief Executive Officer of the Company.

Short-Term Loan

The Company entered into an unsecured short-term loan (the “Loan”) agreement in the amount of $0.6 million in November 2021 related to financing an insurance policy. The Loan was payable in six monthly installments of $108,000 beginning in December 2021. The Loan had an annual interest rate of 5.5% per annum.  Interest expense in the amount of $4,000 and $9,000 was recognized in connection with the Loan during the three and six months ended June 30, 2022, respectively. No interest expense was recognized during the three and six months ended June 30, 2023.

5.	Related Party Transactions

On April 8, 2022, Ocuphire entered into a consulting agreement with Jay Pepose, a director of the Company.  The consulting agreement provided for $10,000 a month in cash payments, effective as of April 1, 2022.  Additionally, on April 8, 2022, in connection with the consulting arrangement, Dr. Pepose received a stock option grant for 50,000 options, of which 25% vested on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months. The consulting agreement was amended on September 19, 2022 to provide for vesting acceleration for stock-based awards in the event of a change in control. The consulting agreement was also amended effective December 1, 2022 to increase the cash payment to $25,000 per month.

The Company incurred related consulting expenses of $75,000 and $150,000 during the three and six months ended June 30, 2023, respectively. The Company incurred related consulting expenses of $30,000 during the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, $25,000 of the related consulting expenses were unpaid, respectively.

On April 19, 2023, Ocuphire appointed Richard Rodgers, a director of the Company, as interim President and Chief Executive Officer.  In connection with his appointment, Ocuphire and Mr. Rodgers entered into a letter agreement concerning Mr. Rodgers’s services (the “Letter Agreement”). The Letter Agreement provides that Mr. Rodgers will receive (i) a $40,000 monthly salary, and (ii) is eligible for a potential prorated bonus at the discretion of Ocuphire’s Board of Directors, at the end of his term as interim President and Chief Executive Officer. Mr. Rodgers also received 50,000 restricted stock units under the Company’s 2020 Equity Incentive Plan which will vest 12 months following the grant date.

Index
Notes to Condensed Financial Statements
The Company incurred related consulting expenses of $95,000 during the three and six months ended June 30, 2023. As of June 30, 2023, $80,000 of the related consulting expenses were unpaid.

6.	Stockholders’ Equity

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and six months ended June 30, 2022, 877,927 and 1,214,471 shares of common stock were sold under the 2021 ATM for aggregate gross proceeds in the amount of $1.9 million and $3.1 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $53,000 and $88,000, respectively. There were no sales of common stock under the 2021 ATM during the three and six-month periods ended June 30, 2023.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”). The RDO Warrants are equity classified, have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of June 30, 2023, 1,538,461 RDO Warrants were outstanding.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of June 30, 2023. The Series A Warrants were accounted for and classified as equity on the accompanying condensed balance sheets.

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). None of the Series B Warrants were outstanding as of June 30, 2023. During the six months ended June 30, 2023, 17,869 warrants were exercised for  shares of common stock. The Series B Warrants were accounted for and classified as equity on the accompanying condensed balance sheets while outstanding.

7.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three and six-month periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$1,166	$276	$1,634	$571
Research and development	256	169	592	319
Total stock-based compensation	$1,422	$445	$2,226	$890

Index
Notes to Condensed Financial Statements
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

Stock Options

During the three and six months ended June 30, 2023, 98,195 and 763,578 stock options were granted to directors, officers, employees and consultants, respectively, generally vesting over a five (5) to forty-eight (48) month period. During the three and six months ended June 30, 2022, 174,000 and 726,305 stock options were granted to directors, officers, employees and consultants, respectively, generally vesting over a twelve (12) to forty-eight (48) month period.

The Company recognized $1,186,000 and $418,000 in stock-based compensation expense related to stock options during the three months ended June 30, 2023 and 2022, respectively, and $1,686,000 and $835,000 during the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense during the three and six-month periods ended June 30, 2023 included a one-time charge of $0.4 million attributed to the modification of the Company’s former Chief Executive Officer’s stock options with respect to their exercisability provisions.

During the six months ended June 30, 2022, 24,309 stock options were exercised with an intrinsic value of $59,000. There were no exercises during the three and six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, 3,444,656 and 2,936,044 stock options were outstanding, respectively.

The weighted average fair value per share of options granted during the three and six months ended June 30, 2023 was $3.36 and $2.83, respectively. The weighted average fair value per share of options granted during the three and six months ended June 30, 2022 was $1.71 and $2.15, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have sufficient share trading history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

Index
Notes to Condensed Financial Statements
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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected stock price volatility	94.4%	96.2%	95.3%	98.8%
Expected life of options (years)	5.8	5.7	6.1	5.9
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	3.7%	3.3%	3.7%	2.1%

During the three and six months ended June 30, 2023, 374,757 and 620,824 stock options vested, respectively, inclusive of the vesting acceleration of stock options attributed to the departure of the Company’s former Chief Executive Officer in the amount of 145,418. During the three and six months ended June 30, 2022, 204,406 and 267,103 stock options vested, respectively.

During the three and six months ended June 30, 2023, 254,966 options were forfeited, inclusive of the stock option forfeited in connection with the departure of the Company’s former Chief Executive Officer in the amount of 249,633. During the three and six months ended June 30, 2022, 6,000 and 14,288 options were forfeited, respectively.

Restricted Stock Units

During the three and six months ended June 30, 2023, the Company granted an aggregate of 124,880 and 416,464 restricted stock units (“RSUs”), respectively, to certain officers and employees under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the three and six months ended June 30, 2023 was $5.09 and $3.98, respectively. The vesting period of the RSUs range from a one year period to a four year period where 25 percent of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates. There were no RSUs granted during the comparable periods in the prior year.

During the three and six months ended June 30, 2023, 33,614 RSUs vested and 100,842 RSUs were forfeited during the three and six months ended June 30, 2023, respectively, attributed solely to the departure of the Company’s former Chief Executive Officer. The total expense for the three and six months ended June 30, 2023 related to these RSUs was $208,000 and $265,000, respectively.

Common Stock Issued for Services

The Company granted stock for services in the amount of 4,340 and 72,986 common shares during the three and six months ended June 30, 2023, respectively, to board members who elected to receive their board retainers in the form of stock for services with a grant date fair value of $6.38 and $3.77 per share, respectively. The Company granted stock for services in the amount of 14,147 and 22,171 common shares during the three and six months ended June 30, 2022, respectively, to board members who elected to receive their board retainers in the form of stock for services with a grant date fair value of $1.92  and $2.40 per share, respectively.

The stock-based compensation related to these services amounted to $28,000 and $27,000 during the three months ended June 30, 2023 and 2022, respectively, and $275,000 and $55,000 during the six months ended June 30, 2023 and 2022, respectively.

General

As of June 30, 2023, 1,040,766 shares were available for future issuance under the 2020 Plan and Inducement Plan, in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $4.0 million as of June 30, 2023. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.4 years.

Index
Notes to Condensed Financial Statements
8.	Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement (as amended on June 4, 2020, the “Apexian Sublicense Agreement”) with Apexian, pursuant to which it obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which the Company intends to develop as an oral tablet therapeutic to treat diabetic retinopathy initially, and potentially later to treat diabetic macular edema, geographic atrophy and age-related macular degeneration. In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares of its common stock to Apexian and to certain affiliates of Apexian in calendar year 2020. As a result of the common stock issued pursuant to the Apexian Sublicense Agreement, Apexian is considered by Ocuphire to be a related party.

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

None of the milestone or royalty payments were triggered or deemed probable as of June 30, 2023 or December 31, 2022.

9.	License and Collaboration Agreements

Nyxol License Agreement

On November 6, 2022, the Company entered into the Nyxol License Agreement, pursuant to which it granted Famy an exclusive, perpetual, sub-licensable license to develop, manufacture, import, export and commercialize (i) Nyxol for treating (a) reversal of mydriasis, (b) night vision disturbances or dim light vision, and (c) presbyopia, and (ii) Nyxol and low dose pilocarpine for treating presbyopia (together, the “Nyxol Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). The Company retains the exclusive right to develop, manufacture, have manufactured, import, export and commercialize the Nyxol Products outside of the Viatris Territory. In January 2023, Famy was acquired by Viatris Inc., and Viatris has assumed all of Famy’s obligations under the Nyxol License Agreement.

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

Either party may terminate the Nyxol License Agreement upon written notice in the case of the other party’s material breach (subject to applicable cure periods) or if the other party becomes subject to an insolvency event. In addition, the Company may terminate the agreement in its entirety if Viatris or its affiliates commences an action challenging the validity, enforceability or scope of any of Ocuphire’s patents that are exclusively licensed under the Nyxol License Agreement. Additionally, if Viatris determines not to pursue development or commercialization of a Nyxol Product in a country or jurisdiction in the Viatris Territory, Viatris may terminate the license with respect to such Nyxol Product in such country or jurisdiction.

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

Index
Notes to Condensed Financial Statements
The aggregate transaction price associated with the Nyxol License Agreement, as adjusted for variable consideration subsequent to December 31, 2022, was $40.0 million which comprised the initial license transfer fee of $35.0 million and the $5.0 million payment anticipated under the research and development services that were not subject to cancellation. The transaction price was allocated between performance obligations based on their relative standalone selling price (“SSP”). The performance obligations for research and development services through the non-cancellation period were fully met by the Company as of the first quarter of 2023.

The SSP for the license transfer and for the research and development services was determined to be $287.8 million and $5.0 million, respectively. The SSP for the license transfer was determined based on a discounted royalty cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. The SSP for the research and development services was determined using a cost-plus margin approach, based on anticipated expenditure outlays within the first 120-day non-cancellation window. On a relative SSP basis, $39.3 million and $0.7 million of the transaction price was allocated to the license transfer and to the research and development services obligations, respectively.

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

Revenue recognized under the Nyxol License Agreement during the three and six months ended June 30, 2023 was $3.7 million and $5.4 million, respectively.

Regulatory Milestones under the Nyxol License Agreement

The Company has evaluated the regulatory milestones that may be received in connection with the Nyxol License Agreement. There is uncertainty that the events to obtain the regulatory milestones will be achieved given the nature of clinical development and the stage of the development of the Nyxol Products. The remaining regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur.

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

Each of the remaining regulatory and sales milestone performance obligations and royalty payments were fully constrained as of June 30, 2023 and no revenue was recognized.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Nyxol License Agreement is as follows as of June 30, 2023 (in thousands):

Contract Assets and Unbilled Receivables
Balance as of December 31, 2022	$3,552
Revenue recognized	5,423
Reclassification to accounts receivable related to costs billed under the Nyxol License Agreement	(6,380)
Balance as of June 30, 2023	$2,595

The remaining amounts in contract assets and unbilled receivables as of June 30, 2023 attributed to the research and development services are expected to be settled during the third quarter of 2023.

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

Index
Notes to Condensed Financial Statements
Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of June 30, 2023, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

Processa will make future payments to the Company upon the achievement of certain development and regulatory milestones, which primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, Processa will pay the Company mid-single-digit royalties based on annual sales under the license and will make one-time sales milestone payments based on the achievement during a calendar year of certain thresholds for annual sales. Processa is also required to give the Company 32% of any milestone payments received based on any sub-license agreement Processa may enter into with respect to the Processa License Agreement. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of June 30, 2023, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six-month periods presented below:

	June 30,
	2023	2022
Series A, Series B, and RDO warrants	7,204,299	7,283,000
Stock options	3,444,656	2,784,544
RSUs	282,008	—
Unissued common stock for services	—	14,147
Former Rexahn warrants	58,597	63,734

Index
Notes to Condensed Financial Statements

11.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2023 and 2022 was zero percent. As of June 30, 2023, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2019 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

12.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended June 30, 2023 and 2022, the Company contributed $22,000 and $20,000 to the 401K Plan, respectively. During the six months ended June 30, 2023 and 2022, the Company contributed $56,000 and $45,000 to the 401K Plan, respectively.

13.	Subsequent Events

On August 10, 2023, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”).  The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which the Company agreed to register the resale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, the Company issued 246,792 shares of the Company’s common stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock.

Index

Ocuphire Pharma, Inc.
Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “we expect,” “we anticipate,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

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

APX3330

Our lead retinal product candidate, APX3330, is a first-in-class small-molecule inhibitor of Ref-1 (reduction oxidation effector factor-1 protein). Ref-1 is a regulator of transcriptor factors such as HIF-1α and NF-kB. Inhibiting REF-1 reduces levels of vascular endothelial growth factor (VEGF) and inflammatory cytokines which are known to play key roles in ocular angiogenesis and inflammation. Through inhibition of Ref-1, APX3330 normalizes the levels of VEGF to physiologic levels, unlike biologics that abolish the VEGF levels required for normal function. APX3330 is an oral tablet administered twice per day for the treatment of diabetic retinopathy (“DR”) and diabetic macular edema (“DME”).

DR affects approximately 10 million people with diabetes and is projected to impact 14.6 million Americans by 2050. DR is classified as Non-Proliferative Diabetic Retinopathy (“NPDR”), the early stage of the disease in which symptoms may be mild or nonexistent or Proliferative Diabetic Retinopathy (“PDR”) which is the more advanced stage of diabetic eye disease that can be highly symptomatic with loss of vision. Approximately 80% of the DR patients have NPDR that will progress to PDR if left untreated. Despite the risk for visual loss associated with this disease, over 90% of NPDR patients currently receive no course of treatment apart from observation by their eye care specialist until they develop sight-threatening complications. This is due to the burdensome and frequent eye injections currently required with currently approved therapies for this disease. APX3330 as an oral tablet has the potential to be an early, non-invasive treatment for the 8 million NPDR patients in the US.

In January 2023, we reported top-line efficacy and safety results from the ZETA-1 Phase 2 trial conducted in 103 subjects (51 treated with 600 mg daily dose of APX3330) in DR, including moderately severe non-proliferative DR (“NPDR”) and mild proliferative DR (“PDR”), as well as patients with DME without loss of central vision. Although administration of APX3330 daily did not meet the study’s primary endpoint of % of patients with a ≥ 2-step improvement in Early Treatment of Diabetic Retinopathy Study (“ETDRS”) diabetic retinopathy severity scale (“DRSS”) in the study eye at week 24 compared to placebo, statistical significance was achieved on a key pre-specified secondary endpoint of preventing clinically meaningful progression of diabetic retinopathy (defined by binocular 3 or more steps worsening on the DRSS scale, calculated as the sum of the change in DRSS in the study eye and fellow eye) after 24 weeks of treatment. Given the systemic delivery of APX3330, an endpoint that evaluates the effects on both eyes is a potential FDA registration endpoint for future trials. The binocular ≥3-step worsening in DRSS endpoint will be confirmed at an End-of-Phase 2 (“EOP2”) meeting with the FDA in the fourth quarter of 2023.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Prior to Ocuphire in-licensing the APX3330 product candidate, it had been studied by other sponsors in a total of 11 clinical trials (6 Phase 1 and 5 Phase 2) in a total of over 420 healthy volunteers or patients (with over 340 APX3330-treated) for inflammatory (hepatic) and oncology indications, and had demonstrated evidence of target engagement, consistent pharmacokinetics, durability, and favorable safety and tolerability. Treatment-related adverse events were uncommon, and most were mild in severity. No clinically significant changes were observed in liver, kidney, or heart function. There were no treatment-related effects on hematologic or blood chemistry evaluations. APX3330 demonstrated favorable safety and tolerability in the ZETA-1 trial, consistent with the safety data from the prior 11 clinical trials.

We also in-licensed APX2009 and APX2014, which are second-generation analogs of APX3330. The unique dual mechanism of action of these Ref-1 inhibitors of reducing angiogenesis and inflammation could potentially be beneficial in treating other retinal diseases such as age-related macular degeneration (“AMD”), and geographic atrophy (“GA”). We are currently evaluating local delivery routes in addition to the systemic (oral) route as part of its pipeline expansion in retinal therapies.

Nyxol

In November 2022, we entered into a license and collaboration agreement (the “Nyxol License Agreement”) with FamyGen Life Sciences, Inc. (acquired by Viatris, Inc. (“Viatris”) in January 2023) pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize our refractive product candidate phentolamine ophthalmic solution 0.75% (Nyxol® Eye Drops or “Nyxol”) for treating (a) reversal of mydriasis, (b) night vision disturbances or dim light vision, and (c) presbyopia, and (ii) Nyxol and low dose pilocarpine for treating presbyopia (together, the “Nyxol Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”).

Under the terms of the Nyxol License Agreement, Ocuphire in partnership with Viatris, will develop the Nyxol Products in the United States. Viatris will reimburse us for budgeted costs related to the development of the Nyxol Products through FDA approval.  Viatris will be responsible for developing the Nyxol Products in countries and jurisdictions in the Viatris Territory outside of the United States.

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

We submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in November 2022 under the 505(b)(2) pathway for Nyxol for RM with a Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2023. Upon approval of Nyxol for RM, as per the Nyxol License Agreement, we will receive a $10 million milestone payment.

We reported positive topline data from multiple late-stage clinical trials for Nyxol in RM, presbyopia and DLD. We reported positive top-line data from Phase 3 trials in RM: MIRA-2 in March 2021, MIRA-3 in March 2022 and MIRA-4 in April 2022. We also reported positive top-line data from a Phase 2 trial of Nyxol for treatment of presbyopia, both as monotherapy and with low-dose pilocarpine (pilocarpine hydrochloride ophthalmic solution 0.4%, “LDP”) as adjunctive therapy (VEGA-1). We reported top-line data from a Phase 3 trial in DLD in May 2022 (LYNX-1). Funded by our partner, Vitaris, the first phase 3 registration trial of Nyxol for the treatment of presbyopia (VEGA-2), as monotherapy and with LDP as adjunctive therapy, was started in late December 2022, and topline results from this trial are expected in Q4 2023. Also funded by our partner Viatris, registration trials are planned for presbyopia and DLD as well as a supportive long-term safety trial for chronic use of Nyxol in refractive indications.

Strategic Outlook

We will continue to explore opportunities to acquire additional ophthalmic assets, expand current pipeline to other retinal indications with APX3330, APX2009 and APX2014, and to seek strategic partners for late-stage development, regulatory preparation and commercialization of APX3330 in key global markets. To date, our primary activities have been conducting research and development activities, planning clinical trials, performing business and financial planning, recruiting personnel and raising capital. We do not have any products approved for sale, and we do not expect to consistently generate significant revenues, other than license and collaborations revenue, until, and unless, the FDA or other regulatory authorities approve and we successfully commercialize APX3330. Until such time, if ever, as we can consistently generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as through collaborations, strategic alliances and licensing arrangements.

Through June 30, 2023, we have funded our operations primarily through equity financings that totaled $54.1 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Merger”) with Rexahn Pharmaceuticals, Inc. (“Rexahn”) and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds net cash. In addition, we have received a one-time non-refundable licensee fee payment of $35.0 million in the fourth quarter of 2022 and reimbursement for costs related to development in connection with the Nyxol License Agreement.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Our net loss was $10.8 million for the six months ended June 30, 2023 as compared to a net loss of $11.5  million for the six months ended June 30, 2022. As of June 30, 2023, we had an accumulated deficit of $82.2 million. Furthermore, we anticipate that our expenses will increase as we:

•	continue clinical trials for APX3330, Nyxol and for any other product candidate in our future pipeline;
•	continue preclinical studies for APX3330, APX2009 and APX2014, Nyxol and for any other product candidate in our future pipeline;
•	develop additional product candidates that we identify, in-license or acquire;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	contract to manufacture our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts;
•	continue to operate as a public company; and
•	establish on our own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

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

Recent Developments

Clinical Milestones

APX3330

In January 2023, we announced topline efficacy and safety results from ZETA-1, a Phase 2b trial of APX3330 in diabetic retinopathy patients. In ZETA-1, APX3330 demonstrated statistical significance on a key pre-specified endpoint, binocular DRSS worsening, which is a potential registration endpoint for DR and demonstrated favorable safety and tolerability.

Nyxol

In January 2023, we announced the initiation of the VEGA-2 Phase 3 pivotal trial, the first of two Phase 3 registration trials intended to support a presbyopia indication for Nyxol alone and Nyxol with LDP. The study has completed enrollment period and topline results from this trial are expected in Q4 2023. Funded by our partner Viatris, registration trials are planned for presbyopia and DLD, as well as a supportive long-term safety trial for chronic use of Nyxol in refractive indications.

Regulatory Update

In January 2023, we announced that the FDA has accepted for review the NDA for Nyxol for the treatment of pharmacologically-induced mydriasis (RM). The FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of September 28, 2023. If approved for RM by the FDA, Viatris would owe Ocuphire a $10 million milestone payment under the Nyxol License Agreement.

In July 2023, we announced the confirmation of the End-of-Phase 2 meeting with the FDA for APX3330 in Q4 2023.

CEO Transition

On April 19, 2023, the Company terminated the employment of Mina Sooch, the former President and Chief Executive Officer of the Company, and appointed Richard Rodgers as the Company’s interim President and Chief Executive Officer. On June 8, 2023, the Company entered into a Separation and Release Agreement with Ms. Sooch.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

On August 10, 2023, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Ocuphire has the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of our common stock, par value $0.0001 (the “Common Stock”), from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, Ocuphire also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to register the resale of the shares of our Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 246,792 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of our Common Stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our Common Stock.

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to the effects of the conflict between Russia and Ukraine, disruptions in the banking system and financial markets, lingering COVID-19 pandemic, increased inflation and increased interest rates. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Other Income (Expense), net

Other income (expense), net reflected in this line item includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur. In addition, other income (expense), net also includes payments when made by us in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) with former Rexahn shareholders.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance has been provided on the net deferred tax assets as of June 30, 2023 and December 31, 2022.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	June 30,
	2023	2022	Change

License and collaborations revenue	$3,674	$—	$3,674

Operating expenses:
General and administrative	4,340	1,776	2,564
Research and development	4,723	3,162	1,561
Total operating expenses	9,063	4,938	4,125
Loss from operations	(5,389)	(4,938)	(451)
Interest expense	—	(4)	4
Other income, net	428	15	413
Loss before income taxes	(4,961)	(4,927)	(34)
Provision for income taxes	—	—	—
Net loss	$(4,961)	$(4,927)	$(34)

License and Collaborations Revenue

License and collaborations revenue was $3.7 million for the three months ended June 30, 2023. There was no license and collaborations revenue during the three months ended June 30, 2022. Revenue during the second quarter of 2023 was derived from the reimbursement of research and development services under the Nyxol License Agreement.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $4.3 million compared to $1.8 million for the three months ended June 30, 2022. The increase period over period of $2.6 million was primarily attributable to severance costs associated with the departure of our former Chief Executive Officer in the amount of $1.2 million, stock-based compensation of $0.9 million, professional services of $0.1 million, legal support of $0.1 million and personnel related and other costs of $0.3 million on a net basis. General and administrative expenses included $1.2 million and $0.3 million in stock-based compensation expense during the three months ended June 30, 2023 and 2022, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2023	2022	Change

External costs:
Nyxol	$3,366	$1,786	$1,580
APX 3330:	767	858	(91)
Unallocated	180	136	44
Total external cost	4,313	2,780	1,533
Internal costs:
Employee related expenses	401	371	30
Facilities, supplies and other	9	11	(2)
Total internal costs	410	382	28
Total research and development expenses	$4,723	$3,162	$1,561

Research and development expenses for the three months ended June 30, 2023 were $4.7 million compared to $3.2 million for the three months ended June 30, 2022. The $1.6 million increase was primarily attributable to increased clinical costs of $1.4 million for the Nyxol VEGA-2 trial offset by decreased clinical costs for prior Nyxol trials and the APX3330 ZETA-1 trial period over period as well as increased consulting and other costs of $0.2 million on a net basis during the current three month period. Pursuant to the Nyxol License Agreement, our budgeted research and development expenses related to the development of Nyxol are fully reimbursed by Viatris. Research and development expenses also included $0.3 million and $0.2 million in stock-based compensation expense during the three months ended June 30, 2023 and 2022, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2022 of $4,000 was comprised of interest on principal related to a short-term loan (related to financing an insurance policy). There was no interest expense during the current three month period.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Other Income, net

During the three months ended June 30, 2023, Ocuphire had other income, net of $0.4 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

During the three months ended June 30, 2022, Ocuphire had other income, net of $15,000 which consisted of interest income related to cash and cash equivalents of $22,000 and realized currency gains of $2,000, offset in part by unrealized losses from our short-term investments of $9,000.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2023	2022	Change

License and collaborations revenue	$5,423	$—	$5,423

Operating expenses:
General and administrative	6,625	3,512	3,113
Research and development	10,318	7,934	2,384
Total operating expenses	16,943	11,446	5,497
Loss from operations	(11,520)	(11,446)	(74)
Interest expense	—	(9)	9
Other income (expense), net	768	(67)	835
Loss before income taxes	(10,752)	(11,522)	770
Provision for income taxes	—	—	—
Net loss	$(10,752)	$(11,522)	$770

License and Collaborations Revenue

License and collaborations revenue was $5.4 million for the six months ended June 30, 2023.  There was no license and collaboration revenue during the six months ended June 30, 2022. Revenue during the six month period in 2023 was derived primarily from the reimbursement of research and development services under the Nyxol License Agreement.

General and Administrative

General and administrative expenses for the six months ended June 30, 2023 were $6.6 million compared to $3.5 million for the six months ended June 30, 2022. The increase period over period of $3.1 million was primarily attributable to severance costs associated with the departure of our former Chief Executive Officer of $1.2 million, stock-based compensation of $1.1 million, professional services of $0.2 million, legal support of $0.2 million, business development activities of $0.1 million and personnel related and other costs of $0.3 million on a net basis. General and administrative expenses totaled $1,634,000 and $571,000 in stock-based compensation expense during the six months ended June 30, 2023 and 2022, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2023	2022	Change

External costs:
Nyxol	$7,167	$4,880	$2,287
APX 3330:	1,653	1,938	(285)
Unallocated	378	273	105
Total external cost	9,198	7,091	2,107
Internal costs:
Employee related expenses	1,108	775	333
Facilities, supplies and other	12	68	(56)
Total internal costs	1,120	843	277
Total research and development expenses	$10,318	$7,934	$2,384

Index

Ocuphire Pharma, Inc.
Form 10-Q
Research and development expenses for the six months ended June 30, 2023 were $10.3 million compared to $7.9 million for the six months ended June 30, 2022. The $2.4 million increase was primarily attributable to increased clinical costs of $1.2 million for the Nyxol VEGA-2 trial offset by decreased clinical costs for prior Nyxol trials and the APX3330 ZETA-1 trial and increased manufacturing activities of $0.4 million for APX3330 period over period. Additionally, higher payroll and consulting costs of $0.5 million and other operating expenses of $0.3 million, on net basis, contributed to the expense increase during the current six month period. Pursuant to the Nyxol License Agreement, our budgeted research and development expenses related to the development of Nyxol are fully reimbursed by Viatris. Research and development expenses also included $0.6 million and $0.3 million in stock-based compensation expense during the six months ended June 30, 2023 and 2022, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2022 of $9,000 was comprised of interest on principal related to a short-term loan (related to financing an insurance policy). There was no interest expense during the current six month period.

Other Income (Expense), net

During the six months ended June 30, 2023, Ocuphire had other income (expense), net of $0.8 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

During the six months ended June 30, 2022, Ocuphire had other expense, net of $67,000 stemming principally from net unrealized losses from our short-term investments of $93,000, offset in part by interest income of $24,000 related to cash and cash equivalents on hand and realized currency gains of $2,000.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $40.0 million. We believe that our cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of June 30, 2023, our cash and cash equivalents on-hand were held at two large financial institutions.

Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of $54.1 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes (the “Ocuphire Convertible Notes”). In addition, during the fourth quarter of 2022, we received a one-time non-refundable cash payment of $35.0 million and recently received reimbursement for costs related to development in connection with the Nyxol License Agreement.

At-The-Market Program

On February 4, 2021, we filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in our sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, we entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million (the “ATM”). A total of 4,627,870 shares of common stock were sold under the ATM for net proceeds through June 30, 2023 in the amount of $17.3 million. No shares of common stock were sold under the ATM during the fourth quarter of 2022 or during the first two quarters of 2023.

Registered Direct Offering

On June 4, 2021, we entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021, sold an aggregate of 3,076,923 shares of our common stock and warrants to purchase 1,538,461 shares of our common stock (the “RDO Warrants”) at an offering price of $4.875 per share and 0.50 RDO Warrants, for gross proceeds of $15.0 million, before deducting AGP’s fees and related offering expenses in the amount of $1.1 million. The purchase agreement contains customary representations, warranties and agreements by Ocuphire, customary conditions to closing, indemnification obligations of Ocuphire, other obligations of the parties and termination provisions.

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of June 30, 2023, 1,538,461 RDO Warrants were still outstanding. The offering of the securities was made pursuant to our effective shelf registration statement on Form S-3.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of June 30, 2023, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). The Series B Warrants were initially exercisable for 665,836 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of June 30, 2023, none of the Series B Warrants remained outstanding.

At issuance, the Series B Warrants contained certain provisions that could have resulted in the issuance of additional Series B Warrants depending on the dollar volume-weighted average prices of a share of Common Stock during a 45-trading day reset period. Pursuant to the terms of the Waiver Agreements, those provisions were no longer in effect.

Ocuphire Convertible Notes

From May 2018 through March 2020, we issued the Ocuphire Convertible Notes for aggregate gross proceeds of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire Convertible Notes. The final closing of the Ocuphire Convertible Notes occurred on March 10, 2020. The Ocuphire Convertible Notes had an interest rate of 8% per annum. On November 4, 2020, all of Ocuphire’s outstanding notes were converted into 977,128 shares of Ocuphire common stock in connection with the completion of the Merger.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2023	2022

Net cash used in operating activities	$(2,657)	$(9,979)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	—	2,470
Net decrease in cash and cash equivalents	$(2,657)	$(7,509)

Cash Flow from Operating Activities

For the six months ended June 30, 2023, cash used in operating activities of $2.7 million was attributable to a net loss of $10.8 million, partially offset by $2.2 million in non-cash operating expenses and a net change cash source of $5.8 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $2.2 million and unrealized loss on short-term investments of $27,000. The change in operating assets and liabilities was primarily attributable to an increase in Ocuphire’s accounts payable and accrued expenses, and by decreases in our accounts receivable, contract assets, unbilled receivables and prepaid expenses, all associated with  Ocuphire’s operating expenses under the normal course of business.

For the six months ended June 30, 2022, cash used in operating activities of $10.0 million was attributable to a net loss of $11.5 million, partially offset by $1.0 million in non-cash operating expenses, and a net change of approximately $0.6 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $0.9 million and unrealized loss on short-term investments of $0.1 million. The change in operating assets and liabilities was primarily attributable to a net cash source of $0.6 million attributed to a net decrease in our prepaid expenses associated with the fluctuations of Ocuphire’s operating expenses and timing of payments.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $2.5 million that consisted principally of proceeds received from the 2021 ATM net of issuance costs in the amount of $3.0 million, offset in part by payments made on the short-term loan of $0.5 million. There were no sources or uses from financing activities during the six month period ending June 30, 2023.

 Liquidity and Capital Resource Requirements

As of June 30, 2023, we had cash and cash equivalents of $40.0 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million and reimbursement and expected reimbursement of expenses earned under the Nyxol License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Nyxol License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreements with Viatris, BioSense, Processa, or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

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

In addition, on August 10, 2023, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that we have the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of our common stock, from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. We intend to file a prospectus supplement to our Registration Statement (File No. 333-252715) on August 11, 2023 with the Commission. Per the terms of the Purchase Agreement, we will be unable to sell shares of our common stock to Lincoln Park if the sale price falls below $0.25 per share. Therefore, there is no assurance that we will have full access to the facility during the term of the Purchase Agreement.

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

 Apexian Sublicense Agreement

On January 21, 2020, we entered into the Apexian Sublicense Agreement, pursuant to which we obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which we intend to develop as an oral tablet therapeutic to treat NPDR.  The unique, dual mechanism of action of Ref-1 inhibitors (e.g., APX3330, APX2009 and APX2014) of reducing angiogenesis and inflammation could potentially be beneficial in treating other retinal diseases such as AMD, and  GA. Ocuphire is currently evaluating local delivery routes in addition to the systemic (oral) route as part of its pipeline expansion into retina.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
 Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2024. Refer to Note 3 – Commitments and Contingencies included in “Part 1, Item 1 – Financial Statements” of this Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

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

 License and Collaborations Revenue

We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future, significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 9 — License and Collaboration Agreements included in “Part 1, Item 1 – Financial Statements” of this Report.

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

Income Tax Assets and Liabilities

A full valuation allowance has been provided on our net deferred tax assets given the uncertainty of future taxable income and other related factors impacting the realizability of our remaining net deferred tax assets. For additional information, see Note 12 — Income Taxes included in “Part II, Item 8 – Consolidated Financial Statements and Supplementary Data” in our Annual Report filed on Form 10-K for the year ended December 31, 2022, and see Note 11 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.

Contingencies

We are subject to numerous contingencies arising in the ordinary course of business, including obligations related to certain license agreements. For additional information, see Note 3 — Commitments and Contingencies included in “Part 1, Item 1 – Financial Statements” of this Report.

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.7	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

3.8	First Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2022).

3.9	Second Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2022).

3.10	Third Amendment to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2023).

10.1+
Interim President and CEO Consulting Letter Agreement by and between Ocuphire Pharma, Inc. and Richard Rodgers, dated April 20, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023).

10.2	Second Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2023).

10.3+	Separation and Release Agreement by and between Ocuphire Pharma, Inc. and Mina Sooch, dated June 8, 2023.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
*	Documents are furnished not filed.

Index

Ocuphire Pharma, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2023

Ocuphire Pharma, Inc.

By:	/s/ Richard J. Rodgers
Richard J. Rodgers
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Senior Vice President of Finance
(Principal Financial Officer)