Form 10-Q
period 2024-03-31
Ocuphire Pharma, Inc.
filed 2024-05-10
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of outstanding shares of the registrant’s common stock as of May 8, 2024 was 25,924,158.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$47,161	$50,501
Accounts receivable	1,924	926
Contract assets and unbilled receivables (Note 9)	1,194	1,407
Prepaids and other assets	1,560	1,099
Short-term investments	5	15
Total current assets	51,844	53,948
Property and equipment, net	—	—
Total assets	$51,844	$53,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,064	$2,153
Accrued expenses	3,649	1,815
Derivative liability	74	74
Total current liabilities	5,787	4,042
Total liabilities	5,787	4,042

Commitments and contingencies (Note 3 and Note 8)

Stockholders’ equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, par value $0.0001; 75,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 25,085,592 and 23,977,491 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	3	2
Additional paid-in capital	134,626	131,370
Accumulated deficit	(88,572)	(81,466)
Total stockholders’ equity	46,057	49,906
Total liabilities and stockholders’ equity	$51,844	$53,948

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
License and collaborations revenue	$1,711	$1,749

Operating expenses:
General and administrative	4,670	2,285
Research and development	4,749	5,595
Total operating expenses	9,419	7,880
Loss from operations	(7,708)	(6,131)
Fair value change in derivative liabilities	—	—
Other income, net	602	340
Loss before income taxes	(7,106)	(5,791)
Benefit (provision) for income taxes	—	—
Net loss	(7,106)	(5,791)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(7,106)	$(5,791)
Net loss per share:
Basic and diluted (Note 10)	$(0.29)	$(0.28)
Number of shares used in per share calculations:
Basic and diluted	24,520,475	20,939,607

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	20,861,315	$2	$117,717	$(71,480)	$46,239
Issuance costs	—	—	(2)	—	(2)
Stock–based compensation	68,646	—	804	—	804
Exercise of warrants	17,869	—	—	—	—
Net and comprehensive loss	—	—	—	(5,791)	(5,791)
Balance at March 31, 2023	20,947,830	$2	$118,519	$(77,271)	$41,250

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	23,977,491	$2	$131,370	$(81,466)	$49,906
Issuance of common stock in connection with the at-the-market program and purchase agreement	1,000,550	1	2,478	—	2,479
Issuance costs		—	(165)	—	(165)
Stock–based compensation	120,516	—	985	—	985
Share repurchases for the payment of employee taxes	(12,965)	—	(42)	—	(42)
Net and comprehensive loss	—	—	—	(7,106)	(7,106)
Balance at March 31, 2024	25,085,592	$3	$134,626	$(88,572)	$46,057

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(7,106)	$(5,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	985	804
Depreciation	—	1
Fair value change in derivative liabilities	—	—
Unrealized loss from short-term investments	10	27
Change in assets and liabilities:
Accounts receivable	(998)	(1,536)
Contract assets and unbilled receivables	213	1,085
Prepaid expenses and other assets	(461)	365
Accounts payable	(89)	1,152
Accrued expenses	1,730	247
Net cash used in operating activities	(5,716)	(3,646)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock in connection with the at-the-market program and purchase agreement	2,479	—
Issuance costs	(61)	—
Share repurchases for the payment of employee taxes	(42)	—
Net cash provided by financing activities	2,376	—
Net decrease in cash and cash equivalents	(3,340)	(3,646)
Cash and cash equivalents at beginning of period	50,501	42,634
Cash and cash equivalents at end of period	$47,161	$38,988
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Unpaid issuance costs	$104	$2

See accompanying notes.

Index
Notes to Condensed Financial Statements
1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (the “Company” or “Ocuphire”) is a clinical-stage biopharmaceutical company with one FDA-approved product currently marketed by Viatris, Inc. Headquartered in Farmington Hills, Michigan, the Company is focused on developing novel therapies for the treatment of unmet needs of patients with retinal and refractive eye disorders.

The Company’s lead retinal product candidate, APX3330, is a small-molecule inhibitor of Ref-1 (reduction oxidation effector factor-1 protein). Ref-1 is a regulator of transcription factors such as HIF-1α and NF-kB. Inhibiting Ref-1 reduces levels of vascular endothelial growth factor (“VEGF”) and inflammatory cytokines which are known to play key roles in ocular angiogenesis and inflammation. APX3330 is an oral tablet administered twice per day in development for the treatment of diabetic retinopathy (“DR”). A Phase 2 study in subjects with DR or diabetic macular edema was completed and results were reported in January 2023. An End-of-Phase 2 (“EOP2”) meeting with the U.S. Food and Drug Administration (the “FDA”) was held in October 2023 at which the Company obtained agreement on the registration endpoint supporting the advancement of APX3330 into future clinical trials. Ocuphire submitted a Special Protocol Assessment (“SPA”) to the FDA in February 2024 to seek agreement on the clinical trial protocol and statistical analysis plan.

The Company has also in-licensed APX2009 and APX2014, which are second-generation analogs of APX3330. The unique mechanism of action of this family of Ref-1 inhibitors of reducing angiogenesis and inflammation could potentially be beneficial in treating other retinal diseases such as age-related macular degeneration, geographic atrophy, and non-ophthalmic diseases.

In November 2022, the Company entered into a license and collaboration agreement (the “Viatris License Agreement”) with FamyGen Life Sciences, Inc. (“Famy”) (acquired by and now known as Viatris, Inc. (“Viatris”) in January 2023) pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (initially known as Nyxol) (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVITM in September 2023 and was launched commercially in April 2024. The VEGA-2 Phase 3 study in presbyopia achieved its primary endpoint. PS is currently in an additional Phase 3 clinical trial for presbyopia (age-related blurry near vision). On December 5, 2023, the Company received FDA Agreement Under Special Protocol Assessment for LYNX-2, a Phase 3 Trial of PS for the treatment of decreased Visual Acuity under dim (mesopic) light conditions following keratorefractive surgery. The first patient enrolled in LYNX-2 in April 2024.

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

The December 31, 2023 condensed balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2023.

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

As of March 31, 2024, the Company had $47.2 million in cash and cash equivalents.  The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these financial statements.

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

Index
Notes to Condensed Financial Statements
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Management follows approved policies established by its Board of Directors to reduce credit risk associated with the Company’s cash deposit and investment accounts. Pursuant to these policies, the Company limits its exposure through the kind, quality and concentration of its investments. The Company’s cash and cash equivalents are held or managed by two financial institutions in the United States. As of March 31, 2024, the Company had cash equivalents of $46.7 million that were not eligible for coverage by Federal Deposit Insurance Corporation. These balances are invested in funds whose assets consist almost entirely of securities issued by the U.S. Treasury or guaranteed by the U.S. government.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and records them on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets.  Subsequent changes in fair values are recorded in other income (expense), net on the statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through March 31, 2024.

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

Index
Notes to Condensed Financial Statements
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

Accounts Receivable and Allowances for Credit Losses

The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonable supportable forecasts. The Company estimates credit losses over the remaining expected life of an asset by, among other things, primarily using historical experience and current economic conditions that could affect the collectability of the balances in the future. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for credit losses has been recorded during the periods presented.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation costs, for personnel in functions not directly associated with research and development activities. Other significant costs include insurance coverage for directors and officers and other property and liability exposures, legal fees relating to intellectual property and corporate matters, professional fees for accounting and tax services, other services provided by business consultants, and legal settlements.

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

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur. In addition, this line item would include payments when made by the Company in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former Rexahn shareholders.

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

Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separation from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability from the host agreement.  The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value change of a separated embedded derivative at each reporting period in the statements of comprehensive loss under the fair value change in derivative liability line item. The Company determined that certain features under an equity line financing (See Note 6 — Stockholders’ Equity) collectively qualified as an embedded derivative. The derivative was accounted for separately from the underlying equity line financing agreement.

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

As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the derivative liability associated with the equity line financing facility (See Note 6 – Stockholders’ Equity) was based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term of the financing and market interest rates. The fair value of the warrant liabilities, while outstanding, were based on a Black-Scholes option model using Level 3 inputs. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2024 and 2023.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5	$5	$—	$—
Total assets at fair value	$5	$5	$—	$—
Liabilities:
Derivative liability	$74	$—	$—	$74
Total liabilities at fair value	$74	$—	$—	$74

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$15	$15	$—	$—
Total assets at fair value	$15	$15	$—	$—
Liabilities:
Derivative liability	$74	$—	$—	$74
Total liabilities at fair value	$74	$—	$—	$74

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Short-term investments
Balance as of beginning of period	$15	$49
Unrealized loss	(10)	(27)
Balance as of end of period	$5	$22

Index
Notes to Condensed Financial Statements

The following table provides a roll-forward of the derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Derivative liabilities
Balance as of beginning of period	$74	$—
Change in fair value of derivative liabilities	—	—
Balance as of end of period	$74	$—

Rexahn Warrants

The fair value of the warrant liabilities associated with the Rexahn Pharmaceuticals, Inc. (“Rexahn”) warrants was de minimis during the periods presented.  The last of the Rexahn warrants classified as liabilities expired in April 2023 unexercised.  See Note 2 – Merger for additional background.

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

On November 5, 2020, the Company completed the Merger transaction with Rexahn (the “Merger”). In connection with the Merger, the Company, Shareholder Representatives Services LLC, as representative of the Rexahn stockholders prior to the Merger, and Olde Monmouth Stock Transfer Co., Inc., as the rights agent, entered into the CVR Agreement.

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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. For the periods presented, no payments subject to the CVR Agreement were made.  In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

Index
Notes to Condensed Financial Statements
Former Rexahn Warrants

As of March 31, 2024, none of the Rexahn warrants classified as equity remained outstanding. The remaining warrants in the amount of 58,597 with an exercise price of $38.40 per share expired unexercised in January 2024.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 8 — Apexian Sublicense Agreement). As of March 31, 2024, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

Facility Leases

The Company has a short-term, non-cancellable facility lease (the “HQ Lease”) for its headquarters. The HQ Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent for the HQ Lease is approximately $3,000. The rent expense associated with the HQ Lease amounted to $9,000 during each of the three-month periods ended March 31, 2024 and 2023. The total remaining expected rental payments under the HQ Lease amount to $27,000 through its current expiration date of December 31, 2024.

Other

In the ordinary course of business, from time to time, the Company may be subject to a broad range of claims and legal proceedings that relate to contractual allegations, patent infringement and other claims. In addition, the Company from time to time may be potentially committed to reimburse third parties for costs incurred associated with business development related transactions upon the achievement of certain milestones. The Company establishes accruals when applicable for matters and commitments which it believes losses are probable and can be reasonably estimated. To date, no loss contingency for such matters and potential commitments have been recorded. Although it is not possible to predict with certainty the outcome of these matters or potential commitments, the Company is of the opinion that the ultimate resolution of these matters and potential commitments will not have a material effect on its results of operations or financial position.

4.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaids	$1,471	$997
Other	89	102
Total prepaids and other assets	$1,560	$1,099

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	March 31, 2024	December 31, 2023
Equipment	20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(25)	(25)
Property and equipment, net	$—	$—

Depreciation expense was zero and $1,000 during three months ended March 31, 2024 and 2023, respectively.

Index
Notes to Condensed Financial Statements
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll	$427	$753
Professional services	1,630	591
Research and development services and supplies	1,497	400
Other	95	71
Total	$3,649	$1,815

5.	Related Party Transactions

On April 8, 2022, Ocuphire entered into a consulting agreement (as amended, the “2022 Consulting Agreement”) with Jay Pepose, M.D., a director of the Company. The consulting agreement originally provided for $10,000 a month in cash payments and a stock option grant for 50,000 options, of which 25% vested on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months. The consulting agreement was amended on September 19, 2022 to provide for vesting acceleration for stock-based awards in the event of a change in control. The consulting agreement was also amended effective December 1, 2022 to increase the cash payment to $25,000 per month and amended effective January 1, 2024 to extend the expiration to March 31, 2024 and to increase the retainer for March 2024 to $49,000. See also Note 13 – Subsequent Events for a description of Dr. Pepose’s new consulting agreement.

The Company incurred related consulting expenses of $99,000 and $75,000 during the three months ended March 31, 2024 and 2023, respectively, in connection with related parties. As of March 31, 2024 and December 31, 2023, $99,000 and $25,000 of the related consulting expenses were unpaid, respectively.

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

In addition to the commitment shares referenced above, a total of 1,450,000 shares (150,000 shares during the three months ended March 31, 2024) of the Company’s common stock were sold under the Purchase Agreement for net proceeds through March 31, 2024 in the amount of $4.8 million ($0.3 million during the three months ended March 31, 2024). Lastly, the Company incurred issuance costs of $152,000, consisting of investor expense reimbursement and legal costs, through March 31, 2024 with de minimis costs incurred during the three months ended March 31, 2024. No shares of the Company’s common stock were sold under the Purchase Agreement prior to the third quarter of 2023. See Note 13 – Subsequent Events.

Under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 50,000 shares of its common stock on such business day (or the purchase date) (a “Regular Purchase”), provided that the closing sale price of the Company’s common stock on Nasdaq on the applicable purchase date is not below $0.25 and subject to other adjustments. A Regular Purchase may be increased to up to (i) 60,000  shares if the closing sale price of the Company’s common stock on Nasdaq is not below $5.00 on the applicable purchase date and (ii) 70,000 shares if the closing sale price of the Company’s common stock on Nasdaq is not below $7.50 on the applicable purchase date. The Company may direct Lincoln Park to purchase shares in Regular Purchases as often as every business day. The purchase price per share for each such Regular Purchase will be equal to the lesser of:

•	the lowest sale price for the Company’s common stock on Nasdaq on the purchase date of such shares; and
•	the average of the three lowest closing sale prices for the Company’s common stock on Nasdaq during the ten consecutive business days prior to the purchase date of such shares.

In addition, the Company may also direct Lincoln Park, on any business day on which the Company has submitted a Regular Purchase notice for the maximum amount allowed for such Regular Purchase, to purchase an additional amount of the Company’s common stock (an “Accelerated Purchase”) of up to the lesser of:

Index
Notes to Condensed Financial Statements
•	three times the number of shares purchased pursuant to such Regular Purchase; and
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

The pricing and settlement provisions in the Purchase Agreement result in the recognition of a derivative liability accounted for on a fair value basis under the provisions of ASC 815 - Derivatives and Hedging. A Monte Carlo simulation model is used to estimate future stock pricing and purchase activity to determine the fair value of the derivative liability. As of March 31, 2024, the change in the derivative liability from December 31, 2023 was de minimis.  The fair value change in the derivative liability is recorded in the fair value change in derivative liabilities line item in the accompanying condensed statements of comprehensive loss during periods with valuation changes.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three months ended March 31, 2024, 850,550 shares of common stock were sold under the ATM for aggregate gross proceeds in the amount of $2.2 million, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $165,000.  There were no sales of common stock under the 2021 ATM during the three-month period ended March 31, 2023. See Note 13 – Subsequent Events.

Registered Direct Offering

On June 4, 2021, the Company entered into a placement agency agreement for a registered direct offering (“RDO”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold an aggregate of 3,076,923 shares of the Company’s common stock and warrants to purchase 1,538,461 shares of the Company’s common stock (the “RDO Warrants”) at an offering price of $4.875 per one share and per one-half of each RDO Warrant. The RDO was made pursuant to the Company’s 2021 shelf registration.

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of March 31, 2024, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise; provided that upon prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of March 31, 2024. The Series A Warrants were accounted for and classified as equity on the accompanying balance sheets.

Index
Notes to Condensed Financial Statements
Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). None of the Series B Warrants were outstanding as of March 31, 2024. During the three months ended March 31, 2023, the last of the Series B Warrants were exercised for 17,869 shares of common stock. The Series B Warrants were accounted for and classified as equity on the accompanying condensed balance sheets while outstanding.

7.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three-month periods indicated below (in thousands):

	March 31,
	2024	2023
General and administrative	$775	$468
Research and development	210	336
Total stock-based compensation	$985	$804

Ocuphire Stock Options

Inducement Plan

On February 22, 2021, the Company adopted the Ocuphire Pharma, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”), which was amended on November 1, 2023, pursuant to which the Company reserved 2,325,258 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

2020 Equity Incentive Plan

In November 2020, the stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. Under the 2020 Plan, the shares reserved automatically increase on January 1 of each year, for a period of not more than ten years from the date the 2020 Plan is approved by the stockholders of the Company, commencing on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 5% of the shares of common stock outstanding as of December 31st of the preceding calendar year. The 2020 Plan permits the grant of incentive and nonstatutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other stock-based awards. On January 1, 2024, 1,198,875 shares were added to the 2020 Plan as a result of its evergreen provision.

2018 Equity Incentive Plan

Prior to the 2020 Plan, the Company had adopted a 2018 Equity Incentive Plan (the “2018 Plan”) in April 2018 under which 1,175,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Upon the effective date of the 2020 Plan, no additional shares were available for issuance under the 2018 Plan.

Stock Options

During the three months ended March 31, 2024 and 2023, 762,080 and 665,383 options were granted to officers,  employees and consultants, respectively, generally vesting over a five (5) to forty-eight (48) month period. The Company recognized $447,000 and $500,000 in stock-based compensation expense related to stock options during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, 4,827,433  and 4,410,258  stock options were outstanding, respectively.

The weighted average fair value per share of options granted during the three months ended March 31, 2024 and 2023 was $2.16 and $2.75, respectively. The Company measures the fair value of stock options with service-based  vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have sufficient share trading history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the three months ended March 31, 2024 and 2023:

	2024	2023

Expected stock price volatility	97.5%	95.4%
Expected life of options (years)	6.1	6.1
Expected dividend yield	—%	—%
Risk free interest rate	4.1%	3.7%

During the three months ended March 31, 2024 and 2023, 164,555 and 246,068 stock options vested, respectively. The weighted average fair value per share of options vesting during the three months ended March 31, 2024 and 2023 was $2.82 and $2.44, respectively. During the three months ended March 31, 2024 and 2023, no stock options were exercised. During the three months ended March 31, 2024 and 2023, 344,905 and zero options were forfeited, respectively.

Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted an aggregate of 313,364 and 291,584 restricted stock units (“RSUs”), respectively, to certain officers and employees under the 2020 Plan. The weighted average grant date fair value of the RSUs granted during the three months ended March 31, 2024 and 2023 was $2.69 and $3.50 per unit, respectively. The RSUs vest over a four-year period with 25 percent vesting annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates. As of March 31, 2024 and December 31, 2023, 993,112 and 801,700 RSUs were outstanding, respectively.

During the three months ended March 31, 2024 and 2023, 39,282 and zero RSUs vested, respectively, and 82,670 and  no RSUs were forfeited during these periods, respectively. The total expense for the three months ended March 31, 2024 and 2023 related to the RSUs was $293,000 and $57,000, respectively.

Common Stock Issued for Services

The Company granted stock for services in the amount of 81,234 and 68,646 common shares during the three months ended March 31, 2024 and 2023, respectively, to four board members during these periods who elected to receive their board retainers in the form of stock for services. The stock-based compensation related to these services amounted to $245,000 and $247,000 during the three months ended March 31, 2024 and 2023, respectively.

General

As of March 31, 2024, 2,010,740 shares were available for future issuance under the 2020 Plan and Inducement Plan in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $7.3 million as of March 31, 2024. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.9 years.

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

Index
Notes to Condensed Financial Statements
None of the milestone or royalty payments were triggered or deemed probable as of March 31, 2024.

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

Under the terms of the Viatris License Agreement, the Company in partnership with Viatris, will develop the PS Products in the United States. Viatris will reimburse the Company for agreed-to budgeted costs related to the development of the PS Products through FDA approval, and then share costs above the agreed upon threshold amount. Viatris will be responsible for developing the PS Products in countries and jurisdictions in the Viatris Territory outside of the United States.

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

Recognition of Revenue

Revenue recognized under the Viatris License Agreement during each of the three months ended March 31, 2024 and 2023 was $1.7 million.

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

Index
Notes to Condensed Financial Statements
Sales Milestone and Royalty Payments

Sales milestones and royalties relate predominantly to a license of intellectual property granted to Viatris and are determined by sales or usage-based thresholds. The sales milestones and royalties are accounted for under the royalty recognition constraint and are accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and only recognize revenues for each once a sale of a licensed product (achievement of each) occurs.  Royalty payments in the amount of $3,000 were recognized related to the sale of RYZUMVI by Viatris in late March 2024.

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of March 31, 2024 and no revenue was recognized related to these milestones.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Contract Assets and Unbilled Receivables
Balance as of beginning of three-month period	$1,407	$3,552
Revenue recognized	1,711	1,749
Reclassification to accounts receivable related to costs billed under the Viatris License Agreement	(1,924)	(2,834)
Balance as of end of three-month period	$1,194	$2,467

The remaining amounts in contract assets and unbilled receivables as of March 31, 2024 attributed to the research and development services are expected to be settled during the second quarter of 2024.

BioSense License and Assignment Agreement

On March 10, 2020, prior to the Merger, Rexahn entered into an amendment to its collaboration and license agreement, (as amended, the “BioSense License and Assignment Agreement”) with BioSense to advance the development and commercialization of the Rexahn RX-3117 drug compound (“RX-3117”) for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “BioSense Territory”).

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of March 31, 2024, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

Processa will make future payments to the Company upon the achievement of certain development and regulatory milestones, which primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, Processa will pay the Company mid-single-digit percentage royalties based on annual sales under the license and will make one-time sales milestone payments based on the achievement during a calendar year of certain thresholds for annual sales. Processa is also required to give the Company 32% of any milestone payments received based on any sub-license agreement Processa may enter into with respect to the Processa License Agreement. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of March 31, 2024, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

Future payments received under the Processa License Agreement will be subject to the CVR Agreement described in Note 2 – Merger.

Index
Notes to Condensed Financial Statements

10.	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants,   stock options and RSUs outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and RSUs. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three-month periods ended presented below:

	March 31,
	2024	2023
Series A and RDO warrants	7,204,299	7,204,299
Stock options	4,827,433	3,601,427
RSUs	993,112	291,584
Former Rexahn warrants	—	60,713

11.	Income Taxes

The effective tax rate for the three months ended March 31, 2024 and 2023 was zero percent. As of March 31, 2024, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2020 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

12.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended March 31, 2024 and 2023, the Company contributed $58,000 and $34,000 to the 401K Plan, respectively.

13.	Subsequent Events

On April 11, 2024, the Company entered into a Consulting Agreement (the “2024 Consulting Agreement”), pursuant to which Dr. Pepose, a director of the Company, agreed to continue to serve as a consultant of the Company following the expiration of the 2022 Consulting Agreement. Pursuant to the 2024 Consulting Agreement, Dr. Pepose will be paid a monthly consulting fee of $39,583. Additionally, Dr. Pepose received an award of 32,000 RSUs, as well as stock options to purchase 48,000 shares of the Company’s common stock. The RSUs awarded under the 2024 Consulting Agreement will vest on April 11, 2025, subject to Dr. Pepose’s continued service over that period. The options granted under the 2024 Consulting Agreement will vest in 12 equal monthly installments beginning on May 11, 2024, subject to Dr. Pepose’s continued service over that period. The 2024 Consulting Agreement is scheduled to terminate on April 11, 2025.
Subsequent to March 31, 2024, 538,566 shares of common stock were sold under the ATM for gross proceeds through May 6, 2024 in the amount of $1.1 million, before deducting issuance expenses, including the placement agent’s fees and legal and accounting expenses, in the amount of $28,000.

Subsequent to March 31, 2024, a total of 250,000 shares of the Company’s common stock were sold under the Purchase Agreement for net proceeds through May 6, 2024 in the amount of $460,000.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Such statements include, but are not limited to, statements concerning the applications of Phentolamine Ophthalmic Solution 0.75%, formerly known as Nyxol (“PS”) in ophthalmology, the registration program for PS, the LYNX-2 Phase 3 registration study, the benefits, uses and side effects of PS treatment, ongoing discussions with the U.S. Federal Drug Administration (the “FDA”) regarding various of our drug products, and continued drug development under our agreement with Viatris. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements, including, without limitation:

•	The success and timing of regulatory submissions and pre-clinical and clinical trials, including enrollment and data readouts;
•	Regulatory requirements or developments;
•	Changes to or unanticipated events in connection with clinical trial designs and regulatory pathways;
•	Delays or difficulties in the enrollment of patients in clinical trials;
•	Substantial competition and rapid technological change;
•	Our development of sales and marketing infrastructure;
•	Future revenue losses and profitability;
•	Our relatively short operating history;
•	Changes in capital resource requirements;
•	Risks related to the inability of Ocuphire to obtain sufficient additional capital to continue to advance its product candidates and its preclinical programs;
•	Domestic and worldwide legislative, regulatory, political and economic developments;
•	Employee misconduct;
•	Changes in market opportunities and acceptance;
•	Reliance on third-parties;
•	Future, potential product liability and securities litigation;
•	System failures, unplanned events, or cyber incidents;
•	The substantial number of shares subject to potential issuance associated with our Equity Line of Credit arrangement with Lincoln Park Capital Fund, LLC;
•	Risks that our partnership with Viatris, or our other licensing arrangements, may not facilitate the commercialization or market acceptance of Ocuphire’s product candidates;
•	Future fluctuations in the market price of our common stock;
•	The success and timing of commercialization of any of Ocuphire’s product candidates; and
•	Obtaining and maintaining Ocuphire’s intellectual property rights.

We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapies for the treatment of unmet needs of patients with retinal and refractive eye disorders with one FDA-approved product currently marketed by Viatris, Inc.

Index
Ocuphire Pharma, Inc.
Form 10-Q
APX3330

Our lead retinal product candidate, APX3330, is a small-molecule inhibitor of Ref-1 (reduction oxidation effector factor-1 protein). Ref-1 is a regulator of transcription factors such as HIF-1α and NF-kB. Inhibiting Ref-1 has been shown to reduce levels of vascular endothelial growth factor (“VEGF”)  and inflammatory cytokines which are known to play key roles in ocular angiogenesis and inflammation. APX3330 is an oral tablet administered  twice per day in development for the treatment of diabetic retinopathy (“DR”).

DR affects approximately 10 million diabetics and is projected to impact over 14 million Americans by 2050. DR is classified as either Non-Proliferative Diabetic Retinopathy (“NPDR”), the early stage of the disease in which symptoms may be mild or non-existent, or Proliferative Diabetic Retinopathy (“PDR”), which is the more advanced stage of diabetic eye disease that can be highly symptomatic with loss of vision. Approximately 8 million DR patients have NPDR that may progress to PDR if left untreated. APX3330, as an oral tablet, has the potential to be an early, non-invasive treatment for the 8 million NPDR patients in the US.

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

RYZUMVI and Phentolamine Ophthalmic Solution 0.75% (PS)

In November 2022, we entered into a license and collaboration agreement (the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), as successor to FamyGen Life Sciences, Inc., pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize (i) our refractive product candidate Phentolamine Ophthalmic Solution 0.75%, formerly known as Nyxol (“PS”), for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVI in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI was commercialized by Viatris in April 2024.

Under the terms of the Viatris License Agreement, Ocuphire, in partnership with Viatris, will develop the PS Products in the United States. Viatris will reimburse us for budgeted costs related to the development of the PS Products through FDA approval. Viatris will be responsible for developing the PS Products in countries and jurisdictions in the Viatris Territory outside of the United States.

PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS can potentially be used across multiple indications such as treatment of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and decreased vision under mesopic (low) light conditions after keratorefractive surgery. PS has been studied in a total of 12 clinical trials (three of which were Phase 1 trials, five of which were Phase 2 trials, and four of which were Phase 3 trials) in a total of over 1100 study participants (with over 650 participants being treated with PS) and has demonstrated promising clinical data across the three targeted refractive indications.

We reported positive top-line data from multiple late-stage clinical trials for PS in reversal of pharmacologically induced mydriasis, presbyopia and dim light disturbances. The VEGA-2 Phase 3 study in presbyopia achieved its primary endpoint and Viatris, our development and commercial partner, is expected to continue Phase 3 development in the first half of 2024.  For decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment for LYNX-2, a Phase 3 Trial of PS. The first patient was enrolled in LYNX-2 in April 2024.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Strategic Outlook

We intend to continue to explore opportunities to acquire additional assets, expand current pipeline to other retinal indications with APX3330, APX2009 and APX2014, and to seek strategic partners for late-stage development, regulatory preparation and commercialization of APX3330 in key global markets. To date, our primary activities have been conducting research and development activities, performing business and financial planning, recruiting personnel and raising capital. We have only one product, RYZUMVI, approved for sale with commercialization launched in April 2024, that has started to generate royalties based on sales by Viatris. However, we do not expect to consistently generate significant revenues, other than license and collaborations revenue, unless and until the FDA or other regulatory authorities approve, and we successfully commercialize, APX3330 or PS for other indications. Until such time, if ever, as we can consistently generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as through collaborations, strategic alliances and licensing arrangements.

Through March 31, 2024, we have funded our operations primarily through equity financings that totaled $65.8 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Merger”)  with Rexahn Pharmaceuticals, Inc. (“Rexahn”) and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds net cash. In addition, we have received license fee and milestone payments of $45.0 million in the aggregate and reimbursement for costs related to development, all in connection with the Viatris License Agreement.

Our net loss was $7.1 million for the three months ended March 31, 2024 as compared to a net loss of $5.8 million for the three months ended March 31, 2023. As of March 31, 2024, we had an accumulated deficit of $88.6 million. Furthermore, we anticipate that our expenses will increase as we:

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

Our net loss will likely continue to fluctuate significantly from quarter to quarter and year to year, depending on the timing of our nonclinical studies, clinical trials, expenditures on other research and development activities (and reimbursement thereof), and from potential milestone payments received from and revenue earned under the Viatris License Agreement or any other license and collaboration agreements that we enter into, and potential payments that may become payable from time to time under the Apexian Sublicense Agreement.

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

Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of PS to date have been fully reimbursed by Viatris. However, all research and development costs, including those related to PS, are expensed as incurred, and costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project, and as the invoices are received from our external service providers. We adjust our accrual as actual costs become known. Research and development activities are central to our business model.

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

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur. In addition, other income, net also includes payments when made by us in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) with former Rexahn shareholders.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of March 31, 2024 and December 31, 2023 and given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change

License and collaborations revenue	$1,711	$1,749	$(38)

Operating expenses:
General and administrative	4,670	2,285	2,385
Research and development	4,749	5,595	(846)
Total operating expenses	9,419	7,880	1,539
Loss from operations	(7,708)	(6,131)	(1,577)
Fair value change in derivative liabilities	—	—	—
Other income, net	602	340	262
Loss before income taxes	(7,106)	(5,791)	(1,315)
Provision for income taxes	—	—	—
Net loss	$(7,106)	$(5,791)	$(1,315)

License and Collaborations Revenue

License and collaborations revenue was $1.7 million for each of the three months ended March 31, 2024 and 2023. Revenue during both quarterly periods was derived from the Viatris License Agreement largely from the reimbursement of research and development services. During the first quarter of 2024, we earned our first royalty payment in the amount of $3,000 stemming from the sale of RYZUMVI by Viatris in late March 2024.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $4.7 million compared to $2.3 million for the three months ended March 31, 2023. The increase period over period of $2.4 million was primarily attributable to an increase in payroll related costs of $0.6 million, stock-based compensation of $0.3 million, professional services of $0.1 million, corporate legal support of $0.6 million, legal fees associated with intellectual property of $0.5 million, business development activities of $0.2 million and general operating costs of $0.1 million on a net basis. General and administrative expenses included $0.8 million and $0.5 million in stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$1,065	$3,801	$(2,736)
APX 3330	2,663	886	1,777
Unallocated	67	198	(131)
Total external cost	3,795	4,885	(1,090)
Internal costs:
Employee related expenses	937	707	230
Facilities, supplies and other	17	3	14
Total internal costs	954	710	244
Total research and development expenses	$4,749	$5,595	$(846)

Research and development expenses for the three months ended March 31, 2024 were $4.7 million compared to $5.6 million for the three months ended March 31, 2023. The $0.8 million decrease was primarily attributable to lower clinical costs of $1.5 million, lower regulatory costs of $0.1 million and lower manufacturing expenses of $0.3 million attributed to an activity reduction in the PS VEGA-2 trial. The lower research and development costs in the current quarter when compared to the comparable prior year quarter were offset in part by an increase in toxicology costs of $0.9 million, higher payroll costs of $0.1 million, when factoring in stock-based compensation, and by an increase in general consulting costs of $0.1 million. Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of the PS Products have been fully reimbursed by Viatris to date. Research and development expenses included $0.2 million and $0.3 million in stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Fair value change in derivative liabilities

The fair value change in derivative liabilities attributed to the equity line financing, as described further below, was negligible for the three months ended March 31, 2024. This is attributed to the fluctuations in our common stock fair value and the number of potential shares of common stock issuable at the various discount tiers under the equity line financing. The equity line financing was not in effect during the three months ended March 31, 2023. Lastly, the fair value change of the warrant liabilities associated with the Rexahn warrants was also included in this line item for the three months ended March 31, 2023, but was de minimis. The last of the Rexahn warrants classified as liabilities expired in April 2023 unexercised.

Other Income, net

           During the three months ended March 31, 2024, Ocuphire had other income, net of $0.6 million related to interest income related to our cash and cash equivalents on-hand of $0.6 million.

During the three months ended March 31, 2023, Ocuphire had other income, net of $0.3 million related to interest income related to our cash and cash equivalents on-hand of $367,000, offset in part by net unrealized losses from our short-term investments of $27,000.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $47.2 million. We believe that our cash on hand as of March 31, 2024 will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of March 31, 2024, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at two large financial institutions.

Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of approximately $65.8 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes (the “Ocuphire Convertible Notes”). In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2022, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022, all in connection with the Viatris License Agreement.

Lincoln Park Purchase Agreement

On August 10, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 246,792 shares of the Company’s common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever in any direct or indirect short selling or hedging of our common stock. In addition to the commitment shares referenced above, a total of 1,450,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through March 31, 2024 in the amount of $4.8 million. No shares of common stock were sold under the Purchase Agreement prior to the third quarter of 2023.

At-The-Market Program

On January 10, 2024, we filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on January 23, 2024 under which the Company may offer and sell, from time to time in our sole discretion, securities having an aggregate offering price up to $175 million. On March 11, 2021, we entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million (the “ATM”). A total of 6,895,866 shares of common stock were sold under the ATM since its inception for gross proceeds through March 31, 2024 in the amount of $24.8 million.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q
The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of March 31, 2024, 1,538,461 RDO Warrants were still outstanding. The offering of the securities was made pursuant to our effective shelf registration statement on Form S-3.

Pre-Merger Financing

Securities Purchase Agreement

On June 17, 2020, Ocuphire, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by directors of Ocuphire, and one director of Rexahn, upon closing of the Merger (the “Pre-Merger Financing”). Pursuant to the Pre-Merger Financing, (i) Ocuphire issued and sold to the investors shares of common stock of Ocuphire (the “Initial Shares”), which converted pursuant to the exchange ratio in the Merger into an aggregate of 1,249,996 shares (the “Converted Initial Shares”) of common stock, (ii) Ocuphire deposited into escrow, for the benefit of the investors, additional shares of common stock of Ocuphire (the “Additional Shares”), which converted pursuant to the exchange ratio in the Merger into an aggregate of 3,749,992 shares of common stock (the “Converted Additional Shares”), which Converted Additional Shares were delivered (or became deliverable) to the investors on November 19, 2020, and (iii) we agreed to issue to each investor on the tenth trading day following the consummation of the Merger (x) Series A Warrants representing the right to acquire shares of common stock equal to the sum of (A) the Converted Initial Shares purchased by the investor, (B) the Converted Additional Shares delivered or deliverable to the investor, without giving effect to any limitation on delivery contained in the Securities Purchase Agreement and (C) the initial number of shares of common stock, if any, underlying the Series B Warrants issued to the investor and (y) additional warrants to purchase shares of common stock.

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

Pursuant to the Waiver Agreements, the number of shares underlying all of the Series B Warrants was fixed at 1,708,335 in the aggregate with respect to all Holders.

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of March 31, 2024, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). The Series B Warrants were initially exercisable for 665,836 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of March 31, 2024, none of the Series B Warrants remained outstanding.

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

Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(5,716)	$(3,646)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	2,376	—
Net decrease in cash and cash equivalents	$(3,340)	$(3,646)

Cash Flow from Operating Activities

For the three months ended March 31, 2024, cash used in operating activities of $5.7 million was attributable to a net loss of $7.1 million, partially offset by $1.0 million in non-cash operating expenses and a net change cash source of $0.4 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $1.0 million and unrealized loss on short-term investments of $10,000. The change in operating assets and liabilities was primarily attributable to an increase in Ocuphire’s accrued expenses and prepaid expenses, offset in part by an increase in our accounts receivable, attributed to fluctuations in Ocuphire’s operating expenses and collections under the normal course of business.

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

Cash Flow from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $2.4 million that consisted principally of proceeds received from the ATM and Purchase Agreement, net of issuance costs, in the amount of $0.2 million.

There were no financing activities during the three months ended March 31, 2023.

Liquidity and Capital Resource Requirements

As of March 31, 2024, we had cash and cash equivalents of $47.2 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million, a milestone payment of $10 million, reimbursement and expected reimbursement of expenses and royalties earned under the Viatris License Agreement and, to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreements with Viatris, BioSense, Processa, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained and commercialization begins for APX3330 or PS for indications other than RM. If we fail to complete the development of APX3330, PS or any other product candidate we may pursue in the future, in a timely manner, or fail to obtain regulatory approval for any of such product candidates, our ability to generate significant revenue would be compromised.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q
Other Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing research and development of APX3330, inclusive of any potential milestone and royalty obligations under our intellectual property licenses. See “Part I, Item 1— Business— Potential Clinical Plans for APX3330—PS Potential Clinical Plans—Future In-Licensing and Acquisition Opportunities—Manufacturing—Apexian Sublicense Agreement— Review and Approval of Drugs in the United States” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2024. Refer to Note 3 – Commitments and Contingencies included in Part 1, Item 1 – “Financial Statements” of this Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

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

 License and Collaborations Revenue

We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future, significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 9 — License and Collaboration Agreements included in Part 1, Item 1 – “Financial Statements” of this Report.

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

Index
Ocuphire Pharma, Inc.
Form 10-Q
Income Tax Assets and Liabilities

A full valuation allowance has been provided on our net deferred tax assets given the uncertainty of future taxable income and other related factors impacting the realizability of our remaining net deferred tax assets. For additional information, see Note 11 — Income Taxes included in “Part II, Item 8 – Financial Statements and Supplementary Data” in our Annual Report filed on Form 10-K for the year ended December 31, 2023, and see Note 11 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.

Contingencies

We are subject to numerous contingencies arising in the ordinary course of business, including obligations related to certain license agreements. For additional information, see Note 3 — Commitments and Contingencies included in “Part 1, Item 1 – Financial Statements” of this Report.

 Recent Accounting Pronouncements

Refer to Note 1— Company Description and Summary of Significant Accounting Policies to our condensed financial statements included in “Part 1, Item 1 – Financial Statements” in this Report for a discussion of recently issued accounting pronouncements.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

 From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to materially affect our business or financial results. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

Other than as set forth below, there have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.  You should carefully consider the risks and uncertainties described below and therein.

Index
Ocuphire Pharma, Inc.
Form 10-Q
Our strategy of focusing on the cash-pay utilization for future sales of RYZUMVI may limit our ability to increase sales or achieve profitability with this product.

With regard to the commercialization of RYZUMVI, our strategy is to focus on cash-pay utilization. This focus may limit the potential profitability of this product. We believe pursuing a non-insurance reimbursed product strategy in connection with RYZUMVI allows for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, companies offering products competitive to RYZUMVI may nonetheless try to compete on price, both directly through rebates, promotional programs, and coupons, as well as indirectly through product bundling and customer loyalty programs. In addition, we cannot predict how the market, including customers, doctors, patients, and governmental agencies, will react to this strategy. If RYZUMVI does not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of this arrangement and program (for example, in the form of non-coverage determinations, limitations on coverage, or unfavorable reimbursement with respect to our other products) or if any part of this arrangement is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows, and results of operations and could cause the market value of our common shares to decline. Our business, financial results, and future prospects will be materially harmed if we cannot generate sufficient consumer demand for RYZUMVI with this strategy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

Item 5.	Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6.	Exhibits

EXHIBIT

NUMBER	DESCRIPTION OF DOCUMENT

10.1**	Third Amendment to the Consulting Agreement, dated as of January 1, 2024, by and between the Company and Jay Pepose, M.D.

10.2+
Employment Agreement, dated as of February 13, 2024, by and between the Company and Nirav Jhaveri (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 16, 2024).

10.3+
First Amendment to Employment Agreement, dated as of February 16, 2024, by and between the Company and Nirav Jhaveri (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 16, 2024).

10.4
Consulting Agreement, dated as of April 11, 2024, by and between the Company and Jay Pepose, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2024).

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

*	Documents are furnished not filed.

**	Filed herewith.

Index
Ocuphire Pharma, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2024

Ocuphire Pharma, Inc.

By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nirav Jhaveri
Nirav Jhaveri
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Senior Vice President of Finance
(Principal Accounting Officer)