Form 10-Q
period 2024-06-30
Ocuphire Pharma, Inc.
filed 2024-08-13
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of August 9, 2024 was 26,198,444.

OCUPHIRE PHARMA, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$41,409	$50,501
Accounts receivable	1,358	926
Contract assets and unbilled receivables	948	1,407
Prepaids and other assets	1,114	1,099
Short-term investments	5	15
Total current assets	44,834	53,948
Property and equipment, net	—	—
Total assets	$44,834	$53,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$634	$2,153
Accrued expenses	3,490	1,815
Derivative liability	74	74
Total current liabilities	4,198	4,042
Total liabilities	4,198	4,042

Commitments and contingencies (Note 3 and Note 8)

Stockholders’ equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, par value $0.0001; 125,000,000 and 75,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 25,979,038 and 23,977,491 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	3	2
Additional paid-in capital	136,970	131,370
Accumulated deficit	(96,337)	(81,466)
Total stockholders’ equity	40,636	49,906
Total liabilities and stockholders’ equity	$44,834	$53,948

See accompanying notes.

Index

Ocuphire Pharma, Inc.
Condensed Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
License and collaborations revenue	$1,112	$3,674	$2,823	$5,423

Operating expenses:
General and administrative	3,354	4,340	8,024	6,625
Research and development	6,086	4,723	10,835	10,318
Total operating expenses	9,440	9,063	18,859	16,943
Loss from operations	(8,328)	(5,389)	(16,036)	(11,520)
Other income, net	563	428	1,165	768
Loss before income taxes	(7,765)	(4,961)	(14,871)	(10,752)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(7,765)	(4,961)	(14,871)	(10,752)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(7,765)	$(4,961)	$(14,871)	$(10,752)
Net loss per share:
Basic and diluted (Note 10)	$(0.30)	$(0.24)	$(0.59)	$(0.51)
Number of shares used in per share calculations:
Basic and diluted	25,827,265	20,959,807	25,175,596	20,949,763

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	20,861,315	$2	$117,717	$(71,480)	$46,239
Issuance costs	—	—	(2)	—	(2)
Stock-based compensation	68,646	—	804	—	804
Exercise of warrants	17,869	—	—	—	—
Net and comprehensive loss	—	—	—	(5,791)	(5,791)
Balance at March 31, 2023	20,947,830	2	118,519	(77,271)	41,250
Issuance costs	—	—	(7)	—	(7)
Stock-based compensation	37,954	—	1,422	—	1,422
Net and comprehensive loss	—	—	—	(4,961)	(4,961)
Balance at June 30, 2023	20,985,784	$2	$119,934	$(82,232)	$37,704

Balance at December 31, 2023	23,977,491	$2	$131,370	$(81,466)	$49,906
Issuance of common stock in connection with the at-the-market program and purchase agreement	1,000,550	1	2,478	—	2,479
Issuance costs	—	—	(165)	—	(165)
Stock–based compensation	120,516	—	985	—	985
Share repurchases for the payment of employee taxes	(12,965)	—	(42)	—	(42)
Net and comprehensive loss	—	—	—	(7,106)	(7,106)
Balance at March 31, 2024	25,085,592	3	134,626	(88,572)	46,057
Issuance of common stock in connection with the at-the-market program and purchase agreement	788,566	—	1,563	—	1,563
Issuance costs	—	—	(25)	—	(25)
Stock–based compensation	104,880	—	806	—	806
Net and comprehensive loss	—	—	—	(7,765)	(7,765)
Balance at June 30, 2024	25,979,038	$3	$136,970	$(96,337)	$40,636

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(14,871)	$(10,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,791	2,226
Depreciation	—	2
Unrealized loss from short-term investments	10	27
Change in assets and liabilities:
Accounts receivable	(432)	1,163
Contract assets and unbilled receivables	459	957
Prepaid and other assets	(15)	721
Accounts payable	(1,519)	1,254
Accrued and other liabilities	1,569	1,745
Net cash used in operating activities	(13,008)	(2,657)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock in connection with the at-the-market program and purchase agreement	4,041	—
Issuance costs	(83)	—
Share repurchases for the payment of employee taxes	(42)	—
Net cash provided by financing activities	3,916	—
Net decrease in cash and cash equivalents	(9,092)	(2,657)
Cash and cash equivalents at beginning of period	50,501	42,634
Cash and cash equivalents at end of period	$41,409	$39,977
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Unpaid issuance costs	$107	$9

See accompanying notes.

Index
Notes to Condensed Financial Statements
1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Ocuphire Pharma, Inc. (the “Company” or “Ocuphire”) is a clinical-stage biopharmaceutical company with one FDA-approved product currently marketed by Viatris, Inc. (“Viatris”), our development and commercial partner. Headquartered in Farmington Hills, Michigan, the Company is focused on developing novel therapies for the treatment of unmet needs of patients with retinal and refractive eye disorders.

The Company’s lead retinal product candidate, APX3330, is a small-molecule inhibitor of Ref-1 (reduction oxidation effector factor-1 protein). Ref-1 is a regulator of transcription factors such as HIF-1α and NF-kB. Inhibiting Ref-1 reduces levels of vascular endothelial growth factor (“VEGF”) and inflammatory cytokines which are known to play key roles in ocular angiogenesis and inflammation. APX3330 is an oral tablet intended to be administered twice per day in development for the treatment of diabetic retinopathy (“DR”). A Phase 2 study in subjects with DR or diabetic macular edema was completed and results were reported in January 2023. An End-of-Phase 2 (“EOP2”) meeting with the U.S. Food and Drug Administration (the “FDA”) was held in October 2023 at which the Company obtained agreement on the registration efficacy endpoint for APX3330 in future clinical trials. Ocuphire submitted a Special Protocol Assessment (“SPA”) to the FDA in February 2024 to seek agreement on the clinical trial protocol and statistical analysis plan. The company continues dialog with the FDA and will update the market upon conclusion of these discussions.
The Company has also in-licensed APX2009 and APX2014, which are second-generation analogs of APX3330. The unique mechanism of action of this family of Ref-1 inhibitors of reducing angiogenesis and inflammation could potentially be beneficial in treating other retinal diseases such as age-related macular degeneration, geographic atrophy, and non-ophthalmic diseases.

In November 2022, the Company entered into a license and collaboration agreement (the “Viatris License Agreement”) with FamyGen Life Sciences, Inc. (acquired by and now known as Viatris, Inc. (“Viatris”)), pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (initially known as Nyxol) (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment for pharmacologically induced mydriasis under the brand name RYZUMVITM in September 2023 and was launched commercially in April 2024. The Company reported positive top-line data from multiple late-stage clinical trials for PS in reversal of pharmacologically induced mydriasis, presbyopia and dim light disturbances. The VEGA-2 Phase 3 study in presbyopia achieved its primary endpoint. The VEGA-3 Phase 3 clinical trial evaluating PS for presbyopia (age-related blurry near vision) has begun recruiting. For decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment for LYNX-2, a Phase 3 Trial of PS. The first patient was enrolled in LYNX-2 in April 2024.

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

Index

Notes to Condensed Financial Statements
Liquidity

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception, the Company has devoted substantially all its efforts to drug development and conducting clinical trials.

As of June 30, 2024, the Company had $41.4 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these financial statements.

In the future, the Company may need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or pursue additional financing, may provide additional liquidity in the future; however, these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions taken to generate the liquidity ultimately required.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Management follows approved policies established by its Board of Directors to reduce credit risk associated with the Company’s cash deposit and investment accounts. Pursuant to these policies, the Company limits its exposure through the kind, quality and concentration of its investments. The Company’s cash and cash equivalents are held or managed by two financial institutions in the United States. As of June 30, 2024, the Company had cash equivalents of $40.9 million that were not eligible for coverage by Federal Deposit Insurance Corporation. These balances are invested in funds whose assets consist almost entirely of securities issued by the U.S. Treasury or guaranteed by the U.S. government.

Index

Notes to Condensed Financial Statements
Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and records them on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets. Subsequent changes in fair values are recorded in other income, net on the statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through June 30, 2024.

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

Index

Notes to Condensed Financial Statements
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

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur. In addition, this line item includes payments made by the Company in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former shareholders of Rexahn Pharmaceuticals, Inc. (“Rexahn”).

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

Notes to Condensed Financial Statements
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

As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the derivative liability associated with the equity line financing facility (See Note 6 – Stockholders’ Equity) was based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term of the financing and market interest rates. The fair value of the warrant liabilities, while outstanding, were based on a Black-Scholes option model using Level 3 inputs. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2024 and 2023.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of June 30, 2024
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

Index

Notes to Condensed Financial Statements
The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Short-term investments
Balance as of beginning of period	$15	$49
Unrealized loss	(10)	(27)
Balance as of end of period	$5	$22

The following table provides a roll-forward of the derivative liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance must be applied retrospectively to all prior periods presented. The Company adopted the guidance on January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Index

Notes to Condensed Financial Statements
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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of June 30, 2024, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021.  In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

Former Rexahn Warrants

As of June 30, 2024, none of the Rexahn warrants classified as equity remained outstanding. The remaining warrants in the amount of 58,597 with an exercise price of $38.40 per share expired unexercised in January 2024.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 8 — Apexian Sublicense Agreement). As of June 30, 2024, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

Index

Notes to Condensed Financial Statements
Facility Leases

The Company has a short-term, non-cancellable facility lease (the “HQ Lease”) for its headquarters. The HQ Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent for the HQ Lease is approximately $3,000. The rent expense associated with the HQ Lease amounted to $9,000 during each of the three-month periods ended June 30, 2024 and 2023, and $18,000 during each of the six-month periods ended June 30, 2024 and 2023. The total remaining expected rental payments under the HQ Lease amount to $18,000 through its current expiration date of December 31, 2024.

Other

In the ordinary course of business, from time to time, the Company may be subject to a broad range of claims and legal proceedings that relate to contractual allegations and patent infringement, employment and other claims. In addition, the Company from time to time may be potentially committed to reimburse third parties for costs incurred associated with business development related transactions upon the achievement of certain milestones. The Company establishes accruals when applicable for matters and commitments which it believes losses are probable and can be reasonably estimated. To date, no loss contingency for such matters and potential commitments have been recorded. Although it is not possible to predict with certainty the outcome of these matters or potential commitments, the Company is of the opinion that the ultimate resolution of these matters and potential commitments will not have a material effect on its results of operations or financial position.

4.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaids	$1,027	$997
Other	87	102
Total prepaids and other assets	$1,114	$1,099

Property and Equipment, net

Property and equipment held for use by category are presented in the following table (in thousands):

	June 30, 2024	December 31, 2023
Equipment	20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(25)	(25)
Property and equipment, net	$—	$—

Depreciation expense was $1,000 and $2,000 during three and six months ended June 30, 2023, respectively. There was no depreciation expense during both the three and six months ended June 30, 2024.

Index

Notes to Condensed Financial Statements
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll	$427	$753
Professional services	1,427	591
Research and development services and supplies	1,540	400
Other	96	71
Total	$3,490	$1,815

5.	Related Party Transactions

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

On April 19, 2023, Ocuphire appointed Richard Rodgers, a director of the Company, as interim President and Chief Executive Officer.  In connection with his appointment, Ocuphire and Mr. Rodgers entered into a letter agreement, dated as of April 20, 2023, concerning Mr. Rodgers’s services (the “Letter Agreement”). The Letter Agreement provided that Mr. Rodgers (i) was to receive a $40,000 monthly salary, and (ii) was eligible for a potential prorated bonus at the discretion of Ocuphire’s Board of Directors, at the end of his term as interim President and Chief Executive Officer. Pursuant to the bonus clause, a $100,000 bonus was expensed in December 2024 and paid on March 4, 2024. Mr. Rodgers also received 50,000 restricted stock units under the Company’s 2020 Equity Incentive Plan which vested 12 months following the grant date. The Company incurred no related consulting expenses during the six months ended June 30, 2024 and $95,000 of related consulting expenses during the three and six months ended June 30, 2023. As Mr. Rogers’s services as interim President and Chief Executive Officer concluded on October 31, 2023 with the appointment of George Magrath to the role, the Letter Agreement has expired, and the Company does not expect to incur further expenses related thereto.

Index

Notes to Condensed Financial Statements
On April 11, 2024, the Company entered into another consulting agreement (the “2024 Consulting Agreement”) with Dr. Pepose, pursuant to which Dr. Pepose agreed to continue to serve as a consultant of the Company following the expiration of the 2022 Consulting Agreement. Pursuant to the 2024 Consulting Agreement, Dr. Pepose is paid a monthly consulting fee of $39,583. Additionally, Dr. Pepose received an award of 32,000 RSUs, as well as stock options to purchase 48,000 shares of the Company’s common stock. The RSUs awarded under the 2024 Consulting Agreement will vest on April 11, 2025, subject to Dr. Pepose’s continued service over that period. The options granted under the 2024 Consulting Agreement vest in 12 equal monthly installments beginning on May 11, 2024, subject to Dr. Pepose’s continued service over such period. The 2024 Consulting Agreement is scheduled to terminate on April 11, 2025.

For the agreements with Dr. Pepose above, the Company incurred related consulting expenses of $119,000 and $218,000 during the three and six months ended June 30, 2024, respectively; the Company incurred related consulting expenses of $75,000 and $150,000 during the three and six months ended June 30, 2023, respectively; and, as of June 30, 2024 and December 31, 2023, $40,000 and $25,000 of the related consulting expenses were unpaid, respectively.

6.	Stockholders’ Equity

Amendment to Articles of Incorporation

At the Company’s 2024 annual meeting of stockholders held on June 11, 2024, the Company’s stockholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that resulted in an increase in the number of authorized shares of the Company’s common stock from 75 million to 125 million shares.  The increase in authorized shares became effective on June 12, 2024.

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

In addition to the commitment shares referenced above, a total of 250,000 shares and 400,000 shares were issued under the Purchase Agreement during the three and six months ended June 30, 2024, respectively, for net proceeds of $0.5 million and $0.7 million, respectively. The Company incurred de minimis issuance costs during the three and six months ended June 30, 2024. In addition to the initial commitment shares issued upon the execution of the Purchase Agreement of 246,792, a total of 1,700,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through June 30, 2024 in the amount of $5.2 million and with issuance costs in the aggregate of $1.4 million.  No shares of the Company’s common stock were sold under the Purchase Agreement prior to the third quarter of 2023.

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

Index

Notes to Condensed Financial Statements
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

The pricing and settlement provisions in the Purchase Agreement result in the recognition of a derivative liability accounted for on a fair value basis under the provisions of ASC 815 - Derivatives and Hedging. A Monte Carlo simulation model was used to estimate future stock pricing and purchase activity to determine the fair value of the derivative liability. As of June 30, 2024, the change in the derivative liability from December 31, 2023 was de minimis. The fair value change in the derivative liability is recorded in the fair value change in derivative liabilities line item in the accompanying condensed statements of comprehensive loss during periods with valuation changes.

At-The-Market Program

On February 4, 2021, Ocuphire filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, Ocuphire entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”). During the three and six months ended June 30, 2024, 538,566 and 1,389,116 shares of common stock were sold under the ATM, respectively, for aggregate gross proceeds in the amount of $1.1 million and $3.3 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $25,000 and $190,000, respectively. There were no sales of common stock under the 2021 ATM during the three and six-month periods ended June 30, 2023. A total of 7,434,432 shares of common stock were sold under the ATM since its inception for gross proceeds through June 30, 2024 in the amount of $26.0 million and with issuance costs in the aggregate of $0.9 million.  [See Note 13 – Subsequent Events.]

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of June 30, 2024, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of June 30, 2024. The Series A Warrants were accounted for and classified as equity on the accompanying balance sheets.

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). None of the Series B Warrants were outstanding as of June 30, 2024 or June 30, 2023. During the six months ended June 30, 2023, the last of the Series B Warrants were exercised for 17,869 shares of common stock. The Series B Warrants were accounted for and classified as equity on the accompanying condensed balance sheets while outstanding.

7.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three and six-month periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$526	$1,166	$1,301	$1,634
Research and development	280	256	490	592
Total stock-based compensation	$806	$1,422	$1,791	$2,226

Index

Notes to Condensed Financial Statements
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

2020 Equity Incentive Plan

In November 2020, the stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. Under the 2020 Plan, the shares reserved automatically increase on January 1 of each year, for a period of not more than ten years from the date the 2020 Plan is approved by the stockholders of the Company, commencing on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 5% of the shares of common stock outstanding as of December 31 of the preceding calendar year. The 2020 Plan permits the granting of incentive and nonstatutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other stock-based awards. On January 1, 2024, 1,198,875 shares were added to the 2020 Plan as a result of its evergreen provision.

2018 Equity Incentive Plan

Prior to the 2020 Plan, the Company had adopted a 2018 Equity Incentive Plan (the “2018 Plan”) in April 2018 under which 1,175,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Upon the effective date of the 2020 Plan, no additional shares were available for issuance under the 2018 Plan.

Stock Options

During the three and six months ended June 30, 2024, 259,086 and 1,021,166 stock options were granted, respectively, to directors, officers, employees and consultants, generally vesting over a one- to four-year period with monthly, quarterly and annual vesting tranches. During the three and six months ended June 30, 2023, 98,195 and 763,578 stock options were granted, respectively, to directors, officers, employees and consultants, generally vesting over a five- (5) to forty-eight (48) month period.

The Company recognized $510,000 and $1,186,000 in stock-based compensation expense related to stock options during the three months ended June 30, 2024 and 2023, respectively, and $957,000 and $1,686,000 during the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense during the three and six-month periods ended June 30, 2023 included a one-time charge of  $0.4 million attributed to the modification of stock options for Mina Sooch, the Company’s former Chief Executive Officer, with respect to their exercisability provisions.

There were no stock option exercises during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, 4,962,489 and 4,410,258 stock options were outstanding, respectively.

The weighted average fair value per share of options granted during the three and six months ended June 30, 2024 was $1.35 and $1.95, respectively. The weighted average fair value per share of options granted during the three and six months ended June 30, 2023 was $3.36 and $2.83, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have sufficient share trading history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected stock price volatility	98.3%	94.4%	97.7%	95.3%
Expected life of options (years)	5.5	5.8	5.9	6.1
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	4.4%	3.7%	4.2%	3.7%

During the three and six months ended June 30, 2024, 141,817 and 306,372 stock options vested, respectively. During the three and six months ended June 30, 2023, 374,757 and 620,824 stock options vested, respectively, inclusive of the vesting acceleration of stock options attributed to the departure of Mina Sooch,  the Company’s former Chief Executive Officer, in the amount of 145,418.

During the three and six months ended June 30, 2024, 124,030 and 468,935 options were forfeited, respectively. During the three and six months ended June 30, 2023, 254,966 options were forfeited, inclusive of the stock option forfeited in connection with the departure of Mina Sooch, the Company’s former Chief Executive Officer, in the amount of 249,633.

Restricted Stock Units

During the three and six months ended June 30, 2024, the Company granted an aggregate of 278,858 and 592,222 restricted stock units (“RSUs”), respectively, to the board of directors and certain officers, employees and consultants under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the three and six months ended June 30, 2024 was $1.73 and $2.24, respectively. The vesting period of the RSUs range from a one-year period to a four-year period during which 25 percent of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and six months ended June 30, 2023, the Company granted an aggregate of 124,880 and 416,464 RSUs, respectively, to the board of directors and certain officers and employees under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the three and six months ended June 30, 2023 was $5.09 and $3.98, respectively. The vesting period of the RSUs range from a one-year period to a four-year period during which 25 percent of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and six months ended June 30, 2024, 104,880 and 144,162 RSUs vested, respectively, and zero and 82,670 RSUs were forfeited during the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2023, 33,614 RSUs vested and 100,842 RSUs were forfeited, both attributed solely to the departure of Mina Sooch, the Company’s former Chief Executive Officer.

Index

Notes to Condensed Financial Statements
The total expense for the three and six months ended June 30, 2024 related to these RSUs was $296,000 and $589,000, respectively. The total expense for the three and six months ended June 30, 2023 related to these RSUs was $208,000 and $265,000, respectively.

Common Stock Issued for Services

The Company granted stock for services in the amount of 81,234 common shares during the six months ended June 30, 2024 to board members who elected to receive their board retainers in the form of stock for services with a grant date fair value of $3.01 per share.

The Company granted stock for services in the amount of 4,340 and 72,986 common shares during the three and six months ended June 30, 2023, respectively, to board members who elected to receive their board retainers in the form of stock for services with a grant date fair value of $6.38 and $3.77 per share, respectively.

The stock-based compensation related to these services amounted to zero and $28,000 during the three months ended June 30, 2024 and 2023, respectively, and $245,000 and $275,000 during the six months ended June 30, 2024 and 2023, respectively.

General

As of June 30, 2024, 1,596,826 shares were available for future issuance under the 2020 Plan and Inducement Plan, in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $7.3 million as of June 30, 2024. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.75 years.

8.	Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement (as amended on June 4, 2020, the “Apexian Sublicense Agreement”) with Apexian, pursuant to which it obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which the Company may develop as an oral tablet therapeutic to treat diabetic retinopathy initially, and potentially later to treat diabetic macular edema, geographic atrophy and age-related macular degeneration. In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares of its common stock to Apexian and to certain affiliates of Apexian in calendar year 2020. As a result of the common stock issued pursuant to the Apexian Sublicense Agreement, Apexian is considered by Ocuphire to be a related party.

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

None of the milestone or royalty payments were triggered or deemed probable as of June 30, 2024.

Index

Notes to Condensed Financial Statements
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

Pursuant to the Viatris License Agreement, the Company received a one-time non-refundable cash payment of $35 million in November 2022 for the exclusive, perpetual, sub-licensable license to develop, manufacture, import, export and commercialize the PS Products in the Viatris Territory. In addition, with respect to the PS Products, the Company will be eligible to receive potential additional payments of up to $130 million in the aggregate upon achieving certain specified regulatory or net sales milestones, with the first milestone payment of $10 million already made following approval by the FDA of PS for reversal of mydriasis, which occurred during the third quarter of 2023. The Company will also receive tiered royalties, starting at low double-digit royalties up to low 20% royalties, based on the aggregate annual net sales of all PS Products in the United States, and will receive low double-digit royalties based on all annual net sales in the Viatris Territory outside of the United States. The royalty payments will continue on a country-by-country basis from the date of the first commercial sale of the first PS Product in a country of the Viatris Territory until December 31, 2040.

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

Index

Notes to Condensed Financial Statements
Recognition of Revenue

Revenue recognized under the Viatris License Agreement during the three and six months ended June 30, 2024 was $1.1 million and $2.8 million, respectively. Revenue recognized under the Viatris License Agreement during the three and six months ended June 30, 2023 was $3.7 million and $5.4 million, respectively.

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

Sales Milestone and Royalty Payments

Sales milestones and royalties relate predominantly to a license of intellectual property granted to Viatris and are determined by sales or usage-based thresholds. The sales milestones and royalties are accounted for under the royalty recognition constraint and are accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and only recognize revenues for each once a sale of a licensed product (achievement of each) occurs. Royalty payments in the amount of $19,000 and $22,000 were recognized related to the sale of RYZUMVI by Viatris during the three and six months ended June 30, 2024, respectively.

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of June 30, 2024 and no revenue was recognized related to these milestones.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Contract Assets and Unbilled Receivables
Balance as of beginning of six-month period	$1,407	$3,552
Revenue recognized	2,823	5,423
Reclassification to accounts receivable related to costs billed under the Viatris License Agreement	(3,282)	(6,380)
Balance as of end of six-month period	$948	$2,595

The remaining amounts in contract assets and unbilled receivables as of June 30, 2024 attributed to the research and development services are expected to be settled during the third quarter of 2024.

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

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of June 30, 2024, and as a result, no revenue related to the milestones was recognized as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

Index

Notes to Condensed Financial Statements
Payments received under the BioSense License and Assignment Agreement are subject to the CVR Agreement described in Note 2 – Merger.

Processa License Agreement

On June 16, 2021, the Company entered into a license agreement (the “Processa License Agreement”) with Processa Pharmaceuticals, Inc. (“Processa”), pursuant to which the Company agreed to grant Processa an exclusive license to develop, manufacture and commercialize RX-3117 globally, excluding the BioSense Territory.

Processa will make future payments to the Company upon the achievement of certain development and regulatory milestones, which primarily consist of dosing a patient in pivotal trials or having a drug indication approved by a regulatory authority in the United States or another country. In addition, Processa will pay the Company mid-single-digit percentage royalties based on annual sales under the license and will make one-time sales milestone payments based on the achievement during a calendar year of certain thresholds for annual sales. Processa is also required to give the Company 32% of any milestone payments received based on any sub-license agreement Processa may enter into with respect to the Processa License Agreement. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of June 30, 2024, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six-month periods presented below:

	June 30,
	2024	2023
Series A and RDO warrants	7,204,299	7,204,299
Stock options	4,962,489	3,444,656
RSUs	1,167,090	282,008
Former Rexahn warrants	—	58,597

11.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2024 and 2023 was zero percent. As of June 30, 2024, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2020 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

Index

Notes to Condensed Financial Statements
12.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended June 30, 2024 and 2023, the Company contributed $43,000 and $22,000 to the 401K Plan, respectively. During the six months ended June 30, 2024 and 2023, the Company contributed $101,000 and $56,000 to the 401K Plan, respectively.

13.	Subsequent Events

Subsequent to June 30, 2024, 219,406 shares of common stock were sold under the ATM for gross proceeds through August 7, 2024 in the amount of $.5 million, before deducting issuance expenses, including the placement agent’s fees and legal and accounting expenses, in the amount of $11,000.

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

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Such statements include, but are not limited to, statements concerning the applications of Phentolamine Ophthalmic Solution 0.75%, formerly known as Nyxol (“PS”) in ophthalmology, the registration program for and commercialization of PS, the LYNX-2 Phase 3 registration study, the LYNX-3 Phase 3 registration study, the contemplated Phase 2/3 registration study for APX3330, the upcoming VEGA-3 Phase 3 clinical trial, the benefits, uses and side effects of PS treatment, ongoing discussions with the U.S. Federal Drug Administration (the “FDA”) regarding various of our drug products, and continued drug development under our agreement with Viatris. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Overview

We are a clinical-stage biopharmaceutical company with one FDA-approved product currently marketed by Viatris, Inc., our development and commercial partner. We are focused on developing novel therapies for the treatment of unmet needs of patients with retinal and refractive eye disorders.

APX3330

Our lead retinal product candidate, APX3330, is a small-molecule inhibitor of Ref-1 (reduction oxidation effector factor-1 protein). Ref-1 is a regulator of transcription factors such as HIF-1α and NF-kB. Inhibiting Ref-1 has been shown to reduce levels of vascular endothelial growth factor (“VEGF”) and inflammatory cytokines which are known to play key roles in ocular angiogenesis and inflammation. APX3330 is an oral tablet intended to be administered  twice per day in development for the treatment of diabetic retinopathy (“DR”).

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

In January 2023, we reported top-line efficacy and safety results from the ZETA-1 Phase 2 trial conducted in 103 subjects (51 treated with 600 mg daily dose of APX3330) in DR, including moderately severe and severe NPDR and mild PDR, as well as patients with diabetic macular edema without loss of central vision. Although administration of APX3330 daily did not meet the study’s primary endpoint of percentage of patients with a ≥ 2-step improvement in Early Treatment of Diabetic Retinopathy Study (“ETDRS”) diabetic retinopathy severity scale (“DRSS”) in the study eye at week 24 compared to placebo, efficacy was seen on the ≥3-step worsening on a binocular DRSS Person Scale. Prevention or slowing of progression of DR to vision-threatening complication such as PDR is a clinically meaningful endpoint. APX3330 also demonstrated favorable safety and tolerability in diabetic patients. An End-of-Phase 2 (“EOP2”) meeting with the U.S. Food and Drug Administration (the “FDA”) was held in October 2023 at which we obtained agreement on the registration endpoint of ≥3-step worsening on a binocular DRSS Person Scale. APX3330 demonstrated favorable safety and tolerability in the ZETA-1 trial. Ocuphire submitted a Special Protocol Assessment (“SPA”) to the FDA in February 2024 to seek agreement on the clinical trial protocol and statistical analysis plan. The company continues dialog with the FDA and will update the market upon conclusion of these discussions.

We also in-licensed APX2009 and APX2014, which are second-generation analogs of APX3330. The unique mechanism of action of this family of Ref-1 inhibitors of reducing angiogenesis and inflammation could potentially be beneficial in treating other retinal diseases such as age-related macular degeneration, geographic atrophy, and non-ophthalmic diseases.

Index

Ocuphire Pharma, Inc.
Form 10-Q
RYZUMVI and Phentolamine Ophthalmic Solution 0.75% (PS)

In November 2022, we entered into a license and collaboration agreement (the “Viatris License Agreement”) with FamyGen Life Sciences, Inc. (acquired by and now known as Viatris, Inc. (“Viatris”)), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize (i) our refractive product candidate Phentolamine Ophthalmic Solution 0.75%, formerly known as Nyxol (“PS”), for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVI in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI was commercialized by Viatris in April 2024. RYZUMVI was evaluated in the comprehensive MIRA clinical trial program involving more than 600 subjects. The percentage of subjects with study eyes returning to ≤0.2 mm from baseline pupil diameter was statistically significantly greater (p<0.01) at all time points measured from 60 minutes through 24 hours in the Ryzumvi group compared with the placebo group across both of the MIRA-2 and MIRA-3 trials. The safety and efficacy of Ryzumvi have been established in pediatric patients aged 3 to 17 years as well as in adults, and no overall differences have been observed between pediatric and adult subjects.

Under the terms of the Viatris License Agreement, Ocuphire, in partnership with Viatris, is developing the PS Products in the United States. Viatris is required to reimburse us for budgeted costs related to the development of the PS Products through FDA approval. Viatris is responsible for developing the PS Products in countries and jurisdictions in the Viatris Territory outside of the United States.

PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS can potentially be used across multiple indications such as treatment of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and decreased vision under mesopic (low) light conditions after keratorefractive surgery. PS has been studied in a total of 12 clinical trials (three of which were Phase 1 trials, five of which were Phase 2 trials, and four of which were Phase 3 trials) in a total of over 1,100 study participants (with over 650 participants being treated with PS) and has demonstrated promising clinical data across the three targeted refractive indications.

We reported positive top-line data from multiple late-stage clinical trials for PS in reversal of pharmacologically induced mydriasis, presbyopia and dim light disturbances. The VEGA-2 Phase 3 study in presbyopia achieved its primary endpoint. The VEGA-3 Phase 3 clinical trial evaluating PS for presbyopia (age-related blurry near vision) has begun recruiting. For decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment for LYNX-2, a Phase 3 Trial of PS. The first patient was enrolled in LYNX-2 in April 2024. The Company is also planning an additional Phase 3 study for decreased vision under mesopic (low) light conditions following keratorefractive surgery, LYNX-3, in Q4 2024.

Strategic Outlook

We intend to continue to explore opportunities to acquire additional assets and expand the current pipeline to other retinal indications with APX3330, APX2009 and APX2014. To date, our primary activities have been conducting research and development activities, performing business and financial planning, recruiting personnel and raising capital. We have only one product, RYZUMVI, approved for sale that is generating royalties based on sales by Viatris, and we do not expect to consistently generate significant revenues, other than license and collaborations revenue, unless and until the FDA or other regulatory authorities approve, and we successfully commercialize, APX3330 or PS for other indications. Until such time, if ever, as we can consistently generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as through collaborations, strategic alliances and licensing arrangements.

Through June 30, 2024, we have funded our operations primarily through equity financings that totaled $67.3 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Merger”)  with Rexahn Pharmaceuticals, Inc. (“Rexahn”) and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds net cash. In addition, we have received license fee and milestone payments of $45.0 million in the aggregate and reimbursement for costs related to development, all in connection with the Viatris License Agreement.

Our net loss was $7.8 million and $14.9 million for the three and six months ended June 30, 2024, respectively, as compared to a net loss of $5.0 million and $10.8 million for the three and six months June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $96.3 million. We anticipate that our expenses will continue to increase as we:

•	continue clinical trials for APX3330, PS and for any other product candidate in our future pipeline;

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

Our net loss will likely continue to fluctuate significantly from quarter to quarter and year to year, depending on the timing of our nonclinical studies, clinical trials and expenditures on other research and development activities (and reimbursement thereof), and from potential milestone payments received from and revenue earned under the Viatris License Agreement or any other license and collaboration agreements that we enter into, and potential payments that may become payable from time to time under the Apexian Sublicense Agreement.

Financial Operations Overview

License and Collaborations Revenue

License and collaborations revenue to date was derived from a one-time non-refundable payment related to a license transfer, an additional milestone payment and reimbursement of expenses earned under the Viatris License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from potential milestone and royalty payments from the agreements with Viatris, BioSense, or Processa, or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained, and commercialization begins for APX3330 or PS for indications other than RM. If we fail to complete the development of APX3330, PS, or any other product candidate we may pursue in the future in a timely manner or fail to obtain regulatory approval, our ability to generate significant revenue would be compromised.

Operating Expenses

Ocuphire’s operating expenses are classified into two categories: general and administrative and research and development.

Index

Ocuphire Pharma, Inc.
Form 10-Q
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

We expect that APX3330 and PS will have higher development costs during the later stages of clinical development, as compared to costs incurred during their earlier stages of development, primarily due to the increased size and duration of the later-stage clinical trials and associated nonclinical studies. We expect our research and development expenses to increase over the next several years. However, it is difficult for us to determine with certainty the duration, costs and timing to complete our current or future nonclinical programs and clinical trials of APX3330, PS and other product candidates.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of June 30, 2024 and December 31, 2023 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	June 30,
	2024	2023	Change

License and collaborations revenue	$1,112	$3,674	$(2,562)

Operating expenses:
General and administrative	3,354	4,340	(986)
Research and development	6,086	4,723	1,363
Total operating expenses	9,440	9,063	377
Loss from operations	(8,328)	(5,389)	(2,939)
Other income, net	563	428	135
Loss before income taxes	(7,765)	(4,961)	(2,804)
Provision for income taxes	—	—	—
Net loss	$(7,765)	$(4,961)	$(2,804)

License and Collaborations Revenue

License and collaborations revenue was $1.1 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively. Revenue during both quarterly periods was derived from the Viatris License Agreement, largely for the reimbursement of research and development services. Revenue for the three months ended June 30, 2024 includes an earned royalty payment from the sales of RYZUMVI, indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. The decrease in license and collaborations revenue during the current three month period ended June 30, 2024 compared to the corresponding prior year period was due to a reduction in PS research and development services.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $3.4 million compared to $4.3 million for the three months ended June 30, 2023. The decrease of $1.0 million was primarily attributable to a net reduction in payroll related costs of $1.2 million stemming largely from severance costs attributed to the departure of Mina Sooch, our former Chief Executive Officer, in the prior year and from a reduction in other operating expenses of $0.3 million on a net basis. Partially offsetting the reduction in expense during the three month period ended June 30, 2024 were increases in business development costs of $0.2 million, legal support costs of $0.2 million and other operating expenses of $0.1 million when compared to the corresponding prior year period. General and administrative expenses included $0.5 million and $1.2 million in stock-based compensation expense during the three months ended June 30, 2024 and 2023, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	June 30,
	2024	2023	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$1,052	$3,366	$(2,314)
APX3330	4,024	767	3,257
Unallocated	81	180	(99)
Total external cost	5,157	4,313	844
Internal costs:
Employee related expenses	846	401	445
Facilities, supplies and other	83	9	74
Total internal costs	929	410	519
Total research and development expenses	$6,086	$4,723	$1,363

Index

Ocuphire Pharma, Inc.
Form 10-Q
Research and development expenses for the three months ended June 30, 2024 were $6.1 million compared to $4.7 million for the three months ended June 30, 2023. The $1.4 million increase was primarily attributable to increased costs related to manufacturing costs of $2.0 million and toxicology costs of $0.4 million for APX3330, payroll related costs of $0.3 million and other operating costs of $0.2 million on net basis, offset in part by decreased clinical costs of $1.5 million attributed to the PS Vega-2 trial when compared to the corresponding prior year period. Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses also included $0.3 million in stock-based compensation expense during each of the three months ended June 30, 2024 and 2023.

Other Income, net

During the three months ended June 30, 2024, Ocuphire had other income, net of $0.6 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

During the three months ended June 30, 2023, Ocuphire had other income, net of $0.4 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes Ocuphire’s operating results for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2024	2023	Change

License and collaborations revenue	$2,823	$5,423	$(2,600)

Operating expenses:
General and administrative	8,024	6,625	1,399
Research and development	10,835	10,318	517
Total operating expenses	18,859	16,943	1,916
Loss from operations	(16,036)	(11,520)	(4,516)
Other income, net	1,165	768	397
Loss before income taxes	(14,871)	(10,752)	(4,119)
Provision for income taxes	—	—	—
Net loss	$(14,871)	$(10,752)	$(4,119)

License and Collaborations Revenue

License and collaborations revenue was $2.8 and $5.4 million for the six months ended June 30, 2024 and 2023, respectively.  Revenue during the six month periods was derived primarily from the reimbursement of research and development services under the Viatris License Agreement. The decrease in license and collaborations revenue during the current six month period ended June 30, 2024 when compared to the corresponding prior year period was due to a reduction in PS research and development services.

Index

Ocuphire Pharma, Inc.
Form 10-Q
General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $8.0 million compared to $6.6 million for the six months ended June 30, 2023. The increase of $1.4 million was primarily attributable to professional service costs of $0.2 million, legal support costs of $0.7 million, patent fees of $0.6 million and business development activity costs of $0.4 million; the cost increases were partially offset by reductions in payroll related costs of $0.3 million and other general operating expenses of $0.2 million on net basis when compared to the corresponding prior year period. General and administrative expenses totaled $1.3 million and $1.6 million in stock-based compensation expense during the six months ended June 30, 2024 and 2023, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Six Months Ended
	June 30,
	2024	2023	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$2,117	$7,167	$(5,050)
APX3330	6,687	1,653	5,034
Unallocated	148	378	(230)
Total external cost	8,952	9,198	(246)
Internal costs:
Employee related expenses	1,783	1,108	675
Facilities, supplies and other	100	12	88
Total internal costs	1,883	1,120	763
Total research and development expenses	$10,835	$10,318	$517

Research and development expenses for the six months ended June 30, 2024 were $10.8 million compared to $10.3 million for the six months ended June 30, 2023. The $0.5 million increase was primarily attributable to increased manufacturing costs of $1.7 million and toxicology costs of $1.3 million for APX3330, payroll related costs of $0.4 million and other professional service costs of $0.2 million, partially offset by decreased clinical costs of $2.9 million primarily attributed to the PS Vega-2 trial when compared to the corresponding prior year period and decreased other operating expenses of $0.2 million. Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses also included $0.5 million and $0.6 million in stock-based compensation expense during the six months ended June 30, 2024 and 2023, respectively.

Other Income, net

During the six months ended June 30, 2024, Ocuphire had other income, net of $1.2 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

During the six months ended June 30, 2023, Ocuphire had other income, net of $0.8 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $41.4 million. We believe that our cash on hand as of June 30, 2024 will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of June 30, 2024, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at two large financial institutions.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of approximately $67.3 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Ocuphire convertible notes (the “Ocuphire Convertible Notes”). In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2022, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022, all in connection with the Viatris License Agreement.

Lincoln Park Purchase Agreement

On August 10, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 246,792 shares of the Company’s common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever in any direct or indirect short selling or hedging of our common stock. In addition to the commitment shares referenced above, a total of 1,700,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through June 30, 2024 in the amount of $5.2 million. No shares of common stock were sold under the Purchase Agreement prior to the third quarter of 2023.

At-The-Market Program

On January 10, 2024, we filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on January 23, 2024 under which the Company may offer and sell, from time to time in our sole discretion, securities having an aggregate offering price up to $175 million. On March 11, 2021, we entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million (the “ATM”). A total of 7,434,432 shares of common stock were sold under the ATM since its inception for gross proceeds through June 30, 2024 in the amount of $26.0 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of June 30, 2024, 1,538,461 RDO Warrants were still outstanding. The offering of the securities was made pursuant to our effective shelf registration statement on Form S-3.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Pre-Merger Financing

Securities Purchase Agreement

On June 17, 2020, Ocuphire, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by directors of Ocuphire, and one director of Rexahn, upon closing of the Merger (the “Pre-Merger Financing”). Pursuant to the Pre-Merger Financing, (i) Ocuphire issued and sold to the investors shares of common stock (the “Initial Shares”), which converted pursuant to the exchange ratio in the Merger into an aggregate of 1,249,996 shares (the “Converted Initial Shares”) of common stock, (ii) Ocuphire deposited into escrow, for the benefit of the investors, additional shares of common stock (the “Additional Shares”), which converted pursuant to the exchange ratio in the Merger into an aggregate of 3,749,992 shares of common stock (the “Converted Additional Shares”), which Converted Additional Shares were delivered (or became deliverable) to the investors on November 19, 2020, and (iii) we agreed to issue to each investor on the tenth trading day following the consummation of the Merger (x) Series A Warrants representing the right to acquire shares of common stock equal to the sum of (A) the Converted Initial Shares purchased by the investor, (B) the Converted Additional Shares delivered or deliverable to the investor, without giving effect to any limitation on delivery contained in the Securities Purchase Agreement and (C) the initial number of shares of common stock, if any, underlying the Series B Warrants issued to the investor and (y) additional warrants to purchase shares of common stock.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of June 30, 2024, 5,665,838 Series A Warrants were still outstanding.

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

Index

Ocuphire Pharma, Inc.
Form 10-Q
Series B Warrants

The Series B Warrants had an exercise price of $0.0001 and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of June 30, 2024, none of the Series B Warrants remained outstanding.

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

Cash Flows

The following table summarizes Ocuphire’s cash flows for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2024	2023

Net cash used in operating activities	$(13,008)	$(2,657)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	3,916	—
Net decrease in cash and cash equivalents	$(9,092)	$(2,657)

Cash Flow from Operating Activities

For the six months ended June 30, 2024, cash used in operating activities of $13.0 million was attributable to a net loss of $14.9 million, partially offset by $1.8 million in non-cash operating expenses and a net change cash source of $0.1 million in Ocuphire’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $1.8 million and unrealized loss on short-term investments of $10,000. The change in operating assets and liabilities was primarily attributable to a slight increase in Ocuphire’s net current liabilities, all associated with  Ocuphire’s operations.

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

Cash Flow from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $3.9 million that consisted principally of proceeds received from the 2021 ATM and Purchase Agreement, net of issuance costs, in the amount of $4.0 million, slightly offset by share repurchases for the payment of employee taxes. There were no sources or uses from financing activities during the six month period ended June 30, 2023.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Liquidity and Capital Resource Requirements

As of June 30, 2024, we had cash and cash equivalents of $41.4 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million, a milestone payment of $10 million, reimbursement and expected reimbursement of expenses and royalties earned under the Viatris License Agreement and, to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreements with Viatris, BioSense or Processa, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained and commercialization begins for APX3330 or PS for indications other than RM. If we fail to complete the development of APX3330, PS or any other product candidate we may pursue in the future in a timely manner or fail to obtain regulatory approval for any of such product candidates, our ability to generate significant revenue would be compromised.

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

Apexian Sublicense Agreement

On January 21, 2020, we entered into the Apexian Sublicense Agreement, pursuant to which we obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. The lead compound in the Ref-1 Inhibitor program is APX3330, which is currently in development as an oral tablet therapeutic to treat DR in patients with NPDR. The mechanism of action of Ref-1 inhibitors (e.g., APX3330, APX2009 and APX2014) of reducing angiogenesis and inflammation could potentially be beneficial in treating other retinal diseases such as diabetic macular edema, wet age-related macular degeneration and geographic atrophy as well as non-ophthalmic indications.

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

Additionally, we also agreed to make royalty payments equal to a single-digit percentage of our net sales of products covered by the patents under the Apexian Sublicense Agreement. None of the milestone or royalty payments were triggered or deemed probable as of the date of this Report.

Other Commitments

In the course of normal operations, we enter into cancelable purchase commitments from time to time with our suppliers for various key research, clinical and manufacturing services. The purchase commitments covered by these arrangements are subject to change based on our research and development efforts.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth below, during the quarter ended June 30, 2024, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

In May 2024, the Company established a mandatory sell-to-cover policy to satisfy tax withholding obligations for employee RSU awards.  The trading arrangements pursuant to this policy constitute non-Rule 10b5-1 trading arrangements.

Index

Ocuphire Pharma, Inc.
Form 10-Q
Item 6.	Exhibits

EXHIBIT

NUMBER	DESCRIPTION OF DOCUMENT

3.1**	Restated Certificate of Incorporation of Ocuphire Pharma, Inc., dated as of June 12, 2024
3.2	Third Amended and Restated Bylaws, dated as of June 11, 2024 (incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K, filed on June 13, 2024).
10.1**+	Third Amended and Restated Non-Employee Director Compensation Plan, dated as of June 11, 2024.
10.2+
Consulting Agreement, dated as of April 11, 2024, by and between the Company and Jay S. Pepose, M.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2024).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed.

**	Indicates exhibits that are being filed herewith.

+	Indicates management contract or compensatory plan.

Index

Ocuphire Pharma, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2024

Ocuphire Pharma, Inc.

By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nirav Jhaveri
Nirav Jhaveri
Chief Financial Officer
(Principal Financial Officer)