Form 10-Q
period 2024-09-30
Opus Genetics, Inc.
filed 2024-11-12
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to ________

Commission File Number: 001-34079

Opus Genetics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3516358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

37000 Grand River Avenue, Suite 120 Farmington Hills, MI	48335
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (248) 957-9024

Ocuphire Pharma, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	IRD	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock as of November 7, 2024 was 31,568,457.

OPUS GENETICS, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ocuphire Pharma, Inc.
Condensed Balance Sheets
(in thousands, except share amounts and par value)

	As of
	September 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$36,632	$50,501
Accounts receivable	1,857	926
Contract assets and unbilled receivables	1,468	1,407
Prepaids and other assets	429	1,099
Short-term investments	3	15
Total current assets	40,389	53,948
Property and equipment, net	—	—
Total assets	$40,389	$53,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$844	$2,153
Accrued expenses	5,171	1,815
Derivative liability	74	74
Total current liabilities	6,089	4,042
Total liabilities	6,089	4,042

Commitments and contingencies (Note 3 and Note 8)

Stockholders’ equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, par value $0.0001; 125,000,000 and 75,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 26,198,444 and 23,977,491 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	3	2
Additional paid-in capital	138,160	131,370
Accumulated deficit	(103,863)	(81,466)
Total stockholders’ equity	34,300	49,906
Total liabilities and stockholders’ equity	$40,389	$53,948

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Comprehensive (Loss) Income
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
License and collaborations revenue	$3,867	$11,935	$6,690	$17,358

Operating expenses:
General and administrative	2,894	2,055	10,918	8,680
Research and development	8,982	3,494	19,817	13,812
Total operating expenses	11,876	5,549	30,735	22,492
(Loss) income from operations	(8,009)	6,386	(24,045)	(5,134)
Financing costs (Note 6)	—	(1,328)	—	(1,328)
Fair value change in derivative liability	—	61	—	61
Other income, net	483	456	1,648	1,224
(Loss) income before income taxes	(7,526)	5,575	(22,397)	(5,177)
Provision for income taxes	—	(14)	—	(14)
Net (loss) income	(7,526)	5,561	(22,397)	(5,191)
Other comprehensive (loss) income, net of tax	—	—	—	—
Comprehensive (loss) income	$(7,526)	$5,561	$(22,397)	$(5,191)
Net (loss) income per share (Note 10):
Basic	$(0.29)	$0.26	$(0.88)	$(0.25)
Diluted	$(0.29)	$0.25	$(0.88)	$(0.25)
Number of shares used in per share calculations:
Basic	26,145,080	21,446,648	25,501,117	21,117,211
Diluted	26,145,080	22,405,995	25,501,117	21,117,211

See accompanying notes.

Index
Ocuphire Pharma, Inc.
Condensed Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid–In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	20,861,315	$2	$117,717	$(71,480)	$46,239
Issuance costs	—	—	(2)	—	(2)
Stock-based compensation	68,646	—	804	—	804
Exercise of warrants	17,869	—	—	—	—
Net and comprehensive loss	—	—	—	(5,791)	(5,791)
Balance at March 31, 2023	20,947,830	2	118,519	(77,271)	41,250
Issuance costs	—	—	(7)	—	(7)
Stock-based compensation	37,954	—	1,422	—	1,422
Net and comprehensive loss	—	—	—	(4,961)	(4,961)
Balance at June 30, 2023	20,985,784	2	119,934	(82,232)	37,704
Issuance of common stock in connection with the at-the-market program and purchase agreement	1,624,347	—	6,504	—	6,504
Issuance costs	—	—	(60)	—	(60)
Stock–based compensation	—	—	573	—	573
Net and comprehensive income	—	—	—	5,561	5,561
Balance at September 30, 2023	22,610,131	$2	$126,951	$(76,671)	$50,282

Balance at December 31, 2023	23,977,491	$2	$131,370	$(81,466)	$49,906
Issuance of common stock in connection with the at-the-market program and purchase agreement	1,000,550	1	2,478	—	2,479
Issuance costs	—	—	(165)	—	(165)
Stock–based compensation	120,516	—	985	—	985
Share repurchases for the payment of employee taxes	(12,965)	—	(42)	—	(42)
Net and comprehensive loss	—	—	—	(7,106)	(7,106)
Balance at March 31, 2024	25,085,592	3	134,626	(88,572)	46,057
Issuance of common stock in connection with the at-the-market program and purchase agreement	788,566	—	1,563	—	1,563
Issuance costs	—	—	(25)	—	(25)
Stock–based compensation	104,880	—	806	—	806
Net and comprehensive loss	—	—	—	(7,765)	(7,765)
Balance at June 30, 2024	25,979,038	3	136,970	(96,337)	40,636
Issuance of common stock in connection with the at-the-market program	219,406	—	456	—	455
Issuance costs	—	—	(42)	—	(41)
Stock–based compensation	—	—	776	—	776
Net and comprehensive loss	—	—		(7,526)	(7,526)
Balance at September 30, 2024	26,198,444	$3	$138,160	$(103,863)	$34,300

See accompanying notes.

Index
 Ocuphire Pharma, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(22,397)	$(5,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,567	2,799
Depreciation	—	3
Unrealized loss from short-term investments	12	38
Financing costs	—	1,328
Fair value change in derivative liability	—	(61)
Change in assets and liabilities:
Accounts receivable	(931)	(8,834)
Contract assets and unbilled receivables	(61)	2,341
Prepaid and other assets	670	969
Accounts payable	(1,319)	709
Accrued and other liabilities	3,321	239
Net cash used in operating activities	(18,138)	(5,660)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock in connection with the at-the-market program and purchase agreement	4,497	5,482
Issuance costs	(186)	(106)
Share repurchases for the payment of employee taxes	(42)	—
Net cash provided by financing activities	4,269	5,376
Net decrease in cash and cash equivalents	(13,869)	(284)
Cash and cash equivalents at beginning of period	50,501	42,634
Cash and cash equivalents at end of period	$36,632	$42,350
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$318
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Unpaid issuance costs	$46	$115
Non-cash issuance of common stock in connection with equity purchase agreement	$—	$1,022
Value of derivative established in connection with the equity purchase agreement	$—	$154

See accompanying notes.

Index
Notes to Condensed Financial Statements
1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

On October 22, 2024, Opus Genetics, Inc., a Delaware corporation formerly known as Ocuphire Pharma, Inc. (the “Company” or “Opus”), acquired a private corporation then operating under the name of “Opus Genetics, Inc.” (“Former Opus”) pursuant to the terms of an Agreement and Plan of Merger, dated as of October 22, 2024 (such agreement, the “Merger Agreement” and the transaction consummated via the Merger Agreement, the “Opus Acquisition”), by and among the Company, Former Opus, and certain merger subsidiaries party thereto.

The accompanying unaudited condensed financial statements do not give effect to the Opus Acquisition. The historical financial statements have been labeled under the name “Ocuphire Pharma, Inc.” solely for purposes of this filing, as this was the name of the Company for the entirety of the historical periods presented.
Following the Opus Acquisition, the Company is a clinical-stage ophthalmic biotechnology company developing gene therapies for the treatment of  inherited retinal diseases (IRDs) and other ophthalmologic disorders. The pipeline includes adeno-associated virus (AAV)-based gene therapies that address mutations in genes that cause different forms of bestrophinopathy, Leber congenital amaurosis (LCA) and retinitis pigmentosa. The Company’s most advanced gene therapy program is designed to address mutations in the LCA5 gene, which encodes the lebercilin protein and is currently being evaluated in a Phase 1/2 open-label, dose-escalation trial. The pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size, and APX3330, a novel small-molecule inhibitor of Ref-1 to slow the progression of non-proliferative diabetic retinopathy. Phentolamine Ophthalmic Solution 0.75% is currently being evaluated in Phase 3 trials for presbyopia and dim (mesopic) light vision disturbances.

In November 2022, the Company entered into a license and collaboration agreement (the “Viatris License Agreement”) with FamyGen Life Sciences, Inc. (acquired by and now known as Viatris, Inc. (“Viatris”)), pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (initially known as Nyxol) (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment for pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents, or a combination thereof under the brand name RYZUMVITM in September 2023 and was launched commercially in April 2024. The Company reported positive top-line data from multiple late-stage clinical trials for PS in reversal of pharmacologically induced mydriasis, presbyopia and dim light disturbances. The VEGA-2 Phase 3 study in presbyopia achieved its primary endpoint. The VEGA-3 Phase 3 clinical trial evaluating PS for presbyopia (age-related blurry near vision) is underway. For decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment (“SPA”) for LYNX-2, a Phase 3 Trial of PS. LYNX-2 continues enrollment.  LYNX-3, an additional Phase 3 study for decreased vision under mesopic (low) light conditions following keratorefractive surgery, has commenced.

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

As of September 30, 2024, the Company had $36.6 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these financial statements.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer or such person functioning in such role. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development of products related to vision performance and health. Accordingly, the financial statements and accompanying notes contained herein include the measure of profit or loss, categories of expenses and other financial information that is evaluated by the Company’s Chief Executive Officer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of deposit to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Management follows approved policies established by the Company’s Board of Directors (the “Board”) to reduce credit risk associated with the Company’s cash deposit and investment accounts. Pursuant to these policies, the Company limits its exposure through the kind, quality and concentration of its investments. The Company’s cash and cash equivalents are held or managed by two financial institutions in the United States. As of September 30, 2024, the Company had cash equivalents of $36.1 million that were not eligible for coverage by Federal Deposit Insurance Corporation. These balances are invested in funds whose assets consist almost entirely of securities issued by the U.S. Treasury or guaranteed by the U.S. government.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and records them on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets. Subsequent changes in fair values are recorded in other income, net on the statements of comprehensive (loss) income. The Company classifies investments available to fund current operations as current assets on its balance sheets. The Company did not recognize any impairments on its investments to date through September 30, 2024.

Index

Notes to Condensed Financial Statements
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

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until such contingency occurs (such as receipt of those approvals).

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation costs, for personnel in functions not directly associated with research and development activities. Other significant costs include insurance coverage for directors and officers and other property and liability exposures, legal fees relating to intellectual property and corporate matters, business development costs, professional fees for accounting and tax services, other services provided by business consultants, and legal settlements.

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

As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the derivative liability associated with the equity line financing facility (See Note 6 – Stockholders’ Equity) was based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term of the financing and market interest rates. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2024 and 2023.

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$3	$3	$—	$—
Total assets at fair value	$3	$3	$—	$—
Liabilities:
Derivative liability	$74	$—	$—	$74
Total liabilities at fair value	$74	$—	$—	$74

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$15	$15	$—	$—
Total assets at fair value	$15	$15	$—	$—
Liabilities:
Derivative liability	$74	$—	$—	$74
Total liabilities at fair value	$74	$—	$—	$74

Index

Notes to Condensed Financial Statements
The following table provides a roll-forward of short-term investments and derivative liabilities measured at fair value on a recurring basis using observable Level 1 and Level 3 inputs, as applicable, for the nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Short-term investments
Balance as of beginning of period	$15	$49
Unrealized loss	(12)	(38)
Balance as of end of period	$3	$11

	2024	2023
Derivative liability
Balance as of beginning of period	$74	$—
Purchase agreement execution	—	154
Unrealized gain	—	(61)
Balance as of end of period	$74	$93

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

2.	Rexahn Merger

On November 5, 2020, the Company completed a merger transaction with Rexahn (the “Rexahn Merger”). In connection with the Rexahn Merger, the Company, Shareholder Representatives Services LLC, as representative of the Rexahn stockholders prior to the Rexahn Merger, and Olde Monmouth Stock Transfer Co., Inc., as the rights agent, entered into the CVR Agreement.

Pursuant to the terms of the Rexahn Merger and the CVR Agreement, Rexahn stockholders of record as of immediately prior to the effective time of the Rexahn Merger received one contingent value right (“CVR”) for each share of Rexahn common stock held.

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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of September 30, 2024, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021.  In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

Former Rexahn Warrants

As of September 30, 2024, none of the Rexahn warrants classified as equity remained outstanding. The remaining warrants in the amount of 58,597 with an exercise price of $38.40 per share expired unexercised in January 2024.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 8 — Apexian Sublicense Agreement). As of September 30, 2024, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

Facility Leases

The Company has a short-term, non-cancellable facility lease (the “HQ Lease”) for its headquarters. The HQ Lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent for the HQ Lease is approximately $3,000. The rent expense associated with the HQ Lease amounted to $9,000 during each of the three-month periods ended September 30, 2024 and 2023, and $27,000 during each of the nine-month periods ended September 30, 2024 and 2023. The total remaining expected rental payments under the HQ Lease amount to $9,000 through its current expiration date of December 31, 2024.

Index

Notes to Condensed Financial Statements
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

4.	Supplemental Balance Sheet Information

Prepaid and Other Assets

Prepaid and other assets consist of the following as of the dates provided (in thousands):

	September 30,	December 31,
	2024	2023
Prepaids	$343	$997
Other	86	102
Total prepaids and other assets	$429	$1,099

Property and Equipment, net

Property and equipment held for use by category are presented in the following table as of (in thousands):

	September 30,	December 31,
	2024	2023
Equipment	20	$20
Furniture	5	5
Total property and equipment	25	25
Less accumulated depreciation	(25)	(25)
Property and equipment, net	$—	$—

Depreciation expense was $1,000 during the three months ended September 30, 2023 and $3,000 during the nine months ended September 30, 2023. There was no depreciation expense during the three and nine months ended September 30, 2024.

Index

Notes to Condensed Financial Statements
Accrued Expenses
Accrued expenses consist of the following as of the dates provided (in thousands):

	September 30,	December 31,
	2024	2023
Payroll	$410	$753
Professional services	973	591
Research and development services and supplies	3,725	400
Other	63	71
Total	$5,171	$1,815

5.	Related Party Transactions

Rodgers Letter Agreement

On April 19, 2023, the Company appointed Richard Rodgers, a director of the Company, as interim President and Chief Executive Officer.  In connection with his appointment, the Company and Mr. Rodgers entered into a letter agreement, dated as of April 20, 2023, concerning Mr. Rodgers’s services (the “Letter Agreement”). The Letter Agreement provided that Mr. Rodgers (i) was to receive a $40,000 monthly salary, and (ii) was eligible for a potential prorated bonus at the discretion of the Board, at the end of his term as interim President and Chief Executive Officer. Pursuant to the bonus clause, a $100,000 bonus was expensed in December 2023 and paid on March 4, 2024. Mr. Rodgers also received 50,000 restricted stock units under the Company’s 2020 Equity Incentive Plan which vested 12 months following the grant date. Mr. Rogers’s services as interim President and Chief Executive Officer concluded on October 31, 2023 with the appointment of George Magrath to the role, the Letter Agreement has expired, and the Company does not expect to incur further expenses related thereto. The Company incurred related consulting expenses of $120,000 and $215,000 during the three and nine months ended September 30, 2023, respectively. As of December 31, 2023, $100,000 of the related expenses were unpaid related to a prorated bonus and were paid in full on March 4, 2024.

Dr. Pepose Consulting Agreement

On April 8, 2022, the Company entered into a consulting agreement (as amended, the “2022 Consulting Agreement”) with Jay Pepose, M.D., a director of the Company. The consulting agreement originally provided for $10,000 a month in cash payments and a stock option grant for 50,000 options, of which 25% vested on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months. The consulting agreement was amended on September 19, 2022 to provide for vesting acceleration for stock-based awards in the event of a change in control. The consulting agreement was also amended effective December 1, 2022 to increase the cash payment to $25,000 per month and amended effective January 1, 2024 to extend the expiration to March 31, 2024 and to increase the retainer for March 2024 to $49,000.

On April 11, 2024, the Company entered into another consulting agreement (the “2024 Consulting Agreement”) with Dr. Pepose following the expiration of the 2022 Consulting Agreement. Pursuant to the 2024 Consulting Agreement, Dr. Pepose is paid a monthly consulting fee of $39,583. Additionally, Dr. Pepose received an award of 32,000 RSUs, as well as stock options to purchase 48,000 shares of the Company’s common stock. The RSUs will vest on April 11, 2025, subject to Dr. Pepose’s continued service over that period. The options vest in 12 equal monthly installments that began on May 11, 2024, subject to Dr. Pepose’s continued service over such period. The 2024 Consulting Agreement is scheduled to terminate on April 11, 2025.

For the agreements with Dr. Pepose above, the Company incurred related consulting expenses of $119,000 and $337,000 during the three and nine months ended September 30, 2024, respectively; the Company incurred related consulting expenses of $75,000 and $225,000 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, $40,000 and $25,000 of the related consulting expenses were unpaid, respectively.

Index

Notes to Condensed Financial Statements
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

A total of 400,000 shares were issued under the Purchase Agreement during the nine months ended September 30, 2024 for net proceeds of $0.7 million. The Company incurred de minimis issuance costs during the nine months ended September 30, 2024. There was no activity under the Purchase agreement during the three months ended September 30, 2024.

A total of 800,000 shares of the Company’s common stock were sold under the Purchase Agreement for net proceeds in the amount of $3.1 million during the three and nine months ended September 30, 2023. The Company incurred issuance costs of $0.2 million, consisting of investor expense reimbursement and legal costs, during the three- and nine-months periods ended September 30, 2023 which were recorded as a component of  financing costs in the accompanying statements of comprehensive (loss) income during the three and nine month periods ended September 30, 2023.

In addition to the initial commitment shares issued upon the execution of the Purchase Agreement of 246,792, a total of 1,700,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through September 30, 2024 in the amount of $5.2 million and with issuance costs in the aggregate of $1.4 million.

Under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 50,000 shares of its common stock on such business day (or the purchase date) (a “Regular Purchase”), provided that the closing sale price of the Company’s common stock on Nasdaq on the applicable purchase date is not below $0.25 and subject to other adjustments. A Regular Purchase may be increased to up to 70,000 shares based on the share price on the applicable purchase date. The Company may direct Lincoln Park to purchase shares in Regular Purchases as often as every business day.

In addition, the Company may also direct Lincoln Park, on any business day on which the Company has submitted a Regular Purchase notice for the maximum amount allowed for such Regular Purchase, to purchase an additional amount of the Company’s common stock (an “Accelerated Purchase”) based on certain market and trading conditions.

The pricing and settlement provisions in the Purchase Agreement result in the recognition of a derivative liability accounted for on a fair value basis under the provisions of ASC 815 - Derivatives and Hedging. A Monte Carlo simulation model was used to estimate future stock pricing and purchase activity to determine the fair value of the derivative liability. As of September 30, 2024, the change in the derivative liability from December 31, 2023 was de minimis. The fair value change in the derivative liability is recorded in the fair value change in derivative liabilities line item in the accompanying condensed statements of comprehensive (loss) income during periods with valuation changes.

Index

Notes to Condensed Financial Statements
At-The-Market Program

On February 4, 2021, the Company filed a Form S-3 shelf registration under the Securities Act of 1933 which was declared effective by the SEC on February 12, 2021 (the “2021 Shelf”) under which the Company may offer and sell, from time to time in its sole discretion, securities having an aggregate offering price of up to $125 million. In connection with the 2021 Shelf, on March 11, 2021, the Company entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which the Company may offer and sell, from time to time at its sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $40 million (the “2021 ATM”).

During the three and nine months ended September 30, 2024, 219,406 and 1,608,522 shares of common stock were sold under the ATM, respectively, for aggregate gross proceeds in the amount of $0.5 million and $3.8 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $42,000 and $232,000, respectively.

During the three and nine months ended September 30, 2023, 577,555 shares of common stock were sold under the 2021 ATM for aggregate gross proceeds in the amount of $2.4 million before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $69,000.

As of September 30, 2024. 7,653,838 shares of common stock were sold under the ATM since its inception for gross proceeds in the amount of $26.4 million and with issuance costs in the aggregate of $0.9 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of September 30, 2024, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

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

Pre-Merger Financing

On June 17, 2020, the Company, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by five directors of the Company prior to the Rexahn Merger and one director of Rexahn upon closing of the Rexahn Merger (the “Pre-Merger Financing”). The Pre-Merger Financing also included the issuance of Series A Warrants and Series B Warrants discussed further below.

Index

Notes to Condensed Financial Statements
Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of September 30, 2024. The Series A Warrants were accounted for and classified as equity on the accompanying balance sheets.

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). None of the Series B Warrants were outstanding as of September 30, 2024 or December 31, 2023.

7.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive (loss) income for the three and nine-month periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$549	$335	$1,850	$1,969
Research and development	227	238	717	830
Total stock-based compensation	$776	$573	$2,567	$2,799

Index

Notes to Condensed Financial Statements
Stock Options

Inducement Plan

On February 22, 2021, the Company adopted the Company’s 2021 Inducement Plan (as amended, the “Inducement Plan”), pursuant to which the Company originally reserved 325,258 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

2020 Equity Incentive Plan

The stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. The 2020 Plan became effective on November 5, 2020. Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. The 2020 Plan permits the grant of incentive and non-statutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock, and other stock-based awards.

2020 Plan Evergreen Provision

Under the 2020 Plan, the shares reserved automatically increase on January 1 of each year, for a period of not more than ten years from the date the 2020 Plan is approved by the stockholders of the Company, commencing on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 5% of the shares of common stock outstanding as of December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1 increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, 1,198,875 shares were added to the 2020 Plan as a result of its evergreen provision.

Index

Notes to Condensed Financial Statements
2018 Equity Incentive Plan

Prior to the 2020 Plan, the Company had adopted a 2018 Equity Incentive Plan (the “2018 Plan”) in April 2018 under which 1,175,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Upon the effective date of the 2020 Plan, no additional shares were available for issuance under the 2018 Plan.

Stock Options

During the three and nine months ended September 30, 2024, zero and 1,021,166 stock options were granted to directors, officers, employees and consultants, respectively, generally vesting over a one- to four-year period with monthly, quarterly and annual vesting tranches. During the three and nine months ended September 30, 2023, 30,000 and 793,578 stock options were granted to directors, officers, employees and consultants, respectively, generally vesting over a five (5) to forty-eight (48) month period.

The Company recognized $474,000 and $400,000 in stock-based compensation expense related to stock options during the three months ended September 30, 2024 and 2023, respectively, and $1,431,000 and $2,087,000 during the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense during the nine-month period ended September 30, 2023 included a one-time charge of $0.4 million attributed to the modification of the Company’s former Chief Executive Officer’s stock options with respect to their exercisability provisions.

During the three and nine months ended September 30, 2024 and 2023, there were no exercises of stock options during these periods.

As of September 30, 2024 and December 31, 2023, 4,848,064 and 4,410,258 stock options were outstanding, respectively.

The weighted average fair value per share of options granted during the nine months ended September 30, 2024 was $1.95. The weighted average fair value per share of options granted during the three and nine months ended September 30, 2023 was $3.30 and $2.85, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have sufficient share trading history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

Index

Notes to Condensed Financial Statements
The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected stock price volatility	—%	96.4%	97.7%	95.3%
Expected life of options (years)	—	6.1	5.9	6.1
Expected dividend yield	—%	0%	0%	0%
Risk free interest rate	—%	4.2%	4.2%	3.7%

During the three and nine months ended September 30, 2024, 79,725 and 386,097 stock options vested, respectively. During the three and nine months ended September 30, 2023, 94,347 and 715,171 stock options vested, respectively, inclusive of the vesting acceleration of stock options attributed to the departure of the Company’s former Chief Executive Officer in the amount of 145,418 during the second quarter of 2023.

During the three and nine months ended September 30, 2024, 114,425 and 583,360 options were forfeited, respectively. During the three and nine months ended September 30, 2023, 5,267 and 260,233 options were forfeited, respectively, inclusive of the stock option forfeited in connection with the departure of the Company’s former Chief Executive Officer in the amount of 249,633 during the second quarter of 2023.

Restricted Stock Units

During the three and nine months ended September 30, 2024, the Company granted zero and 592,222 restricted stock units (“RSUs”), respectively, to certain officers and employees under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the nine months ended September 30, 2024 was $2.24. The vesting period of the RSUs ranges from a one-year period to a four-year period during which 25 percent of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and nine months ended September 30, 2023, the Company granted an aggregate of zero and 416,464 RSUs, respectively, to the Board, officers, employees and consultants under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the nine months ended September 30, 2023 was $3.98. The vesting period of the RSUs ranges from a one year period to a four year period where 25% of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and nine months ended September 30, 2024, zero and 144,162 RSUs vested, respectively, and 36,660 and 119,330 RSUs were forfeited during the three and nine months ended September 30, 2024, respectively. The total expense for the three and nine months ended September 30, 2024 related to these RSUs was $302,000 and $891,000, respectively.

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

Common Stock Issued for Services

The Company granted stock for services in the amount of zero and 81,234 common shares during the three and nine months ended September 30, 2024, respectively, to board members who elected to receive their board retainers in the form of stock for services with a weighted grant date fair value of $3.01 per share. The Company granted stock for services in the amount of zero and 72,986 common shares during the three and nine months ended September 30, 2023, respectively, to board members who elected to receive their board retainers in the form of stock for services with a weighted grant date fair value of $3.77 per share.

The stock-based compensation related to these services amounted to zero and during the three months ended September 30, 2024 and 2023, and $245,000 and $275,000 during the nine months ended September 30, 2024 and 2023, respectively.

Index

Notes to Condensed Financial Statements
General

As of September 30, 2024, 1,747,911 shares were available for future issuance under the 2020 Plan and Inducement Plan, in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $6.1 million as of September 30, 2024. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.6 years.

8.	Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement (as amended on June 4, 2020, the “Apexian Sublicense Agreement”) with Apexian, pursuant to which it obtained exclusive worldwide patent and other intellectual property rights that constitute a Ref-1 Inhibitor program relating to therapeutic applications to treat disorders related to ophthalmic and diabetes mellitus conditions. In connection with the Apexian Sublicense Agreement, the Company issued a total of 891,422 shares of its common stock to Apexian and to certain affiliates of Apexian in calendar year 2020. As a result of the shares of common stock issued pursuant to the Apexian Sublicense Agreement, Apexian is considered by the Company to be a related party.

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

None of the milestone or royalty payments were triggered or deemed probable as of September 30, 2024.

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

Pursuant to the Viatris License Agreement, the Company received a one-time non-refundable cash payment of $35 million in November 2022 for the exclusive, perpetual, sub-licensable license to develop, manufacture, import, export and commercialize the PS Products in the Viatris Territory. In addition, with respect to the PS Products, the Company will be eligible to receive potential additional payments of up to $130 million upon achieving certain specified regulatory or net sales milestones, with the first milestone payment of $10 million already made following approval by the FDA of PS for reversal of mydriasis, which occurred during the third quarter of 2023. The Company will also receive tiered royalties, starting at low double-digit royalties up to low 20% royalties, based on the aggregate annual net sales of all PS Products in the United States, and will receive low double-digit royalties based on all annual net sales in the Viatris Territory outside of the United States. The royalty payments will continue on a country-by-country basis from the date of the first commercial sale of the first PS Product in a country of the Viatris Territory until December 31, 2040.

Index

Notes to Condensed Financial Statements
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

Recognition of Revenue

Revenue recognized under the Viatris License Agreement during the three and nine months ended September 30, 2024 was $3.9 million and $6.7 million, respectively, related to the output of research and development services and to a much lesser extent royalty payments.

Revenue recognized under the Viatris License Agreement during the three and nine months ended September 30, 2023 was $11.9 million and $17.4 million, respectively, related to the output of research and development services and to milestone payments. On September 25, 2023, the Company met the $10 million milestone payment requirements attributed to the FDA’s approval of PS for reversal of mydriasis under the name “RYZUMVI”, and the $10 million milestone payment was included in the revenue recognized during the three and nine months ended September 30, 2023.

Regulatory Milestones under the Viatris License Agreement

The Company has evaluated the regulatory milestones that may be received in connection with the Viatris License Agreement. There is uncertainty that the events to obtain the remaining regulatory milestones (aside from the approval by the FDA of RYZUMVI) will be achieved given the nature of clinical development and the stage of the development of the PS Products. These remaining regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur.

Sales Milestone and Royalty Payments

Sales milestones and royalties relate predominantly to a license of intellectual property granted to Viatris and are determined by sales or usage-based thresholds. The sales milestones and royalties are accounted for under the royalty recognition constraint and are accounted for as constrained variable consideration. The Company applies the royalty recognition constraint for each commercial milestone and only recognize revenues for each once a sale of a licensed product (achievement of each) occurs. Royalty payments in the amount of $14,000 and $36,000 were recognized related to the sale of RYZUMVI by Viatris during the three and nine months ended September 30, 2024, respectively.

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of September 30, 2024 and no revenue was recognized related to these milestones.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Contract Assets and Unbilled Receivables
Balance as of beginning of nine-month period	$1,407	$3,552
Revenue recognized	6,690	17,358
Reclassification to accounts receivable related to costs billed under the Viatris License Agreement	(6,629)	(19,699)
Balance as of end of nine-month period	$1,468	$1,211

Index

Notes to Condensed Financial Statements
The remaining amounts in contract assets and unbilled receivables as of September 30, 2024 attributed to the research and development services are expected to be settled during the fourth quarter of 2024.

BioSense License and Assignment:

On March 10, 2020, prior to the Rexahn Merger, Rexahn entered into an amendment to its collaboration and license agreement, (as amended, the “BioSense License and Assignment Agreement”) with BioSense to advance the development and commercialization of the Rexahn RX-3117 drug compound (“RX-3117”) for all human uses in the Republic of Singapore, China, Hong Kong, Macau, and Taiwan (the “BioSense Territory”).

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of September 30, 2024, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

Processa will make future payments to the Company upon the achievement of certain development, regulatory and commercial milestones. In addition, Processa will pay the Company mid-single-digit percentage royalties based on annual sales. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of September 30, 2024, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

Future payments received under the Processa License Agreement will be subject to the CVR Agreement described in Note 2 – Merger.

10.	Net (Loss) Income per Share

Basic net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s warrants, stock options, RSUs and any unissued common stock for services, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options, RSUs and any unissued common stock for services. With the exception of the third quarter of 2023, no incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the other periods presented.

Index

Notes to Condensed Financial Statements
The following table presents the computation of weighted average common shares considered in the computation of diluted net (loss) income per share during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic	26,145,080	21,446,648	25,501,117	21,117,211
Dilutive stock options	—	914,583	—	—
Dilutive RSUs	—	44,764	—	—
Dilutive warrants	—	—	—	—
Diluted common shares outstanding	26,145,080	22,405,995	25,501,117	21,117,211

The following potential common shares were not considered in the computation of diluted net (loss) income per share as their effect would have been anti-dilutive for the three and nine-month periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series A and RDO warrants	7,204,299	7,204,299	7,204,299	7,204,299
Stock options	4,848,064	2,554,806	4,848,064	3,469,389
RSUs	1,130,430	237,244	1,130,430	282,008
Former Rexahn warrants	—	58,597	—	58,597

11.	Income Taxes

The effective tax rate for the nine months ended September 30, 2024 and 2023 was 0% and nominal, respectively. As of September 30, 2024, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.

The Company’s corporate returns are subject to examination for tax years beginning in 2020 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

12.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended September 30, 2024 and 2023, the Company contributed $40,000 and $21,000 to the 401K Plan, respectively. During the nine months ended September 30, 2024 and 2023, the Company contributed $141,000 and $77,000 to the 401K Plan, respectively.

13.	Subsequent Events

Acquisition of Opus Genetics

Summary of Transaction

As described in Note 1, “Nature of Business,” on October 22, 2024, the Company completed the stock purchase of Former Opus. Under the terms of the Merger Agreement, at the closing of the Opus Acquisition, the Company issued to the security holders of Former Opus 5,237,063 shares of the Company’s common stock, par value $0.0001 per share and 14,145.374 shares of the Company’s preferred stock, par value $0.0001 per share, designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), each share of which is convertible into 1,000 shares of common stock, subject to stockholder approval. Following the closing of the Opus Acquisition, the Company had 31,435,507 shares of common stock and 14,145.374 shares of preferred stock outstanding.

Index

Notes to Condensed Financial Statements
Ancillary Documents

In connection with the execution of the Merger Agreement, the Company and Former Opus entered into stockholder support agreements (the “Support Agreements”) with certain of the Company’s directors and officers. The Support Agreements provide that, among other things, each of the stockholders has agreed to vote or cause to be voted all of the shares of common stock owned by such stockholder at the next annual meeting of stockholders (the “Stockholders’ Meeting”) in favor of (i) the approval of the conversion of the Series A Preferred Stock into shares of common stock (the “Conversion Proposal”) and (ii) the approval of one or more adjournments of the Stockholders’ Meeting to solicit additional proxies if there are not sufficient votes cast in favor of the Conversion Proposal.

Concurrently and in connection with the execution of the Merger Agreement, certain of Former Opus security holders and all of the directors and officers of the Company entered into lock-up agreements, pursuant to which each such stockholder will be subject to a 180-day lock-up on the sale or transfer of shares of common stock held by such stockholder at Closing, including those shares received by Opus’s security holders in the Opus Acquisition.

In connection with the Merger Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain Former Opus security holders (the “Selling Security Holders”). Pursuant to the Registration Rights Agreement, the Company will prepare and file a resale registration statement covering the shares of common stock and shares of common stock underlying the Series A Preferred Stock issued to Former Opus security holders upon the closing of the Opus Acquisition (the “Registrable Securities”) with the SEC within 120 calendar days following the date of the Merger Agreement or such later date agreed to by the holders of no less than a majority of the then outstanding Registrable Securities (the “Filing Deadline”). The Company will use its reasonable best efforts to cause such registration statement to be declared effective by the SEC within 30 calendar days of the Filing Deadline (or within 60 calendar days if the SEC reviews and has written comments to the registration statement).

The Company has also agreed to, among other things, indemnify the Selling Security Holders as well as their officers, directors, agents, partners, members, managers, stockholders, any person that, directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with a person, as such terms are used in and construed under Rule 405 of the Securities Act of 1933 (as amended, the “Securities Act” and each such person, an “Affiliate”), investment advisers and employees of each of them, each person who controls any such Selling Security Holders (within the meaning of Section 15 of the Securities Act or Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and the officers, directors, partners, members, managers, stockholders, agents, Affiliates, investment advisers and employees of each such controlling person under the registration statement from certain liabilities and pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.

Certificate of Designation

On October 22, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Opus Acquisition. The Certificate of Designation provides for the issuance of shares of Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock (on an as-if-converted-to-Common-Stock basis) equal to and in the same form, and in the same manner, as dividends (other than dividends on shares of our common stock payable in the form of common stock) actually paid on shares of our common stock when, as and if such dividends (other than dividends payable in the form of common stock) are paid on shares of our common stock. In addition to any dividends payable as described above, commencing on October 15, 2025, holders of Series A Preferred Stock will be entitled to receive when, as and if declared by the Board or a duly authorized committee of the Board, and the Company will pay, out of funds legally available therefor, cumulative quarterly cash dividends of $26.00 per share of Series A Preferred Stock; provided that for the Series A Dividend Payment Date occurring on October 15, 2025, the amount of such quarterly cash dividend shall be $15.26. Any such dividends will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing with the first payment on October 15, 2025 (each such date, a “Series A Dividend Payment Date”).

Index

Notes to Condensed Financial Statements
Except as otherwise required by law, the Series A Preferred Stock will have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Certificate of Incorporation or the Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise, (ii) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (iii) amend, in any manner that would be reasonably likely to prevent, impede or materially delay the stockholder approval of the Conversion Proposal or the Automatic Conversion (as defined in the Certificate of Designation), or terminate any Support Agreements, or agree to any transfer, sale or disposition of such shares subject to the Support Agreements (except for such transfers, sales or dispositions with respect to which the approval of the Company is not required pursuant to the applicable Support Agreement), (iv) amend Sections 4.02, 4.03 or 4.07 of the Merger Agreement in any manner that would be reasonably likely to prevent, impede or materially delay the stockholder approval of the Conversion Proposal or (v) enter into any agreement with respect to any of the foregoing.

Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will be convertible into shares of common stock at any time at the option of the holder thereof, into 1,000 shares of common stock, subject to certain limitations.

Consulting Agreement with Dr. Bennett

In connection with Dr. Jean Bennett’s appointment as a member of the Board, effective October 22, 2024, she and the Company entered into a consulting agreement (the “Bennett Consulting Agreement”), pursuant to which Dr. Bennett will provide consulting services to the Company for a one-year period. Pursuant to the Bennett Consulting Agreement, Dr. Bennett was granted a restricted stock unit award with respect to 100,000 shares of common stock, which award is scheduled to vest on October 22, 2025, subject to her continued service with the Company through and including such date; provided, that the award will vest in full if the Bennett Consulting Agreement is terminated by (i) Dr. Bennett due to a breach of the Bennett Consulting Agreement by the Company, or (ii) the Company other than due to Dr. Bennett’s embezzlement, non-performance, fraud or deceit, or her violation of law or breach of the Bennett Consulting Agreement.

Appointment of President and Employment Agreement

Dr. Yerxa, age 58, has also been appointed to serve as the Company’s President, effective October 22, 2024. Dr. Yerxa has been the Chief Executive Officer and President of Former Opus since July 2022. In connection with his appointment, on and effective October 22, 2024, Dr. Yerxa and the Company entered into an employment agreement (the “Yerxa Employment Agreement”). The Yerxa Employment Agreement provides for a one-year employment term expiring on October 21, 2025, following which Dr. Yerxa will continue to provide consulting services to the Company for a period of three years (the “Yerxa Consulting Term”). Pursuant to the Yerxa Employment Agreement, Dr. Yerxa will receive an annual base salary of $425,000 and will be eligible for a target annual bonus equal to 35% of his base salary, prorated based on the number of days that Dr. Yerxa is employed by the Company during the applicable fiscal year and based on the achievement of performance metrics approved by the Compensation Committee of the Board (the “Compensation Committee”).

As provided in the Yerxa Employment Agreement, as an inducement for Dr. Yerxa to enter into the Yerxa Employment Agreement and subject to the terms of the Inducement Plan, Dr. Yerxa will be granted a time-based restricted stock unit award with respect to 332,800 shares of common stock, which award is scheduled to vest in four equal annual installments on each of the first four anniversaries of the grant date, subject to Dr. Yerxa’s continued service with the Company through each vesting date. During the Yerxa Consulting Term, Dr. Yerxa will receive an annual payment in the amount of $400,000, which amount may be paid in cash or, in the Company’s sole discretion with respect to up to 50% of the amount, in shares of common stock (or such greater amount as may be mutually agreed upon by the parties). The amounts to be paid to Dr. Yerxa during the Yerxa Consulting Term will be accelerated in the event that the Consulting Term is terminated by (i) Dr. Yerxa due to a breach of the consulting agreement by the Company, or (ii) the Company other than a for cause termination.

Index

Notes to Condensed Financial Statements
In the event of a termination of his employment by the Company without “Cause” or by Dr. Yerxa for “Good Reason” (each as defined in the Yerxa Employment Agreement and each, a “Qualifying Termination”), in each case, within twelve months following the closing date of the Opus Acquisition, then subject to Dr. Yerxa’s execution of a release of claims in favor of the Company (a “Release”) and continued compliance with certain restrictive covenants, Dr. Yerxa will be entitled to receive (i) a lump sum payment equal to the sum of 0.5 times (a) his base salary and (b) an amount equal to a prorated portion of his target annual bonus, (ii) continued health coverage for Dr. Yerxa and his covered dependents at the Company’s expense for up to twelve months, and (iii) all outstanding and unvested equity awards held by Dr. Yerxa will become fully vested and exercisable. In addition, in the event of a Qualifying Termination that occurs within three months prior to a “Change in Control” (as defined in the Yerxa Employment Agreement), then, in lieu of the amounts described in clause (i) above, and subject to Dr. Yerxa’s execution of a Release and continued compliance with certain restrictive covenants, Dr. Yerxa will be entitled to receive a lump sum payment equal to the sum of 0.5 times (x) his base salary and (y) his target annual bonus.

Dr. Yerxa will be subject to certain non-competition and non-solicitation covenants for twelve months following the termination of his employment with the Company.

Accounting Treatment

Given the timing of the closing of the Opus Acquisition, the purchase accounting is incomplete at this time. As such, it is not practicable for the Company to disclose the allocation of purchase price to assets acquired and liabilities assumed and pro forma revenues and earnings of the combined entity.

Inducement Plan Amendment

Effective as of October 20, 2024, the Company amended the 2021 Inducement Plan reserve to 2,625,258 shares of its common stock.

Index

Opus Genetics, Inc.
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

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Such statements include, but are not limited to, statements concerning our strategic business plans, the applications of our product candidates, ongoing discussions with the U.S. Federal Drug Administration (the “FDA”) regarding various of our drug products, and continued drug development and commercialization under our agreement with Viatris, Inc. (“Viatris”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements, including, without limitation:

•	The success and timing of regulatory submissions and pre-clinical and clinical trials, including enrollment and data readouts;
•	Regulatory requirements or developments;
•	Changes to or unanticipated events in connection with clinical trial designs and regulatory pathways;
•	Delays or difficulties in the enrollment of patients in clinical trials;
•	Substantial competition and rapid technological change;
•	Our development of sales and marketing infrastructure;
•	Future revenue losses and profitability;
•	Our relatively short operating history;
•	Changes in capital resource requirements;
•	Risks related to the inability of the Company to obtain sufficient additional capital to continue to advance its product candidates and its preclinical programs;
•	Domestic and worldwide legislative, regulatory, political and economic developments;
•	Employee misconduct;
•	Changes in market opportunities and acceptance;
•	Reliance on third-parties;
•	Future, potential product liability and securities litigation;
•	System failures, unplanned events, or cyber incidents;
•	The substantial number of shares subject to potential issuance associated with our Equity Line of Credit arrangement with Lincoln Park Capital Fund, LLC;
•	Risks that our partnership with Viatris, or our other licensing arrangements, may not facilitate the commercialization or market acceptance of the Company’s product candidates;
•	Future fluctuations in the market price of our common stock;
•	The success and timing of commercialization of any of the Company’s product candidates; and
•	Obtaining and maintaining the Company’s intellectual property rights.

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

Index

Opus Genetics, Inc.
Form 10-Q
Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

On October 22, 2024, Opus Genetics, Inc., a Delaware corporation formerly known as Ocuphire Pharma, Inc. (the “Company” or “Opus”), acquired a private corporation then operating under the name of “Opus Genetics, Inc.” (“Former Opus”) pursuant to the terms of an Agreement and Plan of Merger, dated as of October 22, 2024 (such agreement, the “Merger Agreement” and the transaction consummated via the Merger Agreement, the “Opus Acquisition”), by and among the Company, Former Opus, and certain merger subsidiaries party thereto. As consideration for the Opus Acquisition, the Company issued 5,237,063 shares of its common stock and 14,145.374 shares of Series A Preferred Stock, each of which is convertible into 1,000 shares of common stock.  As of November 7, 2024 there were 31,568,457 shares of the Company’s common stock outstanding.  If the shares of Series A Preferred Stock were converted as of that date, there would be a total of 45,713,831 shares of common stock outstanding. Further information about the Opus Acquisition can be found in Note 13 – Subsequent Events, included in “Part I, Item 1 – Financial Statements and Supplementary Data” of this Report.

Following the Opus Acquisition, the Company is a clinical-stage ophthalmic biotechnology company developing gene therapies for the treatment of inherited retinal diseases (IRDs) and other ophthalmologic disorders. The expanded pipeline includes multiple assets from its adeno-associated virus (AAV) based gene therapy portfolio that address mutations in genes that cause different forms of bestrophinopathy, Leber congenital amaurosis (LCA) and retinitis pigmentosa. The company’s most advanced gene therapy program is designed to address mutations in the LCA5 gene, which encodes the lebercilin protein. The pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size, and APX3330, a novel small-molecule inhibitor of Ref-1 to slow the progression of non-proliferative diabetic retinopathy. Phentolamine Ophthalmic Solution 0.75% is currently being evaluated in Phase 3 trials for presbyopia and dim (mesopic) light vision disturbances.

Due to the capital requirements and developmental timelines of APX3330, an oral small-molecule inhibitor of Ref-1 for the treatment of non-proliferative diabetic retinopathy, the company will seek a strategic partner to advance the clinical development of the late-stage diabetic retinopathy program and will redirect its existing resources towards the acquired gene therapy programs.

The most advanced gene therapy candidate, OPGx-LCA5, is being developed to treat LCA5, an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial with encouraging early data is ongoing. The trial has shown early clinical proof-of-concept, with new six-month data demonstrating visual improvement in three out of three adult patients participating in the trial, each of whom has late-stage disease.

Enrollment of the first pediatric patients in the LCA5 Phase 1/2 trial is expected in the first quarter of 2025, with the first data anticipated in the third quarter of 2025. As the program has received Rare Pediatric Disease Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (FDA), OPGx-LCA5 will be eligible to receive a priority review voucher upon biologics license application (BLA) approval.

OPGx-BEST1 is a gene therapy candidate acquired from Iveric Bio in late 2022. This asset is being developed for the treatment of IRDs associated with mutations in the BEST1 gene (“Best disease”), which can lead to legal blindness. Preclinical studies conducted in a naturally occurring canine model of Best disease treated with OPGx-BEST1 exhibited both safety and efficacy in support of a first in man clinical trial, which is planned for 2025.

RYZUMVI and Phentolamine Ophthalmic Solution 0.75% (PS)

Index

Opus Genetics, Inc.
Form 10-Q
In November 2022, we entered into a license and collaboration agreement (the “Viatris License Agreement”) with FamyGen Life Sciences, Inc. (acquired by and now known as Viatris, Inc. (“Viatris”)), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize (i) our refractive product candidate Phentolamine Ophthalmic Solution 0.75%, formerly known as Nyxol (“PS”), for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVI in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI was commercialized by Viatris in April 2024. For more information on the Viatris License Agreement, please refer to Note 9 – License and Collaboration Agreements included in “Part I, Item 1– Financial Statements and Supplementary Data” of this Report.

PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS can potentially be used across multiple indications such as treatment of pharmacologically-induced mydriasis (“RM”) (dilation of the pupil), presbyopia (age-related blurry near vision) and decreased vision under mesopic (low) light conditions after keratorefractive surgery. PS has been studied in a total of 13 clinical trials (three of which were Phase 1 trials, five of which were Phase 2 trials, and five of which were Phase 3 trials) in a total of over 1,400 study participants (with over 800 participants being treated with PS) and has demonstrated promising clinical data across the three targeted refractive indications.

We reported positive top-line data from multiple late-stage clinical trials for PS in reversal of pharmacologically induced mydriasis, presbyopia and dim light disturbances. The VEGA-2 Phase 3 study in presbyopia achieved its primary endpoint. The VEGA-3 Phase 3 clinical trial evaluating PS for presbyopia (age-related blurry near vision) is underway and topline data is expected in the first half of 2025. For decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment (“SPA”) for LYNX-2, a Phase 3 Trial of PS. LYNX-2 continues enrollment and topline data is expected in the first quarter of 2025. LYNX-3, an additional Phase 3 study for decreased vision under mesopic (low) light conditions following keratorefractive surgery, has commenced and is expected to enroll the first patient in the fourth quarter of 2024.

APX3330

APX3330 is a small-molecule inhibitor of Ref-1 (reduction oxidation effector factor-1 protein). Ref-1 is a regulator of transcription factors such as HIF-1α and NF-kB. Inhibiting Ref-1 has been shown to reduce levels of vascular endothelial growth factor (“VEGF”) and inflammatory cytokines which are known to play key roles in ocular angiogenesis and inflammation. APX3330 is an oral tablet intended to be administered twice per day in development for the treatment of diabetic retinopathy (“DR”).

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

In January 2023, we reported top-line efficacy and safety results from the ZETA-1 Phase 2 trial conducted in 103 subjects in DR, including moderately severe and severe NPDR and mild PDR, as well as patients with diabetic macular edema without loss of central vision. Although administration of APX3330 daily did not meet the study’s primary endpoint of percentage of patients with a ≥ 2-step improvement in Early Treatment of Diabetic Retinopathy Study (“ETDRS”) diabetic retinopathy severity scale (“DRSS”) in the study eye at week 24 compared to placebo, efficacy was seen on the ≥3-step worsening on a binocular DRSS Person Scale. Prevention or slowing of progression of DR to vision-threatening complication such as PDR is a clinically meaningful endpoint. APX3330 also demonstrated favorable safety and tolerability in diabetic patients. An End-of-Phase 2 (“EOP2”) meeting with the U.S. Food and Drug Administration (the “FDA”) was held in October 2023 . APX3330 demonstrated favorable safety and tolerability in the ZETA-1 trial. The Company submitted a SPA to the FDA in February 2024 to seek agreement on the clinical trial protocol and statistical analysis plan. The company continues dialog with the FDA and will update the market upon conclusion of these discussions.

Index

Opus Genetics, Inc.
Form 10-Q
Strategic Outlook

We intend to advance our current active pipeline, and may explore opportunities to in-license or out-license other drug candidates. To date, our primary activities have been conducting research and development activities, performing business and financial planning, recruiting personnel and raising capital. We have only one product, RYZUMVI, approved for sale that is generating royalties based on sales by Viatris, and we do not expect to consistently generate significant revenues, other than license and collaborations revenue, unless and until the FDA or other regulatory authorities approve, and we successfully commercialize, LCA5, BEST1, other internally-developed assets or PS for other indications. Until such time, if ever, as we can consistently generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings as well as through collaborations, strategic alliances and licensing arrangements.

Through September  30, 2024, we have funded our operations primarily through equity financings that totaled $67.8 million in gross proceeds, of which $21.15 million was received in connection with the merger (“Rexahn Merger”) with Rexahn Pharmaceuticals, Inc. (“Rexahn”) and through the issuance of convertible notes in private placements that totaled $8.5 million in gross proceeds net cash. In addition, we have received license fee and milestone payments of $45.0 million in the aggregate and reimbursement for costs related to development, all in connection with the Viatris License Agreement.

Our net loss was $7.5 million and $22.4 million for the three and nine months ended September 30, 2024, respectively, as compared to net income of $5.6 million and a net loss of $5.2 million for the three and nine months September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $103.9 million. We anticipate ongoing and new expenses  as we look to:

•	continue certain clinical and nonclinical work for LCA5, BEST1, other internally-developed assets, PS and for any other product candidate in our future pipeline;

•	develop additional product candidates that we identify, in-license or acquire;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	contract to manufacture our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan;

•	add operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts;

•	continue to operate as a public company; and

•	establish on our own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

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

Index

Opus Genetics, Inc.
Form 10-Q
Financial Operations Overview

License and Collaborations Revenue

License and collaborations revenue to date was derived from a one-time non-refundable payment related to a license transfer, an additional milestone payment and reimbursement of expenses earned under the Viatris License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from potential milestone and royalty payments from the agreements with Viatris, BioSense, or Processa, or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below. Until further notice, we will report earned RYZUMVI royalties as a component of revenue listed in the Income Statement.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained, and commercialization begins for LCA5, BEST1, other internally-developed assets or PS for indications other than RM. If we fail to complete the development of LCA5, BEST1, PS, or any other product candidate we may pursue in the future in a timely manner or fail to obtain regulatory approval, our ability to generate significant revenue would be compromised.

Operating Expenses

The Company’s operating expenses are classified into two categories: general and administrative and research and development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation costs, for personnel in functions not directly associated with research and development activities. Other significant costs include insurance coverage for directors and officers and other property and liability exposures, legal fees relating to intellectual property and corporate matters, business development costs, professional fees for accounting and tax services, other services provided by business consultants and legal settlements.

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

Index

Opus Genetics, Inc.
Form 10-Q
We expect that LCA5, BEST1, PS and other internally-developed assets will have higher development costs during the later stages of clinical development, as compared to costs incurred during their earlier stages of development, primarily due to the increased size and duration of the later-stage clinical trials and associated nonclinical studies. We expect our research and development expenses to increase over the next several years. However, it is difficult for us to determine with certainty the duration, costs and timing to complete our current or future nonclinical programs and clinical trials of LCA5, BEST1, PS and other internally-developed assets.

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

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments and reimbursements in connection with grants and other sources when they occur. In addition, this line item includes payments made by the Company in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former shareholders Rexahn.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of September 30, 2024 and December 31, 2023 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.

Results of Operations

The following discussion of the Company’s results of operations refers to the Company’s results of operations prior to the Opus Acquisition, and are not indicative of the Company’s future results of operations.

Comparison of Three Months Ended September 30, 2024 and 2023

Index

Opus Genetics, Inc.
Form 10-Q
The following table summarizes the Company’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2024	2023	Change

License and collaborations revenue	$3,867	$11,935	$(8,068)

Operating expenses:
General and administrative	2,894	2,055	839
Research and development	8,982	3,494	5,488
Total operating expenses	11,876	5,549	6,327
Loss from operations	(8,009)	6,386	(14,395)
Financing costs	—	(1,328)	1,328
Fair value change in derivative liability	—	61	(61)
Other income, net	483	456	27
(Loss) income before income taxes	(7,526)	5,575	(13,101)
Provision for income taxes	—	(14)	14
Net (loss) income	$(7,526)	$5,561	$(13,087)

License and Collaborations Revenue

License and collaborations revenue was $3.9 million and $11.9 million for the three months ended September 30, 2024 and 2023, respectively. Revenue during both quarterly periods was derived from the Viatris License Agreement. Revenue for the three months ended September 30, 2024 was comprised largely of the reimbursement of research and development services.  In addition, revenue during the current period quarter included an earned royalty payment in the amount of $14,000 from the sales of RYZUMVI, indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. The decrease in license and collaborations revenue during the current three month period ended September 30, 2024 compared to the corresponding prior year period was largely due to the one-time achievement of a $10.0 million milestone attributed to the FDA’s approval of PS, for reversal of mydriasis in the prior year period.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $2.9 million compared to $2.1 million for the three months ended September 30, 2023. The increase period over period of $0.8 million was primarily attributable to personnel related costs of $0.2 million, stock-based compensation of $0.2 million, legal support costs of $0.1 million and business development costs of $0.4 million, offset in part by a reduction in non-legal professional service costs of $0.1 million. General and administrative expenses included $0.5 million and $0.3 million in stock-based compensation expense, a non-cash expense, during both three months ended September 30, 2024 and 2023, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2024	2023	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$3,561	$1,561	$2,000
APX3330	4,272	1,294	2,978
Unallocated	90	158	(68)
Total external cost	7,923	3,013	4,910
Internal costs:
Employee related expenses	993	469	524
Facilities, supplies and other	66	12	54
Total internal costs	1,059	481	578
Total research and development expenses	$8,982	$3,494	$5,488

Index

Opus Genetics, Inc.
Form 10-Q
Research and development expenses for the three months ended September 30, 2024 were $9.0 million compared to $3.5 million for the three months ended September 30, 2023. The $5.5 million increase in the current period was primarily attributable to increased clinical costs of $2.7 million for the Lynx-2 and Vega-3 trials and other research and development activities period over period, drug manufacturing costs of $0.8 million and toxicology service costs of $1.2 million, related to APX3330, and increased payroll related costs of $0.5 million and regulatory and operating related expenses of $0.3 million on a net basis. Pursuant to the Nyxol License Agreement, our budgeted research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses also included $0.2 million in stock-based compensation expense, a non-cash expense, during each of the three month periods ended September 30, 2024 and 2023.

Financing costs

Financing costs for the three months ended September 30, 2023 of $1.3 million was comprised of issuance costs attributed to the equity line financing with Lincoln Park described further below. There were no financing costs during the three month period ended September 30. 2024.

 Fair value change in derivative liability

The fair value change in derivative liability attributed to the equity line financing with Lincoln Park, described further below, was a gain of $0.1 million for the three months ended September 30, 2023 attributed to the fluctuations in our common stock fair value and the number of potential shares of common stock issuable at the various discount tiers under the equity line financing.  The fair value change in derivative liability attributed to the equity line financing with Lincoln Park was de minimis during the three months ended September 30, 2024.

Other Income, net

During the three months ended September 30, 2024, the Company had other income, net of $0.5 million related primarily to interest income of $0.5 million in connection with our cash and cash equivalents on-hand.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes the Company’s operating results for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023	Change

License and collaborations revenue	$6,690	$17,358	$(10,668)

Operating expenses:
General and administrative	10,918	8,680	2,238
Research and development	19,817	13,812	6,005
Total operating expenses	30,735	22,492	8,243
Loss from operations	(24,045)	(5,134)	(18,911)
Financing costs	—	(1,328)	1,328
Fair value change in derivative liability	—	61	(61)
Other income, net	1,648	1,224	424
Loss before income taxes	(22,397)	(5,177)	(17,220)
Provision for income taxes	—	(14)	14
Net loss	$(22,397)	$(5,191)	$17,206)

Index

Opus Genetics, Inc.
Form 10-Q
License and Collaborations Revenue

License and collaborations revenue was $6.7 and $17.4 million for the nine months ended September 30, 2024 and 2023, respectively. Revenue during the nine month period ended September 30, 2024 was derived primarily from the reimbursement of research and development services under the Viatris License Agreement, and to much less extent, an earned royalty payment of $36,000 from the sales of RYZUMVI indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. Revenue during the nine month period ended September 30, 2023 was derived from both the reimbursement of research and development services under the Viatris License Agreement and a one-time achievement of a $10.0 million milestone attributed to the FDA’s approval of PS, for reversal of mydriasis which resulted in the decrease in revenue period over period.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $10.9 million compared to $8.7 million for the nine months ended September 30, 2023. The increase period over period of $2.2 million was primarily attributable to legal support of $1.4 million, business development activities of $0.7 million, non-legal profession service support costs of $0.1 million and other costs of $0.2 million on a net basis, offset in part by stock-based compensation of $0.1 million and payroll related costs of $0.1 million. General and administrative expenses totaled $1.9 million and $2.0 million in stock-based compensation expense, a non-cash expense, during the nine months ended September 30, 2024 and 2023, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$5,678	8,732	(3,054)
APX 3330	10,959	2,947	8,012
Unallocated	238	536	(298)
Total external cost	16,875	12,215	4,600
Internal costs:
Employee related expenses	2,776	1,578	1,198
Facilities, supplies and other	166	19	147
Total internal costs	2,942	1,597	1,345
Total research and development expenses	$19,817	13,812	6,005

Research and development expenses for the nine months ended September 30, 2024 were $19.8 million compared to $13.8 million for the nine months ended September 30, 2023. The $6.0 million increase was primarily attributable to increased manufacturing costs of $2.5 million and toxicology activity costs of approximately $2.5 million for APX3330, offset by decreased clinical costs of $0.4 million for the APX3330 ZETA-1 trial and other research and development activities period over period. Additionally, higher payroll costs, including stock-based compensation, and consulting costs of $1.1 million in the aggregate, and regulatory and other operating expenses of $0.3 million, on net basis, contributed to the expense increase during the current nine-month period. Pursuant to the Nyxol License Agreement, our budgeted research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses also included $0.7 million and $0.8 million in stock-based compensation expense, a non-cash expense, during the nine months ended September 30, 2024 and 2023, respectively.

Index

Opus Genetics, Inc.
Form 10-Q
Financing costs

Financing costs for the nine months ended September 30, 2023 of $1.3 million was comprised of issuance costs attributed to the equity line financing with Lincoln Park described further below. There were no financing costs for the nine months ended September 30, 2024.

 Fair value change in derivative liability

The fair value change in derivative liability attributed to the equity line financing, described further below, was a gain of  $0.1 million for the nine months ended September 30, 2023 attributed to the fluctuations in our common stock fair value and the number of potential shares of common stock issuable at the various discount tiers under the equity line financing. The fair value change in derivative liability attributed to the equity line financing with Lincoln Park was de minimis during the nine months ended September 30, 2024.

Other Income, net

During the nine months ended September 30, 2024, the Company had other income, net of $1.6 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

During the nine months ended September 30, 2023, the Company had other income, net of $1.2 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Liquidity and Capital Resources

 Capital Resources

As of September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $36.6 million. We believe that our cash on hand as of September 30, 2024 will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of September 30, 2024, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at two large financial institutions.

Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of approximately $67.8 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for the Company’s convertible notes (the “Company Convertible Notes”). In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2022, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022, all in connection with the Viatris License Agreement.

Lincoln Park Purchase Agreement

On August 10, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 246,792 shares of the Company’s common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever in any direct or indirect short selling or hedging of our common stock. In addition to the commitment shares referenced above, a total of 1,700,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through September 30, 2024 in the amount of $5.2 million.

Index

Opus Genetics, Inc.
Form 10-Q
At-The-Market Program

On January 10, 2024, we filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on January 23, 2024 under which the Company may offer and sell, from time to time in our sole discretion, securities having an aggregate offering price up to $175 million. On March 11, 2021, we entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million (the “ATM”). A total of 7,653,838 shares of common stock were sold under the ATM since its inception for gross proceeds through September 30, 2024 in the amount of $26.4 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of September 30, 2024, 1,538,461 RDO Warrants were still outstanding. The offering of the securities was made pursuant to our effective shelf registration statement on Form S-3.

Pre-Rexahn Merger Financing

Securities Purchase Agreement

On June 17, 2020, the Company, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by directors of the Company, and one director of Rexahn, upon closing of the Rexahn Merger. For more information, please refer to Note 6 - Stockholders’ Equity - Pre-Merger Financing included in “Part I, Item 1– Financial Statements and Supplementary Data” of this Report.

Index

Opus Genetics, Inc.
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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of September 30, 2024, 5,665,838 Series A Warrants were still outstanding.

At issuance, the Series A Warrants contained certain provisions that could have resulted in a downward adjustment of the initial exercise price and an upward adjustment in the number of shares underlying the warrants if the Company were to have issued or sold, or made an agreement to issue or sell, any shares of common stock for a price lower than the exercise price then in effect. Pursuant to the terms of the Waiver Agreements, these provisions are no longer in effect.

Series B Warrants

The Series B Warrants had an exercise price of $0.0001 and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of September 30, 2024, none of the Series B Warrants remained outstanding.

 Company Convertible Notes

From May 2018 through March 2020, we issued the Company Convertible Notes for aggregate gross proceeds of $8.5 million, inclusive of the promissory notes exchanged for Company Convertible Notes. The final closing of the Company Convertible Notes occurred on March 10, 2020. The Company Convertible Notes had an interest rate of 8% per annum. On November 4, 2020, all of the Company’s outstanding notes were converted into 977,128 shares of the Company’s common stock in connection with the completion of the Rexahn Merger.

Cash Flows

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2024	2023

Net cash used in operating activities	$(18,138)	$(5,660)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	4,269	5,376
Net decrease in cash and cash equivalents	$(13,869)	$(284)

Index

Opus Genetics, Inc.
Form 10-Q
Cash Flow from Operating Activities

For the nine months ended September 30, 2024, cash used in operating activities of $18.1 million was attributable to a net loss of $22.4 million, partially offset by $2.6 million in non-cash operating expenses and a net change cash source of $1.7 million in the Company’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $2.6 million. The change in operating assets and liabilities was primarily attributable to increases in our accrued expenses and to decreases in our prepaid expenses, all associated with  the Company’s operating expenses under the normal course of business. Our net sources of cash during the period were partially offset by a net increase in the Company’s accounts receivable attributed to the timing of payments from Viatris and to a net decrease in our accounts payable due to the timing of payments under the normal course of business.

For the nine months ended September 30, 2023, cash used in operating activities of $5.7 million was attributable to a net loss of $5.2 million, partially offset by $4.1 million in non-cash operating expenses and a net change cash use of $4.6 million in the Company’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $2.8 million, non-cash financing costs of $1.2 million in connection with the equity line financing and $0.2 million of issuance costs reclassified to financing activities, offset by a fair value gain attributed to the derivative liability of $0.1 million. The change in operating assets and liabilities was primarily attributable to an overall net increase in the Company’s accounts receivable attributed to the milestone receivable associated with the FDA’s approval of PS, for reversal of mydriasis. Net cash used for the period was partially offset by decreases in our contract assets/unbilled receivables and prepaid expenses and increases in our accounts payable and accrued expenses, all associated with  the Company’s operating expenses under the normal course of business.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $4.3 million, consisting of net proceeds received from both the 2021 ATM and the equity line financing in the aggregate of $4.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $5.4 million, consisting of net proceeds received from both the 2021 ATM and the equity line financing in the aggregate of $5.4 million.

  Liquidity and Capital Resource Requirements

As of September 30, 2024, we had cash and cash equivalents of $36.6 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million, a milestone payment of $10 million, reimbursement and expected reimbursement of expenses and royalties earned under the Viatris License Agreement and, to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreements with Viatris, BioSense or Processa, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained and commercialization begins for LCA5, BEST1, other internally-developed assets or PS for indications other than RM. If we fail to complete the development of LCA5, BEST1, other internally-developed assets, PS or any other product candidate we may pursue in the future in a timely manner or fail to obtain regulatory approval for any of such product candidates, our ability to generate significant revenue would be compromised.

Index

Opus Genetics, Inc.
Form 10-Q
Through the ATM, we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million. A total of 7,653,838 shares of common stock were sold under the ATM since its inception for gross proceeds through September 30, 2024 in the amount of $26.4 million.

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

Future Capital Requirements

Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of PS are fully reimbursed by Viatris. The development of LCA5, BEST1 and other internally-developed assets is subject to numerous uncertainties, and we have based these estimates on assumptions that may prove to be substantially different than what we currently anticipate and could result in cash resources being used sooner than what we currently expect. Additionally, the process of advancing early-stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Our ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support our cost structure. We cannot give any assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2025. Refer to Note 3 – Commitments and Contingencies included in Part 1, Item 1 – “Financial Statements” of this Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

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

Index

Opus Genetics, Inc.
Form 10-Q
Our significant accounting policies are discussed in Note 1 — Company Description and Summary of Significant Accounting Policies, included in “Part I, Item 1 – Financial Statements and Supplementary Data” of this Report. We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective, or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with the Audit Committee of our Board. We have not made any material changes to date, nor do we believe there is a reasonable likelihood of a material future change to the accounting methodologies for the areas described below.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation. Accordingly, compensation costs related to equity instruments granted are recognized at the grant date fair value which is not subject to remeasurement. We record equity instrument forfeitures when they occur. For discussions about the application of grant date fair value associated with our stock-based compensation, see Note 7 — Stock-based Compensation included in “Part 1, Item 1 – Financial Statements” of this Report.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in our most recent Annual Report on Form 10-K for the year ended December 31, 2023, this Quarterly Report and our other filings with the Securities and Exchange Commission. Any of the risks and uncertainties set forth herein could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price or value of our securities. Additional risks not currently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. As a result, you could lose all or part of your investment.

Index

Opus Genetics, Inc.
Form 10-Q
Due to the recent expansion of our business following the Merger, we are restating our risk factors in their entirety in this Quarterly Report on Form 10-Q.

Risks Related to the Opus Acquisition

The integration with Former Opus presents challenges, and the failure to successfully integrate the businesses could have a material adverse effect on our business, financial condition and results of operations.

The Opus Acquisition combined two independent companies with different operations and focuses on drug development. We are devoting significant management attention and resources to integrating our business practices and portfolio of assets and reorienting our operations so that we may focus on developing gene therapy treatments. We may fail to realize some or all of the anticipated benefits of the Opus Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

●
the inability to successfully combine our assets in a manner that permits us to expand our product pipeline or achieve the anticipated benefits from the Opus Acquisition, which would result in the anticipated benefits of the Opus Acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

●	the creation of uniform standards, controls, procedures, policies and information systems;
●	the addition of new personnel, including new management, which may be difficult to smoothly integrate; and
●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Opus Acquisition.

Index

Opus Genetics, Inc.
Form 10-Q
It is likely that the integration process could result in the diversion of our management’s attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or potential partnerships which could adversely affect our ability to maintain our current business relationships or the ability to achieve the anticipated benefits of the Opus Acquisition, or could otherwise adversely affect our business and financial results.

After the Opus Acquisition, we significantly expanded our product pipeline and the business operations and strategies of the Company fundamentally changed, and these changes may not result in an improvement in the value of our common stock.

Following the Opus Acquisition, we are now a biotech company focused on developing gene therapies to treat inherited retinal diseases (“IRDs”). We expanded our product pipeline by including gene therapy programs. We cannot guarantee that implementing the Opus Acquisition and related transactions will not impair stockholder value or otherwise adversely affect our business. The Opus Acquisition poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Opus Acquisition to our stockholders.

Our stockholders may not realize a benefit from the Opus Acquisition commensurate with the ownership dilution they experienced in connection with the Opus Acquisition.

In the event we are unable to realize the strategic benefits currently anticipated from the Opus Acquisition, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. We have devoted and will continue to devote significant management attention and resources to integrate the two companies and we may not manage these processes successfully. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits anticipated. It is also possible that undisclosed, contingent or other liabilities or problems in connection with the acquired company may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and prospects.

If our stockholders do not approve the conversion of our Series A Preferred Stock at the 2025 Annual Meeting of Stockholders, we may be required to divert funds from our business to pay dividends on outstanding shares of Series A Preferred Stock.

In connection with the Opus acquisition, we issued 14.1 thousand shares of convertible Series A Preferred Stock to existing stockholders of Former Opus. The shares of Series A Preferred Stock will be convertible into shares of common stock, subject to stockholder approval at the 2025 Annual Meeting of Stockholders, to be held in April 2025. If the conversion is not approved by stockholders, the holders of Series A Preferred Stock will be entitled to quarterly cash dividends commencing on October 15, 2025. The payment of such dividends could divert capital away from the development of our business to the detriment of our stockholders.

Risks Related to the Development of Our Gene Therapy Products and other Product Candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

We have focused our business on the development of gene therapy programs for the treatment of IRDs and plan to continue to expand our gene therapy portfolio. Our future success depends on our successful development of viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We may be unable to reduce development timelines and costs for our other gene therapy development programs. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent us from completing our clinical trials, meeting the obligations of our collaborations or successfully.

Index

Opus Genetics, Inc.
Form 10-Q
In addition, the clinical trial requirements of FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as our products, including OPGx-BEST, can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates, or how long it will take to commercialize any other products for which we receive marketing approval.

Regulatory bodies and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product and product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology with few approved to date in the United States and EU. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product and product candidates, if approved, prescribing treatments that involve the use of our product and product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any products for which we obtain marketing approval.

Gene therapies are novel, complex and difficult to manufacture. We could experience production problems in our network of external facilities that result in delays in our development or commercialization programs or otherwise adversely affect our business.

Our gene therapy product and product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the product or product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EU or other applicable standards or specifications with consistent and acceptable production yields and costs.

Index

Opus Genetics, Inc.
Form 10-Q
In addition, FDA, EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, FDA, EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. We have experienced lot failures in the past and there is no assurance we will not experience such failures in the future. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. We also may encounter problems hiring and retaining the experienced specialist scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Because we are developing product candidates for the treatment of IRD in which there is less clinical experience for gene therapy products as compared to other diseases and, in some programs, using new endpoints or techniques, there is increased risk that certain regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.

There are no pharmacologic therapies approved to treat IRDs caused by LCA5 gene mutations in the United States or EU. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat IRDs. Certain aspects of IRDs render efficacy endpoints historically used for vision clinical trials less applicable as clinical endpoints. As a result, the design and conduct of clinical trials for these disorders is subject to increased risk. In addition, the treatment of certain IRDs, such as BEST1 mutations, may require assessment of clinical endpoints that reflect a stabilization, as opposed to an improvement, of functional vision. Assessing these endpoints may require longer periods of observation and may delay the completion of any trials we may undertake.

Our gene therapy product candidates and the process for administering our gene therapy product candidates may cause undesirable and unforeseen side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other vectors. While new recombinant vectors have been developed to reduce these side effects, gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.

Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration which, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving AAV vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If our vectors demonstrate a similar effect, which we are unable to mitigate with immuno-suppressive regimens, we may decide or be required to halt or delay further clinical development of our product candidates and our commercial efforts could be materially and adversely affected.

Index

Opus Genetics, Inc.
Form 10-Q
In addition to any potential side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our marketing authorization or clinical trials could be suspended or terminated.

In addition, FDA could impose a Risk Evaluation and Mitigation Strategy (“REMS”), and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval or commercial acceptance of our product candidates. A REMS may include, among other things, a communication plan to health care practitioners or patients, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Similar risk management programs could be imposed by equivalent authorities in foreign jurisdictions, including by the European Commission. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;
●	regulatory authorities may require additional warnings or limitations of use in product labeling;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
●	we could be sued and held liable for harm caused by our products to patients; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any products for which we receive marketing approval and could significantly harm our business, financial condition, results of operations and prospects.

Orphan Drug Designation and Rare Pediatric Disease Designation, among other designations by the FDA, may not lead to a faster development, regulatory review or approval process and it does not increase the likelihood that any of our gene therapy product candidates will receive marketing approval in the United States. The potential award of a Priority Review Voucher may not result in a financial benefit to us.

We received Orphan Drug Designation in September 2024 and Rare Pediatric Disease Designation in August 2024 for OPGx-LCA5 to treat LCA5, an early-onset retinal degeneration that causes vision loss. We may, in the future, apply for such designations for our other gene therapy product candidates in the United States.

Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug status provides incentives that include specialized guidance to help expedite development, exemption from user fees and potential for seven years of market exclusivity following approval. Qualification to maintain orphan drug status is generally monitored by the regulatory authorities during the orphan drug exclusivity period, currently seven years from the date of approval in the United States.  It is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan products.

Index

Opus Genetics, Inc.
Form 10-Q
Under the Food and Drug Administration Safety and Innovation Act (FDASIA) of 2012 the FDA is authorized to award a priority review voucher (“PRV”) to a drug sponsor upon approval of that sponsor’s drug to treat a rare pediatric disease.  A drug sponsor can later redeem the voucher when submitting another new drug application to treat any disease or condition in adults or children, or it may sell or transfer the voucher to another sponsor. A voucher entitles a sponsor to a 6-month priority review by FDA rather than the 10-month standard review.  In some instances, recipients of PRVs have transferred them to other drug developers in exchange for substantial financial consideration.  Even if OPGx-LCA5 is approved, it is not certain that we will be awarded a PRV as it may no longer meet the conditions for such an award at that time.  In addition, even if we receive a PRV, there can be no assurance that we will be able to apply it to review of one of our other drug candidates or to transfer it for significant consideration, if at all. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that an NDA or BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, due to the current statutory authority for the RPD and voucher program, the FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of December 20, 2024, and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. If Congress does not enact legislation reauthorizing the program, additional indications will not be eligible for an RPD designation or priority review voucher. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

If we request orphan drug designation or rare pediatric disease designation for our other current or future product candidates, there can be no assurances that the FDA will grant any of our product candidates such designation. Accordingly, even if we believe one of our product candidates meets the criteria for designations, the FDA may disagree. In any event, the receipt of a designation, or the redemption of a PRV for a product candidate, may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA, nor does it limit the ability of the FDA to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval. Further, there may be changes to the regulatory scheme surrounding these designations, which render them obsolete.

We may encounter substantial delays in our planned clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

Index

Opus Genetics, Inc.
Form 10-Q
●	delays in reaching a consensus with regulatory authorities on trial design;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required institutional review board or independent Ethics Committee approval at each clinical trial site;
●
delays in recruiting and enrolling suitable subjects to participate in our clinical trials, due to factors such as the size of the trial or subject population, process for identifying subjects, design or expansion of protocols, eligibility and exclusive criteria, perceived risks and benefits of the relevant product candidate or gene therapy generally, availability of competing therapies and trials, severity of the disease under investigation, need and length of time required to discontinue other potential therapies, availability of genetic testing, availability and proximity of trial sites for prospective subjects, ability to obtain subject consent and referral practices of physicians;

●	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
●	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
●	failure to perform in accordance with GCP, or applicable regulatory guidelines in the European Union and other countries;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform;
●	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or subjects dropping out of a trial;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to successfully complete research studies and preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates, if approved, and may harm our business, financial condition, results of operations and prospects.

We may be negatively impacted if the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates.

If the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to changes in the way the product is administered;

Index

Opus Genetics, Inc.
Form 10-Q
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing or other requirements;
●	have regulatory authorities withdraw, vary or suspend their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA.

The results from the prior nonclinical studies and clinical trials for our product candidates may not necessarily be predictive of the results of future nonclinical studies or clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the results from our prior clinical trials of our product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience than us) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If we fail to produce adequate results reflecting adequate efficacy and safety in our clinical trials of any of our product candidates, the development timelines, regulatory approvals, and commercialization prospects for our product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, our product candidates may not be approved even if they achieve their respective primary endpoints in additional Phase 3 registration trials. The FDA may disagree with our trial designs or our interpretation of data from nonclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a clinical registration trial that has the potential to result in approval by the FDA or another regulatory authority. For instance, although we have reached an SPA agreement with FDA for a Phase 3 study for PS for decreased vision under dim (mesopic or low) light conditions after keratorefractive surgery, the FDA may ultimately require additional studies for approval.

The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Although the FDA may agree to an SPA, an SPA agreement does not guarantee approval of a product. Even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances like if public health concerns emerge that were unrecognized at the time of the SPA agreement.

In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol. Generally, such modification is intended to improve the study. However, if the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval.

Index

Opus Genetics, Inc.
Form 10-Q
Furthermore, regulatory authorities may also approve our product candidates for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Before obtaining regulatory approvals for the commercial sale of any product candidate for any target indication, we must demonstrate with substantial evidence gathered in nonclinical studies and adequate and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. We cannot assure you that the FDA or non-U.S. regulatory authorities would consider our planned clinical trials to be sufficient to serve as the basis for approval of our product candidates for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that our product candidates are safe and effective. If we are required to conduct clinical trials of our product candidates in addition to those we have planned prior to approval, we may need substantial additional funds, and cannot assure you that the results of any such outcomes trial or other clinical trials will be sufficient for approval. Furthermore, if our current and planned nonclinical and clinical trials do not satisfy the requirements of the FDA or non-U.S. regulatory authorities, our business may be materially harmed.

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

We or our future collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Patient enrollment can be affected by many factors, including:

●	perceived risks and benefits of gene therapy-based approaches or our product candidate under study;
●	availability of genetic testing for potential subjects;
●	availability and efficacy of medications already approved for the disease under investigation;
●	eligibility criteria and visit schedule for the trial in question;
●	competition for eligible patients with other companies conducting clinical trials for product candidates seeking to treat the same indication or patient population;
●	our payments for conducting clinical trials;
●	perceived risks and benefits of the product candidate under study;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	proximity and availability of clinical trial sites for prospective patients.

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

We may expend a substantial amount of our resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are currently focusing on gene therapy development programs. As a result, we may forego or delay pursuit of opportunities for other indications from our non-gene therapy portfolio or with other potential product candidates that later prove to have greater commercial potential. Due to changes or failure to accurately predict the size of the addressable market, among other reasons, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications or future product candidates may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for our product candidates, we may not gain approval or achieve market acceptance of that candidate, and our business and financial results will be harmed.

Index

Opus Genetics, Inc.
Form 10-Q
Risks related to the commercialization of RYZUMVI and product candidates which obtain marketing approval

We depend heavily on the success of our product pipeline. If we fail to find strategic partners or we (including our strategic partner) fail to adequately commercialize our pipeline products, our business will be materially harmed.

Our business depends largely on the successful clinical development, regulatory approval and commercialization of gene therapies and Phentolamine Ophthalmic Solution 0.75% Eye Drops “PS”. Viatris is our strategic partner for the commercialization of FDA-approved RYZUMVI and for the further development and commercialization, if FDA-approved, of PS. APX300 is still in clinical development and we are seeking strategic partners to continue its development. We (or any future our strategic partners) plan to invest a significant portion of our efforts and financial resources in the development of our products. Further, we have already spent significant efforts in developing our pipeline of products. Our ability to generate product revenues depends heavily on obtaining marketing approval for and commercializing our gene therapy products and PS for additional indications.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of a drug product are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations may differ. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA or in any foreign countries until we receive the requisite approval from such countries. Before obtaining regulatory approval for the commercial sale of our product candidates for a particular indication, we must demonstrate through nonclinical testing and clinical trials that the applicable product candidate is safe and effective for use in that target indication. This process can take many years and may be followed by post-marketing studies and surveillance together which will require the expenditure of substantial resources beyond the proceeds raised in our equity and debt financings to date. Of the large number of drugs in development in the United States, only a small percentage of drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to complete development and FDA approval of our product candidates, we cannot assure you that our product candidates will be approved or commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. The success of our product candidates could be impacted by several factors, including the following:

●	delays in, termination, or numerous unforeseen events during, or as a result of, manufacturing or clinical trials;
●	obtaining unfavorable results from nonclinical and clinical studies for our product candidates;
●	the cost of clinical trials being greater than anticipated;
●	the willingness of patients or medical investigators to follow our clinical trial protocols and the number of patients willing to participate;
●	delays in applying for and receiving marketing and NDA approvals from applicable regulatory authorities for our product candidates;
●
other government or regulatory delays and changes in regulatory requirements, policy and guidelines may require us to perform additional clinical trials or use substantial additional resources to obtain regulatory approval;

●
issues with making arrangements with third-party manufacturers for commercial quantities of RYZUMVI and our product candidates and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

●	establishing sales, marketing, and distribution capabilities and launching commercial sales of RYZUMVI and our product candidates, if and when approved, whether alone or in collaboration with others;
●	acceptance of RYZUMVI and our product candidates by patients, the medical community, and third-party payors;
●	effectively competing with other therapies, including the existing standard-of-care;
●	maintaining a continued acceptable safety profile of RYZUMVI and our product candidates following approval;
●	obtaining and maintaining coverage and adequate reimbursement from third-party payors;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	protecting our rights in our intellectual property portfolio related to RYZUMVI and our product candidates; and
●	our ability to fulfill requests for additional data regarding our product candidates.

Index

Opus Genetics, Inc.
Form 10-Q
In addition, under the Apexian License Agreement, the Company has rights to certain compounds for use in ophthalmic and diabetic diseases. The Company does not control the development of these compounds in other non-ophthalmic indications.

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

We granted Viatris an exclusive right to commercialize RYZUMVI and PS in key global markets. Additionally, we granted Viatris the exclusive right and license to develop RYZUMVI and PS outside of the United States. The collaboration with Viatris may not be successful due to several factors, including the following:

●	Viatris may not be able to manufacture our products in a timely or cost-effective manner;
●	Viatris may not timely perform its obligations under the Viatris License Agreement;
●	Viatris may fail to effectively commercialize our products;
●	Viatris may not be able to sublicense RYZUMVI or PS to one or more suitable parties outside the United States; or
●
contractual disputes or other disagreements between us and Viatris, including those regarding the development, manufacture, sub licensure and commercialization of our products, interpretation of the License Agreement, and ownership of proprietary rights. Viatris may select a new development partner for RYZUMVI and PS in the U.S. upon 90 days’ notice to the Company.

Any of the foregoing could adversely impact the likelihood and timing of any payments we are eligible to receive under the Viatris License Agreement. The Company will be reliant on Viatris to drive the commercialization and sales of our products. If Viatris does not perform its obligations under the Viatris License Agreement, this could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline

If we fail to receive regulatory approval for gene therapy treatment of IRDs or any of our planned indications for our non-gene therapy product candidates or fail to develop additional product candidates, our commercial opportunity will be limited.

We are focused on the development of our gene therapy candidates for IRDs and our other product candidates for our target indications, DR, the reversal of pharmacologically-induced mydriasis, treatment of presbyopia, and decreased vision under dim (mesopic or low) lighting conditions after keratorefractive surgery. RYZUMVI has been approved for the treatment of pharmacologically-induced mydriasis. However, we cannot assure you that we will be able to obtain regulatory approval of our product candidates for any other indication, or successfully commercialize our product candidates, following approval. If we do not receive regulatory approval for, or successfully commercialize, our product candidates for one or more of our targeted or other indications, our commercial opportunity will be limited.

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

Index

Opus Genetics, Inc.
Form 10-Q
We or others could discover that our product candidates lack sufficient efficacy, or sufficient efficacy compared to competitor products or that they cause undesirable side effects that were not previously identified, which could delay or prevent regulatory approval or commercialization.

Because our products have been tested in relatively small patient populations, at a limited range of daily doses, and for limited durations to date, it is possible that our clinical trials have or will indicate an apparent positive effect that is greater than the actual positive effect, if any, or that additional and unforeseen side effects may be observed as its development progresses. The discovery that product candidates lack sufficient efficacy, or that they cause undesirable side effects (including side effects not previously identified in our completed clinical trials), could cause us or regulatory authorities to interrupt, delay, or discontinue clinical trials, and could result in the denial of regulatory approval by the FDA or other non-U.S. regulatory authorities for any or all targeted indications.

The discovery that our product candidates lack sufficient efficacy or that they cause undesirable side effects that were not previously identified could prevent us from commercializing such product candidates and generating revenues from sales. In addition, if we receive marketing approval for our product candidates:

●	we may discover that they are less effective, or identify undesirable side effects caused by our product candidates:
●	regulatory authorities may withdraw their approval of the product;
●	we may be required to recall the product, change the way this product is administered, conduct additional clinical trials, or change the labeling or distribution of the product (including REMS);
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the product;
●	we may be subject to fines, injunctions, or the imposition of civil or criminal penalties;
●	we could be sued and held liable for harm caused to patients;
●	the product may be rendered less competitive and sales may decrease; or
●	our reputation may suffer generally among both clinicians and patients.

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

The development and commercialization of new drug products, including in the gene therapy field, is highly competitive. We expect to face competition with respect to our product candidates, if approved, and will face competition with respect to any future product candidates that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions, and government agencies worldwide. The ophthalmic therapies market is highly competitive and dynamic. Our success will depend, in part, on our ability to obtain a share of the market for our planned indications. [While there are currently no direct competitors for our OPGx-LCA5 gene therapy program, there are various companies developing gene therapies for the treatment of IRDs, which may ultimately directly compete with us in the future.] Further, other pharmaceutical companies may develop therapies for the same indications that would compete with or our product candidates, if approved, and that would not infringe the claims of our in-licensed patents, pending patent applications, or other proprietary rights, which could adversely affect our business and results of operations.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

We do not currently have any sales or marketing infrastructure in place and may face difficulties in establishing sales and marketing capabilities or engaging third parties to sell, market and distribute our products.

We do not have any sales or marketing infrastructure and have no capabilities in place at the present time for the sale, marketing, or distribution of our products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource part or all of these functions to other third parties.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	the inability to recruit and retain adequate numbers of effective sales and marketing personnel or enter into distribution agreements with third parties;
●	the inability of sales personnel to obtain access to physicians or educate an adequate number of physicians as to the benefits of our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	the inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

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

Our product candidates, even if they do receive marketing approval, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, or others in the medical community, particularly in the gene therapy space, which is a growing industry. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and may not become profitable. The degree of market acceptance for RYZUMVI and our product candidates, if approved for commercial sale, will depend on a number of factors, including:

Index

Opus Genetics, Inc.
Form 10-Q
●	efficacy and potential advantages compared to alternative treatments;
●	the ability to offer our product for sale at competitive prices;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	any restrictions on the use of our product together with other medications;
●	interactions of our product with other medicines patients are taking;
●	inability of certain types of patients to take our product;
●	demonstrated ability to treat patients and, if required by any applicable regulatory authority in connection with the approval for target indications as compared with other available therapies;
●	the relative convenience and ease of administration as compared with other treatments available for approved indications;
●	the prevalence and severity of any adverse side effects;
●	limitations or warnings contained in the labeling approved by the FDA;
●	availability of alternative treatments already approved or expected to be commercially launched in the near future;
●	the effectiveness of our sales and marketing strategies;
●	our ability to increase awareness through marketing efforts;
●	guidelines and recommendations of organizations involved in research, treatment and prevention of various diseases that may advocate for alternative therapies;
●	our ability to obtain sufficient third-party coverage and adequate reimbursement;
●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and
●	physicians or patients may be reluctant to switch from existing therapies even if potentially more effective, safe or convenient.

Aside from RYZUMVI, which we launched through the Viatris partnership, we have not yet sold any of our products. Further, our gene therapy products, if approved, may have limited commercial opportunity due to the relatively uncommon genetic conditions targeted by such products. We cannot assure investors that there is a sufficient market demand for our products. Achieving market acceptance for our products will require substantial marketing efforts and expenditure of funds to create awareness and demand by participants in the industry. We have not conducted any independent market research to determine the extent of any demand that exists for the products to be provided by us and there is no guarantee that a sufficient interest in the market will exist for the products and services being produced by, or for, us. Any lack of sufficient demand for the products contemplated to be provided by us will have a material adverse effect on us.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Our (or our partners’) ability to commercialize our product candidates successfully will depend in part on the extent to which coverage and adequate reimbursement will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, whether the level of reimbursement will be adequate. Assuming we obtain coverage for our product candidates, if approved, by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or some of the costs associated with their prescription drugs. Patients are unlikely to use a product candidate, if approved, unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of its products. Therefore, coverage and adequate reimbursement are critical to new product acceptance. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Furthermore, drug pricing and access policies in the United States and internationally may change and negatively impact our product candidates’ commercial viability. Proposed policy changes, including the potential for Medicare to negotiate with drug manufacturers, may limit our ability to competitively price our product candidates, if approved. There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which a product candidate is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for a new product, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, there is no uniform policy requirement for coverage and reimbursement for drug products among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly, and it will require us to provide scientific and clinical support for the use of our products to each payor separately. There is no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Any inability to promptly obtain coverage and profitable payment rates from government-funded or private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Product liability lawsuits against us, or our suppliers and manufacturers, could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

Index

Opus Genetics, Inc.
Form 10-Q
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims might be brought against us by patients, healthcare providers, or others selling or otherwise coming into contact with our product candidates during product testing, manufacturing, marketing, or sale. For example, we may be sued under allegations that a product candidate caused injury or that the product was otherwise unsuitable. Any such product liability claims may include allegations of manufacturing or design defects, failure to warn of dangers inherent in the product, such as interactions with alcohol or other drugs, negligence, or breach of warranty. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our product candidate caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate that we are developing;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	increased FDA warnings on product labels;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	distraction of management’s attention from our primary business;
●	loss of revenue;
●	the inability to commercialize any product candidate that we may develop;
●	the initiation of investigations by regulators; and
●
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

Index

Opus Genetics, Inc.
Form 10-Q
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

Risks Related to Our Financial Position and Need for Additional Capital

We have not generated significant revenue from sales of any products, expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Our only product approved for commercial sale is RYZUMVI, which launched in the first half of 2024 by Viatris, our commercialization partner. We do not anticipate generating any additional product revenue, unless and until our product candidates receive the regulatory approvals necessary for commercialization in one or more jurisdictions. Our ability to generate revenue depends on a number of factors, including our ability to:

●	the successful launch and widespread commercialization of our gene therapy candidates and other product candidates;
●
obtain favorable results from and complete the nonclinical and clinical development of our product candidates for their planned indications, including successful completion of additional clinical trials for these indications;

●	submit applications to regulatory authorities for both product candidates and receive timely marketing approvals in the United States and foreign countries;
●
establish and maintain commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates that we develop, if approved;

●	establish sales and marketing capabilities to effectively market and sell our product candidates in the United States or other markets, either alone or with a pharmaceutical partner;
●	address any competing products and technological and market developments;
●	obtain coverage and adequate reimbursement for customers and patients from government and third-party payors for our product candidates that we develop; and
●	achieve market acceptance of our product candidates.

Furthermore, as of September 30, 2024, we had an accumulated deficit of $104 million. We have funded our operations primarily through issuance of promissory notes and convertible notes in private placements, and then common stock and warrants after becoming a publicly-traded company, and more recently, through fees and a milestone payment received under the Viatris License Agreement. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidates. Even assuming we obtain additional regulatory approval for one or more of our product candidates, we expect it to be several years before products currently in our pipeline are potentially ready for commercialization, and our product candidates may not gain market acceptance or achieve commercial success. We may not achieve profitability soon after generating product revenue, if ever, and may be unable to continue operations without continued funding.

Index

Opus Genetics, Inc.
Form 10-Q
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

Our relatively short operating history as a combined company may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage company, and our operations to date have been limited. We have not yet demonstrated our ability to manufacture a product at commercial scale or conduct sales and marketing activities necessary for successful product commercialization.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●
Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●	Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

Index

Opus Genetics, Inc.
Form 10-Q
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

We will need to raise additional capital to continue to fund the further development of our product candidates and operations. Our future capital requirements may be substantial and will depend on many factors including:

●	the scope, size, rate of progress, results, and costs of researching and developing our product candidates, and initiating and completing our nonclinical studies and clinical trials;
●
the cost, timing and outcome of our efforts to obtain further marketing approval for our product candidates in the United States and other countries, including to fund the preparation and filing of NDAs with the FDA for our product candidates and to satisfy related FDA requirements and regulatory requirements in other countries;

●	the number and characteristics of any additional product candidates we develop or acquire, if any;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the amount of revenue, if any, from commercial sales, should our product candidates receive marketing approval;
●
the costs associated with commercializing our product candidates, if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell our product candidates;

●	the ability to secure grant funding from government and nongovernment foundations;
●	the cost of manufacturing our product candidates or products we successfully commercialize; and
●	the costs associated with general corporate activities, such as the cost of filing, prosecuting and enforcing patent claims and making regulatory filings.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of our product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of our product candidates, or commercialize our product candidates, if approved, unless we find a strategic partner.

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
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

●	litigation involving patients taking our drugs;
●	restrictions on such drugs, manufacturers, or manufacturing processes;
●	restrictions on the labeling or marketing of a drug;
●	restrictions on drug distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the drugs from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	product recall or public notification or medical product safety alerts to healthcare professionals;
●	fines, restitution, or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;
●	unfavorable press coverage and damage to our reputation;
●	refusal to permit the import or export of drugs;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
Our relationships with healthcare providers and third-party payors will be subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings, among other penalties and consequences.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute product candidates for which we obtain marketing approval. Restrictions and obligations under applicable federal and state healthcare laws and regulations include the following. For additional detail on potentially applicable laws, see the section titled “Part I, Item 1 - Business - Healthcare Fraud and Abuse and Compliance Laws and Regulations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Certain state and foreign laws also govern the privacy and security of health information in ways that differ from each other and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Index

Opus Genetics, Inc.
Form 10-Q
Our employees or representatives may engage in misconduct or other improper activities, including violating applicable regulatory standards and requirements, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to:

●	comply with the regulations of the FDA and applicable non-U.S. regulators;
●	provide accurate information to the FDA and applicable non-U.S. regulators;
●	comply with healthcare fraud and abuse laws and regulations in the United States and abroad;
●	report financial information or data accurately; or
●	disclose unauthorized activities to us.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

●	fail to comply with contractual obligations;
●	experience regulatory compliance issues;
●	undergo changes in ownership or management;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
We have relied and will rely upon third-party manufacturers and testing labs in the United States and overseas for the manufacture and testing of our product candidates for nonclinical and clinical testing purposes and intend to continue to do so in the future, including for commercial purposes. If our third-party manufacturers and analytical labs are unable to supply or test drug substance and/or drug product on a commercial basis, we may not be able to successfully produce and market product candidates, if approved, or we could be delayed in doing so. For instance, we presently rely on one supplier in Italy for the drug substance for PS, one supplier in India for raw materials for the drug substance for APPX330, and one manufacturer in the United States for APX3330 drug substance. If there is any delay or problem with the manufacture of these drug substances or if there is a delay in producing finished drug product from these drug substances, the development and PS, the possible approval of our product candidates and potential commercial launch may be delayed or otherwise adversely affected. We will rely on comparison of product specifications (identity, strength, quality, and purity) to demonstrate equivalence of the current drug substance and/or drug product to the drug substance and/or drug product used in previously completed nonclinical and clinical testing. If we are unable to demonstrate such equivalence, we may be required to conduct additional nonclinical and/or clinical testing of our product candidates. Due to other potential problems related to transfers, we have established additional sources of supply, with U.S. manufacturers, for the active pharmaceutical ingredients of APX3330 and are working towards the same for PS. Establishing these additional sources, including qualifying their manufacturing processes and demonstrating the equivalence of their products, may be costly, time-consuming, and difficult to effectuate, and may delay our research and development activities. Any future transfers of manufacturing to a different third party will likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility. If we must replace any manufacturer, our research and development activities may have to be suspended until we find another manufacturer that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the development and commercialization of product candidates.

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

We have entered into and may form or seek additional strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates (such as the Viatris License Agreement). Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, or issue securities that dilute our existing stockholders, which may disrupt our management and business. Our likely collaborators include large, mid-size, regional, or national pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Collaborations involving product candidates pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●
collaborators may not pursue development and commercialization or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

Index

Opus Genetics, Inc.
Form 10-Q
●
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

●
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidate if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more attractive than ours;

●	a collaborator with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing or distribution of any such product candidate;
●
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●
disputes may arise between us and collaborators that result in the delay or termination of research, development, or commercialization of our product candidates, or in litigation or arbitration that diverts management attention and resources;

●	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
●	collaborations may be terminated and such terminations may create a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●	collaborators may learn about our discoveries and use this knowledge to compete with us in the future;
●	the results of collaborators’ nonclinical or clinical studies could harm or impair other development programs;
●	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;
●	the number and nature of our collaborations could adversely affect our attractiveness to potential future collaborators or acquirers;
●
collaboration agreements may not lead to development or commercialization of our product candidate in the most efficient manner or at all. If a present or future collaborator of us were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated; and

●	collaborators may be unable to obtain the necessary marketing approvals.

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

We face significant competition in attracting collaborators for development, manufacturing or commercialization plans. We already have a collaboration with Viatris for the development and commercialization of RYZUMVI and PS. Following the Opus Acquisition, we have discontinued our internal development of APX3330 and are now going to pursue a potential partnership to further advance this exciting program to allow us to focus on our gene therapy programs while extending our cash runway. Whether we reach a definitive agreement for collaboration for APX3330 will depend, among other things, upon our assessment of the proposed collaborator’s resources, expertise, and evaluation of a number of factors related to the associated product candidate, as well as the terms and conditions of the proposed collaboration. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which may exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaborations and whether such a collaboration could be more attractive than one with us. We may not be able to enter into these agreements on commercially reasonable terms, or at all.

Index

Opus Genetics, Inc.
Form 10-Q
If we engage in additional acquisitions, in-licensing or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We may continue to engage in various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of indebtedness or contingent liabilities;
●	the issuance of our equity securities which would result in dilution to our stockholders;
●	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
●	the diversion of management’s attention from our existing product candidates and initiatives in pursuing such an acquisition or strategic partnership;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
●	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our product candidates;
●	any of our pending patent applications will result in issued patents;
●	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;
●	we were the first to make the inventions covered by each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe our patents;
●	any of our patents will be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are separately patentable; or
●	our commercial activities or products will not infringe upon the patents of others.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
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

We may enter into certain license or other collaboration agreements in the future. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with such obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property; and
●	the priority of invention of patented technology.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
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

In addition to our U.S. operations, we may pursue international operations in the future and would face risks associated with such global operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax, and labor conditions, which could harm our business. We plan to conduct clinical trials outside of the United States. We are subject to numerous risks associated with international business activities, including:

●	compliance with differing or unexpected regulatory requirements for our product candidates;
●	different medical practices and customs affecting acceptance of our product candidates, if approved, or any other approved product in the marketplace;
●	language barriers;
●	the interpretation of contractual provisions governed by foreign law in the event of a contract dispute;
●	difficulties in staffing and managing foreign operations, and an inability to control commercial or other activities where it is relying on third parties;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practice Act of 1977 or comparable foreign regulations;
●	production shortages resulting from any events affecting raw material supply or manufacturing capability abroad;
●	foreign government taxes, regulations, and permit requirements;
●	U.S. and foreign government tariffs, trade restrictions, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, natural disasters, war, events of terrorism, or political instability in particular foreign countries;

Index

Opus Genetics, Inc.
Form 10-Q
●	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;
●	compliance with tax, employment, immigration, and labor laws, regulations, and restrictions for employees living or traveling abroad;
●	changes in diplomatic and trade relationships; and
●
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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is expected to be volatile.

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the announcement of new products or product enhancements by us or our competitors;
●	changes in our relationships with our licensors or other strategic partners;
●	developments concerning intellectual property rights and regulatory approvals;
●	variations in ours and our competitors’ results of operations;
●	substantial sales of shares of our common stock due to the release of lock-up agreements;
●	the announcement of clinical trial results;
●	the announcement of potentially dilutive financings;
●	changes in earnings estimates or recommendations by securities analysts;
●	changes in the structure of healthcare payment systems;
●	developments and market conditions in the pharmaceutical and biotechnology industries; and
●	the results of clinical trials of our gene therapy products, PS, or any other product candidate that we may develop.

Index

Opus Genetics, Inc.
Form 10-Q
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

We currently have a substantial number of shares of common stock subject to potential issuance associated with our Equity Line of Credit arrangement. The issuance or sale of shares under our ELOC arrangement would substantially increase the number of shares outstanding and result in dilution to our security holders. This might substantially decrease the market price of our common stock.

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

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. It is also possible that potential plaintiffs may file lawsuits relating to the Opus Acquisition, as litigation and related claims frequently follow the announcement and completion of business transactions, including mergers like the one we consummated. Litigation often is expensive and diverts management’s attention and resources, which could seriously harm our business. The outcome of any future litigation is uncertain and, if not resolved we may incur significant costs and damages to our reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

Index

Opus Genetics, Inc.
Form 10-Q
Item 5.	Other Information

Other than as set forth below, during the quarter ended September 30, 2024, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6.	Exhibits

EXHIBIT

NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger, dated as of October 22, 2024, by and among the Company, Former Opus, Orange Merger Sub I, Inc., and Orange Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed on October 22, 2024).

3.1
Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, effective as of October 22, 2024 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on October 22, 2024).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of the Company, effective as of October 23, 2024 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed on October 22, 2024).

3.3	Amended and Restated Bylaws, dated as of June 11, 2024 (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K, filed on October 22, 2024).
10.1**+	Employment Agreement, dated as of October 22, 2024, by and between the Company and Dr. Benjamin Yerxa.
10.2**+	Consulting Agreement, dated as of October 22, 2024, by and between the Company and Dr. Jean Bennett.
10.3**+	Second Amendment to 2021 Inducement Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed.

**	Indicates exhibits that are being filed herewith.

+	Indicates management contract or compensatory plan.

Index

Opus Genetics, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2024

Opus Genetics, Inc.

By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nirav Jhaveri
Nirav Jhaveri
Chief Financial Officer
(Principal Financial Officer)