Form 10-K
period 2024-12-31
Opus Genetics, Inc.
filed 2025-03-31
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2024
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____ to _____

Commission File No. 001-34079

Opus Genetics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization) 8 Davis Drive, Suite 220 Durham, NC (Address of principal executive offices)	(I.R.S. Employer Identification No.) 27709 (Zip Code)

Registrant’s telephone number, including area code: (984) 884-6030

N/A
 (Former name or former address, if changed since last report)

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.53, was approximately $38.7 million. As of March 27, 2025, there were 45,483,823 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.  Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

Opus Genetics, Inc.
Form 10-K

Opus Genetics, Inc.
Form 10-K
In this Annual Report on Form 10-K, unless otherwise specified, references to “we,” “us,” “our,” “Opus” or “the Company” mean Opus Genetics, Inc. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as more fully described in “Item 1A. Risk Factors” in this Annual Report. We are providing the following summary of our principal risk factors to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below the summary in their entirety for additional information.

Risks Related to the Opus Acquisition

•	Failure to successfully integrate our businesses with Former Opus (as defined below) could have a material adverse effect on our business, financial condition and results of operations.

•	The Opus Acquisition (as defined below) significantly expanded our product pipeline and business operations and shifted our business strategies, which may not improve the value of our common stock.

Risks Related to the Development of Our Gene Therapy Products and Other Product Candidates

•	Our gene therapy product candidates are based on a novel technology that is difficult to develop and manufacture, which may result in delays and difficulties in obtaining regulatory approval.

•
Our planned clinical trials may face substantial delays, result in failure, or provide inconclusive or adverse results that may not satisfy FDA requirements to further develop our therapeutic products.

•	Delays or difficulties associated with patient enrollment in clinical trials may affect our ability to conduct and complete those clinical trials and obtain necessary regulatory approvals.

•	Changes in regulatory requirements could result in increased costs or delays in development timelines.

Opus Genetics, Inc.
Form 10-K
Risks Related to the Commercialization of RYZUMVI and Other Product Candidates

•
We depend heavily on the success of our product pipeline; if we fail to find strategic partners or fail to adequately develop or commercialize our pipeline products, our business will be materially harmed.

•
Others may discover, develop, or commercialize products similar to those in our pipeline before or more successfully than we do or develop generic variants of our products even while our product patents remain active, thereby reducing our market share and potential revenue from product sales.

•	We do not currently have any sales or marketing infrastructure in place and we have limited drug research and discovery capabilities.

•
The future commercial success of our products could significantly depend upon several uncertain factors, including third-party reimbursement practices and the existence of competitors with similar products.

•	Product liability lawsuits against us or our suppliers or manufacturers could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

•	Failure to comply with health and safety laws and regulations could lead to material fines.

Risks Related to Our Financial Position and Need for Additional Capital

•	We have not generated significant revenue from sales of any products and expect to incur losses for the foreseeable future.

•
Our future viability is difficult to assess due to our short operating history and our future need for substantial additional capital, access to which could be limited by any adverse developments that affect the financial markets.

•	Raising additional capital may cause our stockholders to be diluted, among other adverse effects.

Risks Related to Government Regulation

•
We operate in a highly regulated industry and face many challenges adapting to sudden changes in legislative reform or the regulatory environment, which affects our pipeline stability and could impair our ability to compete in international markets.

•	We may not receive regulatory approval to market our developed product candidates within or outside of the U.S.

•	With respect to any of our product candidates that receive marketing approval, we may be subject to substantial penalties if we fail to comply with applicable regulatory requirements.

•	Our potential relationships with healthcare providers and third-party payors will be subject to certain healthcare laws and regulations, which could expose us to extensive potential liabilities.

Risks Related to Our Reliance on Third Parties

•
We rely on third parties for material aspects of our business, such as conducting our nonclinical and clinical trials and supplying and manufacturing bulk drug substances, which exposes us to certain risks.

•	We may be unsuccessful in entering into or maintaining licensing arrangements or establishing strategic alliances on favorable terms, which could harm our business.

•	Our current focus on the cash-pay utilization for future sales of RYZUMVI may limit our ability to increase sales or achieve profitability with this product.

Opus Genetics, Inc.
Form 10-K
Risks Related to Our Intellectual Property

•
Inadequate patent protection for our product candidates may result in our competitors developing similar or identical products or technology, which would adversely affect our ability to successfully commercialize.

•	We may be unable to obtain full protection for our intellectual property rights under U.S. or foreign laws.

•	We may become involved in lawsuits for a variety of reasons associated with our intellectual property rights, including alleged infringement suits initiated by third parties.

Risks Related to Our Employee Matters and Managing Growth

•	We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•	As we grow, we may not be able to operate internationally or adequately develop and expand our sales, marketing, distribution, and other corporate functions, which could disrupt our operations.

Risks Related to Ownership of Our Common Stock

•	The market price of our common stock is expected to be volatile and subject to certain dilutive risks associated with our Equity Line of Credit arrangement.

•
Factors out of our control related to our securities, such as securities litigation or actions of activist stockholders, could adversely affect our business and stock price and cause us to incur significant expenses.

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

Opus Genetics, Inc. (the “Company,” “Opus,” “we,” “us,” or “our”) is a clinical-stage ophthalmic biotechnology company developing gene therapies for the treatment of inherited retinal diseases (“IRDs”) and other types of therapies for additional ophthalmic disorders.

Opus was founded in February 2018 as Ocuphire Pharma, Inc. and has since undergone the following transactions:

•	In April 2018, Ocuphire Pharma, Inc. merged with Ocularis Pharma, LLC, the original innovator of phentolamine mesylate ophthalmic solution.

Opus Genetics, Inc.
Form 10-K
•	In January 2020, Ocuphire Pharma, Inc. obtained from Apexian Pharmaceuticals, Inc. certain rights to its Ref-1 inhibitor program, including APX3330.

•
In November 2020, Ocuphire Pharma, Inc. completed a reverse merger into Rexahn Pharmaceuticals, Inc. (“Rexahn”), a publicly traded company that had ceased its business of drug development activities, and simultaneously raised just over $21 million through an offering of common shares and warrants to purchase common shares. The combined company continued to operate under the name of Ocuphire Pharma, Inc.

•
On October 22, 2024, Ocuphire Pharma, Inc. acquired a private corporation then operating under the name of “Opus Genetics Inc.” (“Private Opus”) pursuant to the terms of an Agreement and Plan of Merger, dated as of October 22, 2024 (such agreement, the “Merger Agreement” and the transaction consummated via the Merger Agreement, the “Opus Acquisition”), by and among the Company, Opus, and certain merger subsidiaries party thereto.

Our expanded pipeline following the Opus Acquisition includes assets from the adeno-associated virus (“AAV”) based gene therapy portfolio of Private Opus that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa.

Our most advanced gene therapy program is designed to address mutations in the LCA5 gene (“LCA5”), which encodes the lebercilin protein. More specifically, we are developing OPGx-LCA5 to treat LCA5-associated IRD, an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial is ongoing. The trial has shown clinical proof-of-concept—one-year data has provided evidence that the therapy supported visual improvement in three out of three adult patients participating in the trial, each of whom has late-stage disease. Additionally, there were no dose-limiting toxicity or serious adverse events (“AEs”), with most AEs being mild in nature and resolved within 30 days of treatment at the 1E10 vg/eye dose. There were four observed ocular AEs, including two relating to eye pain, one relating to subretinal hyperreflectivities, and one relating to corneal abrasion. All were deemed not to be drug-related but instead treatment-related and were managed through the use of steroids and other medications. Upon review of the data from the first three adult patients, the data safety monitoring board indicated that there was no observed toxicity, and they recommended an adaptive trial design with data-driven dose escalation. On March 3, 2025, we held a Type D meeting with the U.S. Food and Drug Administration (the “FDA”) to discuss the potential regulatory path for OPGx-LCA5, including the design of a potential registrational study. We plan to further interact with the FDA via submission or a formal meeting, with supporting documentation, in the second quarter of 2025. Enrollment of the first pediatric patient in the LCA5 Phase 1/2 trial occurred in the first quarter of 2025, with the first data anticipated in the third quarter of 2025. The program has received Rare Pediatric Disease Designation and Orphan Drug Designation from the FDA.

OPGx-BEST1 is another gene therapy candidate in our portfolio, which Private Opus acquired from Iveric Bio, a biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases, in late 2022. This asset is being developed for the treatment of IRDs associated with mutations in the BEST1 gene (“Best Disease”), which can lead to legal blindness. In preclinical studies conducted in a naturally occurring canine model of Best Disease, OPGx-BEST1 provided evidence in support of a first-in-man clinical trial. We aim to obtain preliminary data from a Phase 1/2 study by the first quarter of 2026.  The proposed trial design is an open-label, non-randomized, single ascending dose escalation, safety and tolerability study of OPGx-BEST1 in subjects with best vitelliform macular dystrophy (BVMD) or autosomal recessive BEST1 (ARB), which utilizes a basket approach of three patients per each dose.  We are planning to discuss with the FDA an adaptative Phase 1/2/3 trial design, similar to the design of the OPGx-LCA5 trial, and acceleration to a pivotal study if the majority of patients show a treatment-related fluid resolution on optical coherence tomography (OCT).

Apart from gene therapies, our pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size, which is currently being evaluated in two Phase 3 trials for the treatment of presbyopia and dim (mesopic) light vision disturbances, as well as APX3330, a novel small-molecule inhibitor of Ref-1 designed to slow the progression of non-proliferative diabetic retinopathy (“NPDR”).

In November 2022, we entered into a license and collaboration agreement (the “Viatris License Agreement”) with a company now known as Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (initially known as Nyxol) (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment for pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic agents (e.g., tropicamide), or a combination thereof, under the brand name RYZUMVI® in September 2023, and the product launched commercially in April 2024. The VEGA-3 Phase 3 clinical trial evaluating PS for the treatment of presbyopia (age-related blurry near vision) completed enrollment and topline results are expected in the first half of 2025. Additionally, for the treatment of decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment (“SPA”) for LYNX-2, a Phase 3 Trial of PS. LYNX-2 completed enrollment and topline results are expected mid-year 2025. We expect that an additional Phase 3 study of LYNX-3 for the treatment of decreased vision under mesopic (low) light conditions following keratorefractive surgery will commence in the second half of 2025.

Opus Genetics, Inc.
Form 10-K
APX3330 has completed a Phase 2 clinical study in 103 patients and FDA agreement under SPA was reached for a Phase 3 program. However, due to the capital requirements and developmental timelines associated with APX3330, we are currently seeking a strategic partner to advance the clinical development of this diabetic retinopathy program and redirecting existing resources toward the acquired gene therapy programs.

Many of the Company’s employees, directors, advisors and consultants have been involved in the development and commercialization of a variety of innovative ophthalmic drugs including approved products such as LUXTURNA marketed by Spark Therapeutics (a member of the Roche group) and Novartis, IZERVAY™ marketed by Astellas, VABYSMO® marketed by Roche, LUMIFY® marketed by Bausch & Lomb Incorporated, ZIRGAN® marketed by Bausch & Lomb Incorporated, DUREZOL® marketed by Novartis, RHOPRESSA® marketed by Alcon, ROCKLATAN® marketed by Alcon, VYZULTA® marketed by Bausch & Lomb Incorporated, XIIDRA® marketed by Bausch & Lomb Incorporated, CEQUA® marketed by Sun Pharmaceuticals Industries Limited, IYUZEH™ marketed by Thea Pharma Inc., DIQUAS® marketed by Santen Company Limited, AzaSite® marketed by Inspire Pharmaceuticals and DEXTENZA® marketed by Ocular Therapeutix, Inc. The management team, led by Chief Executive Officer George Magrath, MD, collectively has significant experience in operating pharmaceutical companies and discovering, developing, and commercializing treatments in multiple therapeutic areas.

Strategy

The Company’s goal is to develop leading gene therapies to treat IRDs. We will also continue developing or seeking partnerships to develop our product candidates that existed prior to the Opus Acquisition. The key elements of our strategy we aim to achieve are the following:

•
Advance the clinical development of our gene therapy products. OPGx-LCA5 is designed to address a form of LCA due to biallelic mutations in the LCA5, which encodes the lebercilin protein. New six-month efficacy and safety data on OPGx-LCA5 were presented at a virtual KOL event on December 11, 2024 and showed improvement in visual function in the first three adult patient cohort treated, each of whom has late-stage disease. Twelve-month data on OPGx-LCA5 in the adult patients cohort will be presented at ARVO in May 2025.  A pediatric cohort to test the therapy in younger subjects is in progress

OPGx-BEST1 is being developed for the treatment of Best disease, a monogenic central maculopathy which can lead to legal blindness. Preclinical studies conducted in a naturally occurring genetic canine model of Best disease treated with OPGx-BEST1 provided evidence in support of a first in man clinical trial. We aim to obtain preliminary data from a Phase 1/2 study by the first quarter of 2026.

•
Future IRD programs. Beyond clinical development of OPGx-LCA5 and OPGx-BEST1, Opus has a preclinical portfolio of other AAV gene therapy candidates targeting different forms of vision threatening IRDs, including retinitis pigmentosa (e.g. adRP-RHO, CNGB1) and LCA (e.g., NMNAT1, RDH12).  These programs can be potentially further developed for clinical applications, subject to capital availability.  We will continue  IND-enabling work for these preclinical gene therapy programs, but these programs may require additional funding to progress.

•
Maximize the value of APX3330 through partnership. In December 2024, we reached agreement with the FDA under SPA for a Phase 3 clinical trial evaluating oral APX3330 for the treatment of moderate to severe NPDR. The SPA agreement reflects that the proposed Phase 3 trial design, and planned analyses adequately address the objectives necessary to support a New Drug Application (NDA) submission for treatment of NPDR, subject to a successful outcome of the trial and review of all the data in the NDA, if submitted. The agreed primary endpoint for this clinical trial is a reduction in 3-step or greater worsening on the binocular diabetic retinopathy severity scale (DRSS) score, compared to placebo.  We are seeking a partner to advance the clinical development of APX3330, as we focus our resources on advancing our gene therapy candidates for IRDs.

•
Complete late-stage development of PS programs. PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVI in September 2023 and was launched commercially in April 2024.

Opus Genetics, Inc.
Form 10-K
We continue to develop PS in new indications. There are two ongoing Phase 3 studies encompassing the use of PS in two new indications: 1) the VEGA-3 Phase 3 clinical trial evaluating PS for the treatment of presbyopia (age-related blurry near vision) and 2) the LYNX-2 Phase 3 clinical trial for the treatment of mesopic (low) light conditions following keratorefractive surgery.

The FDA has granted Fast Track designation for Phentolamine Ophthalmic Solution 0.75% as treatment for significant chronic night driving impairment with concomitant increased risk of motor vehicle accidents and debilitating loss of best spectacle corrected mesopic vision in keratorefractive patients with photic phenomena (i.e., glare, halos, starburst). Fast Track status has been designated to facilitate the development and expedite the review of drugs to treat serious conditions that fill an unmet medical need.

We expect interim topline data in the first half of 2025 for presbyopia and mid-2025 for decreased vision under mesopic (low) light conditions following keratorefractive surgery. We expect that an additional Phase 3 study of LYNX-3 for the treatment of decreased vision under mesopic (low) light conditions following keratorefractive surgery will commence in the second half of 2025.

If approved, the use of PS in these indications will also be commercialized by Viatris in the U.S. and major non-U.S. markets pursuant to the Viatris License Agreement.

IRD Pipeline:

Opus Genetics, Inc.
Form 10-K
Phentolamine and APX3330 Pipeline:

Pipeline: OPGx-LCA5, OPGx-BEST1, Other Preclinical IRD Programs, PS, and APX3330

OPGx-LCA5

OPGx-LCA5 is designed to address LCA5, which is a severe, early-onset form of IRD. The LCA5 gene encodes for the protein lebercilin, a ciliary protein which is critical for bidirectional protein trafficking in photoreceptor inner and outer segments. Photoreceptors are retinal cells that enable vision by absorbing light and transducing it into an electrochemical signal that is communicated to the visual centers of the brain. In LCA5, the outer segments do not properly develop and photoreceptor function is severely impaired. However, studies have reported evidence that these photoreceptors can survive through the third decade of life, suggesting a broad window of opportunity for therapeutic intervention through gene augmentation.

LCA5 Mechanism of Disease:

Mechanism of Action

OPGx-LCA5 uses an adeno-associated virus 8 (“AAV8”) vector to deliver a functional LCA5 to the outer retina. OPGx-LCA5 is the same promoter technology as used with Luxturna. OPGx-LCA5 is administered through a validated surgical delivery method via subretinal injection. OPGx-LCA5’s proposed efficacy endpoints include measurement of functional vision using: 1) the Multi-Luminance orientation and Mobility Test (MLoMT); 2) Full-Field Stimulus Testing (FST), which measures the retina's sensitivity to light; and 3) microperimetry, which measures point-wise sensitivity to light.

Opus Genetics, Inc.
Form 10-K
LCA5 Disease Overview:

Functional Vision Assessment with a Multi-Luminance orientation and Mobility Test (MLoMT):

Opus Genetics, Inc.
Form 10-K
MLoMT Builds Upon the Success of MLMT®:

Clinical Development Process and Plan

OPGx-LCA5 is currently being evaluated in a Phase 1/2 clinical trial at the University of Pennsylvania designed to evaluate its safety and preliminary efficacy in patients with IRD due to biallelic mutations in LCA5. New six-month efficacy and safety data on OPGxLCA5 was presented at a virtual KOL event on December 11, 2024 and showed improvement in visual function in the first three adult patients treated, each of whom has late-stage disease.

Treatment of three pediatric subjects (13-17 years of age) was initiated in February, 2025 with all three pediatric patients expected to receive treatment by the second quarter of 2025. OPGx-LCA5’s proposed efficacy endpoints include measurement of functional vision using: 1) the Multi-Luminance orientation and Mobility Test (MLoMT); 2) Full-Field Stimulus Testing (FST), which measures the retina's sensitivity to light; and 3) microperimetry, which measures point-wise sensitivity to light.

OPGx-LCA5 Phase 1/2 Study 12-Month Data Summary:

MLoMT: All Treated Subjects Identified More Objects Through 12 Months Compared to Baseline:

Opus Genetics, Inc.
Form 10-K
MLoMT: All Treated Subjects Identified More Objects at Through 12 Compared to Baseline:

Full-field Stimulus Testing: Retinal Sensitivity Gains Comparable to Adult Patients Treated with Luxturna:

Opus Genetics, Inc.
Form 10-K
Broad Clinical Efficacy in Visual Acuity and Pupillometry:

Substantial Improvement in Macular Sensitivity in Subject 01-04:

Uneventful Subretinal Injections and Unchanged Retinal Structure

OPGx-BEST1

OPGx-BEST1 is in development for the treatment of BEST1-associated retinal disease, an IRD that causes vision loss. The BEST1 gene encodes for bestrophin-1, a protein that functions as a retinal pigment epithelial (“RPE”) cell membrane channel.

Mechanism of Action

The OPGx-BEST1 targets BEST1 using the AAV2 capsid employed in Luxturna and an RPE-specific promoter. This gene therapy approach aims to restore normal function of the RPE cells such that they can provide proper support to the photoreceptors, the cells that detect light.

Opus Genetics, Inc.
Form 10-K
OPGx-BEST1 Demonstrated Structural and Functional Improvement in an IND-enabling Toxicology Study:

BEST1 Proof of Concept: Restored Retinal Structure Observed in IND-Enabling Studies with OPGx-BEST1:

Opus Genetics, Inc.
Form 10-K
BEST1 Mechanism of Disease:

The BEST1 disease affects ~9000 patients in the U.S alone, and accounts for 3.5% of all IRDs. It is characterized by retinal lesions, with symptoms including dimness of vision, metamorphosphia (distorted vision), and areas of vision loss or scotoma (blind spot). The BEST1 gene encodes for bestrophin-1, a protein that functions as a RPE cell membrane channel. The BEST1 channel, when activated by calcium (Ca2+) ions, controls chloride (Cl-) ion transfer into and out of the RPE cell. This function is crucial to the maintenance of homeostasis between the photoreceptors (rods and cones) and RPE cells. Mutations in BEST1 disrupt this homeostasis and result in the breakdown of the interphotoreceptor matrix (IPM) and microvilli (MV) connections with the RPE. Retinal lesions form containing vitelliform material (“egg-yolk” like) between the RPE and Bruch’s membrane (BM)/choroid (CH). These vitelliform lesions disrupt and cause atrophy of the RPE. Without support from the RPE, photoreceptor cells critical for normal vision die, resulting in progressive vision loss.

Clinical Development Process and Plan

OPGx-BEST1 which is designed for the treatment of BEST1-associated retinal disease is ready for the clinic.  As many of these subjects are found in Europe, a site will be planned for inclusion as part of the clinical development plan for this asset.  This plan is based on the IND-enabling studies, where we observed compelling proof-of-concept efficacy data in a naturally occurring genetic canine bestrophinopathy model with acceptable safety and tolerability to inform clinical trial implementation. We aim to obtain preliminary data from a Phase 1/2 study by the first quarter of 2026.

Opus Genetics, Inc.
Form 10-K
Other Pre-clinical IRD Programs:

OPGx-RHO

OPGx-RHO is a gene therapy that targets autosomal dominant retinitis pigmentosa caused by RHO mutations (RHO-adRP). RHO-adRP affects approximately 5,600 people in the U.S., making it one of the most common IRDs, albeit not as common as Best disease.

Encoded by the RHO gene, rhodopsin is an important component of the photopigment in rod photoreceptors that absorbs light and provides structure to the rod outer segments. Autosomal dominant mutations in rhodopsin cause RHO-adRP, which is characterized by progressive death of the rod photoreceptors that can lead to vision loss. OPGx-RHO is designed to preserve the rod photoreceptors by replacing a patient’s RHO gene with a functional copy of the gene. We are continuing grant-supported preclinical IND-enabling studies for OPGx-RHO in 2025.

OPGx-RDH12

OPGx-RDH12 is designed to restore protein expression and halt functional deterioration in patients with retinal dystrophy caused by mutations in the retinal dehydrogenase (RDH12) gene.

Patients with RDH12 mutations, which affect approximately 1,100 people in the U.S., often have early visual acuity loss with retinal structural changes by two years of age, and longitudinal studies have reported a steep decline in visual acuity within the second decade of life. OPGx-RDH12 leverages AAVs to transport a functional gene to photoreceptors in the retina. In preclinical studies of OPGx-RDH12 in cellular and mouse models, we observed evidence of functional improvement of RDH12 activity.

OPGx-MERTK

Mutations in the MERTK gene cause a rod-cone dystrophy with early macular atrophy, with retinitis pigmentosa being the most common phenotype. Preclinical studies have shown proof of concept in rats and mice and an early clinical trial with an AAV vector was carried out several years ago with mixed results. We are developing OPGx-MERTK as a modern AAV vector for the treatment of MERTK IRD, which affects approximately 600 people in the U.S.

OPGx-NMNAT1

OPGx-NMNAT1 is a gene augmentation therapy designed to halt functional deterioration in pediatric patients with retinal degenerative disease caused by mutations in the nicotinamide mononucleotide adenylyltransferase 1 (NMNAT1) gene, which affects approximately 800 people in the U.S. NMNAT1 is an enzyme required for regenerating an essential metabolite, nicotinamide adenine dinucleotide (NAD+), in cell nuclei. Photoreceptors, in particular, are highly vulnerable to loss of NMNAT1 function. Preclinical data in a mouse model exhibiting key features of the human disease provided evidence of the potential for OPGx-NMNAT1 delivered via AAV to stabilize disease progression.

Opus Genetics, Inc.
Form 10-K
OPGx-CNGB1

OPGx-CNGB1 is an AAV gene therapy being developed for a late onset form of retinitis pigmentosa due to mutations in the CNGB1 gene, which affects approximately 400 people in the U.S. We are collaborating with a consortium of university researchers funded by the National Institute of Health (“NIH”) and the Foundation of the NIH’s Bespoke Gene Therapy Consortium to bring this therapy into and through a Phase 1 clinical trial.

RYZUMVI and Phentolamine Ophthalmic Solution 0.75% (PS)

In November 2022, we entered into the Viatris License Agreement with Viatris, pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize (i) our refractive product candidate PS, for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS with low dose pilocarpine for treating presbyopia worldwide except for certain countries and jurisdictions in Asia. PS was approved by the FDA for the treatment of pharmacologically-induced mydriasis under the brand name RYZUMVI in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI was commercialized by Viatris in April 2024.

PS Mechanism of Action

PS is a once-daily sterile eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The active pharmaceutical ingredient of PS, phentolamine mesylate, is a non-selective alpha-1 and alpha-2 adrenergic antagonist that inhibits activation of the smooth muscle of the iris, reducing pupil diameter (see the below figure).

For the treatment of pharmacologically-induced mydriasis indication, PS, either by directly antagonizing the alpha-1 agonist or by indirectly antagonizing the pupil dilation effect of muscarinic blocking, may expedite the reversal of mydriasis prior to natural reversal. For presbyopic patients, we believe that it is possible to reach a target 2 mm to 3 mm optimal pupil diameter by relaxing the dilator iris muscle with PS and contracting the iris sphincter muscle with a muscarinic agonist such as low dose pilocarpine. Lastly, for the dim light vision disturbances, it is proposed that a moderate miotic effect by application of PS might mitigate night vision difficulties, a large portion of which are caused by imperfections or aberrations present in the periphery of the cornea.

Pupillary Mechanism:

Opus Genetics, Inc.
Form 10-K

Overview of PS for Presbyopia and Decreased Vision Under Mesopic (Low) Light Conditions after Keratorefractive Surgery:

Opus Genetics, Inc.
Form 10-K
Clinical Development Process and Plan

PS has been assessed in 13 investigator-initiated and company-sponsored Phase 1, Phase 2, and Phase 3 clinical trials. Across all these trials, over 900 adult subjects have been exposed to at least one dose of phentolamine ophthalmic solution. Clinical trial data from Phase 2 and Phase 3 trials have been presented at meetings of the American Academy of Ophthalmology (AAO), Association for Research in Vision and Ophthalmology (ARVO), and American Society of Cataract and Refractive Surgery (ASCRS) and may be presented at future medical conferences.

VEGA Program: Presbyopia Indication for PS

Phase 3 VEGA-2 Trial (Completed)

VEGA-2 (NYXP-301) is a double-masked, randomized, placebo-controlled multi-center trial of PS, placebo and with adjunctive LDP compared with vehicle (placebo) in presbyopic patients. 333 subjects were randomized 1:1:1:1 to one of four treatment groups in two stages. The primary efficacy endpoint was met.

Phase 2 VEGA-1 Trial (Completed)

VEGA-1 (NYXP-201) was a double-masked, randomized, placebo-controlled, multi-center trial of PS and LDP compared with vehicle (placebo) ophthalmic solution in presbyopic patients. A total of 150 patients were randomized 4:3:3:4 to one of four treatment groups. The primary efficacy endpoint for this study was met.

Phase 3 VEGA-3 Trial

We and Viatris are currently conducting the VEGA-3 (NYXP-302) trial as a double-masked, randomized, placebo-controlled, multicenter trial in approximately 545 patients with presbyopia. This second registration trial will evaluate the efficacy and safety of PS similar to VEGA-2 and include similar primary and key secondary endpoints and analysis, with assessment of tachyphylaxis and an optional extension for a total of 48 weeks. Topline data is expected in the first half of 2025.

Opus Genetics, Inc.
Form 10-K
VEGA-3 Phase 3 Pivotal Study Design:

LYNX Program: Decreased Vision Under Dim (Mesopic or Low) Light Conditions After Keratorefractive Surgery Indication for PS

PS: Phase 3 LYNX-1 Trial (Completed)

LYNX-1 (NYXDLD-301) was a Phase 3 double-masked, randomized, placebo-controlled, multi-center study comparing PS to placebo ophthalmic solution in 145 patients experiencing dim light vision disturbances at multiple sites across the U.S. Treatment was self-administered in each eye once daily at or near bedtime for 14 days. PS met the primary endpoint, showing a statistically significant higher percent of subjects with ≥ 15 Early Treatment Diabetic Retinopathy Study (ETDRS) letters (≥ 3 lines) of improvement compared to baseline in monocular mLCVA at Day 8).  A total of 66 Treatment Emergent Adverse Events (“TEAEs”) were reported in 23 subjects (32%) treated with POS and 22 TEAEs were reported in 12 subjects (16%) treated with placebo. All TEAEs were mild or moderate in intensity, except for one severe TEAE (instillation site pain) experienced by a subject in the PS group. No subjects had any TEAEs leading to withdrawal from the study. One subject in each treatment group (POS and placebo) had TEAEs leading to study medication discontinuation.

We are developing PS in partnership with Viatris. In November 2022, we submitted an NDA for PS for the treatment of pharmacologically induced-mydriasis, which was approved in September 2023.  In December 2023, we entered into agreement under SPA with the FDA for PS for decreased vision under dim (mesopic or low) light conditions following keratorefractive surgery.

 LYNX-2 Phase 3 Pivotal Study Design:

Based on the positive results observed in the first Phase 3 trial, LYNX-1, we and Viatris are continuing trials for the treatment of decreased vision under dim (mesopic or low) light conditions following keratorefractive surgery. LYNX-2 has completed enrollment and topline results are expected mid-year 2025.  We expect that a clinical trial for LYNX-3 will commence in the second half of 2025.

Opus Genetics, Inc.
Form 10-K
APX3330

Mechanism of Action

APX3330 is a selective small molecule that is designed to act on the dual-functioning Apurinic/Apyrimidinic Endonuclease 1/Redox Effector Factor-1 (APE1/Ref-1) protein, referred to as Ref-1. This protein is implicated in both redox signalling and DNA repair. Because APX3330 selectively inhibits the redox function without affecting the molecule’s ability to carry out DNA repair, normal cell function is left intact. Moreover, interference of Ref-1 activity with APX3330 blocks angiogenesis and inflammation by simultaneously decreasing the activity of several important transcription factors such as HIF-1α and NF-κB (see the below figure for a visual description). HIF-1α regulates the expression of VEGF, a protein that is paramount for angiogenesis, and NF-κB is an upstream regulator of proteins involved in inflammatory processes such as TNFα and chemokines.

APX3330 has a dual mechanism that decreases both abnormal angiogenesis and inflammation. APX3330 blocks pathways downstream of Ref-1. Blocking HIF-1α reduces VEGF signaling, and blocking NF-κB modulates VEGF, TNF-α and other inflammatory cytokine production. In contrast, anti-VEGF agents solely inhibit the actions of VEGF (see the below figure for a visual description).

APX3330 Mechanism of Action:

Note: Eylea® is registered trademark of Regeneron and Lucentis® is registered trademark of Roche/Genentech, VABYSMO™ is a registered trademark of the Roche Group, OZURDEX® is registered trademark of Allergan, XIPERE® is registered trademark of Clearside Biomedical, Inc., ILUVIEN® is registered trademark of Alimera Sciences Inc.

Clinical Development Process and Plan

APX3330 has been studied in over 375 healthy volunteers or patients with hepatitis or cancer or diabetic retinopathy.

In August 2022 we completed ZETA-1, a Phase 2b double-masked, randomized, placebo-controlled, multi-center trial in 103 patients with DR and DME. This study evaluated the effect of 600 mg daily dose of APX3330 in treating patients with DR, including moderately severe NPDR to mild PDR, as well as patients with DME without loss of central vision. The primary endpoint was percent of patients with a ≥2 step improvement in Early Treatment of Diabetic Retinopathy Study (ETDRS) diabetic retinopathy severity scale (DRSS) at week 24 in the study eye. The ZETA-1 trial did not meet the primary endpoint in the study eye; however, the trial provided evidence of the potential for clinically meaningful prevention of progression of diabetic retinopathy when evaluating both eyes.  In the ZETA-1 trial, 13% of subjects within the placebo arm compared to 5% of subjects within the APX3330 arm worsened by ≥ 3 step on binocular person-level scale from baseline at week 24. Additional efficacy endpoints were directionally supportive of the biological effect of APX3330 in slowing the progression of DR and preserving vision.

Opus Genetics, Inc.
Form 10-K
 ZETA-1 Phase 2 Subset Analysis Results:

Overall, there were 211 adverse events (“AEs”) in 64 subjects, with only 31 of these AEs considered drug-related (14 APX3330, 17 placebo). All treatment-related AEs were mild or moderate in severity. There were no adverse treatment effects on any other characteristics of the ophthalmic examination or on any assessments of systemic safety.

For APX3330, we conducted an EOP2 meeting with the FDA and shared the outcome of the meeting in October 2023 which stated the agreement on the registrational program including confirmation of the primary endpoint for registration of a systemic agent for DR. In December 2024, the Company reached agreement with the FDA under SPA related to a Phase 3 clinical trial design. However, due to the capital requirements and developmental timelines of APX3330, which was recently approved for a Phase 3 clinical trial evaluating its oral treatment of moderate to severe NPDR, the Company is seeking a strategic partner to advance the clinical development of this late-stage diabetic retinopathy program and will redirect its existing resources towards the acquired gene therapy programs.

Opus Genetics, Inc.
Form 10-K
APX3330 is Primed for a Pivotal Study and Available for Partnering:

Overview of Eye Disease Market

Inherited Retinal Disease Market

Retinal degeneration is a devastating cause of severe vision loss beginning in childhood and progressing into adulthood.  There are over 300 genetic mutations associated with IRDs.  Only one of these, RPE65, has an approved treatment, Luxturna.  Many of the mutations attributable to IRDs may be amenable to gene augmentation therapy using an established, standardized subretinal delivery method.  Our pipeline addresses seven of these mutations with variable prevalence as a potential one-time treatment.  Precedent for one-time gene therapy treatments supports pricing consistent with the value delivered by the product.

Pricing for Approved Gene Therapies:

Opus Genetics, Inc.
Form 10-K
Anterior (Front of the Eye) Segment Disease Market

There are approximately 100 million eye dilations in the United States and this number is expected to go up with the increasing aging and diabetic population that requires more frequent eye exams and procedures. Millions of Americans also suffer from various refractive errors in addition to an age-related loss in accommodation known as presbyopia.

Presbyopia is common in patients over the age of 40 years, which results in decreased ability to see objects at near distances due to a loss of accommodative function. This condition affects nearly 133 million Americans and usually requires reading glasses, bifocals/varifocals, contact lenses or surgical refractive treatment to enable clear vision at near distances.

Further, according to GlobalData, approximately 38 million patients in the U.S. suffer from dim light or night vision disturbances caused by LASIK, night myopia, keratoconus, eye surgery, or the natural aging process. There is also a global trend in vision disturbances in younger individuals due to the overuse of smartphone screens. There are 600,000 to 700,000 laser vision correction procedures conducted every year in the U.S., of these, 35% of LASIK patients report dim light disturbances post treatment.

Our pipeline includes PS, which has been approved by the FDA to treat pharmacologically-induced mydriasis and which is currently the subject of the VEGA-3 Phase 3 clinical trial for the treatment of presbyopia.

Diabetic Retinopathy Market

Diabetic Retinopathy (“DR”) is an eye disease resulting from diabetes, affecting over 10 million patients in the U.S. alone, in which chronically elevated blood sugar levels result in damage to the microvascular blood vessels of the retina. It is the leading cause of vision loss in adults aged 20-74 years. There are two major types of DR:

•
Non-proliferative DR, or NPDR. NPDR is an earlier stage of DR and can progress into more severe forms of DR over time if left untreated and if exposure to elevated blood sugar levels persist.  Approximately 8 million patients in the U.S. have NPDR and are at risk of progressing to PDR (as defined below) if left untreated.

•
Proliferative DR, or PDR. PDR is a more advanced stage of DR than NPDR. It is characterized by retinal neovascularization and, if left untreated, leads to permanent damage to the retina that results in loss of vision.

Therapies for NPDR and PDR are distinct. For NPDR, treatment is usually directed at observation, lifestyle changes, and control of elevated blood sugars that all lead to the progression of NPDR. Additionally, the current treatment paradigm is for physicians to wait and monitor early-stage DR/NPDR patients, with anti-VEGF (as defined below), steroid injectable therapy or laser treatment reserved for patients who advance to the proliferative form of DR or Diabetic Macular Edema (“DME”).

Sales and Marketing

In November 2022, we entered into the Viatris License Agreement for the development and commercialization of all PS indications in the U.S. and ex-U.S. markets (excluding certain countries in Asia).  Viatris is responsible for any commercialization activities associated with any approved PS indications.

Currently, we do not have any employees dedicated to the sales and marketing of any of our pipeline products.  We may look to build our own sales and marketing infrastructure or pursue a partnership to commercialize any future drugs upon approval.

Manufacturing

We contract with manufacturers to produce drug substances (chemical and biologic), gene therapies drug products, and formulated drug products for use in our preclinical studies and clinical trials, utilizing reliable and reproducible processes and common manufacturing techniques which are consistent with applicable regulations for the intended use.  Gene therapy drug products, Master Cell Banks, and plasmids are located at a contracted biorepository for long term storage, or the manufacturing site prior to relocation for storage. Contracts for ongoing stability storage and testing are established for current clinical inventory of drug substances, gene therapies, and drug products. We do not have any long-term manufacturing agreements but do intend to secure such arrangements for drug substances, gene therapies, or drug products in the event any of our products being developed become commercialized. We do not currently own or operate, and we have no current plans to establish any manufacturing facilities.

Opus Genetics, Inc.
Form 10-K
OPGx-LCA5

The manufacturing of current Good Manufacturing Practice (“cGMP”) -grade OPGx-LCA5 drug substance and drug product for nonclinical toxicology and clinical studies was performed at an academic manufacturing partner, using an adherent process, with in-house and outsourced testing. The current batch size is 50 liters.

We are developing plans for technical transfer and scale-up of the manufacturing process, including analytical support, for pivotal Phase 3 clinical and pre-commercial readiness, at a commercial scale contract drug manufacturing organization (“CDMO”).

OPGx-BEST1

Manufacturing of cGMP-grade OPGx-BEST1 drug substance and drug product for BEST nonclinical toxicology and clinical studies was performed at Catalent Incorporated, with in-house and outsourced testing. Process and analytical development work for OPGx-BEST1 were conducted at small scale.  Following scale-up, replicate batches were produced at 200L scale, using the same process used for the Good Laboratory Practice (“GLP”) toxicology studies.  Batches of drug product, drug substance, and diluent were placed on stability programs which remain ongoing.

The Company does not currently have any active manufacturing agreements. We are developing plans for technical transfer and of the OPGx-BEST1 manufacturing process, including analytical support, for pivotal Phase 3 clinical and pre-commercial readiness.

Other Pre-clinical IRD Assets

The remaining IRD pipeline, including OPGx-RHO, OPGx-RDH12, OPGx-MERTK, OPGx-NMNAT1, and OPGx-GNGB1, are pre-clinical candidates in varying stages of phase appropriate development, based on the asset. Manufacturing completed to date has been conducted to support non-clinical toxicology programs, at a scale of 50L or less, with planning to support technical transfer and scale-up ongoing. There are no current or ongoing manufacturing agreements in place.  A request for proposal process, to include small scale process development, technical transfer, and analytical method development, to identify a manufacturing partner is being conducted. The overall corporate strategy is to advance each from the current manufacturing status, from pre-clinical into clinical Phase 1/2 readiness consolidated with a CDMO meeting capability requirements under cGMP manufacturing conditions.

Phentolamine Solution (PS)

Pursuant to the Viatris License Agreement, we have transferred commercial manufacturing responsibilities for RYZUMVI to Viatris. Transfer of commercial manufacturing responsibilities for additional indications for which PS is in development is intended.  Currently, we use purchase orders with multiple manufacturers for PS clinical supply manufacturing. We are qualifying our selected manufacturers to provide bulk drug substances and drug products in conjunction with the planned sNDA regulatory submissions to the FDA.

APX3330

APX3330 is a solid oral formulation of a small molecule drug substance that is synthesized from readily available raw materials and using conventional chemical processes. The APX3330 drug substance has been optimized to a new form. Process and analytical development of APX3330 drug substance and drug product is in development, and plans for production scale up according to cGMP regulatory requirements are established. Previously, the APX3330 drug product manufacturer performed pharmaceutical development to support the cGMP manufacturing campaign for tablets of 60 mg and 120 mg dose strengths, the latter being used in prior clinical trials. We have reformulated the drug product and increased the dose strength to 300 mg for convenient once or twice a day dosing and completed one human bioavailability trial with the new formulation to demonstrate comparability with the prior investigational product. Planning to complete the remaining process development, scale up, and validation are established, pending execution following a partnership agreement.

Opus Genetics, Inc.
Form 10-K
License Agreements

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc. pursuant to which it obtained an exclusive worldwide patent and other intellectual property rights relating to a Ref-1 Inhibitor program, including APX3330, for the treatment of ophthalmic or diabetic diseases. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales. As of December 31, 2024, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

 University of Pennsylvania LCA5/RDH12 License Agreement

On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In connection with signing, we granted to Penn shares of common stock equal to a mid single-digit percentage of our then total capital stock calculated on a fully diluted basis.  We will make additional payments to Penn upon the achievement of certain specified development, regulatory and commercial milestone events up to a maximum potential aggregate amount of $2.6 million. Until we are required to pay royalties under the LCA5/RDH2 Agreement, we must pay an annual license maintenance fee to Penn in the low tens of thousands of dollars. In addition, we will make quarterly tiered royalty payments in low single-digit percentages on net sales of licensed products, subject to minimum annual royalty payments up to the low tens of thousands of dollars, depending on the given year. We will also make payments on any sublicense income, in percentages up to the mid teens, with such percentage depending on the stage of product development. The term of the LCA5/RDH12 Agreement continues until the later of (i) expiration of the licensed patents and (ii) 10 years after first commercial sale, unless Penn has cause to terminate earlier for our material breach of the license or bankruptcy. We have the right to terminate the LCA5/RDH12 Agreement at any time during the term with certain prior written notice to Penn.  As of December 31, 2024, there was sufficient uncertainly with regard to any future cash milestone payments under the LCA5/RDH12 Agreement that no liabilities were recorded related to the agreement.

Iveric Asset Purchase Agreement – BEST1 and RHO Programs

On December 23, 2022, Opus entered into an asset purchase agreement with Iveric (the “Iveric Agreement”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products.

If, with respect to the BEST1 products or the RHO products during a specified earn-out period (i.e., from the date of signing the Iveric Agreement until the later of 15 years following first commercial sale of a product in a country or the expiration of all applicable regulatory exclusivity periods with respect to such product in such country), (i) we materially breach our diligence obligations with respect to the BEST1 products or the RHO products, as applicable, (ii) the acquired intellectual property licenses relating to the BEST1 products or the RHO products, as applicable, are terminated for any reason, or (iii) we cease efforts to exploit the BEST1 products or the RHO products, as applicable, for a certain period (subject to certain exceptions), then upon Iveric’s request we are obligated to assign to Iveric our rights to the BEST1 products or the RHO products, as applicable, including related patent rights, contracts, information and regulatory documents.

Until the sixth anniversary of signing, Iveric has a right of first refusal if we intend to seek or pursue a deal to license, sell, transfer or otherwise dispose of all or substantially all of our assets primarily relating to either or both of the BEST1 or RHO product candidates, or if we receive an unsolicited offer from a third party relating to the foregoing.

In connection with signing of the Iveric Agreement, we paid Iveric an upfront fee of $500,000 and issued to Iveric certain shares of series seed preferred stock of Opus equivalent to a high single digit percentage of our then outstanding capital stock. We will make additional payments to Iveric upon the achievement of specified (i) development milestones, the maximum potential aggregate amount of such milestones being $11.35 million with respect to the BEST1 program and $1.45 million with respect to the RHO program and (ii) commercial milestones, the maximum potential aggregate amount of such milestones being $95.4 million with respect to the BEST1 program and $3.5 million with respect to the RHO program. In addition, we will make royalty payments in the low single digit percentages on net sales of licensed RHO and BEST1 products.  As of December 31, 2024, there was sufficient uncertainty with regard to any future cash milestone payments under the Iveric Agreement that no liabilities were recorded related to the agreement.

Penn and University of Florida BEST1 License Agreement

On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement.  Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In connection with signing, Iveric paid Penn an upfront fee in the low hundreds of thousands of dollars. We will make additional payments to Penn upon the achievement of specified (i) clinical and regulatory milestones up to a maximum potential aggregate amount of $15.65 million for the first licensed product, regardless of category (i.e., “wildtype only products” or “knockdown and replace products”), and $3.13 million for the first licensed product from a different category, and (ii) commercial milestones, up to a maximum potential aggregate amount of $48 million for the first licensed product, regardless of category, and $9.6 million for the first licensed product from a different category. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, we will also pay Penn a percentage, in the mid teens, of each milestone payment that we are required to pay to Iveric under the Iveric Agreement.  Until we are required to pay royalties under the BEST1 License, we must pay an annual license maintenance fee to UF and Penn in the low tens of thousands of dollars. In addition, we will make quarterly tiered royalty payments in the low single-digit percentages on net sales of licensed BEST1 products, subject to minimum annual royalty payments in the mid tens of thousands of dollars, starting from the earlier of the first commercial sale of a licensed product or a future specified date. We will also make payments on sublicense income, in percentages up to the mid teens, with such percentage depending on the stage of product development.

The term of the BEST1 License continues until the later of (i) expiration of the licensed patents, (ii) expiration of regulatory exclusivity, or (iii) 10 years after the first commercial sale of a licensed product, unless UF or Penn has caused the BEST1 License to terminate earlier for our material breach of the license or bankruptcy. We have the right to terminate the BEST1 License in its entirety or with respect to a particular category of licensed products with certain prior written notice to Penn (without affecting our rights or obligations to the other category of licensed products), at any time prior to an investigational new drug application or clinical trial application (“IND”) for a licensed product in such category becoming effective. After an IND for a licensed product in a particular category becomes effective, then the BEST1 License will be non-cancellable with respect to such category, except that we will have the right to terminate the agreement with respect to such category by providing UF and Penn written notice. As of December 31, 2024, there was sufficient uncertainty with regard to any future cash milestone payments under the BEST1 License that no liabilities were recorded related to the agreement.

LCA5 VR License

On March 2, 2023, Opus entered into a non-exclusive license agreement (the “LCA5 VR License”) with Penn pursuant to which it was granted a non-exclusive license to certain patents and copyrights relating to testing visual function using simulated living situations in individuals with visual disorders, for Opus’ use in clinical trials for the evaluation of retinal disorder treatments caused by LCA5 mutations. In connection with signing, we paid Penn an upfront fee in the low tens of thousands of dollars. We will make additional payments to Penn, in the low single digit thousands of dollars, for each use of a licensed product in a clinical trial. The term of the LCA5 VR License continues until six months after the conclusion of all clinical trials for the evaluation of treatments for retinal disorders caused by a mutation or mutations in the LCA5 gene. We have the right to terminate the LCA5 VR License at any time during the term with certain prior written notice to Penn.

Penn and UF RHO License Agreement

On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases.  In return for these rights, the Company is obligated to make certain development milestone payments and royalty payments on future sales of such products.  As of December 31, 2024 there was sufficient uncertainty with regard to any future cash milestone payments under the RHO License that no liabilities were recorded related to the agreement.

Opus Genetics, Inc.
Form 10-K
Massachusetts Eye and Ear Infirmary License Agreement

On November 9, 2021, Opus entered into a license agreement (the “MEEI License”) with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information.  In return for these rights, the Company is obligated to make certain development milestone payments and royalty payments on future sales of such products.  As of December 31, 2024 there was sufficient uncertainty with regard to any future cash milestone payments under the MEEI License that no liabilities were recorded related to the agreement.

Intellectual Property

Gene Therapy

We in-license multiple patents and patent applications directed to our gene therapy programs.  We also own one patent family directed to our MERTK therapeutic program.  Our patent estate for each gene therapy program, as of December 31, 2024, is described in more detail below.

For our LCA5 therapeutic program, we in-license one patent family directed to compositions of matter and therapeutic methods using such compositions of matter. The patent family contains patents in the U.S., Japan, Australia, and South Korea and pending patent applications in the U.S., Europe, and additional foreign countries. The foregoing U.S. patent expires in 2039, and the Japanese, Australian, and South Korean patents, including any patents that may be granted based on the foregoing pending patent applications, will expire in 2038, each not including any patent term extension.

For our BEST1 therapeutic program, we in-license four patent families.  The first patent family is directed to compositions of matter and therapeutic methods using such compositions of matter and has patent applications pending in the U.S., Europe, Japan, and additional foreign countries. If the foregoing patent applications are granted, these patents would expire in 2039, not including any patent term extension. The second and third patent families are each directed to methods of treatment and have patent applications pending in the U.S., Europe, Japan, and additional foreign countries. Patents, if granted based on the foregoing patent applications, would expire in 2041, not including any patent term extension.  The fourth patent family is direct to methods of treatment and methods for assessing treatment and has patent applications pending in the U.S. and Europe. Patents, if granted based on the foregoing patent applications, would expire in 2042, not including any patent term extension.

For our RHO therapeutic program, we in-license two patent families, each directed to compositions of matter and therapeutic methods using such compositions of matter.  The first patent family has patents in the U.S., Europe, Japan, and additional foreign countries, while the second patent family has patents in Japan and China. Each patent family also has patent applications pending in the U.S., Europe, and additional foreign countries. The foregoing patents, including any patents to grant based on the foregoing patent applications, will expire from 2037 to 2039, not including any patent term extension.

For our MERTK therapeutic program, we own one international patent application to compositions of matter and therapeutic methods using such compositions of matter. This patent, if granted based on the foregoing patent application to be filed based on the foregoing international patent application, would expire in 2044, not including any patent term extension.

Opus Genetics, Inc.
Form 10-K
For our RDH12 therapeutic program, we in-license one patent family directed to compositions of matter and therapeutic methods using such compositions of matter, consisting of patents in the U.S., Japan, Australia, and additional foreign countries and pending patent applications in the U.S., Europe, and additional foreign countries. The foregoing patents, including any patents to grant based on the pending patent applications, will expire in 2037, not including any patent term extension.

For our NMNAT1 therapeutic program, we in-license one patent family directed to compositions of matter and therapeutic methods using such compositions of matter, consisting of pending patent applications in the U.S., Europe, Japan, and additional foreign countries. These patents, if granted based on the pending patent applications, would expire in 2041, not including any patent term extension.

For our CNGB1 therapeutic program, we in-license one patent family directed to compositions of matter and therapeutic methods using such compositions of matter.  This patent family contains a patent in Japan and pending patent applications in the U.S., Europe, and additional foreign countries, whereby the Japanese patent and patents, if granted, based on the foregoing pending patent applications, expire in year 2038, not including any patent term extension.

PS

Our patent estate includes patents and patent applications to forms of phentolamine mesylate, formulations containing phentolamine mesylate, methods of using phentolamine mesylate, and methods of manufacturing phentolamine mesylate. We own all of the worldwide rights to PS for all indications, but out-license certain rights to PS pursuant to the Viatris License Agreement.

Our patent estate relating to PS contains over 12 U.S. patents, over seven pending U.S. non-provisional patent applications, a pending international patent application, as well as issued patents in Australia, Canada, Europe, Japan, and Mexico and pending patent applications in Europe, Japan, and other foreign countries.  Multiple U.S. patents and counterpart Australian, Canadian, European, and Japanese patents are directed to aqueous phentolamine mesylate formulations and are scheduled to expire in 2034.  Additional multiple U.S. patents and counterpart Australian, Canadian, European, and Japanese patents are directed to methods of improving visual performance using, for example, phentolamine mesylate and are scheduled to expire in 2034.

We also own two U.S. patents with claims to methods of treating presbyopia, and one U.S. patent with claims to methods of treating mydriasis—each of the foregoing U.S. patents are scheduled to expire in 2039. Additionally, we own one pending U.S. patent application with claims to treating presbyopia and two pending U.S. patent applications with claims to treating mydriasis. Counterpart patent applications are pending in Europe, Japan, and other foreign countries—if granted based on these pending applications, these patents would expire in 2039. Patent applications are also pending in the U.S., Europe, Japan, and other foreign countries directed to additional methods for treating mydriasis—if granted based on the foregoing patent applications, these patents would expire in 2042.

We also own two U.S. patents, one pending U.S. patent application, and pending foreign patent applications in Europe, Japan, and additional foreign countries directed to high-purity phentolamine mesylate and methods for making the same.  We also have a pending international patent application, pending U.S. patent application, and pending European patent application directed to particular phentolamine mesylate crystal forms and their use—if granted based on the foregoing patent applications, these patents would expire in 2043.

We have obtained registration of the “RYZUMVI” trademark in the United States.

APX3330

As of December 31, 2024, the patent estate that we in-license for APX3330 and related compounds contains nine U.S. patents and two pending U.S. non-provisional patent applications, as well as issued patents in Europe, Japan, and additional foreign countries, and pending patent applications in Europe, Japan, and additional foreign countries. The license is for the use and commercialization of APX3330 and related compounds covered by the subject patents and patent applications in the field of human health uses for ophthalmic and diabetes mellitus indications.

Opus Genetics, Inc.
Form 10-K
One in-licensed U.S. patent is directed to methods of treating diabetic retinopathy and other diseases using, for example, APX3330, and is scheduled to expire in year 2030, not including any patent term extension. Counterpart patents have issued in Europe, Japan, and additional foreign countries, which are scheduled to expire in year 2028. A separate in-licensed patent family directed to methods of treating wet Age-Related Macular Degeneration and other diseases using, for example, APX2009 or APX2014, contains one U.S. patent, one pending U.S. patent application, and patents in Europe, Japan, and additional foreign countries, as well as a pending patent application in Canada—these patents, including any patents to grant based on the pending patent applications, will expire in 2039.  Additional in-licensed patents and patent applications are directed to methods of treating certain retinal diseases, combination therapy, and/or derivatives of APX3330—these patents, including any patents to grant based on the foregoing pending patent applications, will expire from 2028 to 2039, not including any patent term extension.

In addition, as of December 31, 2024, we own one U.S. provisional patent application, one U.S.non-provisional patent application, one international patent application, and patent applications in Europe, Japan, and additional foreign countries and directed to methods of treating diabetic retinal diseases using APX3330. Patents, if granted, based on the foregoing patent applications would expire from 2042 to 2045, not including any patent term extension. Additionally, we own one pending international patent application with counterpart patent applications pending in the U.S., Taiwan, and Argentina directed to APX3330 salts and esters—whereby patents, if granted based on the foregoing patent applications, would expire in 2043, not including any patent term extension.

Competition

We and our development partners face competition from both branded and generic pharmaceutical companies as well as products that are currently in development. Many of these companies have significantly greater financial and human resources and experience in drug development, R&D, and commercialization. These competitors compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, and acquiring products, product candidates or other technologies complementary to our programs. Smaller and other early-stage companies may also prove to be significant competitors if they choose to partner with large, established companies.

Inherited Retinal Diseases

While we are not currently aware of any direct competitors for our OPGx-LCA5 gene therapy program, there are various companies developing gene therapies for the treatment of IRDs, which may ultimately directly compete with us in the future. To our knowledge, there are no active IRD gene therapy programs in development for the treatment of LCA5, BEST1, NMNAT1, or MerTK genes.  With respect to the RDH12 gene, there is an investigator-initiated trial in China and a program from MeiraGTX. For the Rho program, Octant Bio appears to have a preclinical program.  Cell therapies and optogenetics are potential competition for late stages for our diseases from genes of interest at which point, gene augmentation may be less efficacious.

PS

Phentolamine Ophthalmic Solution 0.75% is in development for additional indications of presbyopia as well as decreased visual acuity under low light conditions  following keratorefractive surgery. There are multiple potential competitors for the treatment of presbyopia including Lenz Therapeutics (LNZ100 - 1.75% Aceclidine) and AbbVie (VUITY® (pilocarpine hydrochloride ophthalmic solution) - 1.25%). We are not aware of direct competition for the treatment of DLD following keratorefractive surgery.

In January 2025, we received a Paragraph IV Certification Notice (“Notice Letter”) that Sandoz, Inc., a provider of generic and biosimilar medicines (“Sandoz”), submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking approval to manufacture, use or sell a generic version of RYZUMVI for the reversal of pharmacologically-induced mydriasis in the U.S. prior to the expiration of six of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication (the “Orange Book”). The Notice Letter alleges that these patents are invalid or unenforceable or will not be infringed by the generic product described in Sandoz’s ANDA.  If the challenge by Sandoz is successful, it could result in the introduction of a generic competitor to the market before the expiration of our patents, thereby reducing our market share and potential future revenue from sales of RYZUMVI for reversal of pharmacologically-induced mydriasis.   In March 2025, in collaboration with our commercialization partner for RYZYMVI®, we filed a complaint for patent infringement of certain RYZYMVI® patents against Sandoz in the District of New Jersey in response to Sandoz’s ANDA filing.  The complaint seeks, among other relief, equitable relief enjoining Sandoz from infringing the RYZUMVI patents.

Opus Genetics, Inc.
Form 10-K
APX3330

There are multiple products currently used to treat diabetic retinopathy and macular edema including anti-VEGF therapies, including faricimab-svoa (Vabysmo), ranibizumab (Lucentis) and aflibercept (Eylea). There are also multiple additional therapies in research and development stages for the treatment of diabetic retinopathy. Photocoagulation and vitrectomies may also be used to treat diabetic retinopathy.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (“EU”), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

The EMA is a decentralized agency governed by an independent management board responsible for the evaluation, supervision, and safety monitoring of medicines in the EU. The Medicines and Healthcare products Regulatory Agency (MHRA) regulates medicines, medical devices, and blood components in the United Kingdom (UK) and serves as a similar function to the EMA in the EU, following the exit of the UK from the EU(the so-called “Brexit”). The Japanese Pharmaceuticals and Medical Devices Agency (PMDA) serves a similar function to the FDA in the United States and is an independent administrative institution. The National Medical Products Administration (NMPA) is the Chinese agency for regulating drugs and medical devices (formerly the China Food and Drug Administration or CFDA).

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA regulates drug and biological products under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and the Public Health Service Act (“PHSA”), respectively, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The failure to comply with applicable requirements under the FDCA, PHSA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, untitled letters, and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance, as applicable, with the Animal Welfare Act and FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;

Opus Genetics, Inc.
Form 10-K
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•
performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, and other applicable regulations to establish the safety and efficacy of the proposed drug product, or the safety, purity, and potency of the proposed biologic, for each proposed indication;

•
manufacturing, packaging, labelling, and distribution of drug substances and drug products consistent with the FDA’s cGMP regulations, as well as GLP non-clinical and GCP clinical studies to investigate the drug candidate;

•	development of product label, package inserts, and prescriber information that is intended to be used and included with the commercial product;

•	preparation and submission to the FDA of an NDA, BLA or supplements;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial site(s) to assure compliance with GCPs and the integrity of the clinical data;

•	FDA approval of application; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vitro and in vivo animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as long-term repeat-dose toxicology studies, may continue after the IND is submitted.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug or biological to be shipped in interstate commerce for use in an investigational clinical trial. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. An IND goes into effect 30-days after its filing, unless during this 30-day period the FDA raises concerns or questions and imposes a clinical hold.

Opus Genetics, Inc.
Form 10-K
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

In addition, an IRB (or Independent Ethics Committee (IEC or EC), within Europe) representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must exercise continuing supervision over the trial. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial patients. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by Opus based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Trials in Support of an NDA or BLA

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

•
Phase 1. The drug or biological product is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

Opus Genetics, Inc.
Form 10-K
•
Phase 2. The drug or biological product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
Phase 3. The drug or biological product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labelling of the product.

Reports detailing activities under, and the status of, an IND must be submitted at least annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug or biological product; and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Sponsors may reach an SPA agreement with respect to the design of clinical trials. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs and biologics by allowing the FDA to evaluate the proposed design and size of certain clinical or animal studies, including clinical trials that are intended to form the primary basis for determining a product candidate’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding protocol design and scientific and regulatory requirements. The FDA aims to complete SPA reviews within 45 days of receipt of the request. The FDA ultimately assesses whether specific elements of the protocol design of the trial, such as entry criteria, dose selection, endpoints and/or planned analyses, are acceptable to support regulatory approval of the product with respect to the effectiveness of the indication studied. All exchanges between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug or biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug or biologic candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug or biologic. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug or biological candidate does not undergo unacceptable deterioration over its shelf life.

Opus Genetics, Inc.
Form 10-K
Submission of an NDA or BLA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an application requesting approval to market the drug or biological product for one or more indications. Under federal law, the submission of most NDAs and BLAs are subject to an application user fee. The sponsor of an approved NDA or BLA is also subject to an annual prescription drug program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs or biologics with orphan designation and a waiver for certain small businesses. The FDA conducts a preliminary review of an NDA or BLA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing, and the sponsor receives a Refuse to File Notice. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs and BLAs. The goal for review of most standard applications is within 10 months from the date of filing, and for “priority review” products the review goal is within 6 months of filing. The review process may be extended by the FDA to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections (“PAIs”) may cover all facilities associated with an NDA or BLA submission, including drug or biologic component manufacturing (such as active pharmaceutical ingredients), finished drug or biological product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications at the commercial scale. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop Risk Evaluation and Mitigation Strategies (“REMS”). REMS uses risk minimization strategies to ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS at the time of approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA may refer an application for a novel drug or biologic to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Opus Genetics, Inc.
Form 10-K
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

The FDA’s Decision on an NDA or BLA

On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter, or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA may issue an approval letter. The FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the safety of drugs or biologics after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labelling claims, are subject to further testing requirements and FDA review and approval.

Opus Genetics, Inc.
Form 10-K
Post-Approval Requirements

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting (such as annual reports and quarterly safety reports for the first 3 years), product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

In addition, drug and biological product manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labelling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or BLAs, or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biological products may be promoted only for the approved indications and in accordance with the provisions of the approved label. All promotional materials must be submitted to FDA prior to the time of their first use. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Opus Genetics, Inc.
Form 10-K
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

Specifically, in order for an ANDA to be approved, the FDA generally must find that the generic version is a duplicate to the Reference Listed Drug (“RLD”) with respect to the active ingredients, the route of administration, the dosage form, conditions of use and the strength of the drug. The FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is required to be bioequivalent to an RLD.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or “NCE”, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period applies to the condition(s) of use for which the new clinical investigation was conducted and often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product.

Opus Genetics, Inc.
Form 10-K
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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

Opus Genetics, Inc.
Form 10-K
In the United States, the Hatch-Waxman Act provides period of 5-years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or “NCE”, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, known as the Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. In addition, recent legislative and regulatory proposals have sought to reduce or altogether eliminate the distinctions between interchangeable products and conventional biosimilar products, making the long-term status of these products unclear.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or BLA, or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), in 2012, sponsors must also submit pediatric trial plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric trial or studies the applicant plans to conduct, including trial objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Opus Genetics, Inc.
Form 10-K
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional 6 months to the term of any patent or regulatory exclusivity, including orphan exclusivity. This 6-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, the latest statutory or regulatory period of exclusivity or patent covering the product is extended by 6 months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug or biological product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA or BLA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve any other applications for the same product for the same indication for 7 years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Patent Term Restoration and Extension

A patent claiming a new drug or biological product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to 5 years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA or BLA, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug or biological product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs or biologics for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. We cannot provide any assurance that any patent term extension with respect to any U.S. patent will be obtained or, if obtained, the duration of such extension, in connection with any of its product candidates.

Review and Approval of Drug Products in the European Union

In order to market any medicinal product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Opus Genetics, Inc.
Form 10-K
Procedures Governing Approval of Drug Products in the European Union

Pursuant to the Clinical Trials Regulation  (EU) No 536/2014, a system for the approval of clinical trials in the European Union has been implemented. Under the applicable system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Regulation and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a product under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized, mutual recognition or a national procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

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

The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for simultaneous approval by one or more other, or concerned, member states of an assessment of an application performed by one-member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labelling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC, as amended. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate pre-clinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.

Opus Genetics, Inc.
Form 10-K
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

Clinical Trial Approval in the European Union

Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Regulation 536/2014, and the GCP Directive 2005/28/EC, as well as in the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH) Guideline for Good Clinical Practice, which have been adopted by the CHMP. Pursuant to the Clinical Trials Regulation and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a trial is planned to be conducted. All ongoing clinical trials in the EU are  subject to the provisions of the CTR as of January 31, 2025. In addition, on June 18, 2024, new CTIS transparency rules came into effect, requiring scheduled publication of certain key clinical trial information. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by the Clinical Trials Regulation and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

Under the Clinical Trials Regulation, it is also possible to submit a streamlined application procedure via a single entry point, the EU portal and a single set of documents to be prepared and submitted for the application. Other main characteristics of the Clinical Trials Regulation include: as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts (Part I is assessed jointly by all member states concerned, and Part II is assessed separately by each member state concerned); strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

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

Data and Market Exclusivity in the European Union

In the European Union, new chemical entities (“NCE”) and gene therapy products, qualify for eight years of data exclusivity (also called “regulatory data protection”) upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but the generic product cannot enter the market  for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an NCE and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its product.

Opus Genetics, Inc.
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

Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the European Union. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity, which can be further extended by two years if pediatric studies have been conducted in accordance with an agreed pediatric investigational plan. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products of the EMA, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

It is noted that a wholesale revision of the EU pharmaceutical legislation is currently underway, which will have a direct impact on the regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. The legislative proposals provide for reduced periods of regulatory protections across the categories listed above. The text is now being deliberated at the level of the Council of the EU and it is not expected that the law, when adopted, will become applicable until 2026 at the earliest.

Regulatory Requirements after Marketing Authorization

As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the European Union is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations and good manufacturing practice. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU GMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

Opus Genetics, Inc.
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

Healthcare Reform

The healthcare industry in the United States, including the pharmaceutical sector, is highly regulated and subject to frequent substantial changes. Any significant efforts from the federal or state governments to change how healthcare is provided or funded within the United States could have a material impact on our business. Currently, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) is the seminal legislation that has had, and continues to have, substantial impact on the healthcare industry. The ACA was intended to expand access to health insurance coverage for uninsured individuals while containing the overall cost of healthcare services. The ACA has been subject to reform through legislation, Executive Orders, and judicial challenges. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Consolidated Appropriations Act of 2020 fully repealed the ACA’s mandated “Cadillac” tax on certain high-cost employer-sponsored health coverage and the medical device excise tax on non-exempt medical devices, and eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (“BBA”) amended the ACA to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Under the Inflation Reduction Act (“IRA”), this coverage gap was eliminated effective January 1, 2025. The IRA also requires pharmaceutical manufacturers to pay 10% of the negotiated price of brands, biologics, and biosimilar products, when Medicare Part D beneficiaries are in the initial coverage phase, and 20% of the negotiated price during the catastrophic phase of Medicare Part D coverage. On June 17, 2021, the United States Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug and biological products. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of the Trump administration will impact the ACA.

Provisions in the ACA impacting our potential drug candidates include:

•
A special, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•
Expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•
Expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program (“MDRP”) by (i) increasing the minimum rebate for both branded and generic drugs; (ii) revising the definition of “average manufacturer price,” or AMP, which must be reported to the government for purposes of calculating Medicaid drug rebates on outpatient prescription drugs; and (iii) creating a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	Expansion of the types of entities eligible for the 340B drug discount program;

Opus Genetics, Inc.
Form 10-K
•
Provisions authorizing the creation of a new independent nonprofit organization called the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•
Establishment of the Center for Medicare and Medicaid Innovation within the Centers of Medicare and Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through the first eight  months of the FY 2032 sequestration order, unless additional Congressional action is taken (with the exception of a temporary suspension, and later a temporary reduction, instituted during the COVID-19 pandemic that expired on July 1, 2022).

In addition, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, P the American Rescue Plan Act of 2021 was signed into law, which temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025.

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

Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures. Additionally, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may lead to slower response times and longer review periods, potentially affecting our ability to continue development of our product candidates or obtain regulatory approval for our product candidates.

Opus Genetics, Inc.
Form 10-K
The pharmaceutical industry is also subject to regulatory changes as the result of judicial challenges. For example, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

Healthcare Frauds & Abuse and Compliance Laws and Regulations

There are other healthcare-related fraud and abuse and compliance laws and regulations that extensively govern how pharmaceutical companies, like Opus, are operated and regulate activities related to pharmaceutical products. These laws and regulations may require administrative guidance to implement. Failure to comply could subject the Company to legal and/or administrative actions, which may include substantial fines and/or penalties; orders to stop non-compliant activities; criminal charges; warning letters; product recalls or seizures; delays in product approvals; exclusion from participation in government reimbursement programs or contracts as well as limitations on conducting business in applicable jurisdictions.

Applicable federal and state healthcare laws and regulations include:

•
The federal Anti-Kickback Statute (“AKS”), which is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, pharmacies, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that the AKS has been violated if any “one purpose” of an arrangement involving remuneration is to induce referrals of federal healthcare program business. Violations of the AKS can result in significant civil monetary penalties and criminal fines, per each violation, additional civil penalties and treble damages under the federal Civil False Claims Act (“FCA”), as described in detail further below, as well as imprisonment and mandatory exclusion from participation in government health care programs, meaning that federal healthcare programs would no longer reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals. Although there are a number of statutory exceptions and regulatory safe harbors to the AKS that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn. Arrangements that do not fully satisfy all elements of an available exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny;

Opus Genetics, Inc.
Form 10-K
•
The FCA, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from government health care programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Further, a violation of the AKS  can serve as a basis for liability under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical manufacturers have been investigated and/or subject to government enforcement actions asserting liability under the FCA for a variety of alleged activities, including alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. Violations of the FCA may result in significant civil fines and penalties for each false claim, currently ranging from $14,308 - $28,619 per false claim or statement for penalties assessed after January 15, 2025, treble damages, and potential exclusion from participation in federal healthcare programs. There is also the federal Criminal False Claims Act, which is similar to the FCA and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government;

•
The federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the AKS; and (4) failing to report and return a known overpayment;

•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
The federal Physician Payments Sunshine Act (“Sunshine Act”), implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, among others, to track and report annually to CMS, within HHS, information related to payments and other “transfers of value” made by that entity to US-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and teaching hospitals. The Sunshine Act also requires certain manufacturers, among others, to track and report ownership and investment interests held by U.S.-licensed physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties;

•
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

Opus Genetics, Inc.
Form 10-K
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

•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; and

•
State laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require the reporting of certain pricing information, including information pertaining to and justifying price increases; prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost”  in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

•
Additionally, we expect certain of our products, if and when approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled. Specifically, we expect our products would be primarily reimbursed under Medicare Part D, which provides an outpatient prescription drug benefit for Medicare beneficiaries. Medicare Part D is implemented through private insurance plans under contractual arrangements between the plans and the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans develop formularies, impose utilization controls (such as prior authorization, step therapy, and quantity limits), and negotiate discounts from drug manufacturers. Because of this, the list of prescription drugs covered by Part D plans varies by plan. However, with limited exceptions, individual plans are required by statute to cover certain therapeutic categories and classes of drugs or biologics and to have at least two drugs in each unique therapeutic category or class. Our products may also be covered and reimbursed under other government programs, including those discussed below:

•
We expect to be required to participate in the MDRP in order for federal payment to be available for our products under Medicaid. Medicaid is a government health insurance program for eligible low-income adults, children, families, pregnant women, and people with certain disabilities and it is jointly funded by the federal and state governments. The MDRP requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the MDRP, manufacturers must pay a rebate to each state Medicaid program for quantities of products utilized on an outpatient basis (with some exceptions) that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. MDRP rebates are calculated using a statutory formula, state-reported utilization data, and pricing data that are calculated and reported by manufacturers on a monthly and quarterly basis to CMS. These data include the AMP and, in the case of single source and innovator multiple source products, the best price for each drug.

•
Under federal law, we further expect to be required to participate in the 340B drug pricing program, which 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include health care organizations that have certain federal designations or receive funding from specific federal programs, including Federally Qualified Health Centers, Ryan White HIV/AIDS Program grantees, and certain types of hospitals and specialized clinics, as well as certain hospitals that serve a disproportionate share of low-income patients. The ACA expanded the 340B program to also include certain children’s hospitals, certain free-standing cancer hospitals, critical access hospitals, certain rural referral centers and certain sole community hospitals, each as defined by ACA. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to the MDRP are also subject to the 340B ceiling price calculation and discount requirement. Any changes to the definition of Medicaid AMP and the Medicaid rebate amount also could affect our 340B ceiling price calculation for our products and could negatively impact our results of operations. In addition, after multiple delays, the final rule implementing civil monetary penalties against manufacturers for instances of overcharging 340B covered entities became effective on January 1, 2019. Accordingly, if we have an approved product, we could be subject to such penalties if the government were to find that we knowingly and intentionally overcharged a 340B covered entity.

Opus Genetics, Inc.
Form 10-K
•
Additionally, for a company to be eligible to have its products paid for with federal funds under the MDRP and Medicare Part B programs, as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. To participate, manufacturers are required to enter into an FSS contract and other agreements with the VA for any products which may qualify as “covered drugs.” Under these agreements, manufacturers must make such products available to the “Big Four” federal agencies-the VA, the Department of Defense (“DoD”), the Public Health Service (including the Indian Health Service), and the Coast Guard-at pricing that is capped pursuant to a statutory federal ceiling price (“FCP”), formula set forth in Section 603 of the Veterans Health Care Act of 1992 (“VHCA”). The FCP is based on a weighted average non-federal average manufacturer price (“Non-FAMP”), which manufacturers are required to report on a quarterly and annual basis to the VA.

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

Healthcare Reimbursement

In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and healthcare providers are unlikely to use our products unless third-party payor coverage is provided and reimbursement by such payor is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other comparable government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party coverage and reimbursement may not be available to enable us to maintain price levels sufficient to cover our costs, including research, development, manufacture, sale and distribution.

The containment of healthcare costs also has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. This has resulted in congressional inquiries as well as other proposed and enacted legislation designed to (i) bring more transparency to product pricing, (ii) limit coverage and reimbursement for drugs and other medical products, and (iii) reform government health program reimbursement within the healthcare system as a whole.

Opus Genetics, Inc.
Form 10-K
For example, on March 11, 2021, former President Biden signed the American Rescue Plan Act of 2021 into law, which included among its provisions a sunset of the provision in the ACA that capped pharmaceutical manufacturers’ rebate liability under the MDRP. Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the AMP for a covered outpatient drug. As of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. Further, on August 16, 2022, former President Biden signed the IRA into law. The IRA includes several provisions that may potentially impact our business, including provisions that (i) create a $2,000 cap on out-of-pocket expenses for Medicare Part D beneficiaries beginning in 2025, (ii) impose new manufacturer discount obligations for all drugs in Medicare Part D, (iii) allow the U.S. government establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS; (iv) require companies to pay rebates to Medicare for drug prices that increase faster than inflation. CMS has taken steps to implement the IRA, including: releasing the first round of negotiated maximum prices, which will be effective in 2026, for the ten drugs that were subject to the IRA’s negotiation process; releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA; releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in the phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program; releasing final guidance on the implementation of the Medicare Part D Manufacturer Discount Program; and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025 with the negotiated prices becoming effective in 2027. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry. Payment methodologies may also be subject to changes under regulatory initiatives. For example, on February 14, 2023, HHS issued a report, which, among other things, selected three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addressed: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

Moreover, individual states in the United States have become increasingly active in passing laws and implementing regulations designed to control pharmaceutical product pricing, including reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.

Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to products for which the company receives marketing approval in the future and coverage and reimbursement under different federal healthcare programs is not always consistent. Further, private payors often follow the coverage and reimbursement policies established under Medicare. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products for which we receive marketing approval.

Outside of the US, in the EU and the UK, the price of prescription only medicines is subject to governmental control, determined on a national level. Pricing negotiations with national payors can last up to years following the grant of a marketing authorization and are subject to proving clinical effectiveness, cost effectiveness and an appropriate budget impact. In some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems.

As of January 12, 2025, the new EU Health Technology Regulation No 2021/2282 has become applicable in respect of new advanced therapy medicinal products (which include gene therapy products) and oncology medicines. The Regulation imposes a new procedure, a joint clinical assessment at a centralized level, as a mandatory step for the assessment of the pricing and reimbursement of medicinal products by national authorities. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria. By 2030, it will apply to all medicinal products.

Opus Genetics, Inc.
Form 10-K
Human Capital Resources

As of December 31, 2024, we had 18 full-time employees, with the following assignments: five engaged in clinical research and development activities, one of whom holds a Ph.D. degree, four engaged in research and development activities and business development, and nine engaged in finance, business development, human resources, and administrative support. We plan to continue to utilize expert consultants and contract organizations to support execution of the day-to-day operations. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe that we maintain good relations with our employees. We have expanded efforts to prioritize employee engagement by conducting employee surveys and offering increased professional development opportunities and education assistance benefits.

Available Information

Our Internet address is https://opusgtx.com. We make available free of charge through our investor relations website, ir.opusgtx.com/sec-filings, copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to the foregoing reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.

ITEM 1A.	RISK FACTORS

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our other filings with the Securities and Exchange Commission. Any of the risks and uncertainties set forth herein could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price or value of our securities. Additional risks not currently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. As a result, you could lose all or part of your investment.

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

•
the inability to successfully combine our assets in a manner that permits us to expand our product pipeline or achieve the anticipated benefits from the Opus Acquisition, which would result in the anticipated benefits of the Opus Acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•	the creation of uniform standards, controls, procedures, policies and information systems;

Opus Genetics, Inc.
Form 10-K
•	the addition of new personnel, including new management, which may be difficult to smoothly integrate; and

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Opus Acquisition.

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

After the Opus Acquisition, we significantly expanded our product pipeline and business operations and shifted our business strategies, and these changes may not result in an improvement in the value of our common stock.

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

Opus Genetics, Inc.
Form 10-K
In addition, the clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as our products, including OPGx-BEST, can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates, or how long it will take to commercialize any other products for which we receive marketing approval.

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

Gene therapy remains a novel technology with few approved to date in the United States and EU. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, if approved, prescribing treatments that involve the use of our product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any products for which we obtain marketing approval.

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

Opus Genetics, Inc.
Form 10-K
In addition, the FDA, the EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. We have experienced lot failures in the past and there is no assurance we will not experience such failures in the future. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. We also may encounter problems hiring and retaining the experienced specialist scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Because we are developing product candidates for the treatment of IRDs in which there is less clinical experience for gene therapy products as compared to other diseases and, in some programs, using new endpoints or techniques, there is increased risk that certain regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.

There are no pharmacologic therapies approved to treat IRDs caused by LCA5-associated gene mutations in the United States or EU. In addition, there has been limited clinical trial experience for the development of pharmaceuticals to treat IRDs. Certain aspects of IRDs render efficacy endpoints historically used for vision clinical trials less applicable as clinical endpoints, which may require the use of novel clinical endpoints. As a result, the design and conduct of clinical trials for these disorders is subject to increased risk. In addition, the treatment of certain IRDs, such as BEST1 mutations, may require assessment of clinical endpoints that reflect a stabilization, as opposed to an improvement, of functional vision. Assessing these endpoints may require longer periods of observation and may delay the completion of any trials we may undertake.

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

Opus Genetics, Inc.
Form 10-K
In addition, the FDA could impose a Risk Evaluation and Mitigation Strategy (“REMS”), and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval or commercial acceptance of our product candidates. A REMS may include, among other things, a communication plan to health care practitioners or patients, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Similar risk management programs could be imposed by equivalent authorities in foreign jurisdictions, including by the European Commission. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;

•	regulatory authorities may require additional warnings or limitations of use in product labeling;

•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused by our products to patients; and

•	our reputation may suffer.

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

Under the Food and Drug Administration Safety and Innovation Act (FDASIA) of 2012 the FDA is authorized to award a priority review voucher (“PRV”) to a drug sponsor upon approval of that sponsor’s drug to treat a rare pediatric disease. A drug sponsor can later redeem the voucher when submitting another new drug application to treat any disease or condition in adults or children, or it may sell or transfer the voucher to another sponsor. A voucher entitles a sponsor to a 6-month priority review by the FDA rather than the 10-month standard review. In some instances, recipients of PRVs have transferred them to other drug developers in exchange for substantial financial consideration. Even if OPGx-LCA5 is approved, it is not certain that we will be awarded a PRV as it may no longer meet the conditions for such an award at that time. In addition, even if we receive a PRV, there can be no assurance that we will be able to apply it to review of one of our other drug candidates or to transfer it for substantial financial consideration, if at all. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

Opus Genetics, Inc.
Form 10-K
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming and uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement and completion of preclinical and clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required institutional review board or independent Ethics Committee approval at each clinical trial site;

•
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

•	imposition of a clinical hold by regulatory authorities, including as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;

•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

Opus Genetics, Inc.
Form 10-K
•	failure to perform in accordance with GCP, or applicable regulatory guidelines in the European Union and other countries;

•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	clinical trial sites or subjects dropping out of a trial;

•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

If the results of our planned clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to changes in the way the product is administered;

•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing or other requirements;

•	have regulatory authorities withdraw, vary or suspend their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation;

•	be subject to the addition of labeling statements, such as warnings or contraindications;

•	be sued; or

•	experience damage to our reputation.

Opus Genetics, Inc.
Form 10-K
The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA.

The results from the prior nonclinical studies and clinical trials for our product candidates may not necessarily be predictive of the results of future nonclinical studies or clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the results from our prior clinical trials of our product candidates may not be replicated in these future trials. Many companies in the pharmaceutical and biotechnology industries (including those with greater resources and experience than us) have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless have failed to obtain FDA approval. If we fail to produce adequate results reflecting adequate efficacy and safety in our clinical trials of any of our product candidates, the development timelines, regulatory approvals, and commercialization prospects for our product candidates, as well as the Company’s business and financial prospects, would be adversely affected. Further, our product candidates may not be approved even if they achieve their respective primary endpoints in additional Phase 3 registration trials. The FDA may disagree with our trial designs or our interpretation of data from nonclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a clinical registration trial that has the potential to result in approval by the FDA or another regulatory authority. For instance, although we have reached an SPA agreement with the FDA for a Phase 3 study for PS for decreased vision under dim (mesopic or low) light conditions after keratorefractive surgery, the FDA may ultimately require additional studies for approval.

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

Opus Genetics, Inc.
Form 10-K
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

We or our future collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or analogous regulatory authorities outside the United States. Patient enrollment can be affected by many factors, including:

•	perceived risks and benefits of gene therapy-based approaches or our product candidate under study;

•	availability of genetic testing for potential subjects;

•	availability and efficacy of medications already approved for the disease under investigation;

•	eligibility criteria and visit schedule for the trial in question;

•	competition for eligible patients with other companies conducting clinical trials for product candidates seeking to treat the same indication or patient population;

•	our payments for conducting clinical trials;

•	perceived risks and benefits of the product candidate under study;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

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

Opus Genetics, Inc.
Form 10-K
We may expend a substantial amount of our resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

We are currently internally focusing on developing gene therapy development programs. As a result, we may forego or delay pursuit of opportunities for other indications from our non-gene therapy portfolio or with other potential product candidates that later prove to have greater clinical success or commercial potential. Due to changes or failure to accurately predict the size of the addressable market, among other reasons, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications or future product candidates may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for our product candidates, we may not gain approval or achieve market acceptance of that candidate, and our business and financial results will be harmed.

Risks related to the Commercialization of RYZUMVI and Product Candidates which Obtain Marketing Approval

We depend heavily on the success of our product pipeline. If we fail to find strategic partners or we (including our strategic partner) fail to adequately commercialize our pipeline products, our business will be materially harmed.

Our business depends largely on the successful clinical development, regulatory approval and commercialization of gene therapies and Phentolamine Ophthalmic Solution 0.75% Eye Drops “PS”. Viatris is our strategic partner for the commercialization of FDA-approved RYZUMVI and for the further development and commercialization, if FDA-approved, of PS. APX3300 is still in clinical development and we are seeking a strategic partner to continue its development. We (or any future our strategic partners) plan to invest a significant portion of our efforts and financial resources in the development of our products. Further, we have already spent significant efforts in developing our pipeline of products. Our ability to generate product revenues depends heavily on obtaining marketing approval for and commercializing our gene therapy products and PS for additional indications.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of a drug product are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, where regulations may differ. We are not permitted to market our product candidates in the United States until we receive approval of an NDA/BLA from the FDA or in any foreign countries until we receive the requisite approval from such countries. Before obtaining regulatory approval for the commercial sale of our product candidates for a particular indication, we must demonstrate through nonclinical testing and clinical trials that the applicable product candidate is safe and effective for use in that target indication. This process can take many years and may be followed by post-marketing studies and surveillance together which will require the expenditure of substantial resources beyond the proceeds raised in our equity and debt financings to date. Of the large number of drugs in development in the United States, only a small percentage of drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to complete development and FDA approval of our product candidates, we cannot assure you that our product candidates will be approved or commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. The success of our product candidates could be impacted by several factors, including the following:

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

Opus Genetics, Inc.
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

In addition, under the Apexian License Agreement, the Company has rights to certain compounds for use in ophthalmic and diabetic diseases. The Company does not control the development of these compounds in other non-ophthalmic and non-diabetic indications.

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

Opus Genetics, Inc.
Form 10-K
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

The discovery that our product candidates lack sufficient efficacy or that they cause undesirable side effects that were not previously identified could prevent us from commercializing such product candidates and generating revenues from sales. In addition, if we receive marketing approval for our product candidates:

•	we may discover that they are less effective, or identify undesirable side effects caused by our product candidates:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to recall the product, change the way this product is administered, conduct additional clinical trials, or change the labeling or distribution of the product (including REMS);

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the product;

•	we may be subject to fines, injunctions, or the imposition of civil or criminal penalties;

Opus Genetics, Inc.
Form 10-K
•	we could be sued and held liable for harm caused to patients;

•	the product may be rendered less competitive and sales may decrease; or

•	our reputation may suffer generally among both clinicians and patients.

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

The development and commercialization of new drug products, including in the gene therapy field, is highly competitive. We expect to face competition with respect to our product candidates, if approved, and will face competition with respect to any future product candidates that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions, and government agencies worldwide. The ophthalmic therapies market is highly competitive and dynamic. Our success will depend, in part, on our ability to obtain a share of the market for our planned indications. While there are currently no direct competitors for our OPGx-LCA5 gene therapy program, there are various companies developing gene therapies for the treatment of IRDs, which may ultimately directly compete with us in the future. Further, other pharmaceutical companies may develop therapies for the same indications that would compete with or our product candidates, if approved, and that would not infringe the claims of our in-licensed patents, pending patent applications, or other proprietary rights, which could adversely affect our business and results of operations.

Our competitors may develop products that are more effective, safer, more convenient, or less costly than any that we are developing, or that would render our product candidates obsolete or non-competitive. Our competitors may also render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, such as using artificial intelligence and machine learning, potentially eliminating the advantages in our drug discovery process. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Opus Genetics, Inc.
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

Our product candidates, even if they do receive marketing approval, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, or others in the medical community, particularly in the gene therapy space, which is a growing industry. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and may not become profitable. The degree of market acceptance for RYZUMVI and our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our product for sale at competitive prices;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	any restrictions on the use of our product together with other medications;

•	interactions of our product with other medicines patients are taking;

•	inability of certain types of patients to take our product;

Opus Genetics, Inc.
Form 10-K
•	demonstrated ability to treat patients and, if required by any applicable regulatory authority in connection with the approval for target indications as compared with other available therapies;

•	the relative convenience and ease of administration as compared with other treatments available for approved indications;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the labeling approved by the FDA;

•	availability of alternative treatments already approved or expected to be commercially launched in the near future;

•	the effectiveness of our or our partners’ sales and marketing strategies;

•	our or our partners’ ability to increase awareness through marketing efforts;

•	guidelines and recommendations of organizations involved in research, treatment and prevention of various diseases that may advocate for alternative therapies;

•	our or our partners’ ability to obtain sufficient third-party coverage and adequate reimbursement;

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

•	physicians or patients may be reluctant to switch from existing therapies even if potentially more effective, safe or convenient.

•	ability of physicians to identify patients with rare genetic diseases (IRDs).

•	limited genetic testing conducted on potential patients.

Aside from RYZUMVI, which we launched through the Viatris partnership, we have not yet sold any of our products. Further, our gene therapy products, if approved, may have limited commercial opportunity due to the relatively uncommon genetic conditions targeted by such products. We cannot assure investors that there is a sufficient market demand for our products. Achieving market acceptance for our products will require substantial marketing efforts and expenditure of funds to create awareness and demand by participants in the industry. We have  conducted limited independent market research to determine the extent of any demand that exists for the products to be provided by us and there is no guarantee that a sufficient interest in the market will exist for the products and services being produced by, or for, us. Any lack of sufficient demand for the products contemplated to be provided by us will have a material adverse effect on us.

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

Opus Genetics, Inc.
Form 10-K
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

In January 2025, we received notice from Sandoz Inc., a provider of generic and biosimilar medicines (“Sandoz”), that it has filed an ANDA for a generic version of RYZUMVI and submitted a Paragraph IV certification asserting that certain patents for RYZUMVI are invalid or unenforceable or will not be infringed by their generic product. This certification could lead to protracted and costly litigation to defend our patent rights. The potential litigation could divert management’s attention and resources away from our core business operations and strategic initiatives, including the development and commercialization of our gene therapy products. Further, the uncertainty surrounding the outcome of the patent challenge could negatively impact investor confidence and our stock price. If Sandoz is successful in their challenge, it could result in the introduction of a generic competitor to the market before the expiration of our patents, thereby reducing our market share and potential future revenue from sales of RYZUMVI. Such result may also undermine the value of our intellectual property portfolio, which could affect our ability to secure partnerships or financing in the future.

In March 2025, in collaboration with our commercialization partner for RYZYMVI®, we filed a complaint for patent infringement with respect to certain RYZYMVI® patents against Sandoz in the District of New Jersey in response to Sandoz’s ANDA filing.  The complaint seeks, among other relief, equitable relief enjoining Sandoz from infringing the RYZUMVI patents.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act (“ACA”), including a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. Any processes adopted by the FDA to implement the BPCIA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that our gene therapy product candidates, if approved as a biological product under a BLA, should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
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

Similarly, we may be a party to, or may be otherwise responsible for, pending or threatened lawsuits or other claims related to products purchased from our manufacturers and suppliers. Although we intend to require our providers to have product liability insurance, the ability to obtain such coverage and the sufficiency thereof is uncertain. Such litigation could result in additional expense and exposure in excess of our anticipated reserves, especially if such matters are not covered by insurance. Upon resolution of any pending legal matters or other claims, we may incur charges in excess of established reserves. Product liability lawsuits and claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on the business and reputation and on our ability to attract and retain customers and strategic partners. Our business, profitability and growth prospects could suffer if we face such negative publicity.

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

Opus Genetics, Inc.
Form 10-K
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

Our only product approved for commercial sale is RYZUMVI, which launched in April 2024 by Viatris, our commercialization partner. We do not anticipate generating any additional product revenue, unless and until our product candidates receive the regulatory approvals necessary for commercialization in one or more jurisdictions. Our ability to generate revenue depends on a number of factors, including our ability to:

•	the successful launch and widespread commercialization of our gene therapy candidates and other product candidates;

•	obtain approvals on late-stage drugs in development and the receipt of associated financial payments from our partner;

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

Opus Genetics, Inc.
Form 10-K
•	address any competing products and technological and market developments;

•	obtain coverage and adequate reimbursement for customers and patients from government and third-party payors for our product candidates that we develop; and

•	achieve market acceptance of our product candidates.

Furthermore, as of December 31, 2024, we had an accumulated deficit of approximately $139 million. We have funded our operations primarily through issuance of promissory notes and convertible notes in private placements, and then common stock and warrants after becoming a publicly-traded company, and more recently, through fees and a milestone payment received under the Viatris License Agreement. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidates. Even assuming we obtain additional regulatory approval for one or more of our product candidates, we expect it to be several years before products currently in our pipeline are potentially ready for commercialization, and our product candidates may not gain market acceptance or achieve commercial success. We may not achieve profitability soon after generating product revenue, if ever, and may be unable to continue operations without continued funding.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

•	the ability to secure grant funding from government and nongovernment foundations;

•	the cost of manufacturing our product candidates or products we successfully commercialize; and

•	the costs associated with general corporate activities, such as the cost of filing, prosecuting and enforcing patent claims and making regulatory filings.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval and commercialization of our product candidates. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are unavailable to us on a timely basis, or at all, we may not be able to continue the development of our product candidates, or commercialize our product candidates, if approved, unless we find one or more strategic partners.

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

Furthermore, a general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise capital.

Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Opus Genetics, Inc.
Form 10-K
Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity financings, structured financings such as royalty monetization, and potential strategic collaborations and licensing arrangements. We do not have any committed external source of funds. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Thus, raising additional capital may not be able to be achieved, even if desired, and if possible to raise additional capital, it may not be done so on terms that are desirable. If we raise funds through strategic collaborations or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. This may reduce the value of our common stock.

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

Any product candidate for which we, or our future collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising, and promotional activities for such drug, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Additionally, long term follow-up for five years is expected to demonstrate safety in these products.  Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could include requirements for a restricted distribution system.

Opus Genetics, Inc.
Form 10-K
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product candidate. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or any future collaborator, does not market a product candidate for which it receives marketing approval for only its approved indications, we, or the collaborator, may be subject to warnings or enforcement action for off-label promotion. Violation of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) and other federal statutes, including the False Claims Act and the Anti-Kickback Statute, along with analogous state and foreign laws and regulations, relating to the promotion and advertising of prescription drugs, may lead to investigations or allegations of violations of federal or state healthcare fraud and abuse laws and state consumer protection laws.

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

Opus Genetics, Inc.
Form 10-K
Legislative reform or changes in the regulatory environment affecting our business may increase the difficulty and cost for obtaining marketing approval of our product candidates, or otherwise affect the pricing and commercial viability of our product candidates.

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

For example, in March 2010, the United States Congress enacted the ACA and the Health Care and Education Reconciliation Act, or the Healthcare Reform Act, which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.

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

Further, on March 11, 2021, former President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures, such as capping the costs for prescription drugs covered by Medicare Part D and by setting the annual out-of-pocket limit at $2,000 beginning in 2025, as part of other health reform initiatives. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of a product candidate, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval or subject us or our future collaborators to more stringent drug labeling and post-marketing testing and other requirements. More recently, former President Biden signed the Inflation Reduction Act of 2022 into law in August of 2022, which, among other things, requires manufacturers to pay rebates to Medicare if prices increase faster than inflation for products used by Medicare beneficiaries.

Moreover, there is significant uncertainty regarding the legislative and regulatory changes that will be implemented or proposed by the administration of President Trump and the current U.S. Congress. The development of our product candidates may be delayed by other events beyond our control. For example, action by the new Trump Administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Opus Genetics, Inc.
Form 10-K
The biopharmaceutical and medical device industries are subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision may have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical and medical device industries. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the HHS, FDA, and CMS.  Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Our relationships with healthcare providers and third-party payors will be subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings, among other penalties and consequences.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidate for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute product candidates for which we obtain marketing approval. Restrictions and obligations under applicable federal and state healthcare laws and regulations include the following. For additional detail on potentially applicable laws, see the section titled “Part I, Item 1 - Business - Healthcare Fraud and Abuse and Compliance Laws and Regulations”. Certain state and foreign laws also govern the privacy and security of health information in ways that differ from each other and often are not preempted by the Health Insurance Portability and Accountability Act of 1996, thus complicating compliance efforts.

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

Opus Genetics, Inc.
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

Opus Genetics, Inc.
Form 10-K
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we or our partners receive marketing approval for our product candidates for a certain indication, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we or our partners are found to have promoted such off-label uses, we or they may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we or our partners cannot successfully manage the promotion of our product candidates, if approved, we or they could become subject to significant liability, which would adversely affect our business and financial condition.

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

Opus Genetics, Inc.
Form 10-K
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

Further, requirements related to clinical trials continue to evolve, which may require additional oversight, greater costs, and/or delay. In 2023, the FDA published guidance documents related to informed consent and GCPs that may present additional requirements to CROs.

In August 2023, the FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. Further, in December 2023, the FDA published a final rule, Institutional Review Board Waiver or Alteration of Informed Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects. These guidance documents present evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial, which may increase costs and delay clinical programs.

Additionally, in June 2023, the FDA published a draft guidance, E6(R3) Good Clinical Practice (GCP), which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.

Opus Genetics, Inc.
Form 10-K
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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to internally manufacture our clinical drug supply of product candidates for use in the conduct of our nonclinical studies and clinical trials. We lack the internal resources and the capability to manufacture any product candidates on a clinical or commercial scale. The process of manufacturing drug products is complex, highly regulated, and subject to several risks. For example, the facilities used by our contract manufacturers to manufacture and conduct analytical testing of the active pharmaceutical ingredient (or drug substance) and final drug product for product candidates must be inspected by the FDA and other comparable foreign regulatory agencies in connection with our submission of an NDA or BLA relevant foreign regulatory submission to the applicable regulatory agency. In addition, the manufacturing of drug substance or product is susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, or vendor or operator error. Moreover, the manufacturing facilities in which product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, or other factors. Manufacturing timelines may be negatively affected by material shortages, construction delays and supply chain challenges due to, among other factors, global supply chain shortages.

Further, requirements related to the manufacturing of ophthalmic products may evolve, which may require modifications to our current manufacturing processes. In December 2023, the FDA published a revised draft guidance, Quality Considerations for Topical Ophthalmic Drug Products, which focuses on quality considerations for ophthalmic drug products intended for topical delivery in and around the eye. Updated quality considerations may cause delay to adapt to new requirements and may also increase costs associated with manufacturing.

We do not control the manufacturing and testing processes of our contract manufacturers and analytical labs, and are completely dependent on them to comply with current good manufacturing practices (“cGMP”) (21 CFR parts 210 and 211) for manufacture of both active drug substances and finished drug products. If our contract manufacturers and analytical labs cannot successfully manufacture and test materials that conform to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, we will not be able to secure and/or maintain regulatory approval for our products. In addition, we have no control over our contract manufacturers’ and analytical labs’ ability to maintain adequate quality control, quality assurance, and qualified personnel. Failure to satisfy the regulatory requirements for the production and testing of those materials and products may affect the regulatory clearance of our contract manufacturers’ and analytical labs’ facilities generally and could potentially lead to a recall of commercial product or a shortage of clinical supplies. Additionally, if the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture and testing of product candidates, or if it withdraws its approval in the future, we may need to find alternative manufacturing and testing facilities, which would adversely impact our ability to develop, obtain regulatory approval for, or market product candidates. Furthermore, all of our contract manufacturers and analytical labs are engaged with other companies to supply and/or manufacture and/or test materials or products for such companies, which exposes our manufacturers to regulatory and sourcing risks for the production of such materials and products. To the extent practicable, we have attempted to identify more than one supplier. However, some raw materials are available only from a single source or only one supplier has been identified, even in instances where multiple sources exist.

Opus Genetics, Inc.
Form 10-K
We have relied and will rely upon third-party manufacturers and testing labs in the United States and overseas for the manufacture and testing of our product candidates for nonclinical and clinical testing purposes and intend to continue to do so in the future, including for commercial purposes. If our third-party manufacturers and analytical labs are unable to supply or test drug substance and/or drug product on a commercial basis, we may not be able to successfully produce and market product candidates, if approved, or we could be delayed in doing so. For instance, we presently rely on one supplier in Italy for the drug substance for PS, one supplier in India for raw materials for the drug substance for APPX330, and one manufacturer in the United States for APX3330 drug substance. If there is any delay or problem with the manufacture of these drug substances or if there is a delay in producing finished drug product from these drug substances, the possible approval of our product candidates and potential commercial launch may be delayed or otherwise adversely affected. We will rely on comparison of product specifications (identity, strength, quality, and purity) to demonstrate equivalence of the current drug substance and/or drug product to the drug substance and/or drug product used in previously completed nonclinical and clinical testing. If we are unable to demonstrate such equivalence, we may be required to conduct additional nonclinical and/or clinical testing of our product candidates. Due to other potential problems related to transfers, we have established additional sources of supply for the registered starting materials, with U.S. manufacturers, for the active pharmaceutical ingredients of  APX3330, and we are working to obtain a second supplier located in India for the active pharmaceutical ingredient of  PS. Establishing these additional sources, including qualifying their manufacturing processes and demonstrating the equivalence of their products, may be costly, time-consuming, and difficult to effectuate, and may delay our research and development activities. Any future transfers of manufacturing to a different third party will likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility. If we must replace any manufacturer, our research and development activities may have to be suspended until we find another manufacturer that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the development and commercialization of product candidates.

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

Opus Genetics, Inc.
Form 10-K
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

•	collaborators may be unable to obtain the necessary marketing approvals; and

•
collaborators may determine, as a part of product life-cycle management, that changes to a product are necessary or required, including regarding such product’s formulation, container closure system, packaging, or other characteristics, which could affect the development or commercialization of the applicable product candidate.

If future collaboration partners fail to develop or effectively commercialize product candidates for any of these reasons, such product candidates may not be approved for sale and our sales of such product candidates, if approved, may be limited, which would have an adverse effect on our operating results and financial condition.

If we are not able to establish a new collaboration for APX3330 on commercially reasonable terms, we may have to alter or halt our development, manufacturing, and commercialization plans related to the APX3330 program. We face significant competition in attracting collaborators for development, manufacturing or commercialization plans. We already have a collaboration with Viatris for the development and commercialization of RYZUMVI and PS. Following the Opus Acquisition, we have discontinued our internal development of APX3330 and are pursuing a potential partnership to further advance this program to allow us to focus on our gene therapy programs while extending our cash runway. Whether we reach a definitive agreement for collaboration for APX3330 will depend, among other things, upon our assessment of the proposed collaborator’s resources, expertise, and evaluation of a number of factors related to the associated product candidate, as well as the terms and conditions of the proposed collaboration. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which may exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaborations and whether such a collaboration could be more attractive than one with us. We may not be able to enter into these agreements on commercially reasonable terms, or at all.

Opus Genetics, Inc.
Form 10-K
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

With regard to the commercialization of RYZUMVI, our strategy is to focus on cash-pay utilization. This focus may limit the potential pricing and profitability of this product. We believe pursuing a non-insurance reimbursed product strategy in connection with RYZUMVI allows for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, companies offering products competitive to RYZUMVI may nonetheless try to compete on price, both directly through rebates, promotional programs, and coupons, as well as indirectly through product bundling and customer loyalty programs. In addition, we cannot predict how the market, including customers, doctors, patients, and governmental agencies, will react to this strategy. If RYZUMVI does not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of this arrangement and program (for example, in the form of non-coverage determinations, limitations on coverage, or unfavorable reimbursement with respect to our other products) or if any part of this arrangement is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows, and results of operations and could cause the market value of our common shares to decline. Our business, financial results, and future prospects will be materially harmed if we cannot generate sufficient consumer demand for RYZUMVI with this strategy.

Opus Genetics, Inc.
Form 10-K
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

We cannot assure you that any of our patents have matured, or that any of our pending patent applications will mature, into issued patents that will include claims with a scope sufficient to protect our product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, for example by claiming the same compounds, methods or formulations or by claiming subject matter that could dominate the patents that we owns or in-licenses. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, or inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, opposition, post-grant review, inter partes review, supplemental examination, or revocation proceedings may be costly or time-consuming. Thus, any patents that we may own or exclusively license may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Depending upon the timing, duration of regulatory review, and date of FDA marketing approval of our or other product candidates, if any, one of such U.S. patents may be eligible for patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Under certain conditions, the Hatch-Waxman Act provides for a patent restoration term, or patent term extension, of up to five years as compensation for the time the product is under FDA regulatory review. The duration of patent term extension is calculated based on the time spent in the regulatory review process. In the future, we may plan to seek patent term extension for patents related to our product candidates. However, we may not be granted an extension because of, for example, failing to apply within the applicable deadline, expiration of relevant patents prior to obtaining approval, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be shorter or less than what we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our revenue could be reduced, possibly materially.

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

Opus Genetics, Inc.
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

We are involved in a patent litigation lawsuit with a competitor with respect to RYZUMVI® and we may become involved in additional lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe on our patents, the patents of our licensing partners, or other intellectual property rights. For example, in March 2025, in collaboration with our commercialization partner for RYZYMVI®, we filed a complaint for patent infringement of certain RYZYMVI® patents against Sandoz in the District of New Jersey in response to Sandoz’s ANDA filing.  The complaint seeks, among other relief, equitable relief enjoining Sandoz from infringing the RYZUMVI patents.

To counter infringement or unauthorized use of our patents and other intellectual property rights, we may be required to file additional infringement claims against Sandoz and/or infringement claims against other parties, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is invalid or unenforceable, or may refuse to stop the other party from using the technology on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded.

Opus Genetics, Inc.
Form 10-K
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

We may be subject to damages resulting from claims that our employees or consultants have wrongfully misappropriated the intellectual property of their former employers.

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

Opus Genetics, Inc.
Form 10-K
If we are not able to adequately prevent disclosure of our trade secrets and other proprietary information, the value of any product we may pursue could be significantly diminished.

While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own.

Such assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. We may rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, contract manufacturers, vendors, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we cannot guarantee that we have executed these agreements with each party that may have or has had access to trade secrets. If a party breaches an agreement and discloses our proprietary information, including our trade secrets, we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, some courts in and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position would be harmed.

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

Opus Genetics, Inc.
Form 10-K
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

We depend on intellectual property licensed from third parties for development of our product candidates, and the termination of, or reduction or loss of rights under, these licenses would harm our business.

Opus Genetics, Inc.
Form 10-K
We exclusively license from the University of Pennsylvania and/or University of Florida certain patents and patent applications for products under development for our gene therapy program.  Rights granted under the agreements are subject to various milestone payment, royalty, and other obligations on us, and may be revocable under certain circumstances including if we fail to make the payments due thereunder, commit a material breach of the agreement that is not cured within a certain time period after receiving written notice or fail to meet certain specified development and commercial timelines. Termination of a license agreement may result in us having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize one or more of the products under development in our gene therapy program. Also, we do not have total control over the preparation, filing, prosecution and maintenance of patents and patent applications covering the technology that we license under these agreements.

We may, in the future, enter into additional license agreements. The rights granted under license agreements are and may be subject to various milestone payment, royalty, insurance or other obligations on us, and may be revocable under certain circumstances including if we cease to do business, fail to make the payments due thereunder, commit a material breach of the agreement that is not cured within a certain time period after receiving written notice or fail to meet certain specified development and commercial timelines. Termination of a license agreement may result in us having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize the drug therapy covered by the license. We do not have total control over the preparation, filing, prosecution and maintenance of patents and patent applications covering the technology that we license.

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

Opus Genetics, Inc.
Form 10-K
Risks Related to Our Employee Matters and Managing Growth

We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on our management, scientific, and medical personnel, including George Magrath, MD,, Chief Executive Officer and Board Director. We have entered into employment agreements with our executive officers, but any employee may terminate his or her employment with us. The loss of the services of any of our executive officers, other key employees or consultants, or other scientific and medical advisors in the foreseeable future might impede the achievement of our research, development, and commercialization objectives. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as meeting financial goals, and maintaining or expanding our business. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified scientific personnel and business and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may also make it more challenging to recruit and retain qualified scientific personnel.

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

Opus Genetics, Inc.
Form 10-K
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

•
U.S. and foreign government tariffs, trade restrictions, price and exchange controls, and other regulatory requirements, particularly changes that may occur as a result of the recent U.S. presidential election;

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

Our business and operations could suffer in the event of system failures or unplanned events, including cyber incidents, network security breaches, service interruptions, or data corruption.

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunications and electrical failures. We have experienced cyber attacks in the past. While these attacks did not have a significant impact to the Company, we may continue to experience such attacks. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual or potential vulnerabilities. Furthermore, failure to protect our information technology infrastructure against cyber incidents, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business, operating results, or the effectiveness of our internal controls over financial reporting. Furthermore, any unplanned event, such as flood, fire, explosion, tornadoes, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunications failure, cybersecurity incidents, network security breaches, service interruptions, or data corruption other natural or manmade accidents or incidents, or pandemics, that result in us being unable to fully utilize the facilities, may have an adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on its financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates, or interruption of our business operations.

Opus Genetics, Inc.
Form 10-K
Risks Related to Ownership of Our Common Stock

The market price of our common stock is expected to be volatile.

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in our relationships with our licensors or other strategic partners;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in ours and our competitors’ results of operations;

•	substantial sales of shares of our common stock due to the release of lock-up agreements;

•	the announcement of clinical trial results;

•	the announcement of potentially dilutive financings;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems;

•	developments and market conditions in the pharmaceutical and biotechnology industries;

•	any acquisitions or dispositions of products, product candidates or business; and

•	the results of clinical trials of our gene therapy products, PS, or any other product candidate that we may develop.

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

We currently have a substantial number of shares of common stock subject to potential issuance associated with our Equity Line of Credit (“ELOC”) arrangement. The issuance or sale of shares under our ELOC arrangement would substantially increase the number of shares outstanding and result in dilution to our security holders. This might substantially decrease the market price of our common stock.

We have a substantial number of shares of our common stock that may be issued in the future. In connection with our equity line of credit, or ELOC, arrangement, we have issued Lincoln Park Capital Fund, LLC 246,792 shares of our common stock. Under our ELOC arrangement, we can sell up to $50,000,000 worth of our common stock over the thirty-six-month term of the ELOC arrangement, to Lincoln Park Capital, LLC, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied. To the extent that shares of common stock are issued or sold under our ELOC arrangement, dilution to our security holders may occur. The issuance of these additional securities may have an adverse effect on the market price of our securities.

Opus Genetics, Inc.
Form 10-K
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

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. It is also possible that potential plaintiffs may file lawsuits relating to the Opus Acquisition, as litigation and related claims frequently follow the announcement and completion of business transactions, including mergers like the one we consummated. Litigation often is expensive and diverts management’s attention and resources, which could seriously harm our business. The outcome of any future litigation is uncertain and, we may incur significant costs and damages to our reputation.

Actions of activist stockholders could adversely affect our business and stock price and cause us to incur significant expenses.

We strive to maintain constructive, ongoing communications with all of our stockholders. While our Board and management welcome their views and opinions with the goal of enhancing value for all our stockholders, we may from time to time be subject to proxy solicitations, stockholder proposals, or other attempts to effect changes or acquire control over the Company by activist stockholders that may not align with our business strategies or the best interests of all of our stockholders. We are currently the target of a proxy contest initiated by Mina Sooch, our former Chief Executive Officer, who has nominated six candidates for election to the Board. Responding to proxy contests, proposals, and other actions by activist stockholders requires, and may in the future require, us to incur significant legal and consulting costs, proxy solicitation expenses, and administrative and associated costs. In addition, responding to proxy contests, proposals, and other actions by activist stockholders may divert the attention of our Board, management team and employees and disrupt our business and operations.

Perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our Board or management team could arise due to proposals by activist stockholders or a proxy contest. Such perceived uncertainties could interfere with our ability to execute our strategic plans, be exploited by our competitors and/or other activist stockholders, result in the loss of potential business opportunities, make it more difficult to attract and retain financial professionals and qualified employees, and adversely impact our relationship with existing and potential business partners, any of which could have a material adverse effect on our business. Further, actual or perceived actions of activist stockholders may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects. Additionally, we may in the future become party to litigation as a result of matters arising in connection with a proxy contest or other activist stockholder actions, which could serve as a distraction to our Board and management and could require us to incur significant additional costs.

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

Opus Genetics, Inc.
Form 10-K
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

Our headquarters is currently located in Durham, North Carolina, and consists of approximately 84 square feet of office space under a short-term, non-cancellable facility lease that expires on September 30, 2025. We may extend our current space or require additional space and facilities as our business expands, and we believe that suitable additional and alternative spaces will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this filing, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business or financial condition, except for a complaint for patent infringement that we filed in collaboration with our commercialization partner for RYZUMVI® in March 2025 against Sandoz, Inc. (“Sandoz”) in the District of New Jersey in response to Sandoz’s submission of an Abbreviated New Drug Application to the U.S. Food and Drug Administration seeking approval to manufacture, use or sell a generic version of RYZUMVI for the reversal of pharmacologically-induced mydriasis in the United States prior to the expiration of six of our patents. The complaint seeks, among other relief, equitable relief enjoining Sandoz from infringing the specified RYZUMVI patents. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Opus Genetics, Inc.
Form 10-K
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade on the Nasdaq Capital Market under the symbol “IRD”.

Holders

As of March 27, 2025, there were approximately 67 holders of record of our common stock, $0.0001 par value per share (“Common Stock”). The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Issuance of Series A Preferred Stock

On October 22, 2024, we acquired Opus Genetics Inc., a Delaware corporation (“Private Opus”), in accordance with the terms of the Agreement and Plan of Merger, dated October 22, 2024 (the “Merger Agreement”), by and among the Company, Orange Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Orange Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Private Opus. Pursuant to the Merger Agreement. Under the terms of the Merger Agreement, at the closing of the Merger, we issued to the securityholders of Private Opus 5,237,063 shares of our Common Stock and 14,145.374 shares of our preferred stock, par value $0.0001 per share, designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), each share of which is convertible into 1,000 shares of Common Stock, subject to certain conditions.

Pursuant to the Merger Agreement, Ocuphire will submit the following matters to its stockholders at the next annual meeting of stockholders (the “Stockholders’ Meeting”) for their consideration: (i) the approval of the conversion of the Series A Preferred Stock into shares of Common Stock in accordance with Nasdaq Listing Rule 5635 and (ii) the approval of one or more adjournments of the Stockholders’ Meeting to solicit additional proxies if there are not sufficient votes cast in favor of the foregoing matters.

On October 22, 2024, Ocuphire filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Merger referenced in Item 1.01 above. The Certificate of Designation provides for the issuance of shares of Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock (on an as-if-converted-to-Common-Stock basis) equal to and in the same form, and in the same manner, as dividends (other than dividends on shares of the Common Stock payable in the form of Common Stock) actually paid on shares of the Common Stock when, as and if such dividends (other than dividends payable in the form of Common Stock) are paid on shares of the Common Stock. In addition to any dividends payable as described above, commencing on October 15, 2025, holders of Series A Preferred Stock will be entitled to receive when, as and if declared by our board of directors (the “Board”) or a duly authorized committee of the Board, and we will pay, out of funds legally available therefor, cumulative quarterly cash dividends of $26.00 per share of Series A Preferred Stock; provided that for the Series A Dividend Payment Date occurring on October 15, 2025, the amount of such quarterly cash dividend shall be $15.26. Any such dividends will be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing with the first payment on October 15, 2025.

Opus Genetics, Inc.
Form 10-K
The issuances of Common Stock and Series A Preferred Stock pursuant to the Merger Agreement were exempt from registration pursuant to Section 4(a)(2) of the Securities Exchange Act of 1933, as amended, and Regulation D promulgated thereunder.

There were 14,145.374 shares of Series A preferred stock as of March 31, 2025.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Opus Genetics, Inc. (the “Company,” “Opus,” “we,” “us,” or “our”) is a clinical-stage ophthalmic biotechnology company developing gene therapies for the treatment of inherited retinal diseases (“IRDs”) and other types of therapies for additional ophthalmic disorders.

On October 22, 2024, Opus Genetics, Inc., a Delaware corporation formerly known as Ocuphire Pharma, Inc. (the “Company,” “Opus,” “we,” “us” or “our”), acquired a private corporation then operating under the name of  “Opus Genetics Inc.” (“Private Opus”) pursuant to the terms of an Agreement and Plan of Merger, dated as of October 22, 2024 (such agreement, the “Merger Agreement” and the transaction consummated via the Merger Agreement, the “Opus Acquisition”), by and among the Company, Private Opus, and certain merger subsidiaries party thereto. As consideration for the Opus Acquisition, the Company issued 5,237,063 shares of its common stock and 14,145.374 shares of Series A Preferred Stock, each of which is convertible into 1,000 shares of common stock.  Further information about the Opus Acquisition can be found in Note 2 – Mergers, included in “Part II, Item 8– Financial Statements and Supplementary Data” of this Annual Report.

Our expanded pipeline following the Opus Acquisition includes assets from the adeno-associated virus (“AAV”) based gene therapy portfolio of Private Opus that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa. Apart from gene therapies, our pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size, as well as APX3330, a novel small-molecule inhibitor of Ref-1 designed to slow the progression of non-proliferative diabetic retinopathy.

Opus Genetics, Inc.
Form 10-K
Our most advanced gene therapy program is designed to address mutations in the LCA5 gene (“LCA5”), which encodes the lebercilin protein. More specifically, we are developing OPGx-LCA5 to treat LCA5-associated IRD, an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial is ongoing. The trial has shown clinical proof-of-concept—one-year data has provided evidence that the therapy supported visual improvement in three out of three adult patients participating in the trial, each of whom has late-stage disease.  Enrollment of the first pediatric patient in the LCA5 Phase 1/2 trial occurred in the first quarter of 2025, with the first data anticipated in the third quarter of 2025. The program has received Rare Pediatric Disease Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”). OPGx-BEST1 is another gene therapy candidate in our portfolio, which Private Opus acquired from Iveric Bio, a biopharmaceutical company focused on the discovery and development of novel treatments for retinal diseases, in late 2022. This asset is being developed for the treatment of IRDs associated with mutations in the BEST1 gene (“Best Disease”), which can lead to legal blindness. In preclinical studies conducted in a naturally occurring canine model of Best Disease, OPGx-BEST1 provided evidence in support of a first-in-man clinical trial. We aim to obtain preliminary data from a Phase 1/2study by the first quarter of 2026.

RYZUMVI and Phentolamine Ophthalmic Solution 0.75% (PS)

In November 2022, we entered into a license and collaboration agreement (the “Viatris License Agreement”) with a company now known as Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (initially known as Nyxol) (“PS”), for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVI® in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI was commercialized by Viatris in April 2024. For more information on the Viatris License Agreement, please refer to Note 10 – License and Collaboration Agreements included in “Part I, Item 1– Financial Statements and Supplementary Data” of this Annual Report.

PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The VEGA-3 Phase 3 clinical trial evaluating PS for the treatment of presbyopia (age-related blurry near vision) completed enrollment and topline results are expected in the first half of 2025. Additionally, for the treatment of decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment (“SPA”) for LYNX-2, a Phase 3 Trial of PS. LYNX-2 completed enrollment and topline results are expected mid-year 2025. We expect that an additional Phase 3 study of LYNX-3 for the treatment of decreased vision under mesopic (low) light conditions following keratorefractive surgery will commence in the second half of 2025.

APX3330

APX3330 is a selective small molecule that is designed to act on the dual-functioning Apurinic/Apyrimidinic Endonuclease 1/Redox Effector Factor-1 (APE1/Ref-1) protein, referred to as Ref-1.  APX3330 has completed a Phase 2 clinical study in 103 patients and FDA agreement under SPA was reached for a Phase 3 program. However, due to the capital requirements and developmental timelines associated with APX3330, we are currently seeking a strategic partner to advance the clinical development of this diabetic retinopathy program and redirecting existing resources toward the acquired gene therapy programs.

Strategic Outlook

We intend to advance our current active pipeline and may explore opportunities to out-license from our portfolio or in-license other drug candidates. To date, our primary activities have been conducting research and development activities, performing business and financial planning, recruiting personnel and raising capital. We have one product, RYZUMVI, approved for sale that is generating royalties based on sales by Viatris, and we do not expect to consistently generate significant revenues, other than license and collaborations revenue, unless and until the FDA or other regulatory authorities approve, and we successfully commercialize, LCA5, BEST1, other internally-developed assets or PS for other indications. Until such time, if ever, as we can consistently generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt and alternative financings as well as through collaborations, strategic alliances and licensing arrangements.

Opus Genetics, Inc.
Form 10-K
Through December 31, 2024, we have funded our operations primarily through equity financings, the issuance of convertible notes in private placements, and license fee and milestone payments in connection with the Viatris License Agreement.

Our net loss was $57.5 million for the year ended December 31, 2024, as compared to a net loss of $10.0 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $139.0 million. Furthermore, we anticipate that our expenses will increase as we:

•	continue clinical trials for LCA5, BEST1, PS and for any other product candidate in our future pipeline;

•	continue nonclinical studies for our pipeline of gene therapies;

•	develop additional product candidates that we identify, in-license or acquire;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	contract to manufacture our product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan;

•	add operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts;

•	continue to operate as a public company; and

•	establish on our own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

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

Financial Operations Overview

License and Collaborations Revenue

License and collaborations revenue to date was derived from a one-time non-refundable payment related to a license transfer, an additional milestone payment and reimbursement of expenses earned under the Viatris License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”). We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from potential milestone and royalty payments from the agreements with Viatris, BioSense, or Processa, or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn significant royalty payments is highly uncertain for the reasons explained below. Until further notice, we will report earned RYZUMVI royalties as a component of license and collaboration revenue listed in the consolidated statements of comprehensive loss.

Opus Genetics, Inc.
Form 10-K
To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained, and commercialization begins for LCA5, BEST1, other internally-developed assets or PS for additional indications. If we fail to complete the development of LCA5, BEST1, PS, or any other product candidate we may pursue in the future in a timely manner or fail to obtain regulatory approval, our ability to generate significant revenue will be compromised.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the clinical stage development of APX3330 and PS. Research and development expenses consist of costs incurred in performing research and development activities, including compensation, benefits and stock-based compensation costs for research and development employees and costs for consultants, costs associated with nonclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses.  We do not expect to incur meaningful research and development expenses in the future for APX3330, and we announced plans to seek a partner for the program to advance development.

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

Acquired In-Process Research and Development Expenses

We include costs to acquire or in-license product candidates as acquired in-process research and development expenses. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under accounting standards generally accepted in the United States of America (U.S. GAAP) or provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized. The costs associated with the Merger were recorded as acquired in-process research and development expenses (“IPR&D”).

Opus Genetics, Inc.
Form 10-K
Financing costs

Financing costs consist of issuance costs attributed to an equity line financing with Lincoln Park discussed further below.

Fair value change in derivative liabilities

The fair value change in derivative liabilities consists of the fair value change of the derivative liability associated with our equity line financing during the periods the equity line financing is outstanding. In addition, the fair value change of the warrant liabilities associated with the Rexahn warrants, while outstanding, were also included in this line item.

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, gain in connection with Opus Acquisition and reimbursements in connection with grants and other sources when they occur. In addition, this line item includes payments made by the Company in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former shareholders Rexahn.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of December 31, 2024 and 2023 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.

Results of Operations

The following table summarizes our operating results for the periods indicated (in thousands):

	For the Year Ended December 31,
	2024	2023	Change

License and collaborations revenue	$10,992	$19,049	$(8,057)

Operating expenses:
General and administrative	18,215	11,959	6,256
Research and development	26,851	17,653	9,198
Acquired in-process research and development expenses	28,000	—	28,000
Total operating expenses	73,066	29,612	43,454
Loss from operations	(62,074)	(10,563)	(51,511)
Financing costs	—	(1,328)	1,328
Fair value change in derivative liabilities	72	80	(8)
Other income, net	4,470	1,837	2.633
Loss before income taxes	(57,532)	(9,974)	(47,558)
Provision for income taxes	—	(12)	12
Net loss	$(57,532)	$(9,986)	$(47,546)

Opus Genetics, Inc.
Form 10-K
Comparison of Years Ended December 31, 2024 and 2023

License and Collaborations Revenue

License and collaborations revenue was $11.0 million for the year ended December 31, 2024 compared to $19.0 million for the year ended December 31, 2023.

Revenue during 2024 was derived from the output of research and development services in connection with the Viatris License Agreement.

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

General and Administrative

General and administrative expenses for the year ended December 31, 2024 were $18.2 million compared to $12.0 million for the year ended December 31, 2023. The $6.3 million increase was attributed to transaction costs in connection with the Opus Acquisition of $2.8 million, payroll related costs of $0.8 million primarily attributable to new headcount supporting business development initiatives, legal support of $2.0 million, and business development activities and other costs of $0.7 million on a net basis. General and administrative expenses included $2.4 million in stock-based compensation expense during each of the years ended December 31, 2024 and 2023.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Year Ended
	December 31,
	2024	2023	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$9,680	$9,983	$(303)
APX 3330	11,466	4,818	6,648
IRD programs	902	—	902
Unallocated	414	678	(264)
Total external cost	22,462	15,479	6,983
Internal costs:
Employee related expenses	4,216	2,148	2,068
Facilities, supplies and other	173	26	147
Total internal costs	4,389	2,174	2,215
Total research and development expenses	$26,851	$17,653	$9,198

Research and development expenses for the year ended December 31, 2024 were $26.9 million compared to $17.7 million for the year ended December 31, 2023. The $9.2 million increase was primarily attributable to clinical costs of $3.4 million for the Lynx-2 and Vega-3 trials and other research and development activities period over period, drug manufacturing costs of $1.1 million and toxicology service costs of $2.2 million related to APX3330 and $0.2 million related to IRD programs, payroll related costs of $1.7 million, and regulatory and operating related expenses of $0.6 million on a net basis. Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses included $1.0 million and $1.1 million in stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively.

Opus Genetics, Inc.
Form 10-K
Acquired In-Process Research and Development Expenses

On October 22, 2024, Opus acquired Private Opus. Research and development projects of Private Opus which were in-process at the Opus Acquisition date were expensed as IPR&D and amounted to $28.0 million. Current accounting standards require that the fair value of IPR&D with no alternative future use be charged to expense on the acquisition date.  There were no IPR&D costs in the comparable prior year period.

Financing costs

Financing costs for the year ended December 31, 2023 of $1.3 million was comprised of issuance costs attributed to the equity line financing with Lincoln Park described further below.  We did not have any financing costs during the year ended December 31, 2024.

 Fair value change in derivative liabilities

The fair value change in derivative liabilities was attributed to the equity line financing, described further below, was a gain of $72,000 and $80,000 for the years ended December 31, 2024 and 2023, respectively, attributed to the fluctuations in our common stock fair value and the number of potential shares of common stock issuable at the various discount tiers under the equity line financing.

Other Income, net

During the year ended December 31, 2024, Opus had other income, net of $4.5 million related primarily to the non-cash gain in connection with the Opus Acquisition of approximately $2.4 million and interest income in connection with our cash and cash equivalents on-hand of $2.0 million.

During the year ended December 31, 2023, Opus had other income, net of $1.8 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Provision for Income Taxes

Provision for income taxes consisted of federal and state income taxes in the United States in the amount of $12,000 for the year ended December 31, 2023, resulting from our net taxable income after the application of net operating loss carryforwards and research credits. We did not have any taxable income during the year ended December 31, 2024.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $30.3 million. We believe that our cash on hand at the end of 2024 will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of December 31, 2024, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at three large financial institutions.

Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of $89.7 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Opus convertible notes (the “Opus Convertible Notes”). In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2023, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022, all in connection with the Viatris License Agreement.

Opus Genetics, Inc.
Form 10-K
March 2025 Financings

On March 21, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group, LLC, as the sole underwriter (the “Underwriter”). Pursuant to the Underwriting Agreement, we agreed to issue and sell, in an underwritten public offering (the “Offering”), 12,219,736 shares of common stock and warrants to purchase up to 21,052,631 shares of common stock (the “March 2025 Warrants”). Each share of common stock was sold together with one March 2025 Warrant to purchase one share of common stock, at a price to the public of $0.95 per share and related March 2025 Warrant. We also agreed to issue 8,832,895 pre-funded warrants (“Pre-Funded Warrants”) at a price to the public of $0.9499 per Pre-funded Warrant.

Also on March 21, 2025, we entered into a subscription agreement with Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Company’s board of directors, (the “Subscription Agreement”) for the issuance and sale by the Company of 1,176,471 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and warrants to purchase 1,176,471 shares of Common Stock (the “Private Placement Warrants”), at an offering price of $1.275 per share and related warrant (the “Private Placement”).  Each Private Placement Warrant has an initial exercise price of $1.15, expires on the five-year anniversary of the original issuance date and may be called by the Company 30 days following the release of the Company’s OPGx-BEST1 DUO-1001 Cohort 1 data upon achievement of a volume weighted average price of our common stock for 30 consecutive trading days of over $1.725 per share and the trading average daily volume for such 30 day period exceeds $150,000 per trading day.

The combined gross proceeds from the Offering and the Private Offering, which closed on March 24, 2025, were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

March 2025 Warrants

The March 2025 Warrants have an initial exercise price equal to $0.95 per share of common stock and are exercisable for five years from the date of issuance. The exercise prices and numbers of shares of common stock issuable upon exercise are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders. A holder may not exercise the march 2025 Warrant if, after giving effect to such exercise, the holder (together with its affiliates) would beneficially own (as determined in accordance with the terms of the March 2025 Warrants) more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after giving effect to the exercise.

The March 2025 Warrants are callable by us in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Warrants are outstanding, if, after the closing date, (i) we have announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (the “Measurement Period”, which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.43 (subject to adjustment), (iii) the trading average daily volume for such Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Warrant share.

In the event of a fundamental transaction, as defined in the Form of Warrant, the holders of the March 2025 Warrants will be entitled to receive upon exercise the kind and amount of securities, cash or other property that the holders would have received had they exercised immediately prior to such fundamental transaction. Additionally, as more fully described in the Form of Warrant, in the event of certain fundamental transactions, the holders of the March 2025 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes Value of the remaining unexercised portion of the March 2025 Warrants on the date of consummation of such fundamental transaction.

Pre-Funded Warrants

The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock and are immediately exercisable and are exercisable at any time until exercised in full. The exercise prices and numbers of shares of common stock issuable upon exercise are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock.

A holder may not exercise the Pre-Funded Warrant if, after giving effect to such exercise, the holder (together with its affiliates) would beneficially own (as determined in accordance with the terms of the Pre-Funded Warrants) more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after giving effect to the exercise.

Opus Genetics, Inc.
Form 10-K
In the event of a fundamental transaction, as defined in the Form of Pre-Funded Warrant, the holders of the Pre-Funded Warrants will be entitled to receive upon exercise of the Pre-Funded Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such fundamental transaction.

The Offering (including the shares of common stock issuable from time to time upon exercise of the March 2025 Warrants and the Pre-Funded Warrants) was made pursuant to our Registration Statement on Form S-3 (File No. 333-276462) filed with the Securities and Exchange Commission on January 10, 2024, including the prospectus dated January 23, 2024 contained therein, as the same has been supplemented.

Lincoln Park Purchase Agreement

On August 10, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 246,792 shares of the Company’s common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever in any direct or indirect short selling or hedging of our common stock. In addition to the commitment shares referenced above, a total of 1,700,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through December 31, 2024 in the amount of $5.2 million.

At-The-Market Program

On January 10, 2024, we filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on January 23, 2024 under which the Company may offer and sell, from time to time in our sole discretion, securities having an aggregate offering price up to $175 million. On March 11, 2021, we entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million (the “ATM”). A total of 8,006,791 shares of common stock were sold under the ATM since its inception for gross proceeds through the filing of this Annual Report in the amount of $26.8 million.

On January 13, 2025, the Company filed a new prospectus supplement with the U.S. Securities and Exchange Commission with respect to the offer and sale of shares of its common stock, with an aggregate offering price of up to $40,000,000, establishing an at-the-market equity issuance program. On January 13, 2025, the Company also entered into a sales agreement (the “Sales Agreement”) by and between the Company and Leerink Partners LLC (“Leerink”) through or to which the Company will sell shares of common stock via an ATM program. Upon entry into the Sales Agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable upon the initial issuance date of June 8, 2021, and will expire five years following the initial exercise date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of December 31, 2024, 1,538,461 RDO Warrants were still outstanding. The offering of the securities was made pursuant to our effective shelf registration statement on Form S-3.

Opus Genetics, Inc.
Form 10-K
Pre-Rexahn Merger Financing

Securities Purchase Agreement

On June 17, 2020, the Company, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $300,000 invested by directors of the Company, and one director of Rexahn, upon closing of the Rexahn Merger. For more information, please refer to Note 7 - Stockholders’ Equity - Pre-Merger Financing included in Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of December 31, 2024, 5,665,838 Series A Warrants were still outstanding.

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

Series B Warrants

The Series B Warrants had an exercise price of $0.0001 and ultimately became exercisable for 1,708,335 shares of common stock upon execution of the Waiver Agreements. As of December 31, 2024, none of the Series B Warrants remained outstanding.

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

Opus Genetics, Inc.
Form 10-K
Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Year Ended December 31,
	2024	2023

Net cash used in by operating activities	$(25,576)	$(1,112)
Net cash provided by investing activities	1,210	—
Net cash provided by financing activities	4,186	8,979
Net (decrease) increase in cash and cash equivalents	$(20,180)	$7,867

Cash Flow from Operating Activities

For the year ended December 31, 2024, cash used by operating activities of $25.6 million was attributable to net loss of $57.5 million, partially offset by approximately $28.9 million in non-cash operating expenses and offset by a net cash source of approximately $3.1 million resulting from the change in Opus’s operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $3.4 million, non-cash IPR&D of $28.0 million in connection with the Opus Acquisition, offset by both a gain on the Opus Acquisition of $2.4 million and by a fair value gain attributed to the derivative liability of $0.1 million. The change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued expenses, and by a decrease in prepaid expenses of $6.5 million in the aggregate, offset in part an increase in our accounts receivable and contract asset associated with the Viatris License Agreement of approximately $3.4 million associated with the fluctuations of Opus’s operations.

For the year ended December 31, 2023, cash used by operating activities of $1.1 million was attributable to net loss of $10.0 million, partially offset by $4.8 million in non-cash operating expenses and offset by a net cash source of approximately $4.1 million resulting from the change in Opus’s operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $3.5 million, non-cash financing costs of $1.2 million in connection with the equity line financing and $0.2 million of issuance costs reclassified to financing activities, offset by a fair value gain attributed to the derivative liability of $ 0.1 million. The change in operating assets and liabilities was primarily attributable to our decrease in our accounts receivable and contract asset associated with the Viatris License Agreement of $2.5 million and to a lesser extent from the increase in our accounts payable and accrued expenses of $1.2 million and a decrease in our prepaid expenses of $0.4 million associated with the fluctuations of Opus’s operating expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $1.2 million. Investing activities during the period consisted of cash acquired in the amount $1.2 million in connection with the Opus Acquisition.

There were no investing activities during the year ended December 31, 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $4.2 million that consisted principally of proceeds received from the Purchase Agreement and ATM, net of issuance costs, in the amount of $4.3 million, offset in part of by the repurchase of common stock for employee withholding taxes of $0.1 million.

Opus Genetics, Inc.
Form 10-K
 Net cash provided by financing activities during the year ended December 31, 2023 was $9.0 million that consisted principally of proceeds received from the Purchase Agreement and ATM, net of issuance costs, in the amount of $4.3 million and $4.6 million, respectively.

Liquidity and Capital Resource Requirements

As of December 31, 2024 we had cash and cash equivalents of $30.3 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million, a milestone payment of $10 million, reimbursement and expected reimbursement of expenses and royalties earned under the Viatris License Agreement and, to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreements with Viatris, BioSense or Processa, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained and commercialization begins for LCA5, BEST1, other internally-developed assets or PS for additional indications. If we fail to complete the development of LCA5, BEST1, other internally-developed assets, PS or any other product candidate we may pursue in the future in a timely manner or fail to obtain regulatory approval for any of such product candidates, our ability to generate significant revenue would be compromised.

Through the ATM, we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million. A total of 7,653,838 shares of common stock were sold under the ATM since its inception for gross proceeds through December 31, 2024 in the amount of $26.4 million.

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

Opus Genetics, Inc.
Form 10-K
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

Contractual Obligations and Commitments

Facility Lease

We currently lease a facility under a short-term, non-cancellable agreement that expires on September 30, 2025, for a base rent in the amount of $1,300 per month.

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

Other Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing research and development of our gene therapy product candidates, inclusive of any potential milestone and royalty obligations under our intellectual property licenses. See “Part I, Item 1— Business— Pipeline— Sales and Marketing—Manufacturing— Apexian Sublicense Agreement— Review and Approval of Drugs and Biologics in the United States” in this Annual Report for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2026. Refer to Note 3 – Commitments and Contingencies included in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

Opus Genetics, Inc.
Form 10-K
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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

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

Opus Genetics, Inc.
Form 10-K
Acquired In-Process Research and Development

In association with the Opus Acquisition, we acquired in-process research and development (“IPR&D”) that was recorded at fair value under the Multi-Period Excess Earnings Method (“MPEEM”) model. Under the MPEEM model, the fair value of IPR&D was calculated based on estimated future cash flows which requires judgement with respect to the assumptions of revenue growth rate, projected EBITDA margin and the selection of an appropriate discount rate. The assumptions surrounding revenue growth rate and projected EBITDA margin factor the future development and commercialization of the associated IRD therapies based upon industry data and external market research. The estimated fair value of the IPR&D is sensitive to changes in these projections and assumptions; therefore, in some instances, changes in these assumptions could materially impact the fair value. These IPR&D costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under U.S. GAAP or provided that the product candidate has not achieved regulatory approval for marketing, and absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized. See Note  2 – Mergers included in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report.

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

Recent Accounting Pronouncements

From time to time the FASB, or other standard-setting bodies, issue new accounting pronouncements. Where applicable, we adopt these new standards according to the specified effective dates. Unless otherwise disclosed in the notes to the consolidated financial statements appearing in this Annual Report, we believe that the impact of any recently issued standard(s) that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. See Note 1, “Company Description and Summary of Significant Accounting Policies,” included in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report for a more in-depth discussion of recently issued accounting standard(s).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this Annual Report beginning on page F-1 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

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

Opus Genetics, Inc.
Form 10-K
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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Corporate Governance” and “Proposal No. 1 – Election of Directors,” “Executive Officers”.

Opus Genetics, Inc.
Form 10-K
We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Executive Compensation” and “Proposal No. 1 – Election of Directors – Non-Employee Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

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

Opus Genetics, Inc.
Form 10-K
EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1
Agreement and Plan of Merger, dated as of October 22, 2024, by and among the Company, Former Opus, Orange Merger Sub I, Inc., and Orange Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed on October 22, 2024).

3.1
Restated Certificate of Incorporation of Ocuphire Pharma, Inc., dated as of June 12, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2024).

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

3.4	Amended and Restated Bylaws, dated as of March 19, 2025 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on March 20, 2025).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2017).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2019).

4.4	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 1, 2020).

4.5	Form of Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, filed on June 7, 2021).

4.6	Form of Indenture (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.7	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.8	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.9	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025).

4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K, filed on March 24, 2025).

4.12**	Description of Securities.

10.1*
Amended and Restated Employment Agreement by and among the Company and Bernhard Hoffmann, effective as of November 5, 2020 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4, filed on September 30, 2020).

Opus Genetics, Inc.
Form 10-K
10.1.1*
First Amendment to the Amended and Restated Employment Agreement by and among the Company and Bernhard Hoffmann, effective as of March 26, 2023 (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-4, filed on September 30, 2020).

10.3++
Sublicense Agreement, dated as of January 21, 2020, by and between Ocuphire Pharma, Inc. and Apexian Pharmaceuticals, Inc (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-4, filed on September 30, 2020).

10.3.1
First Amendment to Sublicense Agreement, dated as of June 4, 2020, by and between Apexian Pharmaceuticals, Inc. and Ocuphire Pharma, Inc (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-4, filed on September 30, 2020).

10.4
Lease Agreement, dated as of May 19, 2019, by and between Ocuphire Pharma, Inc. and Duke & Duke, LP (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-4, filed on September 30, 2020).

10.4.1
First Amendment to Lease Agreement, dated as of October 29, 2019, by and between Ocuphire Pharma, Inc. and Duke & Duke, LP (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-4, filed on September 30, 2020).

10.4.2
Second Lease Amendment, dated as of November 17, 2020, by and between the Company and Duke & Duke (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2021).

10.4.3
Third Lease Amendment, dated as of September 9, 2021, by and between the Company and Duke & Duke (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2021).

10.4.4
Fourth Lease Amendment, dated as of October 17, 2022, by and between the Company and Duke & Duke (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2022).

10.4.5
Fifth Lease Amendment, dated as of November 29, 2023, by and between the Company and Duke & Duke (incorporated by reference to Exhibit 10.5.5 to the Registrant’s Annual Report on Form 10-K, filed on March 8, 2024).

Opus Genetics, Inc.
Form 10-K
10.5*	Ocuphire Pharma, Inc. 2018 Equity Incentive Plan, dated as of April 9, 2018 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-4, filed on July 6, 2020).

10.5.1*
First Amendment to 2018 Equity Incentive Plan, dated as of December 23, 2019 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-4 , filed on July 6, 2020).

10.5.2*
Form of Option Agreement issuable under the Ocuphire Pharma, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4, filed on July 6, 2020).

10.6*	Ocuphire Pharma, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex D to the Registrant’s Registration Statement on Form S-4, filed on July 6, 2020).

10.6.1*
Form of Restricted Stock Unit Grant Notice issued under the Ocuphire Pharma, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7.1 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).

10.6.2*
Form of Stock Option Grant Notice issued under the Ocuphire Pharma, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7.2 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).

10.7++
Contingent Value Rights Agreement, dated as of November 5, 2020, by and among the Company, Shareholder Representative Services LLC and the Olde Monmouth Stock Transfer Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2020).

10.8*	Ocuphire Pharma, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2021)

10.8.1*	First Amendment to 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023).

10.8.2*+	Second Amendment to 2021 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024).

10.8.3*
Form of Stock Option Grant Notice issued under the Ocuphire Pharma, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).

Opus Genetics, Inc.
Form 10-K
10.9*
Employment Agreement dated November 11, 2020, by and between the Company and Amy Rabourn (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, filed on March 11, 2021).

10.9.1*
First Amendment to the Employment Agreement by and among the Company and Amy Rabourn, effective as of March 26, 2023 (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).

10.10
Capital on Demand™ Sales Agreement, dated March 11, 2021 between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on March 11, 2021).

10.11
Sales Agreement, dated January 13, 2025, between the Company and Leerink Partners LLC  (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2025).

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

10.15.1*
First Amendment to the Consulting Agreement dated September 19, 2022, by and between the Company and Jay Pepose (incorporated by reference to Exhibit 10.15.1 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).

10.15.2*
Amendment No. 2 to the Consulting Agreement dated December 1, 2022, by and between the Company and Jay Pepose (incorporated by reference to Exhibit 10.15.2 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2023).

10.15.3*
Third Amendment to the Consulting Agreement, dated January 1, 2024, by and between the Company and Jay Pepose, M.D (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2024).

Opus Genetics, Inc.
Form 10-K
10.16*+
Consulting Agreement, dated April 11, 2024, by and between the Company and Jay Pepose, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2024).

10.17
Amended and Restated Non-Employee Director Compensation Policy dated July 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 12, 2022).

10.18*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2023).

10.19*	Second Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 15, 2023).

10.20*+
Third Amended and Restated Non-Employee Director Compensation Plan dated June 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2024).

10.21
Purchase Agreement, dated as of August 10, 2023, by and between Ocuphire Pharma, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 11, 2023).

10.22
Registration Rights Agreement, dated as of August 10, 2023, by and between Ocuphire Pharma, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on August 11, 2023).

10.23*
Employment Agreement entered into on October 31, 2023 by and between Ocuphire Pharma, Inc. and George Magrath (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023).

10.24*
Amended and Restated Employment Agreement, entered into on January 17, 2025, by and between the Company and George Magrath (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2025).

10.25*	Form of Restricted Stock Unit Award and Form of Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023).

Opus Genetics, Inc.
Form 10-K
10.26*
Employment Agreement, effective as of February 12, 2024, by and between the Company and Nirav Jhaveri (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 16, 2024).

10.26.1*
First Amendment to Employment Agreement, effective as of February 12, 2024, by and between the Company and Nirav Jhaveri (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 16, 2024).

10.26.2*
Second Amendment to Employment Agreement, effective as of January 17, 2025, by and between the Company and Nirav Jhaveri (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2025).

10.27*
Offer Letter entered into on November 20, 2023 by and between Ocuphire Pharma, Inc. and Joseph Schachle (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023).

10.28*+
Employment Agreement, dated October 22, 2024, by and between the Company and Dr. Benjamin Yerxa (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024).

10.29*+
Consulting Agreement, dated as of October 22, 2024, by and between the Company and Dr. Jean Bennett (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024).

10.30**++
Exclusive License Agreement with Know-How, dated as of April 10, 2019, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company.

10.30.1**++
Amendment No. 1 to Exclusive License Agreement with Know-How, dated as of May 1, 2020, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company.

10.30.2**++
Amendment No. 2 to Exclusive License Agreement with Know-How, dated as of July 1, 2022, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company.

10.30.3**++
Amendment No. 3 to Exclusive License Agreement with Know-How, dated as of December 23, 2022, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company.

Opus Genetics, Inc.
Form 10-K
10.30.4**++
Amendment No. 4 to Exclusive License Agreement with Know-How, dated as of April 15, 2024, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company.

10.31**++	Amended and Restated License Agreement, dated as of June 15, 2022, by and between The Trustees of the University of Pennsylvania and the Company.

10.32**++	Asset Purchase Agreement, dated as of December 23, 2022, by and between Iveric Bio Gene Therapy LLC and the Company.

10.33**++	Non-Exclusive License Agreement, dated as of March 2, 2023, by and between The Trustees of the University of Pennsylvania and the Company.

19**	Insider Trading Compliance Policy.

21.1**	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young, LLP.

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

Opus Genetics, Inc.
Form 10-K
97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K, filed on March 8, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan.

**	Indicates exhibits that are being filed herewith.

+	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

++	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None

Opus Genetics, Inc.
Form 10-K
OPUS GENETICS, INC

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Opus Genetics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Opus Genetics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in series A preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Acquisition of Opus Genetics
Description of the Matter
As described in Note 2 to the consolidated financial statements, on October 22, 2024, the Company completed the stock purchase of Private Opus for a purchase price of $25.8 million.  The Company accounted for this transaction as an asset acquisition.

Auditing the Company’s accounting for the stock purchase of Private Opus was complex due to the significant estimation used by management to determine the fair value of the acquired in-process research and development (“IPR&D”) of $28 million. The significant estimation was primarily due to the complexity of the valuation model used by management to measure the fair value of the IPR&D and the sensitivity of the respective fair value to the significant underlying assumptions. The Company used a multi-period excess earnings method to measure the IPR&D. The significant assumptions used to estimate the fair value of the IPR&D included discount rate, projected EBITA margin, and revenue growth rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the IPR&D, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the revenue growth rate significant assumption to industry data and external market research. We involved our specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. We also performed sensitivity analyses to evaluate the changes in the fair value of the IPR&D that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Detroit, Michigan
March 31, 2025

Opus Genetics, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,321	$50,501
Accounts receivable	3,563	926
Contract assets and unbilled receivables (Note 10)	2,209	1,407
Prepaids and other current assets	515	1,099
Short-term investments	2	15
Total current assets	36,610	53,948
Property and equipment, net	252	—
Total assets	$36,862	$53,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,148	$2,153
Accrued expenses	8,145	1,815
Derivative liability	2	74
Total current liabilities	11,295	4,042
Total liabilities	11,295	4,042

Commitments and contingencies (Note 3 and Note 9)

Series A preferred stock, par value $0.0001; 14,146 shares and no shares were designated as of December 31, 2024 and 2023, respectively; 14,145.374 and no shares issued and outstanding at December 31, 2024 and 2023, respectively.	18,843	—

Stockholders’ equity:
Preferred stock, par value $0.0001; 9,985,854 and 10,000,000 shares authorized as of December 31, 2024 and 2023, respectively; no shares issued and outstanding at December 31, 2024 and 2023.	—	—
Common stock, par value $0.0001; 125,000,000 and 75,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 31,574,657 and 23,977,491 shares issued and outstanding at December 31, 2024 and 2023, respectively.	3	2
Additional paid-in capital	145,719	131,370
Accumulated deficit	(138,998)	(81,466)
Total stockholders’ equity	6,724	49,906
Total liabilities, series A preferred stock, and stockholders’ equity	$36,862	$53,948

See accompanying notes.

Opus Genetics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023
License and collaborations revenue	$10,992	$19,049

Operating expenses:
General and administrative	18,215	11,959
Research and development	26,851	17,653
Acquired in-process research and development	28,000	—
Total operating expenses	73,066	29,612
Loss from operations	(62,074)	(10,563)
Financing costs (Note 7)	—	(1,328)
Fair value change in derivative liabilities	72	80
Other income, net	4,470	1,837
Loss before income taxes	(57,532)	(9,974)
Provision for income taxes	—	(12)
Net loss	(57,532)	(9,986)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(57,532)	$(9,986)
Net loss per share (Note 11):
Basic and diluted	$(2.15)	$(0.46)
Number of shares used in per share calculations:
Basic and diluted	26,715,526	21,589,821

See accompanying notes.

Opus Genetics, Inc.
Consolidated Statements of Changes in Series A Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	—	$—	20,861,315	$2	$117,717	$(71,480)	$46,239
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	2,964,238	—	10,249	—	10,249
Issuance costs	—	—	—	—	(136)	—	(136)
Exercise of Series B warrants	—	—	17,869	—	—	—	—
Stock-based compensation	—	—	106,600	—	3,510	—	3,510
Exercise of stock options	—	—	27,469	—	30	—	30
Net and comprehensive loss	—	—	—	—	—	(9,986)	(9,986)
Balance at December 31, 2023	—	—	23,977,491	2	131,370	(81,466)	49,906
Issuance of common stock and Series A preferred stock to former private Opus Genetics Inc. stockholders and effect of asset acquisition.	14,145.374	18,843	5,237,063	1	6,964	—	6,965
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	2,008,522	—	4,497	—	4,497
Issuance costs	—	—	—	—	(395)	—	(395)
Stock-based compensation	—	—	395,396	—	3,362	—	3,362
Share repurchases for the payment of employee taxes	—	—	(43,815)	—	(79)	—	(79)
Net and comprehensive loss	—	—	—	—	—	(57,532)	(57,532)
Balance at December 31, 2024	14,145.374	$18,843	31,574,657	$3	$145,719	$(138,998)	$6,724

See accompanying notes.

Opus Genetics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(57,532)	$(9,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,362	3,510
Depreciation	10	6
Fair value change in derivative liabilities	(72)	(80)
Financing costs	—	1,328
Unrealized loss from short-term investments	13	34
Acquired in-process research and development	28,000	—
Gain in connection with asset acquisition	(2,447)	—
Change in assets and liabilities:
Accounts receivable	(2,637)	372
Contract assets and unbilled receivables	(802)	2,145
Prepaid expenses and other assets	634	354
Accounts payable	220	1,082
Accrued expenses	5,675	123
Net cash used in by operating activities	(25,576)	(1,112)
Investing activities
Cash received in connection with asset acquisition	1,210	—
Net cash provided by investing activities	1,210	—
Financing activities
Proceeds from issuance of common stock	4,497	9,227
Issuance costs attributed to common stock	(232)	(278)
Share repurchases for the payment of employee taxes	(79)	—
Exercise of stock options and Series B warrants	—	30
Net cash provided by financing activities	4,186	8,979
Net (decrease) increase in cash and cash equivalents	(20,180)	7,867
Cash and cash equivalents at beginning of period	50,501	42,634
Cash and cash equivalents at end of period	$30,321	$50,501
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$344
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Common stock and Series A preferred stock issued in connection with the asset acquisition	$25,808	$—
Net liabilities assumed in connection with asset acquisition	$955	$—
Non-cash issuance of common stock in connection with equity purchase agreement	$—	$1,022
Value of derivative established in connection with the equity purchase agreement	$—	$154
Unpaid issuance costs	$163	$10

See accompanying notes.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements

1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Opus Genetics, Inc. (the “Company” or “Opus”). a Delaware corporation formerly known as Ocuphire Pharma, Inc. (the “Company” or “Opus”), is a clinical-stage ophthalmic biotechnology company developing gene therapies for the treatment of inherited retinal diseases (“IRDs”) and other types of therapies for additional ophthalmic disorders. The Company’s headquarters was located in Farmington Hills, Michigan through December 31, 2024 (see Note 14 – Subsequent Events).

On October 22, 2024, the Company acquired a private corporation then operating under the name of “Opus Genetics, Inc.” (“Private Opus”) pursuant to the terms of an Agreement and Plan of Merger, dated as of October 22, 2024 (such agreement, the “Merger Agreement” and the transaction consummated via the Merger Agreement, the “Opus Acquisition”), by and among the Company, Private Opus, and certain merger subsidiaries party thereto.

The Company’s pipeline includes assets from the adeno-associated virus (“AAV”) based gene therapy portfolio of Private Opus that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa. Apart from gene therapies, the Company’s pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size as well as APX3330, a novel small-molecule inhibitor of Ref-1 designed to slow the progression of non-proliferative diabetic retinopathy. The Company’s most advanced gene therapy program is designed to address mutations in the LCA5 gene (“LCA5”), which encodes the lebercilin protein. More specifically, we are developing OPGx-LCA5 to treat LCA5-associated IRD, an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial is ongoing.OPGx-BEST1 is another gene therapy candidate in the Company’s portfolio. This asset is being developed for the treatment of IRDs associated with mutations in the BEST1 gene (“Best Disease”), which can lead to legal blindness.

In November 2022, the Company entered into a license and collaboration agreement (the “Viatris License Agreement”) with FamyGen Life Sciences, Inc. (acquired by and now known as Viatris, Inc. (“Viatris”)), pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (initially known as Nyxol) (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment for pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents, or a combination thereof under the brand name RYZUMVI® in September 2023 and was launched commercially in April 2024. For decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment (“SPA”) for LYNX-2, a Phase 3 Trial of PS.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America (“GAAP”) and include the accounts  of the Company’s subsidiary, the former Private Opus entity. All intercompany transactions and balances have been eliminated in consolidation. The Company’s  fiscal year begins on January 1 and ends on December 31.

Liquidity

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception, the Company has devoted substantially all of its efforts to drug development and conducting clinical trials.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, the Company had $30.3 million in cash and cash equivalents and, as disclosed in Note 14 – Subsequent events, the Company received proceeds of approximately $21.5 million from the March 2025 financings. The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these consolidated financial statements.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development of products related to vision performance and health. Accordingly, the consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, categories of expenses and other financial information that is evaluated by the Company’s Chief Executive Officer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of deposit to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Management follows approved policies established by the Company’s Board of Directors (the “Board”) to reduce credit risk associated with the Company’s cash deposit and investment accounts. Pursuant to these policies, the Company limits its exposure through the kind, quality and concentration of its investments. The Company’s cash and cash equivalents are held or managed by two financial institutions in the United States. As of December 31, 2024, the Company had cash equivalents of $29.6 million that were not eligible for coverage by Federal Deposit Insurance Corporation. These balances are invested in funds whose assets consist almost entirely of securities issued by the U.S. Treasury or guaranteed by the U.S. government.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and records them on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets. Subsequent changes in fair values are recorded in other income, net on the consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. The Company did not recognize any impairments on its investments to date through December 31, 2024.

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a five-step model to determine how revenue is recognized. The Company has entered into license agreements which have revenue recognition implications (See Note 10 – License and Collaboration Agreements).

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

Contract Assets and Unbilled Receivables

The Company recognizes contract assets and unbilled receivables when goods or services are transferred to the customer before the customer pays or before reimbursement for payment is billed or due, excluding any amounts presented as an account receivable. The Company recorded contract assets and unbilled receivables in connection with a license and collaboration agreement (See Note 10 – License and Collaboration Agreements).

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

Research and Development

Research and development expenses consist of costs incurred in performing research and development activities, including compensation, benefits and stock-based compensation costs for research and development employees and costs for consultants, costs associated with nonclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses. Research and development expenses include costs that are reimbursed under the Viatris License Agreement (See Note 10 – License and Collaboration Agreements).

Acquired In-Process Research and Development Expenses

The Company includes costs to acquire or in-license product candidates as acquired in-process research and development expenses (“IPR&D”). These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under GAAP or provided that the product candidate has not achieved regulatory approval for marketing, and absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized (See Note 2 – Mergers).

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, gain in connection with Opus Acquisition, and reimbursements in connection with grants and other sources when they occur. In addition, this line item includes payments made by the Company in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former shareholders of Rexahn Pharmaceuticals, Inc. (“Rexahn”).

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separation from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability from the host agreement. The separated embedded derivative is accounted for separately on a fair market value basis. The Company records the fair value change of a separated embedded derivative at each reporting period in the consolidated statements of comprehensive loss under the fair value change in derivative liability line item. The Company determined that certain features under an equity line financing collectively qualified as an embedded derivative (See Note 7 — Stockholders’ Equity). The derivative was accounted for separately from the underlying equity line financing agreement.

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

As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange (See Note 7 – Stockholders’ Equity). The fair value of the derivative liability associated with the equity line financing facility was based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term of the financing and market interest rates. There were no transfers between fair value hierarchy levels during the years ended December 31, 2024 and 2023.

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2	$2	$—	$—
Total assets at fair value	$2	$2	$—	$—
Liabilities:
Derivative liability	$2	$—	$—	$2
Total liabilities at fair value	$2	$—	$—	$2

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$15	$15	$—	$—
Total assets at fair value	$15	$15	$—	$—
Liabilities:
Derivative liability	$74	$—	$—	$74
Total liabilities at fair value	$74	$—	$—	$74

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
The following table provides a roll-forward of short-term investments and derivative liabilities measured at fair value on a recurring basis using observable Level 1 and Level 3 inputs, as applicable, for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Short-term investments
Balance as of beginning of period	$15	$49
Unrealized loss	(13)	(34)
Balance as of end of period	$2	$15

	2024	2023
Derivative liability
Balance as of beginning of period	$74	$—
Purchase agreement execution	—	154
Unrealized gain	(72)	(80)
Balance as of end of period	$2	$74

There were no other assets or liabilities measured on a non-recurring basis for any of the periods presented other than those acquired in connection with the Opus Acquisition (See Note 2 – Mergers).

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance must be applied retrospectively to all prior periods presented. The Company adopted the guidance on January 1, 2024. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of adoption of this guidance on its consolidated financial statements.

2.	Mergers

Acquisition of Opus Genetics

Summary of Transaction

As described in Note 1, “Nature of Business,” on October 22, 2024, the Company completed the stock purchase of Private Opus. Under the terms of the Merger Agreement, at the closing of the Opus Acquisition, the Company issued to the security holders of Private Opus 5,237,063 shares of the Company’s common stock, par value $0.0001 per share, and 14,145.374 shares of the Company’s preferred stock, par value $0.0001 per share, designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), each share of which is convertible into 1,000 shares of common stock, subject to stockholder approval. Following the closing of the Opus Acquisition, the Company had 31,435,507 shares of common stock and 14,145.374 shares of Series A preferred stock outstanding. The total consideration in connection with the Opus Acquisition was $25.8 million.

The transaction was accounted for as an asset acquisition in accordance with ASC 805 as one asset, the underlying intellectual property associated with the IRD therapies, comprised more than 90% of Private Opus’s assets. Under this method of accounting, the Company was the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Opus Acquisition: (i) legacy Ocuphire’s stockholders held the majority of the voting rights in the combined company based on their ownership, (ii) Private Opus held only three out of the nine board of director seats of the combined company, and (iii) Private Opus senior management held only one of  the five key positions in the senior management of the combined company.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Private Opus was determined to be a variable interest entity (“VIE”) as it was insufficiently capitalized to fund future operations. As such, the acquisition costs of $2.8 million were expensed and not capitalized as part of the purchase price in accordance with ASC 805. In addition, the fair value of the net assets and IPR&D acquired in excess of the purchase price was recorded as an asset acquisition gain and was included in the other income, net line item in the consolidated statements of comprehensive loss. The reported operating results prior to the Opus Acquisition are those of legacy Ocuphire.

The following summarizes the purchase price paid in the Opus Acquisition (in thousands, except share and per share amounts):

Number of common shares of the combined organization owned by the Company’s Pre-acquisition Private Opus stockholders	5,237,063
Multiplied by the fair value per share of the Company’s common stock (1)	$1.33
Fair value of common stock issued to affect the Opus Acquisition	$6,965
Number of Series A preferred shares of the combined organization owned by the Company’s Pre-acquisition Private Opus stockholders	14,145.374
Multiplied by the fair value per share of the Company’s Series A preferred stock (2)	$1.3321
Fair value of preferred stock issued to affect the Opus Acquisition	$18,843
Purchase price	$25,808

(1)	Based on the last reported sale price of the Company’s common stock on the Nasdaq Capital Market on October 22, 2024, the closing date of the Opus Acquisition.

(2)
Based on the fair market valuation of the Series A preferred stock that considered the reported sale price of the Company’s common stock on the Nasdaq Capital Market on October 22, 2024 on an as converted basis (1,000 shares of common stock for 1 share of preferred stock), the closing date of the Opus Acquisition, as well as the underlying dividend provisions on a discounted cash flow basis.

The fair value of the net assets and IPR&D acquired was as follows (in thousands):

Cash acquired	$1,210
Net liabilities assumed	(955)
IPR&D (3)	28,000
Net assets and IPR&D acquired	$28,255

(3)
Represents the Private Opus Acquisition research and development projects which were in-process, but not yet completed, and which the Company may advance post the Opus Acquisition. This includes the development of gene therapies for IRDs. Current accounting standards require that the fair value of IPR&D projects acquired in an asset acquisition with no alternative future use be charged to expense on the acquisition date. The acquired IPR&D did not have outputs or employees. The fair value of the IPR&D was recorded at fair value using Level 3 inputs. A Multi-Period Excess Earnings Method (“MPEEM”) model was applied which incorporates assumptions such as future earnings and margins in connection with the further development and commercialization of IRD therapies, and a discount rate of 20%.

The gain recorded upon the close of the Opus Acquisition is recapped below (in thousands):
Purchase Price	$25,808
Net assets and IPR&D acquired	28,255
Gain recorded upon close of Opus Acquisition	$2,447

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Merger with Rexahn

On November 5, 2020, the Company completed a merger transaction with Rexahn (“Rexahn Merger”). In connection with the Rexahn Merger, the Company, Shareholder Representatives Services LLC, as representative of the Rexahn stockholders prior to the Merger, and Olde Monmouth Stock Transfer Co., Inc., as the rights agent, entered into a Contingent Value Rights Agreement (the “CVR Agreement”).

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

Each CVR entitles such holders to receive, for each calendar quarter (each, a “CVR Payment Period”) during the 15-year period after the closing (the “CVR Term”), an amount equal to the following:

•	90% of all payments received by Rexahn or its affiliates during such CVR Payment Period from or on behalf of BioSense Global LLC (“BioSense”) pursuant to that certain License and Assignment Agreement;

•
90% of all payments received by Rexahn or its affiliates during such CVR Payment Period from or on behalf of Zhejiang HaiChang Biotechnology Co., Ltd. (“HaiChang”) pursuant to that certain Exclusive License Agreement; and

•
75% of the sum of (i) all cash consideration paid by a third party to Rexahn or its affiliates during the applicable CVR Payment Period in connection with the grant, sale or transfer of rights to Rexahn’s pre-closing intellectual property (other than a grant, sale or transfer of rights involving a sale or disposition of the post-Merger combined company) that is entered into during the 10-year period after the closing (“Parent IP Deal”), plus (ii) with respect to any non-cash consideration received by Rexahn or its affiliates from a third party during the applicable CVR Payment Period in connection with any Parent IP Deal, all amounts received by Rexahn or its affiliates for such non-cash consideration at the time such non-cash consideration is monetized by Rexahn or its affiliates, minus (iii) certain permitted deductions.

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of December 31, 2024, no payments subject to the CVR had been received beyond those previously reported in the second and third quarters of calendar year 2021. In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

Former Rexahn Warrants

The remaining warrants in the amount of 58,597 with an exercise price of $38.40 per share expired unexercised in January 2024 and none remained outstanding as of December 31, 2024.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of December 31, 2024, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
University of Pennsylvania LCA5/RDH12 License Agreement

On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, the Company is obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6 million and royalty payments on future net sales of such products. Until we are required to pay royalties under the LCA5/RDH2 Agreement, we must pay a de minimus annual license maintenance fee to Penn.  We are also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for the fiscal years 2024 and 2023. As of December 31, 2024, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Iveric Asset Purchase Agreement – BEST1 and RHO Programs

On December 23, 2022, Opus entered into an asset purchase agreement with Iveric (the “Iveric Agreement”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, we are obligated to make payments to Iveric upon the achievement of specified development and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. As of December 31, 2024, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
 Penn and University of Florida BEST1 License Agreement

On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement.  Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, we are obligated to make payments to Penn upon the achievement of certain clinical, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million.  We are also obligated to make royalty payments on future net sales of licensed BEST1 products. Until we are required to pay royalties under the BEST1 License, we must pay a de minimus annual license maintenance fee to UF and Penn. We must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for the fiscal years 2024 and 2023. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, we will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. As of December 31, 2024, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

LCA5 VR License

On March 2, 2023, Opus entered into a non-exclusive license agreement (the “LCA5 VR License”) with Penn pursuant to which it was granted a non-exclusive license to certain patents and copyrights relating to testing visual function using simulated living situations in individuals with visual disorders, for Opus’ use in clinical trials for the evaluation of retinal disorder treatments caused by LCA5 mutations. In return for these rights, we are obligated to make a de minimus payment to Penn for each use of a licensed product in a clinical trial. As of, December 31, 2024 the liability related to use of the licensed product is de minimus.

Penn and UF RHO License Agreement

On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above.  In return for these rights, the Company is obligated to make development milestone payments and royalty payments on future sales of such products.  As of December 31, 2024, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Massachusetts Eye and Ear Infirmary License Agreement
On November 9, 2021, Opus entered into a license agreement (the “MEEI License”) with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, the Company is obligated to make development milestone payments and royalty payments on future sales of such products.  As of December 31, 2024, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Facility and Other Leases

The Company had a non-cancellable facility lease (the “HQ Lease”) for its headquarters. The HQ Lease qualified for the short-term lease exception under ASC 842, Leases (“ASC 842”). The monthly base rent for the HQ Lease was approximately $3,000. The Company also leases additional office and laboratory space on a short-term, non- cancellable, and month-to-month basis that have a monthly rent of $10,000 in the aggregate.

The Company, upon the Opus Acquisition, assumed a number of equipment leases (the “Equipment Leases”) that qualified for the short-term exception under ASC 842-20-25-2. The Equipment Leases have a monthly rent in the aggregate of approximately $10,000 per month and expire in July 2025. The rent expense associated with all leases amounted to $140,000 and $36,000 during the years ended December 31, 2024 and 2023, respectively. The HQ Lease was not renewed upon the expiration of its term on December 31, 2024 (See Note 14 – Subsequent Events).

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

4.	Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consist of the following (in thousands):	December 31,
	2024	2023
Payroll	$1,481	$753
Professional services	1,608	591
R&D services and supplies	4,452	400
Other	604	71
Total	$8,145	$1,815

5.	Related Party Transactions

Rodgers Letter Agreement

On April 19, 2023, the Company appointed Richard Rodgers, a director of the Company, as interim President and Chief Executive Officer. In connection with his appointment, the Company and Mr. Rodgers entered into a letter agreement, dated as of April 20, 2023, concerning Mr. Rodgers’s services (the “Letter Agreement”). The Letter Agreement provided that Mr. Rodgers (i) was to receive a $40,000 monthly salary, and (ii) was eligible for a potential prorated bonus at the discretion of the Board, at the end of his term as interim President and Chief Executive Officer. Pursuant to the bonus clause, a $100,000 bonus was expensed in December 2023 and paid on March 4, 2024. Mr. Rodgers also received 50,000 restricted stock units under the Company’s 2020 Equity Incentive Plan which vested 12 months following the grant date.  Mr. Rogers’s services as interim President and Chief Executive Officer concluded on October 31, 2023 with the appointment of George Magrath to the role, the Letter Agreement has expired, and the Company does not expect to incur further expenses related thereto. The Company incurred zero and $255,000 related consulting expenses during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2023, $100,000 of the related expenses were unpaid related to a prorated bonus and were paid in full on March 4, 2024. As of December 31, 2024, no amounts remained unpaid under these arrangements.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

For the agreements with Dr. Pepose above, the Company incurred related consulting expenses of $455,247 and $300,000 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $39,583 and $25,000 of the related consulting expenses were unpaid, respectively.

Consulting Agreement with Dr. Jean Bennett

In connection with Dr. Jean Bennett’s appointment as a member of the Board, effective October 22, 2024, she and the Company entered into a consulting agreement (the “Bennett Consulting Agreement”), pursuant to which Dr. Bennett will provide consulting services to the Company for a one-year period. Pursuant to the Bennett Consulting Agreement, Dr. Bennett was granted a restricted stock unit award with respect to 100,000 shares of the Company’s Common Stock, which award is scheduled to vest on October 22, 2025, subject to her continued service with the Company through such date; provided, that the award will vest in full if the Bennett Consulting Agreement is terminated due to a breach of the Bennett Consulting Agreement by the Company or termination by the Company for cause events. The Company incurred no consulting expenses during the fiscal years ended December 31, 2024 and 2023 related to the Bennett Consulting Agreement.

Letter Agreement and Strategic Partnership—FFB

On August 25, 2022, Private Opus entered into a binding letter of agreement with The Foundation Fighting Blindness (“FFB”), a related party, and the Jaeb Center for Health Research (“JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the agreement, FFB and JCHR have the sole responsibility and authority to design and conduct the study, with input from the Company. The agreement requires that the Company provide FFB with a total of $2,000,000 of funding to support the study. Such amount being payable in an initial installment of $400,000 upon submission of the final study protocol to the Institutional Review Board of the JCHR, which occurred in 2022, and remaining annual $400,000 installments contingent upon the Company obtaining $10 million in additional financing. The Company obtained additional financing subsequent to December 31, 2024 (Refer to Note 14 – Subsequent Events) which triggered the additional funding.

6.	Series A Preferred Stock

Series A Preferred Stock:

On October 22, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Opus Acquisition. The Certificate of Designation provides for the authorization of 14,146 shares of Series A Preferred Stock, of which 14,145.374 Series A Preferred Stock were issued upon close of the Opus Acquisition.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

Except as otherwise required by law, the Series A Preferred Stock will have no voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Certificate of Incorporation or the Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise, (ii) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (iii) amend, in any manner that would be reasonably likely to prevent, impede or materially delay the stockholder approval of the Conversion Proposal or the Automatic Conversion (as defined in the Certificate of Designation), or terminate any Support Agreements, or agree to any transfer, sale or disposition of such shares subject to the Support Agreements as outlined in the Certificate of Designation.

The holders of the Series A Preferred Stock rank on parity with the holders of common stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily.

Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will be convertible into shares of common stock at any time at the option of the holder thereof, into 1,000 shares of common stock, subject to certain limitations.

Given certain dividend provision exclusive to the Series A Preferred Stock, the Series A Preferred Stock was classified as temporary equity on the consolidated balance sheets.

7.	Stockholders’ Equity

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
A total of 400,000 shares were issued under the Purchase Agreement during the year ended December 31, 2024 for net proceeds of $0.7 million. The Company incurred de minimis issuance costs during the year ended December 31, 2024.

Upon the execution of the Purchase Agreement on August 10, 2023, the Company issued 246,792 shares of the Company’s common stock to Lincoln Park with a fair value of $1.0 million as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement which was recorded as a component of financing costs in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2023.

In addition to the commitment shares referenced above, a total of 1,300,000 shares of the Company’s common stock were sold under the Purchase Agreement for net proceeds during the year ended December 31, 2023 in the amount of $4.5 million. Lastly, the Company incurred issuance costs of $152,000, consisting of investor expense reimbursement and legal costs, during the year ended December 31, 2023 which were recorded as a component of financing costs in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2023.

In addition to the initial commitment shares issued upon the execution of the Purchase Agreement of 246,792, a total of 1,700,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through December 31, 2024 in the amount of $5.2 million and with issuance costs in the aggregate of $1.4 million.

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

The pricing and settlement provisions in the Purchase Agreement result in the recognition of a derivative liability accounted for on a fair value basis under the provisions of ASC 815 - Derivatives and Hedging. A Monte Carlo simulation model was used to estimate future stock pricing and purchase activity to determine the fair value of the derivative liability. The fair value change in the derivative liability during the years ended was a benefit of  $72,000 and $80,000 during the years ended December 31, 2024 and 2023, respectively. The fair value change in the derivative liability is recorded in the fair value change in derivative liabilities line item in the accompanying consolidated statements of comprehensive loss during periods with valuation changes.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
During the years ended December 31, 2024 and 2023, 1,608,522 and 1,417,446 shares of common stock were sold under the ATM for aggregate gross proceeds in the amount of $3.8 million and $4.7 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $395,000 and $136,000, respectively. (See Note 14 – Subsequent Events).

As of December 31, 2024, 7,653,838 shares of common stock were sold under the ATM since its inception for gross proceeds in the amount of $26.4 million and with issuance costs in the aggregate of $1.1 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of December 31, 2024, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of December 31, 2024. The Series A Warrants were accounted for and classified as equity on the accompanying balance sheets.

Series B Warrants

The Series B Warrants had an exercise price of $0.0001, were exercisable upon issuance and would have expired on the day following the later to occur of (i) the Reservation Date (as defined therein) or (ii) the date on which the investor’s Series B Warrants would have been exercised in full (without giving effect to any limitation on exercise contained therein). None of the Series B Warrants were outstanding as of December 31, 2024 and 2023.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
8.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative, and research and development costs as follows in the accompanying consolidated statements of comprehensive loss for the year end periods below (in thousands):

	December 31,
	2024	2023
General and administrative	$2,382	$2,435
Research and development	980	1,075
Total stock-based compensation	$3,362	$3,510

Inducement Plan

Effective as of October 20, 2024, the Company amended the Opus Genetics, Inc. 2021 Inducement Plan (the “Inducement Plan”) to reserve 2,625,258 shares of its common stock. The Inducement Plan is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

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

Stock Options

During the years ended December 31, 2024 and 2023, 1,366,914 and 1,768,116 stock options were granted to officers, directors, employees and consultants, respectively, generally vesting over a five (5) to forty-eight (48) month period. The Company recognized $1.9 million and $2.5 million in stock-based compensation expense related to stock options during the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense during the year ended December 31, 2023 included a one-time charge of $0.4 million attributed to the modification of the Company’s former Chief Executive Officer’s stock options with respect to their exercisability provisions.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
During the years ended December 31, 2024 and 2023, zero and 27,469 stock options were exercised, respectively, with an intrinsic value of zero and $70,000, respectively. The following table summarizes the Company’s stock option plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in thousands)

Outstanding at December 31, 2022	2,936,044	$2.87	7.82	$3,314
Granted	1,768,116	$3.20
Exercised	(27,469)	$1.09
Forfeited/Cancelled	(266,433)	$3.66
Outstanding at December 31, 2023	4,410,258	$2.98	7.81	$2,385
Granted	1,366,914	$2.17
Exercised	-
Forfeited/Cancelled	(703,436)	$3.58
Outstanding at December 31, 2024	5,073,736	$2.68	7.37	124
Vested and expected to vest at December 31, 2024	5,073,736	$2.68	7.37	124
Vested and exercisable at December 31, 2024	2,887,816	$2.80	6.03	124

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2024 and 2023 of $1.19 and $3.01 per share, respectively.

The weighted average fair value per share of options granted during the years ended December 31, 2024 and 2023 was $1.73 and $2.53, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors and consultants on the date of grant using the Black-Scholes option pricing model. The Company does not have adequate history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the years ended December 31, 2024 and 2023:

	2024	2023

Expected stock price volatility	98.1%	96.0%
Expected life of options (years)	5.94	6.1
Expected dividend yield	0%	0%
Risk free interest rate	4.2%	4.2%

During the years ended December 31, 2024 and 2023, 709,358 and 834,818 stock options vested, respectively. The weighted average fair value per share of options vesting during the years ended December 31, 2024 and 2023 was $2.61 and $2.41, respectively. During the years ended December 31, 2024 and 2023, 703,436 and 266,433 stock options were forfeited, respectively.

Restricted Stock Units

During the year ended December 31, 2024, the Company granted an aggregate of 1,025,022 restricted stock units (“RSUs”), respectively, to certain officers and employees under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the year ended December 31, 2024 was $1.78. The vesting period of the RSUs range from a one to four year period with vesting tranches on an annual basis, subject to the recipient’s continued service on such dates.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2023, the Company granted an aggregate of 936,156 RSUs, respectively, to certain officers and employees under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the year ended December 31, 2023 was $3.37. The vesting period of the RSUs range from a six month to four year period with vesting tranches on a quarterly, semi-annual and annual basis, subject to the recipient’s continued service on such dates.

During the year ended December 31, 2024, 314,162 RSUs vested and 119,330 RSUs were forfeited. During the year ended December 31, 2023, 33,614 RSUs vested and 100,842 RSUs were forfeited, attributed solely to the departure of the Company’s former Chief Executive Officer. The total expense for the year ended December 31, 2024 and 2023 related to the RSUs was $1.2 million and $0.7 million, respectively.

A summary of RSU activity is as follows for the years ended December 31, 2024 and 2023:

Number of Shares
Non-vested at December 31, 2022	—
Granted	936,156
Forfeited	(100,842)
Vested	(33,614)
Non-vested at December 31, 2023	801,700
Granted	1,025,022
Forfeited	(119,330)
Vested	(314,162)
Non-vested at December 31, 2024	1,393,230

Common Stock Issued for Services

The Company granted common stock for services in the amount of 81,234 and 72,986 shares of common stock during the years ended December 31, 2024 and 2023, respectively, with a weighted grant date fair value of $3.01 and $3.77 per share, respectively, to board members during those periods, respectively, who elected to receive their board retainers in the form of stock for services. The stock-based compensation related to these services amounted to $245,000 and $275,000 during the years ended December 31, 2024 and 2023, respectively.

General

Unrecognized stock-based compensation cost was $6.1 million as of December 31, 2024. The unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of 1.6 years. As of December 31, 2024, 1,420,289 shares in the aggregate were available for future issuance under the 2020 Plan and Inducement Plan.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

None of the milestone or royalty payments were triggered or deemed probable as of December 31, 2024.

10.	License and Collaboration Agreements

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Recognition of Revenue

Revenue recognized under the Viatris License Agreement during the year ended December 31, 2024 was $11.0 million related to the output of research and development services and to a much lesser extent royalty payments.

Revenue recognized under the Viatris License Agreement during the year ended December 31, 2023 was $19.0 million related to the output of research and development services and to milestone payments. On September 25, 2023, the Company met the $10 million milestone payment requirements attributed to the FDA’s approval of PS for reversal of mydriasis under the name “RYZUMVI”, and the $10 million milestone payment was included in the revenue recognized during the year ended December 31, 2023.

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

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of December 31, 2024 and no revenue was recognized related to these milestones.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Contract Assets and Unbilled Receivables
Balance as of beginning of period	$1,407	$3,552
Revenue recognized	10,992	19,049
Reclassification to accounts receivable related to costs billed under the Viatris License Agreement	(10,190)	(21,194)
Balance as of end of period	$2,209	$1,407

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of December 31, 2024, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

Payments received under the BioSense License and Assignment Agreement will be subject to the CVR Agreement described in Note 2 – Mergers.

Processa License Agreement

On June 16, 2021, the Company entered into a license agreement (the “Processa License Agreement”) with Processa Pharmaceuticals, Inc. (“Processa”), pursuant to which the Company agreed to grant Processa an exclusive license to develop, manufacture and commercialize RX-3117 globally, excluding the BioSense Territory.

Processa will make future payments to the Company upon the achievement of certain development, regulatory and commercial milestones. In addition, Processa will pay the Company mid-single-digit percentage royalties based on annual sales. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of December 31, 2024, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

Future payments received under the Processa License Agreement will be subject to the CVR Agreement described in Note 2 – Mergers.

11.	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic loss or earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s Series A Preferred Stock, warrants, stock options and RSUs, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and RSUs. Diluted earnings with respect to the Series A Preferred Stock utilizing the if-converted method was not applicable during the periods presented as no conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented. Incremental common stock equivalents that were antidilutive were excluded in calculating diluted income per share.  For the year ended December 31, 2024, no common stock equivalents were included in the diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the prior year period.

The following potential common shares were not considered in the computation of diluted net loss income per share as their effect would have been anti-dilutive for the year end periods presented below:

	2024	2023
Series A and RDO warrants	7,204,299	7,204,299
Stock options	5,073,736	4,410,258
RSUs	1,393,230	801,700
Former Rexahn warrants	—	58,597

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
12.	Income Taxes

The effective tax rate for the years ended December 31, 2024 and 2023 was zero percent and 0.1 percent , respectively.

A reconciliation of income tax computed at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying statements of comprehensive loss is as follows for the years ended December 31, 2024 and 2023:

	2024	2023
Income tax (benefit) provision at federal statutory rate	(21.0)%	(21.0)%
Valuation allowance	26.5	23.8
State income tax, net of federal benefit	(4.9)	(4.9)
Private Opus acquisition	(11.2)	—
Financing contracts	—	3.2
Stock options	0.8	1.0
Acquired IPR&D	12.6	—
Research and development	(1.6)	(3.9)
Other	(1.2)	1.9
Effective tax rate	—%	0.1%

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Loss before income taxes:	$(57,532)	$(9,974)

Current:
Federal	$—	$2
State	—	10
Total current tax provision (benefit)	—	$12
Deferred:
Federal	—	—
State	—	—
Total tax provision (benefit)	$—	$12

Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets:
Federal and state operating loss carryforwards	$20,342	$12,780
Acquired intangibles	547	547
Deferral of research and development costs	9,582	3,794
Organizational costs	5	6
Other	77	72
Stock-based compensation	2,035	1,835
Research and development credit carryforward	2,089	1,107
Transaction costs in connection with Opus Acquisition	753	—
Subtotal	35,430	20,141
Valuation allowance	(35,403)	(20,141)
Total deferred tax assets, net of valuation allowance	27	—
Deferred tax liabilities:
Fixed assets	(27)	—
Total deferred tax liabilities	(27)	—
Net deferred tax assets	$—	$—

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, the Company had gross deferred tax assets of approximately $35.4 million and $20.1 million, respectively. Realization of the deferred tax assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has cumulative pre‑tax losses and faces significant challenges to becoming profitable in the future. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $35.4 million and $20.1 million as of December 31, 2024 and 2023, respectively. U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2024 and 2023, the tax effect of the Company’s federal net operating loss carryforwards was approximately $17.1 million and $10.6 million, respectively. The Company had federal research credit carryforwards as of December 31, 2024 and 2023 of approximately $2.1 million and $1.1 million, respectively. The federal net operating loss carryforwards will not expire and the tax credit carryforwards will begin to expire in 2041 if not utilized.  As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards with a tax effect of approximately $3.3 million and $2.1 million, respectively. The Company did not have any state research credit carryforwards as of December 31, 2024 and 2023. The state net operating loss carryforwards will begin to expire in 2028.

During the year ended December 31, 2023, the Company utilized federal and state net operating tax carryforwards with a tax effect in the amount of $0.2 million and $0.1 million, respectively, to offset taxable income. In addition, the Company also utilized its federal research credit carryforwards in the amount of $26,000 to partially offset its tax liability for the year ended December 31, 2023. The Company did not utilize any tax carryforwards or credits during the year ended December 31, 2024.

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

As a result of the Opus Acquisition, the Company recorded $5.8 million and $0.6 million in federal and state deferred tax assets, respectively, related largely to any net operating loss carryforwards and research development cost deferrals. The deferred tax assets acquired were fully offset by a valuation allowance. The Company has not yet evaluated the impact of Section 382 and Section 383 related to the Opus Acquisition.

As a result of the Merger with Rexhan, the Company recorded deferred tax assets of $10.3 million relating to net operating loss carryforwards which were fully offset by a valuation allowance. The $10.3 million net deferred tax assets recorded in relation to the Merger did not include federal and state net operating loss carryforwards that were estimated to expire under Internal Revenue Code Sections 382 as a result of the Merger. The Company has not yet evaluated the impact of Section 382 and Section 383 on its remaining tax attributes that were generated by Opus since the formation of the Company in 2018.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2024 and 2023, and as such, no interest or penalties were recorded to income tax expense.

The Company’s corporate returns are subject to examination beginning with the 2020 tax year for federal income tax purposes and 2019 for state income tax purposes.

13.	Deferred Compensation Plan

Effective October 1, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a monthly basis. During the years ended December 31, 2024 and 2023, the Company contributed $160,000 and $99,000 to the 401K Plan, respectively.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
14.	Subsequent Events

Headquarters Move

On January 1, 2025, the Company relocated its headquarters to Durham, North Carolina. The monthly base rent for the new headquarters lease is approximately $1,300.

ATM

On January 13, 2025, the Company filed a new prospectus supplement with the U.S. Securities and Exchange Commission with respect to the offer and sale of shares of its common stock, with an aggregate offering price of up to $40,000,000, establishing an at-the-market equity issuance program. On January 13, 2025, the Company also entered into a sales agreement (the “Sales Agreement”) by and between the Company and Leerink Partners LLC through or to which the Company will sell shares of common stock via an ATM program. Upon entry into the Sales Agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading Institutional Services LLC.

Subsequent to December 31, 2024, 352,953 shares of common stock were sold under the Leerink ATM for gross proceeds through March 27, 2025 in the amount of $0.4 million, before deducting issuance expenses, including the placement agent’s fees and legal and accounting expenses, in the amount of $12,000.

March 2025 Financings

On March 21, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group, LLC, as the sole underwriter (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to issue and sell, in an underwritten public offering (the “Offering”), 12,219,736 shares of common stock and warrants to purchase up to 21,052,631 shares of common stock (the “March 2025 Warrants”). Each share of common stock was sold together with one March 2025 Warrant to purchase one share of common stock, at a price to the public of $0.95 per share and related March 2025 Warrant. The Company also agreed to issue 8,832,895 pre-funded warrants (“Pre-Funded Warrants”) at a price to the public of $0.9499 per Pre-funded Warrant.

On March 21, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Board.  Pursuant to the Subscription Agreement, the Company agreed to issue and sell, in a private offering (the “Private Offering”), 1,176,471 shares of common stock and warrants to purchase up to 1,176,471 shares of common stock (the “March 2025 Private Warrants”). Each share of common stock was sold together with one March 2025 Private Warrant to purchase one share of common stock, at a price to the private investors of $1.15 per share and related March 2025 Private Warrant.

The combined gross proceeds from the Offering and the Private Offering, which closed on March 24, 2025, were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPUS GENETICS, INC.

Dated: March 31, 2025	By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ George Magrath	Date: March 31, 2025
George Magrath
Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ Nirav Jhaveri	Date: March 31, 2025
Nirav Jhaveri
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Sean Ainsworth	Date: March 31, 2025
Sean Ainsworth
Director

By	/s/ Dr. Jean Bennett	Date: March 31, 2025
Dr. Jean Bennett
Director

By	/s/ Susan K. Benton	Date: March 31, 2025
Susan K. Benton
Director

By	/s/ Cam Gallagher	Date: March 31, 2025
Cam Gallagher
Director

By	s/ Dr. Adrienne Graves	Date: March 31, 2025
Dr. Adrienne Graves
Director

By	/s/ James S. Manuso	Date: March 31, 2025
James S. Manuso
Director

By	/s/ Richard J. Rodgers	Date: March 31, 2025
Richard J. Rodgers
Director

By	/s/ Dr. Benjamin R. Yerxa	Date: March 31, 2025
Dr. Benjamin R. Yerxa
President and Director