Form 10-Q
period 2025-03-31
Opus Genetics, Inc.
filed 2025-05-15
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to ________

Commission File Number: 001-34079

Opus Genetics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Davis Drive, Suite 220 Durham, NC	27709
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of May 12, 2025 was 59,661,197.

OPUS GENETICS, INC.
FORM 10-Q
INDEX

		Page
	PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024 (unaudited)	4
	Condensed Consolidated Statements of Changes in Series A Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37

SIGNATURES		38

Index
PART I – FINANCIAL INFORMATION

Opus Genetics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$41,792	$30,321
Accounts receivable	3,080	3,563
Contract assets and unbilled receivables (Note 10)	1,675	2,209
Prepaids and other current assets	1,380	515
Short-term investments	1	2
Total current assets	47,928	36,610
Property and equipment, net	239	252
Total assets	$48,167	$36,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,430	$3,148
Accrued expenses and other liabilities	9,106	8,147
Warrant liabilities	12,715	—
Total current liabilities	24,251	11,295
Total liabilities	24,251	11,295

Commitments and contingencies (Note 3 and Note 9)

Series A preferred stock, par value $0.0001; 14,146 shares were designated as of March 31, 2025 and December 31, 2024; 14,145.374 shares issued and outstanding at March 31, 2025 and December 31, 2024.	18,843	18,843

Stockholders’ equity:
Preferred stock, par value $0.0001; 9,985,854 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, par value $0.0001; 125,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 45,483,823 and 31,574,657 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	5	3
Additional paid-in capital	152,260	145,719
Accumulated deficit	(147,192)	(138,998)
Total stockholders’ equity	5,073	6,724
Total liabilities, series A preferred stock, and stockholders’ equity	$48,167	$36,862

See accompanying notes.

Index
Opus Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
License and collaborations revenue	$4,370	$1,711

Operating expenses:
General and administrative	6,346	4,670
Research and development	7,953	4,749
Total operating expenses	14,299	9,419
Loss from operations	(9,929)	(7,708)
Financing costs	(1,372)	—
Fair value change in warrant liabilities	2,805	—
Other income, net	302	602
Loss before income taxes	(8,194)	(7,106)
Benefit (provision) for income taxes	—	—
Net loss	(8,194)	(7,106)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(8,194)	$(7,106)
Net loss per share:
Basic and diluted (Note 11)	$(0.24)	$(0.29)
Number of shares used in per share calculations:
Basic and diluted	33,884,920	24,520,475

See accompanying notes.

Index
Opus Genetics, Inc.
Condensed Consolidated Statements of Changes in Series A Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	—	$—	23,977,491	$2	$131,370	$(81,466)	$49,906
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	1,000,550	1	2,478	—	2,479
Issuance costs	—	—	—	—	(165)	—	(165)
Stock-based compensation	—	—	120,516	—	985	—	985
Share repurchases for the payment of employee taxes	—	—	(12,965)	—	(42)	—	(42)
Net and comprehensive loss	—	—	—	—	—	(7,106)	(7,106)
Balance at March 31, 2024	—	$—	25,085,592	$3	$134,626	$(88,572)	$46,057

Balance at December 31, 2024	14,145.374	$18,843	31,574,657	$3	$145,719	$(138,998)	$6,724
Issuance of common stock and pre-funded warrants in connection with the March 2025 offering and private placement	—	—	13,396,207	1	5,979	—	5,980
Issuance of common stock in connection with at-the-market program	—	—	352,953	1	408	—	409
Issuance costs	—	—	—	—	(728)	—	(728)
Stock-based compensation		—	186,919	—	913	—	913
Share repurchases for the payment of employee taxes	—	—	(31,913)	—	(36)	—	(36)
Exercise of stock options	—	—	5,000	—	5	—	5
Net and comprehensive loss	—	—		—	—	(8,194)	(8,194)
Balance at March 31, 2025	14,145.374	$18,843	45,483,823	$5	$152,260	$(147,192)	$5,073

See accompanying notes.

Index
 Opus Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss	$(8,194)	$(7,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	913	985
Depreciation	13	—
Fair value change in warrant liabilities	(2,805)	—
Unrealized loss from short-term investments	1	10
Warrant financing costs	1,372	—
Change in assets and liabilities:
Accounts receivable	483	(998)
Contract assets and unbilled receivables	534	213
Prepaid expenses and other assets	(865)	(461)
Accounts payable	(718)	(89)
Accrued expenses and other liabilities	272	1,730
Net cash used in operating activities	(8,994)	(5,716)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in connection with the March 2025 offering and March 2025 private placement	5,980	—
Proceeds from issuance of warrants in connection with the March 2025 offering and March 2025 private placement	15,520	—
Proceeds from issuance of common stock in connection with the at-the-market program and purchase agreement	409	2,479
Issuance costs	(1,413)	(61)
Exercise of stock options	5	—
Share repurchases for the payment of employee taxes	(36)	(42)
Net cash provided by financing activities	20,465	2,376
Net increase (decrease) in cash and cash equivalents	11,471	(3,340)
Cash and cash equivalents at beginning of period	30,321	50,501
Cash and cash equivalents at end of period	$41,792	$47,161
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Unpaid issuance costs	$687	$104

See accompanying notes.

Index
Notes to Condensed Consolidated Financial Statements
1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Opus Genetics, Inc. (the “Company” or “Opus”), a Delaware corporation formerly known as Ocuphire Pharma, Inc. (the “Company” or “Opus”), is a clinical-stage ophthalmic biotechnology company developing gene therapies for the treatment of inherited retinal diseases (“IRDs”) and other types of therapies for additional ophthalmic disorders. The Company’s headquarters is located in Durham, North Carolina.

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
The Company’s pipeline includes assets from the adeno-associated virus (“AAV”) based gene therapy portfolio of Private Opus that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa. Apart from gene therapies, the Company’s pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size as well as APX3330, a novel small-molecule inhibitor of Ref-1 designed to slow the progression of non-proliferative diabetic retinopathy. The Company’s most advanced gene therapy program is designed to address mutations in the LCA5 gene (“LCA5”), which encodes the lebercilin protein. More specifically, we are developing OPGx-LCA5 to treat LCA5-associated inherited retinal disease (“IRD”), an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial is ongoing.OPGx-BEST1 is another gene therapy candidate in the Company’s portfolio. This asset is being developed for the treatment of IRDs associated with mutations in the BEST1 gene (“Best Disease”), which can lead to legal blindness.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts  of the Company’s subsidiary, Private Opus. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s  fiscal year begins on January 1 and ends on December 31.
The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements, and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The derivative liability line item reflected on the December 31, 2024 consolidated balance sheet in the prior year was reclassified to the accrued expenses and other liabilities line item in the amount of $2,000.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception, the Company has devoted substantially all of its efforts to drug development and conducting clinical trials.

As of March 31, 2025, the Company had $41.8 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these consolidated financial statements.

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

Index
Notes to Condensed Consolidated Financial Statements
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development of products related to vision performance and health. Accordingly, the condensed consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, categories of expenses and other financial information that is evaluated by the Company’s Chief Executive Officer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of deposit to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Management follows approved policies established by the Company’s Board of Directors (the “Board”) to reduce credit risk associated with the Company’s cash deposit and investment accounts. Pursuant to these policies, the Company limits its exposure through the kind, quality and concentration of its investments. The Company’s cash and cash equivalents are held or managed by three financial institutions in the United States. As of March 31, 2025, the Company had cash equivalents of $41.0 million that were not eligible for coverage by Federal Deposit Insurance Corporation. These balances are invested in funds whose assets consist almost entirely of securities issued by the U.S. Treasury or guaranteed by the U.S. government.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and records them on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets. Subsequent changes in fair values are recorded in other income, net on the consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. The Company did not recognize any impairments on its investments to date through March 31, 2025.

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

Warrant Liabilities

The Company issued warrants to purchase equity securities in connection with the March 2025 financings and are recorded under the warrant liabilities line item in the accompany condensed consolidated balance sheets (See Note 7 – Financings). The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as financing costs in the accompanying condensed consolidated statements of comprehensive loss. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period until such time. Any future change in fair value of the warrant liabilities, when outstanding, is recognized in the consolidated statements of comprehensive loss under the fair value change in warrant liabilities line item.

Other Derivative Liabilities

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separation from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability from the host agreement. The separated embedded derivatives are accounted for separately on a fair market value basis. The Company records the fair value change of a separated embedded derivative when they occur in the condensed consolidated statements of comprehensive loss under the fair value change in derivative liabilities line item. The Company determined that certain features under an equity line financing collectively qualified as an embedded derivative (See Note 7 — Financings). The derivative was accounted for separately from the underlying equity line financing agreement.

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

As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the liabilities associated with the equity line financing facility and the March 2025 Warrants and March 2025 Private Placement Warrants (as defined below) are based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term and market interest rates (See Note 7 – Financings). There were no transfers between fair value hierarchy levels during the three months ended March 31, 2025 and 2024.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$1	$1	$—	$—
Total assets at fair value	$1	$1	$—	$—
Liabilities:
Warrant liabilities	$12,715	$—	$—	$12,715
Other derivative liabilities	2	—	—	2
Total liabilities at fair value	$12,717	$—	$—	$12,717

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2	$2	$—	$—
Total assets at fair value	$2	$2	$—	$—
Liabilities:
Other derivative liabilities	$2	$—	$—	$2
Total liabilities at fair value	$2	$—	$—	$2

Index
Notes to Condensed Consolidated Financial Statements
The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Short-term investments
Balance as of beginning of period	$2	$15
Unrealized loss	(1)	(10)
Balance as of end of period	$1	$5

The following table provides a roll-forward of liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Warrant liabilities
Balance as of beginning of period	$—	$—
Issuance of March 2025 Warrants and March 2025 Private Placement Warrants	15,520	—
Change in fair value	(2,805)	—
Balance as of end of period	$12,715	$—

	Three Months Ended March 31,
	2025	2024
Other derivative liabilities
Balance as of beginning of period	$2	$74
Change in fair value	—	—
Balance as of end of period	$2	$74

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

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, and reimbursements in connection with grants and other sources when they occur. In addition, this line item includes payments made by the Company when they occur in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former shareholders of Rexahn Pharmaceuticals, Inc. (“Rexahn”).

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company has determined that the adoption of this guidance will augment its income tax disclosures related mainly to categorical detail in the rate reconciliation and jurisdictional detail associated with income taxes paid.

2.	Mergers

Acquisition of Opus Genetics

As described in Note 1 – “Company Description and Summary of Significant Accounting Policies” on October 22, 2024, the Company completed the stock purchase of Private Opus. Under the terms of the Merger Agreement, at the closing of the Opus Acquisition, the Company issued to the security holders of Private Opus 5,237,063 shares of the Company’s common stock, par value $0.0001 per share, and 14,145.374 shares of the Company’s preferred stock, par value $0.0001 per share, designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), each share of which was convertible into 1,000 shares of common stock, subject to stockholder approval, which was obtained at the Company’s Annual Meeting of Stockholders held on April 30, 2025. Following the closing of the Opus Acquisition, the Company had 31,435,507 shares of common stock and 14,145.374 shares of Series A Preferred Stock outstanding. The total consideration in connection with the Opus Acquisition was $25.8 million. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, as one asset, the underlying intellectual property associated with the IRD therapies, comprised more than 90% of Private Opus’s assets.

Index
Notes to Condensed Consolidated Financial Statements
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

Each CVR entitles such holders to receive, for each calendar quarter (each, a “CVR Payment Period”) during the 15-year period after the closing (the “CVR Term”), an amount equal to the following:

•
90% of all payments received by Rexahn or its affiliates during such CVR Payment Period from or on behalf of BioSense Global LLC (“BioSense”) pursuant to that certain BioSense License and Assignment Agreement (as defined below);

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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of March 31, 2025, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021. In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 — Apexian Sublicense Agreement). As of March 31, 2025, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

University of Pennsylvania LCA5/RDH12 License Agreement

On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, the Company is obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6 million and royalty payments on future net sales of such products. Until the Company is required to pay royalties under the LCA5/RDH2 Agreement, the Company must pay a de minimis annual license maintenance fee to Penn.  The Company is also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for any of the periods presented. As of March 31, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Iveric Asset Purchase Agreement – BEST1 and RHO Programs

On December 23, 2022, Opus entered into an asset purchase agreement with Iveric (the “Iveric Agreement”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, the Company is obligated to make payments to Iveric upon the achievement of specified development and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. As of March 31, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Index
Notes to Condensed Consolidated Financial Statements
Penn and University of Florida BEST1 License Agreement

On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement.  Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, we are obligated to make payments to Penn upon the achievement of certain clinical, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million.  The Company is also obligated to make royalty payments on future net sales of licensed BEST1 products. Until the Company is required to pay royalties under the BEST1 License, the Company must pay a de minimis annual license maintenance fee to UF and Penn. The Company must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income during any of the periods presented. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, the Company will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. As of March 31, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

LCA5 VR License

On March 2, 2023, Opus entered into a non-exclusive license agreement (the “LCA5 VR License”) with Penn pursuant to which it was granted a non-exclusive license to certain patents and copyrights relating to testing visual function using simulated living situations in individuals with visual disorders, for Opus’ use in clinical trials for the evaluation of retinal disorder treatments caused by LCA5 mutations. In return for these rights, the Company is obligated to make a de minimis payment to Penn for each use of a licensed product in a clinical trial. As of March 31, 2025 the liability related to use of the licensed product is de minimis.

Penn and UF RHO License Agreement

On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above.  In return for these rights, the Company is obligated to make development and commercial milestone payments, the maximum potential aggregate amount of such payments being $93.5 million and royalty payments on future sales of such products.  As of March 31, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Massachusetts Eye and Ear Infirmary License Agreement

On November 9, 2021, Opus entered into a license agreement (the “MEEI License”) with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, the Company is obligated to make development milestone payments, the maximum potential amount of such payments being $0.4 million and royalty payments on future sales of such products.  As of March 31, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Facility and Other Leases

On January 1, 2025, the Company relocated its headquarters to Durham, North Carolina. The monthly base rent for the new headquarters lease is approximately $3,000 and the lease expires September 30, 2025.

The previous headquarters lease qualified for the short-term lease exception under ASC 842, Leases. The monthly base rent for the previous headquarters lease was approximately $3,000.

The Company also leases additional laboratory space on a month-to-month basis for an aggregate monthly rent of approximately $9,000. The Company, upon the Opus Acquisition, assumed a number of equipment leases (the “Equipment Leases”) that qualified for the short-term exception under ASC 842-20-25-2. The Equipment Leases have a monthly rent in the aggregate of approximately $10,000 per month and expire in July 2025.

The rent expense associated with all leases amounted to $67,000 and $9,000 during the three months ended March 31, 2025 and 2024, respectively.

Other

In the ordinary course of business, from time to time, the Company may be subject to a broad range of claims and legal proceedings that relate to contractual allegations, patent infringement and other claims. In addition, the Company from time to time may be potentially committed to reimburse third parties for costs incurred associated with business development related transactions upon the achievement of certain milestones. The Company establishes accruals when applicable for matters and commitments for which it believes losses are probable and can be reasonably estimated. To date, no loss contingency for such matters and potential commitments have been recorded. Although it is not possible to predict with certainty the outcome of these matters or potential commitments, the Company is of the opinion that the ultimate resolution of these matters and potential commitments will not have a material adverse effect on its results of operations or financial position.

Index
Notes to Condensed Consolidated Financial Statements
4.	Supplemental Balance Sheet Information

Accrued Expenses and Other liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Payroll	$515	$1,481
Professional services	4,070	1,608
Research and development services and supplies	4,141	4,452
Other	380	606
Total	$9,106	$8,147

5.	Related Party Transactions

Consulting Agreements with Dr. Pepose

On April 8, 2022, the Company entered into a consulting agreement (as amended, the “2022 Pepose Consulting Agreement”) with Jay Pepose, M.D., a former director of the Company. The 2022 Pepose Consulting Agreement originally provided for $10,000 a month in cash payments and a stock option grant for 50,000 options, of which 25% vested on March 31, 2023, with the remainder vesting in equal monthly installments over 36 months. The 2022 Pepose Consulting Agreement was amended on September 19, 2022 to provide for vesting acceleration for stock-based awards in the event of a change in control, and on December 1, 2022 to increase the cash payment to $25,000 per month and on January 1, 2024 to extend the expiration to March 31, 2024 and to increase the retainer for March 2024 to $49,000.

On April 11, 2024, the Company entered into another consulting agreement (the “2024 Pepose Consulting Agreement” and, together with the 2022 Pepose Consulting Agreement, the “Pepose Consulting Agreements”) with Dr. Pepose following the expiration of the 2022 Pepose Consulting Agreement. Pursuant to the 2024 Pepose Consulting Agreement, Dr. Pepose is paid a monthly consulting fee of $39,583. Additionally, Dr. Pepose received an award of 32,000 RSUs, as well as stock options to purchase 48,000 shares of the Company’s common stock. The RSUs vested in 12 equal monthly installments that began on May 11, 2024 and concluded on April 11, 2025. The 2024 Pepose Consulting Agreement expired on April 11, 2025.

The Company incurred $119,000 and $99,000 consulting expenses during the three months ended March 31, 2025 and 2024 related to the Pepose Consulting Agreements, respectively.

Subscription Agreements with Dr. George Magrath and Cam Gallagher

On March 21, 2025, the Company entered into a subscription agreement with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Board, in connection with a private offering of our securities. For more information, see Note 7 – Financings.

Consulting Agreement with Dr. Jean Bennett

In connection with Dr. Jean Bennett’s appointment as a member of the Board, effective October 22, 2024, she and the Company entered into a consulting agreement (the “Bennett Consulting Agreement”), pursuant to which Dr. Bennett will provide consulting services to the Company for a one-year period. Pursuant to the Bennett Consulting Agreement, Dr. Bennett was granted a restricted stock unit award with respect to 100,000 shares of the Company’s Common Stock, which award is scheduled to vest on October 22, 2025, subject to her continued service with the Company through such date; provided, that the award will vest in full if the Bennett Consulting Agreement is terminated due to a breach of the Bennett Consulting Agreement by the Company or termination by the Company for cause events. The Company incurred zero consulting expenses during the three months ended March 31, 2025 and 2024 related to the Bennett Consulting Agreement, respectively.

Letter Agreement and Strategic Partnership—FFB

On August 25, 2022, Private Opus entered into a binding letter of agreement with FFB and the Jaeb Center for Health Research (“JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the agreement, FFB and JCHR have the sole responsibility and authority to design and conduct the study, with input from the Company. Subject to certain conditions, the agreement requires that the Company provide FFB with a total of $2,000,000 of funding to support the study, such amount being payable in an initial installment of $400,000 at the time of submission of the final study protocol to the Institutional Review Board of the JCHR and, subject to certain conditions, in four annual installments of $400,000 on the anniversaries of such submission.

As of March 31, 2025, the Company is required to fund two additional installments in the aggregate of $800,000 and the obligation is reflected in accrued expenses and other liabilities as of March 31, 2025.

Index
Notes to Condensed Consolidated Financial Statements
6.	Series A Preferred Stock

Series A Preferred Stock:

On October 22, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Opus Acquisition. The Certificate of Designation provides for the authorization of 14,146 shares of Series A Preferred Stock, of which 14,145.374 Series A Preferred Stock were issued upon close of the Opus Acquisition. On April 30, 2025, the Company held its 2025 Annual Meeting of Stockholders. During the 2025 Annual Meeting, the Company’s stockholders voted to approve the conversion of each share of Series A Preferred Stock into 1,000 shares of common stock. Subsequently, on May 5, 2025, all shares of Series A Preferred Stock were converted into 14,145,374 shares of common stock.

7.	Financings

March 2025 Financings

On March 21, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group, LLC, as the sole underwriter (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to issue and sell, in an underwritten public offering (the “March 2025 Offering”), 12,219,736 shares of common stock and warrants to purchase up to 21,052,631 shares of common stock (the “March 2025 Warrants”). Each share of common stock was sold together with one March 2025 Warrant to purchase one share of common stock, at a price to the public of $0.95 per share and related March 2025 Warrant. The Company also issued 8,832,895 pre-funded warrants (“Pre-Funded Warrants”) at a price to the public of $0.9499 per Pre-funded Warrant.

On March 21, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Board.  Pursuant to the Subscription Agreement, the Company agreed to issue and sell, in a private offering (the “March 2025 Private Placement”), a total of 392,157 shares of common stock to Mr. Magrath and 784,314 shares of common stock to Mr. Gallagher, as well as 392,157 warrants to purchase shares of common stock to Mr. Magrath and 784,314 warrants to purchase shares of common stock to Mr. Gallagher (the “March 2025 Private Placement Warrants”). Each Private Placement Warrant has an initial exercise price of $1.15, expires on the five-year anniversary of the original issuance date and may be called by the Company 30 days following the release of the Company’s OPGx-BEST1 DUO-1001 Cohort 1 data upon achievement of a volume weighted average price of our common stock for 30 consecutive trading days of over $1.725 per share and the trading average daily volume for such 30 day period exceeds $150,000 per trading day.

The combined gross proceeds from the March 2025 Offering and the March 2025 Private Placement, which both closed on March 24, 2025 (the “Closing Date”), were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company in the amount of $1.9 million.

March 2025 Warrants

The March 2025 Warrants have an initial exercise price equal to $0.95 per share of common stock and are exercisable for five years from the date of issuance. The exercise prices and numbers of shares of common stock issuable upon exercise are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders. A holder may not exercise the March 2025 Warrant if, after giving effect to such exercise, the holder (together with its affiliates) would beneficially own (as determined in accordance with the terms of the March 2025 Warrants) more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after giving effect to the exercise. Lastly, certain volatility provisions in the event of a fundamental transaction precluded the March 2025 Warrants from being considered indexed to the Company’s own stock, and as such, were classified on the condensed consolidated balance sheets as warrant liabilities.

The March 2025 Warrants are callable by the Company in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Warrants are outstanding, if, after the Closing Date, (i) the Company has announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (the “Measurement Period”, which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.425 (subject to adjustment), (iii) the trading average daily volume for such Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Warrant share.

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

The fair value of the March 2025 Warrants at the time of issuance was $14.7 million and were recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets upon issuance. The fair value change during the three months ended March 31, 2025 was a benefit of $2,660,000 for three months ended March 31, 2025. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 80% as of March 24, 2025 and March 31, 2025, a risk free rate of 4.0% and 3.9% as March 24, 2025 and March 31, 2025, respectively, the market price of the Company’s common stock of $1.15 and $0.98 per share as of March 24, 2025 and March 31, 2025, respectively, and other factors over a simulated term of 5 years. Transaction costs attributed to the March 2025 Warrants amounted to approximately $1.2 million and were recorded in the accompanying condensed consolidated statements of comprehensive loss under financing costs.

Index
Notes to Condensed Consolidated Financial Statements
March 2025 Private Placement Warrants

The March 2025 Private Placement Warrants have an initial exercise price equal to $1.15 per share of common stock and are exercisable for five years from the date of issuance. The March 2025 Private Placement Warrants are callable by the Company in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Private Placement Warrants are outstanding, if, after the Closing Date, (i) the Company announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (the “Measurement Period”, which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.725 (subject to adjustment), (iii) the trading average daily volume for such Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Private Placement Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Private Placement Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Private Placement Warrant share. Other terms under the March 2025 Private Placement Warrants are generally identical to the terms of the March 2025 Warrants discussed above. Lastly, certain volatility provisions in the event of a fundamental transaction precluded the March 2025 Private Placement Warrants from being considered indexed to the Company’s own stock, and as such, were classified on the condensed consolidated balance sheets as warrant liabilities.

The fair value of the March 2025 Private Placement Warrants at the time of issuance was $0.8 million and were recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets upon issuance. The fair value change during the three months ended March 31, 2025 was a benefit of $145,000. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 80% as of March 24, 2025 and March 31, 2025, a risk free rate of 4.0% and 3.9% as March 24, 2025 and March 31, 2025, respectively, the market price of the Company’s common stock of $1.15 and $0.98 per share as of March 24, 2025 and March 31, 2025, respectively, and other factors over a simulated term of five years. Transaction costs attributed to the March 2025 Private Placement Warrants were de minimis and were recorded in the accompanying condensed consolidated statements of comprehensive loss under financing costs.

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

The Pre-Funded Warrants were recorded in the accompanying condensed consolidated balance sheets as additional paid-in capital.

Lincoln Park Purchase Agreement

On August 10, 2023, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provided that, subject to the terms and conditions set forth therein, the Company had the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which the Company agreed to register the resale of the shares of the Company’s common stock that had been issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Lincoln Park has agreed not to cause or engage in any manner whatsoever in any direct or indirect short selling or hedging of the Company’s common stock.

A total of zero and 150,000 shares were issued under the Purchase Agreement during the three months ended March 31, 2025 and 2024, respectively, for net proceeds of zero and $0.3 million, respectively. The Company incurred zero and de minimis issuance costs during the three months year ended March 31, 2025 and 2024, respectively.

A total of 1,946,792 shares of the Company’s common stock were sold under the Purchase Agreement for net proceeds through March 31, 2025 in the amount of $5.2 million. Lastly, the Company incurred issuance costs of $1.4 million, consisting of investor expense reimbursement and legal costs through March 31, 2025.

Index
Notes to Condensed Consolidated Financial Statements
The pricing and settlement provisions in the Purchase Agreement resulted in the recognition of a derivative liability accounted for on a fair value basis under the provisions of ASC 815 - Derivatives and Hedging. A Monte Carlo simulation model was used to estimate future stock pricing and purchase activity to determine the fair value of the derivative liability. The fair value change in the derivative liability during the three months ended March 31, 2025 and 2024 was de minimis. The fair value change in the derivative liability is recorded in the fair value change in deivative liabilities line item in the accompanying condensed consolidated statements of comprehensive loss during periods with valuation changes.

On April 2, 2025, the Company delivered written notice to Lincoln Park of its election to terminate the Purchase Agreement, effective as of April 3, 2025.

At-The-Market Program

On January 13, 2025, the Company filed a new prospectus supplement with the U.S. Securities and Exchange Commission with respect to the offer and sale of shares of its common stock, with an aggregate offering price of up to $40,000,000, establishing an at-the-market equity issuance program. On January 13, 2025, the Company also entered into a sales agreement (the “Sales Agreement”) by and between the Company and Leerink Partners LLC through or to which the Company will sell the Shares via an ATM program. Upon entry into the Sales Agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading Institutional Services LLC.

During the three months ended March 31, 2025, 352,953 shares of common stock were sold under the Leerink ATM for gross proceeds of $0.4 million, before deducting issuance expenses, including the placement agent’s fees and legal and accounting expenses, in the amount of $0.2 million. During the three months ended March 31, 2024, under the prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading Institutional Services LLC, 850,550 shares of common stock were sold for gross proceeds of $2.2 million. Issuance expenses during the prior year period were $165,000. As of March 31, 2025, 8,006,791 shares of common stock were sold under the ATM programs since their inception for gross proceeds in the amount of $26.8 million and issuance costs of $1.3 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of March 31, 2025, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of March 31, 2025. The Series A Warrants were accounted for and classified as equity on the accompanying condensed consolidated balance sheets.

Index
Notes to Condensed Consolidated Financial Statements
Warrant Activity and Summary
	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at December 31, 2024	7,204,299	$4.48-6.09	$4.82	1.00
Issued	22,229,102	$0.95-1.15	$0.96	5.00
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding and exercisable at March 31, 2025	29,433,401	$0.95-6.09	$1.91	3.95

The following table summarizes information about warrants outstanding at March 31, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at March 31, 2025
$0.95	21,052,631	4.99	21,052,631	*
$1.15	1,176,471	4.99	1,176,471	*
$4.48	5,665,838	0.64	5,665,838
$6.09	1,538,461	1.19	1,538,461
Total	29,433,401		29,433,401

*	Liability classified warrants inconnection with March 2025 Financings

The above tables exclude the 8,832,895 Pre-Funded Warrants issued in connection with the March 2025 Offering.  The Pre-Funded Warrants were deemed as outstanding common stock for net loss per share purposes (See Note 11 – Net Loss per Share).

8.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three-month periods indicated below (in thousands):

	March 31,
	2025	2024
General and administrative	$628	$775
Research and development	285	210
Total stock-based compensation	$913	$985

Opus Stock Options

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

2020 Equity Incentive Plan

In November 2020, the stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. Under the 2020 Plan, the shares reserved automatically increase on January 1 of each year, for a period of not more than ten years from the date the 2020 Plan is approved by the stockholders of the Company, commencing on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 5% of the shares of common stock outstanding as of December 31st of the preceding calendar year. The 2020 Plan permits the grant of incentive and nonstatutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other stock-based awards. On January 1, 2025, 1,578,733 shares were added to the 2020 Plan as a result of its evergreen provision.

2018 Equity Incentive Plan

Prior to the 2020 Plan, the Company had adopted a 2018 Equity Incentive Plan (the “2018 Plan”) in April 2018 under which 1,175,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Upon the effective date of the 2020 Plan, no additional shares were available for issuance under the 2018 Plan.

Index
Notes to Condensed Consolidated Financial Statements
Stock Options

During the three months ended March 31, 2025 and 2024, 1,262,685 and 762,080 options were granted to officers, employees and consultants, respectively, generally vesting over a fifteen (15) to forty-eight (48) month period. The Company recognized $468,000 and $447,000 in stock-based compensation expense related to stock options during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, 6,294,455 and 5,073,736 stock options were outstanding, respectively.

The weighted average fair value per share of options granted during the three months ended March 31, 2025 and 2024 was $0.65 and $2.16, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have sufficient share trading history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the three months ended March 31, 2025 and 2024:

	2025	2024

Expected stock price volatility	75.8%	97.5%
Expected life of options (years)	6.0	6.1
Expected dividend yield	—%	—%
Risk free interest rate	4.1%	4.1%

During the three months ended March 31, 2025 and 2024, 324,483 and 164,555 stock options vested, respectively. During the three months ended March 31, 2025, 5,000 options were exercised with an intrinsic value of $1,000. No options were exercised during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, 36,966 and 344,905 options were forfeited, respectively.

Restricted Stock Units

During the three months ended March 31, 2025 and 2024, the Company granted an aggregate of 748,833 and 313,364 restricted stock units (“RSUs”), respectively, to certain officers, employees and consultants under the 2020 Plan. The weighted average grant date fair value of the RSUs granted during the three months ended March 31, 2025 and 2024 was $0.95 and $2.69 per unit, respectively. The RSU grants generally vest over a four-year period with 25 percent vesting annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three months ended March 31, 2025 and 2024, 102,676 and 39,282 RSUs vested, respectively, and zero and 82,670 RSUs were forfeited during these periods, respectively. As of March 31, 2025 and December 31, 2024, 2,039,387 and 1,393,230 RSUs were outstanding, respectively.

The total expense for the three months ended March 31, 2025 and 2024 related to the RSUs was $339,000 and $293,000, respectively.

Common Stock Issued for Services

The Company granted stock for services in the amount of 84,243 and 81,234 common shares during the three months ended March 31, 2025 and 2024, respectively, to two and four board members during these periods, respectively, who elected to receive their board retainers in the form of stock for services. The weighted average fair value of the shares granted was $1.26 per share and $3.01 per share during the three months ended March 31, 2025 and 2024, respectively, and were 100% vested upon issuance. The stock-based compensation related to these services amounted to $106,000 and $245,000 during the three months ended March 31, 2025 and 2024, respectively.

General

As of March 31, 2025, 972,141 were available for future issuance under the 2020 Plan and Inducement Plan in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $6.8 million as of March 31, 2025. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 2.0 years.

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

None of the milestone or royalty payments were triggered or deemed probable as of March 31, 2025.

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
The Company determined that the licenses transferred represented functional intellectual property. As such, the revenue related to the licenses was recognized at the point in time in which the license/know-how was delivered to Viatris which occurred during the fourth quarter of 2022. The Company determined that revenue related to the initial research and development services that were constrained to the 120-day non-cancellation period were to be recognized over time as the services were rendered based on an estimated percentage of completion input model. The initial research and development services were completed in the first quarter of 2023. Revenue related to the on-going research and development services are based on activities completed during the period.

Recognition of Revenue

Revenue recognized under the Viatris License Agreement during the three months ended March 31, 2025 and 2024 was $4.4 million and $1.7 million, respectively, related to the output of ongoing research and development services and to a much lesser extent royalty payments.

Index
Notes to Condensed Consolidated Financial Statements
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

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of March 31, 2025 and no revenue was recognized related to these milestones.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Contract Assets and Unbilled Receivables
Balance as of beginning of three-month period	$2,209	$1,407
Revenue recognized	4,370	1,711
Reclassification to accounts receivable related to costs billed under the Viatris License Agreement	(4,904)	(1,924)
Balance as of end of three-month period	$1,675	$1,194

BioSense License and Assignment

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

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of March 31, 2025, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117 will be recognized in the period the underlying sales transaction occurs.

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

Processa will make future payments to the Company upon the achievement of certain development, regulatory and commercial milestones. In addition, Processa will pay the Company mid-single-digit percentage royalties based on annual sales. The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of March 31, 2025, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control.

Future payments received under the Processa License Agreement will be subject to the CVR Agreement described in Note 2 – Mergers

SBIR Grant Agreement

In September 2024, Private Opus received a Small Business Innovation Research (“SBIR”) grant through the Department of Health and Human Services in the amount of $0.9 million to be used on the development of the RHO product. This grant agreement survives the acquisition of Private Opus. Direct and allocated indirect costs for development activities are reimbursed on a draw-down basis as development activities are completed. For the three months ended March 31, 2025, the Company recognized $24,000 of revenue related to the SBIR grant, recorded as other income, net in the accompanying condensed consolidated statements of comprehensive loss.

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

Index
Notes to Condensed Consolidated Financial Statements
The following potential common shares were not considered in the net loss per share as their effect would have been anti-dilutive for the three-month periods ended presented below:
	March 31,
	2025	2024
Warrants	29,433,401	7,204,299
Stock options	6,294,455	4,827,433
RSUs	2,039,387	993,112

12.	Income Taxes

The effective tax rate for the three months ended March 31, 2025 and 2024 was zero percent. As of March 31, 2025, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented.
The Company’s corporate returns are subject to examination for tax years beginning in 2020 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

13.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During each of the three months ended March 31, 2025 and 2024, the Company contributed $0.1 million to the 401K Plan. The contributions are classified in the same line item as payroll costs attributed to the employees are in the accompanying condensed statements of comprehensive loss.

Index
Opus Genetics, Inc.
Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements, including, without limitation:

•
Our clinical data related to gene therapies for the treatment of inherited retinal diseases (“IRDs”)  is preliminary and related to a relatively small group of patients, and, as a result, data that initially appears promising may be revised, updated, or invalidated at a later data readout and/or may ultimately not be capable of duplication in additional patients;

•
Failure to successfully integrate our businesses following our acquisition of former Opus Genetics Inc. (the “Opus Acquisition”) could have a material adverse effect on our business, financial condition and results of operations;

•	The Opus Acquisition significantly expanded our product pipeline and business operations and shifted our business strategies, which may not improve the value of our common stock;

•	Our gene therapy product candidates are based on a novel technology that is difficult to develop and manufacture, which may result in delays and difficulties in obtaining regulatory approval;

•
Our planned clinical trials may face substantial delays, result in failure, or provide inconclusive or adverse results that may not satisfy FDA requirements to further develop our therapeutic products;

•	Delays or difficulties associated with patient enrollment in clinical trials may affect our ability to conduct and complete those clinical trials and obtain necessary regulatory approvals;

•	Changes in regulatory requirements could result in increased costs or delays in development timelines;

•
We depend heavily on the success of our product pipeline; if we fail to find strategic partners or fail to adequately develop or commercialize our pipeline products, our business will be materially harmed;

•
Others may discover, develop, or commercialize products similar to those in our pipeline before or more successfully than we do or develop generic variants of our products even while our product patents remain active, thereby reducing our market share and potential revenue from product sales;

•	We do not currently have any sales or marketing infrastructure in place and we have limited drug research and discovery capabilities;

•
The future commercial success of our products could significantly depend upon several uncertain factors, including third-party reimbursement practices and the existence of competitors with similar products;

•	Product liability lawsuits against us or our suppliers or manufacturers could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop;

•	Failure to comply with health and safety laws and regulations could lead to material fines;

•	We have not generated significant revenue from sales of any products and expect to incur losses for the foreseeable future;

•
Our future viability is difficult to assess due to our short operating history and our future need for substantial additional capital, access to which could be limited by any adverse developments that affect the financial services markets;

•	Raising additional capital may cause our stockholders to be diluted, among other adverse effects;

•
We operate in a highly regulated industry and face many challenges adapting to sudden changes in legislative reform or the regulatory environment, which affects our pipeline stability and could impair our ability to compete in international markets;

Index
Opus Genetics, Inc.
Form 10-Q
•	We may not receive regulatory approval to market our developed product candidates within or outside of the U.S.;

•	With respect to any of our product candidates that receive marketing approval, we may be subject to substantial penalties if we fail to comply with applicable regulatory requirements;

•	Our potential relationships with healthcare providers and third-party payors will be subject to certain healthcare laws and regulations, which could expose us to extensive potential liabilities;

•
We rely on third parties for material aspects of our business, such as conducting our nonclinical and clinical trials and supplying and manufacturing bulk drug substances, which exposes us to certain risks;

•
We may be unsuccessful in entering into or maintaining licensing arrangements (such as the Viatris License Agreement) or establishing strategic alliances on favorable terms, which could harm our business;

•	Our current focus on the cash-pay utilization for future sales of RYZUMVI may limit our ability to increase sales or achieve profitability with this product;

•
Inadequate patent protection for our product candidates may result in our competitors developing similar or identical products or technology, which would adversely affect our ability to successfully commercialize;

•	We may be unable to obtain full protection for our intellectual property rights under U.S. or foreign laws;

•	We may become involved in lawsuits for a variety of reasons associated with our intellectual property rights, including alleged infringement suits initiated by third parties;

•	We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•	As we grow, we may not be able to operate internationally or adequately develop and expand our sales, marketing, distribution, and other corporate functions, which could disrupt our operations;

•	The market price of our common stock is expected to be volatile;

•	Our common stock may be subject to delisting from the Nasdaq Capital Market and delisting could adversely affect our ability to access capital markets;

•
Factors out of our control related to our securities, such as securities litigation or actions of activist stockholders, could adversely affect our business and stock price and cause us to incur significant expenses; and

•	Impact from current or proposed tariffs on imported goods we purchase.

We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and below under the heading “Risk Factors,” and in subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Index
Opus Genetics, Inc.
Form 10-Q
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

Recent Developments

March 2025 Offering and Private Placement

On March 21, 2025, we entered into an underwriting agreement with Craig-Hallum Capital Group, LLC, as the sole underwriter (the “March 2025 Offering”). Under the March 2025 Offering and the March 2025 Private Placement (as defined below), we agreed to issue and sell common stock and warrants to purchase up to 13,396,207 shares of common stock, 8,832,895 pre-funded warrants to purchase common stock and 22,239,102 warrants to purchase common stock. The aggregate proceeds received from the March 2025 Offering and March 2025 Private Placement was 21.5 million.  See Historical Capital Resources section below for further detail.

Regenerative Medicine Advanced Therapy (RMAT) designation to OPGx-LCA5

On May 6, 2025, we announced that the FDA has granted Regenerative Medicine Advanced Therapy (RMAT) designation to OPGx-LCA5, our investigational gene therapy for the treatment of Leber Congenital Amaurosis (LCA) due to genetic variations in the LCA5 gene. The RMAT designation for OPGx-LCA5 is based on early clinical evidence from our ongoing Phase 1/2 open-label, dose-escalation trial, which is evaluating the safety and potential efficacy of OPGx-LCA5 in patients with severe vision loss due to confirmed mutations in the LCA5 gene.  The RMAT designation program offers the potential for expedited development and review of regenerative medicine therapies that demonstrate the potential to address serious or life-threatening diseases based on preliminary clinical evidence. The designation provides sponsors with early interactions with the FDA, guidance on efficient development and manufacturing, and the opportunity to discuss surrogate endpoints to support accelerated approval.

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

Through March 31, 2025, we have funded our operations primarily through equity financings, the issuance of convertible notes in private placements, and license fee and milestone payments in connection with the Viatris License Agreement.

Index
Opus Genetics, Inc.
Form 10-Q
Our net loss was $8.2 million for the three months ended March 31, 2025, as compared to a net loss of $7.1 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $  147.2 million. Furthermore, we anticipate that our expenses will increase as we:

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

Financial Operations Overview

License and Collaborations Revenue

License and collaborations revenue to date was derived from a one-time non-refundable payment related to a license transfer, an additional milestone payment and reimbursement of expenses earned under the Viatris License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”). We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from potential milestone and royalty payments from the agreements with Viatris, BioSense, or Processa, or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn significant royalty payments is highly uncertain for the reasons explained below. Until further notice, we will report earned RYZUMVI royalties as a component of license and collaboration revenue listed in the condensed consolidated statements of comprehensive loss.

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

Index
Opus Genetics, Inc.
Form 10-Q
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

Financing costs

Financing costs consist of issuance costs attributed to our March 2025 Warrants and March 2025 Private Placement Warrants described below. There were no issuance costs attributed to the equity line financing with Lincoln Park during the periods presented.

Fair value change in warrant liabilities

The fair value change in warrant liabilities consists of the fair value changes associated March 2025 Warrants and March 2025 Private Placement Warrants described further below.

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, reimbursements in connection with grants and other sources when they occur. In addition, this line item includes payments made by the Company in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former shareholders Rexahn when applicable.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of March 31, 2025 and December 31, 2024 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes Opus’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024	Change

License and collaborations revenue	$4,370	$1,711	$2,659

Operating expenses:
General and administrative	6,346	4,670	1,676
Research and development	7,953	4,749	3,204
Total operating expenses	14,299	9,419	4,880
Loss from operations	(9,929)	(7,708)	(2,221)
Financing costs	(1,372)	—	(1,372)
Fair value change in warrant liabilities	2,805	—	2,805
Other income, net	302	602	(300)
Loss before income taxes	(8,194)	(7,106)	(1,088)
Provision for income taxes	—	—	—
Net loss	$(8,194)	$(7,106)	$(1,088)

Index
Opus Genetics, Inc.
Form 10-Q
License and Collaborations Revenue

License and collaborations revenue was $4.4 million and $1.7 million during the three months ended March 31, 2025 and 2024, respectively. The $2.7 million increase was due to a higher level of reimbursable research and development activity in current period. Revenue during both quarterly periods was derived from the Viatris License Agreement largely from the reimbursement of research and development services and to a much lesser degree from royalty payments stemming from the sale of RYZUMVI by Viatris.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 were $6.3 million compared to $4.7 million for the three months ended March 31, 2024. The increase period over period of $1.7 million was primarily attributable to professional services of $0.3 million, corporate legal support of $0.8 million, legal fees associated with intellectual property of $0.3 million and investor relations, governance, filing fees and other related costs of $0.6 million in the aggregate, offset in part by deceases in general operating and other costs of $0.3 million on a net basis. General and administrative expenses included $0.6 million and $0.8 million in stock-based compensation expense during the three months ended March 31, 2025 and 2024, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$4,035	$1,065	$2,970
IRD programs	1,923	-	1,923
APX 3330	393	2,663	(2,270)
Unallocated	136	67	69
Total external cost	6,487	3,795	2,692
Internal costs:
Employee related expenses	1,409	937	472
Facilities, supplies and other	57	17	40
Total internal costs	1,466	954	512
Total research and development expenses	$7,953	$4,749	$3,204

Research and development expenses for the three months ended March 31, 2025 were $8.0 million compared to $4.7 million for the three months ended March 31, 2024. The $3.2 million increase was primarily attributable to both higher clinical costs of $3.2 million and payroll related costs of $0.4 million, offset partially by lower manufacturing expenses of $0.3 million attributed to an activity reduction in the PS VEGA-2 trial and by lower regulatory and other costs of $0.1 million on a net basis. Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of the PS Products have been fully reimbursed by Viatris to date. Research and development expenses included $0.3 million and $0.2 million in stock-based compensation expense during the three months ended March 31, 2025 and 2024, respectively.

Financing costs

Financing costs for the three months ended March 31, 2025 of $1.4 million was comprised of issuance costs attributed to the March 2025 Warrants and March 2025 Private Placement Warrants. We did not have any financing costs during the three months ended March 31, 2024.

Fair value change in warrant liabilities

The fair value change in warrant liabilities in connection with the March 2025 Warrants and March 2025 Private Placement Warrants, as described further below, was $2.8 million for the three months ended March 31, 2025. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates.

Other Income, net

During the three months ended March 31, 2025, Opus had other income, net of $0.3 million related to interest income related to our cash and cash equivalents on-hand of $0.3 million and grant funding of $24,000, offset in part by net unrealized losses from our short-term investments of $1,000.

During the three months ended March 31, 2024, Opus had other income, net of $0.6 million related to interest income related to our cash and cash equivalents on-hand of $612,000, offset in part by net unrealized losses from our short-term investments of $10,000.

Index
Opus Genetics, Inc.
Form 10-Q
Liquidity and Capital Resources

Capital Resources

As of March 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $41.8  million. We believe that our cash on hand as of March 31, 2025 will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of March 31, 2025, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at three large financial institutions.

Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of $89.7 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Opus convertible notes. In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2023, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022, all in connection with the Viatris License Agreement.

March 2025 Financings

On March 21, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group, LLC, as the sole underwriter (the “Underwriter”). Pursuant to the Underwriting Agreement, we agreed to issue and sell, in an underwritten public offering (the “March 2025 Offering”), 12,219,736 shares of common stock and warrants to purchase up to 21,052,631 shares of common stock (the “March 2025 Warrants”). Each share of common stock was sold together with one March 2025 Warrant to purchase one share of common stock, at a price to the public of $0.95 per share and related March 2025 Warrant. We also agreed to issue 8,832,895 pre-funded warrants (“Pre-Funded Warrants”) at a price to the public of $0.9499 per Pre-funded Warrant.

Also on March 21, 2025, we entered into a subscription agreement (the “Subscription Agreement”) with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Company’s board of directors (the “Board”). Pursuant to the Subscription Agreement, the Company agreed to issue and sell, in a private offering (the “March 2025 Private Placement”), a total of 392,157 shares of common stock to Mr. Magrath and 784,314 shares of common stock to Mr. Gallagher, as well as 392,157 warrants to purchase shares of common stock to Mr. Magrath and 784,314 warrants to purchase shares of common stock to Mr. Gallagher  (the “March 2025 Private Placement Warrants”). Each March 2025 Private Placement Warrant has an initial exercise price of $1.15, expires on the five-year anniversary of the original issuance date and may be called by the Company 30 days following the release of the Company’s OPGx-BEST1 DUO-1001 Cohort 1 data upon achievement of a volume weighted average price of our common stock for 30 consecutive trading days of over $1.725 per share and the trading average daily volume for such 30 day period exceeds $150,000 per trading day.

The combined gross proceeds from the March 2025 Offering and the March 2025 Private Placement, which closed on March 24, 2025, were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

The March 2025 Offering (including the shares of common stock issuable from time to time upon exercise of the March 2025 Warrants and the Pre-Funded Warrants) was made pursuant to our Registration Statement on Form S-3 (File No. 333-276462) filed with the Securities and Exchange Commission on January 10, 2024, including the prospectus dated January 23, 2024 contained therein, as the same has been supplemented.

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

The March 2025 Warrants are callable by us in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Warrants are outstanding, if, after the closing date (March 24, 2025), (i) we have announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (the “Measurement Period”, which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.425 (subject to adjustment), (iii) the trading average daily volume for such Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Warrant share.

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

Index
Opus Genetics, Inc.
Form 10-Q
March 2025 Private Placement Warrants

The March 2025 Private Placement Warrants have an initial exercise price equal to $1.15 per share of common stock and are exercisable for five years from the date of issuance. The March 2025 Private Placement Warrants are callable by us in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Private Placement Warrants are outstanding, if, after the closing date (March 24, 2025), (i) the Company announces OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (the “Measurement Period”, which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.725 (subject to adjustment), (iii) the trading average daily volume for such Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Private Placement Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Private Placement Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Private Placement Warrant share. All other terms under the March 2025 Private Placement Warrants are identical to the terms of the March 2025 Warrants discussed above.

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

Lincoln Park Purchase Agreement

On August 10, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provided that, subject to the terms and conditions set forth therein, we had the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. A total of 1,946,792 shares of common stock were sold under the Purchase Agreement for gross proceeds through December 31, 2024 in the amount of $5.2 million.

On April 2, 2025, the Company delivered written notice to Lincoln Park of its election to terminate the Purchase Agreement, effective as of April 3, 2025.

At-The-Market Program

On January 10, 2024, we filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on January 23, 2024 under which the Company may offer and sell, from time to time in our sole discretion, securities having an aggregate offering price up to $175 million. On March 11, 2021, we entered into a sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million (the “ATM”). A total of 8,006,791 shares of common stock were sold under the ATM since its inception for gross proceeds through the filing of this Report in the amount of $26.8 million.

On January 13, 2025, the Company filed a new prospectus supplement with the U.S. Securities and Exchange Commission with respect to the offer and sale of shares of its common stock, with an aggregate offering price of up to $40,000,000, establishing an at-the-market equity issuance program. On January 13, 2025, the Company also entered into a sales agreement (the “Sales Agreement”) by and between the Company and Leerink Partners LLC (“Leerink”) through or to which the Company will sell the Shares via an ATM program. Upon entry into the Sales Agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading.

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
Opus Genetics, Inc.
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

Index
Opus Genetics, Inc.
Form 10-Q
Cash Flows

The following table summarizes Opus’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024

Net cash used in operating activities	$(8,994)	$(5,716)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	20,465	2,376
Net increase (decrease) in cash and cash equivalents	$11,471	$(3,340)

Cash Flow from Operating Activities

For the three months ended March 31, 2025, cash used in operating activities of $9.0 million was attributable to a net loss of $8.2 million, adjusted by a reclassification to financing activities related to the March 2025 financings and by non-cash net operating income of $(0.5) million in the aggregate, and attributed to a net change cash use of $0.3 million in Opus’s net operating assets and liabilities. The non-cash expenses consisted principally of a fair value change in warrant liabilities benefit of $2.8 million, partially offset by stock-based compensation of $0.9 million and an unrealized loss on short-term investments of $1,000 and depreciation of $13,000. The reclassification to financing activities for issuance costs attributed to our liability classified warrants was $1.4 million. The change in operating assets and liabilities was primarily attributable to a net decrease in our aggregate accounts payable and accrued expenses and by an increase in our prepaid expenses and other assets, offset in part by a decrease in our accounts receivable and contract assets. All of the changes were attributed to fluctuations in Opus’s operating expenses and collections under the normal course of business.

For the three months ended March 31, 2024, cash used in operating activities of $5.7 million was attributable to a net loss of $7.1 million, partially offset by $1.0 million in non-cash operating expenses and a net change cash source of $0.4 million in Opus’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $1.0 million and unrealized loss on short-term investments of $10,000. The change in operating assets and liabilities was primarily attributable to an increase in Opus’s accrued expenses and prepaid expenses, offset in part by an increase in our accounts receivable, attributed to fluctuations in Opus’s operating expenses and collections under the normal course of business.

Cash Flow from Investing Activities

There were no sources or uses from investing activities during the periods presented.

Cash Flow from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $20.5 million that consisted principally of gross proceeds received from the March 2025 Offering and March 2025 Private Placement of $21.5 million in the aggregate, and from gross proceeds received from the ATM of $0.4 million.  Both financings were offset by issuance costs of $1.4 million in the aggregate.

Net cash provided by financing activities during the three months ended March 31, 2024 was $2.4 million that consisted principally of proceeds received from the ATM and Purchase Agreement, net of issuance costs, in the amount of $0.2 million.

Liquidity and Capital Resource Requirements

 As of March 31, 2025 we had cash and cash equivalents of $41.8 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million, a milestone payment of $10 million, reimbursement and expected reimbursement of expenses and royalties earned under the Viatris License Agreement and, to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”) in connection with the Rexahn RX-3117 drug compound, and other reimbursement from grants. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreements with Viatris, BioSense or Processa, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

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

Through the ATM, we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million. A total of 8,006,791 shares of common stock were sold under the ATM programs since its inception for gross proceeds through March 31, 2025 in the amount of $26.8 million.

Index
Opus Genetics, Inc.
Form 10-Q
In addition, on August 10, 2023, we entered into the Purchase Agreement with Lincoln Park, which provided that we had the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of our common stock, from time to time over the 30-month term of the Purchase Agreement. The Purchase Agreement was executed to compliment the ATM. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. We filed a prospectus supplement to our Registration Statement (File No. 333-252715) on August 11, 2023 with the SEC. Per the terms of the Purchase Agreement, we were unable to sell shares of our common stock to Lincoln Park if the sale price fell below $0.25 per share. On April 2, 2025, the Company delivered written notice to Lincoln Park of its election to terminate the Purchase Agreement, effective as of April 3, 2025.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation, warrants or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through future collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development, future commercialization efforts, or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.  As of March 31, 2025, $5.2 million in net proceeds was received from the Purchase Agreement.

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

University of Pennsylvania LCA5/RDH12 License Agreement

On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, we are obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6 million and royalty payments on future net sales of such products. Until the Company is required to pay royalties under the LCA5/RDH2 Agreement, the Company must pay a de minimis annual license maintenance fee to Penn. We are also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for any of the periods presented. As of the date of this Report, we determined that none of the future obligations under the agreement were probable.

Iveric Asset Purchase Agreement – BEST1 and RHO Programs

On December 23, 2022, Opus entered into an asset purchase agreement with Iveric (the “Iveric Agreement”) pursuant to which we acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, we are obligated to make payments to Iveric upon the achievement of specified development and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. As of the date of this Report, we determined that none of the future obligations under the agreement were probable.

Index
Opus Genetics, Inc.
Form 10-Q
Penn and University of Florida BEST1 License Agreement

On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement.  Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, we are obligated to make payments to Penn upon the achievement of certain clinical, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million.  We are also obligated to make royalty payments on future net sales of licensed BEST1 products. Until the Company is required to pay royalties under the BEST1 License, the Company must pay a de minimis annual license maintenance fee to UF and Penn. We must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income during any of the periods presented. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, the Company will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. As of the date of this Report, we determined that none of the future obligations under the agreement were probable.

LCA5 VR License

On March 2, 2023, Opus entered into a non-exclusive license agreement (the “LCA5 VR License”) with Penn pursuant to which it was granted a non-exclusive license to certain patents and copyrights relating to testing visual function using simulated living situations in individuals with visual disorders, for Opus’ use in clinical trials for the evaluation of retinal disorder treatments caused by LCA5 mutations. In return for these rights, we are obligated to make a de minimis payment to Penn for each use of a licensed product in a clinical trial. As of the date of this Report, the liability related to use of the licensed product was de minimis.

Penn and UF RHO License Agreement

On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which we have exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above.  In return for these rights, we are obligated to make development milestone payments and royalty payments on future sales of such products.  As of the date of this Report, we determined that none of the future obligations under the agreement were probable.

Massachusetts Eye and Ear Infirmary License Agreement

On November 9, 2021, Opus entered into a license agreement (the “MEEI License”) with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, we are obligated to make development milestone payments and royalty payments on future sales of such products.  As of the date of this Report, we determined that none of the future obligations under the agreement were probable.

Letter Agreement and Strategic Partnership—FFB

On August 25, 2022, Private Opus entered into a binding letter of agreement with FFB and the Jaeb Center for Health Research (“JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the agreement, FFB and JCHR have the sole responsibility and authority to design and conduct the study, with input from the Company. Subject to certain conditions, the agreement requires that we provide FFB with a total of $2,000,000 of funding to support the study, such amount being payable in an initial installment of $400,000 at the time of submission of the final study protocol to the Institutional Review Board of the JCHR and, subject to certain conditions, in four annual installments of $400,000 on the anniversaries of such submission. As of the date of this Report, we are required to fund two additional installments in the aggregate of $800,000.

Other Commitments

In the course of normal operations, we enter into cancelable purchase commitments from time to time with our suppliers for various key research, clinical and manufacturing services. The purchase commitments covered by these arrangements are subject to change based on our research and development efforts.

Other Funding Requirements

As noted above, certain of our cash requirements relate to the funding of our ongoing research and development of our gene therapy product candidates, inclusive of any potential milestone and royalty obligations under our intellectual property licenses. See “Part I, Item 1— Business— Pipeline— Sales and Marketing—Manufacturing— Apexian Sublicense Agreement— Review and Approval of Drugs and Biologics in the United States” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.

Index
Opus Genetics, Inc.
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

 License and Collaborations Revenue

We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future, significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 10 — License and Collaboration Agreements included in Part 1, Item 1 – “Financial Statements” of this Report.

Income Tax Assets and Liabilities

A full valuation allowance has been provided on our net deferred tax assets given the uncertainty of future taxable income and other related factors impacting the realizability of our remaining net deferred tax assets. For additional information, see Note 12 — Income Taxes included in “Part II, Item 8 – Financial Statements and Supplementary Data” in our Annual Report filed on Form 10-K for the year ended December 31, 2024, and see Note 12 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than as set forth below, there have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risks and uncertainties described below and therein.

If we fail to comply with the continued listing standards of the Nasdaq Capital Market, our common stock may be delisted, and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). In order to maintain our listing, we must satisfy Nasdaq’s continued listing requirements. Nasdaq Listing Rules require that the closing price of our common stock generally remains at or above $1.00 per share (the “Minimum Bid Price Requirement”). The closing price of our common stock has recently been trading below $1.00. If our common stock closes at a price below $1.00 per share for 30 consecutive business days, we could be subject to delisting from Nasdaq. In the event we do receive notice of deficiency from Nasdaq, we expect that applicable Nasdaq Listing Rules would provide us with an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which may be extended by Nasdaq in its discretion.

There are no assurances that we will be able to continue to comply with the Minimum Bid Price Requirement. We intend to monitor the closing price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. There are many factors outside of our control that may adversely affect our minimum bid price, including those described in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the SEC.

Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and may damage our reputation, adversely affecting our ability to raise additional capital or to pursue our strategic business plans. Additionally, delisting would make it more difficult for our stockholders to sell our common stock in the public market. Further, if the Company seeks to implement a reverse stock split in order to remain listed, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

Index
Opus Genetics, Inc.
Form 10-Q
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable to our Company.

Item 5.	Other Information

During the quarter ended March 31, 2025, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6.	Exhibits

EXHIBIT

NUMBER	DESCRIPTION OF DOCUMENT
1.1
Sales Agreement, dated as of January 13, 2025, by and between the Company and Leerink Partners LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2025).

3.1	Amended and Restated Bylaws, dated as of March 19, 2025 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on March 20, 2025).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025).

10.1+
Amended and Restated Employment Agreement, dated as of January 17, 2025, by and between the Company and George Magrath (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2025).

10.2+
Second Amendment to Employment Agreement, dated as of January 17, 2025, by and between the Company and Nirav Jhaveri (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2025).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

*	Documents are furnished and not filed.

Index
Opus Genetics, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2025

Opus Genetics, Inc.

By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Nirav Jhaveri
Nirav Jhaveri
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer )