Form 10-Q
period 2025-06-30
Opus Genetics, Inc.
filed 2025-08-13
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to ________

Commission File Number: 001-34079

Opus Genetics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Davis Drive, Suite 220 Durham, NC	27713
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of August 10, 2025 was 59,908,055.

OPUS GENETICS, INC.
FORM 10-Q

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Opus Genetics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$32,429	$30,321
Accounts receivable	3,399	3,563
Contract assets and unbilled receivables (Note 10)	1,178	2,209
Prepaids and other current assets	1,433	515
Short-term investments	—	2
Total current assets	38,439	36,610
Property and equipment, net	226	252
Total assets	$38,665	$36,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,465	$3,148
Accrued expenses and other liabilities	6,927	8,147
Warrant liabilities	11,800	—
Total current liabilities	20,192	11,295
Long term funding agreement, related party	1,000	—
Total liabilities	21,192	11,295

Commitments and contingencies (Note 3 and Note 9)

Series A preferred stock, par value $0.0001; 14,146 shares were designated as of June 30, 2025 and December 31, 2024; zero and 14,145.374 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	18,843

Stockholders’ equity:
Preferred stock, par value $0.0001; 9,985,854 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, par value $0.0001; 125,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 59,908,055 and 31,574,657 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	6	3
Additional paid-in capital	172,079	145,719
Accumulated deficit	(154,612)	(138,998)
Total stockholders’ equity	17,473	6,724
Total liabilities, series A preferred stock and stockholders’ equity	$38,665	$36,862

See accompanying notes.

Index
Opus Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
License and collaborations revenue	$2,882	$1,112	$7,252	$2,823

Operating expenses:
General and administrative	5,766	3,354	12,112	8,024
Research and development	6,022	6,086	13,975	10,835
Total operating expenses	11,788	9,440	26,087	18,859
Loss from operations	(8,906)	(8,328)	(18,835)	(16,036)
Fair value change in warrant and other derivative liabilities	917	—	3,722	—
Financing costs	35	—	(1,337)	—
Other income, net	534	563	836	1,165
Loss before income taxes	(7,420)	(7,765)	(15,614)	(14,871)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(7,420)	(7,765)	(15,614)	(14,871)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(7,420)	$(7,765)	$(15,614)	$(14,871)
Net loss per share:
Basic and diluted	$(0.12)	$(0.30)	$(0.32)	$(0.59)
Number of shares used in per share calculations:
Basic and diluted	63,376,392	25,827,265	48,712,124	25,175,596

See accompanying notes.

Index
Opus Genetics, Inc.
Condensed Consolidated Statements of Changes in Series A Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	—	$—	23,977,491	$2	$131,370	$(81,466)	$49,906
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	1,000,550	1	2,478	—	2,479
Issuance costs	—	—	—	—	(165)	—	(165)
Stock-based compensation	—	—	120,516	—	985	—	985
Share repurchases for the payment of employee taxes	—	—	(12,965)	—	(42)	—	(42)
Net and comprehensive loss	—	—	—	—	—	(7,106)	(7,106)
Balance at March 31, 2024	—	—	25,085,592	3	134,626	(88,572)	46,057
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	788,566	—	1,563	—	1,563
Issuance costs	—	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	104,880	—	806	—	806
Net and comprehensive loss	—	—	—	—	—	(7,765)	(7,765)
Balance at June 30, 2024	—	$—	25,979,038	$3	$136,970	$(96,337)	$40,636

Balance at December 31, 2024	14,145.374	$18,843	31,574,657	$3	$145,719	$(138,998)	$6,724
Issuance of common stock and pre-funded warrants in connection with the March 2025 offering and private placement	—	—	13,396,207	1	5,979	—	5,980
Issuance of common stock in connection with at-the-market program	—	—	352,953	1	408	—	409
Issuance costs	—	—	—	—	(728)	—	(728)
Stock-based compensation		—	186,919	—	913	—	913
Share repurchases for the payment of employee taxes	—	—	(31,913)	—	(36)	—	(36)
Exercise of stock options	—	—	5,000	—	5	—	5
Net and comprehensive loss	—	—	—	—	—	(8,194)	(8,194)
Balance at March 31, 2025	14,145.374	18,843	45,483,823	5	152,260	(147,192)	5,073
Conversion of preferred stock	(14,145.374)	(18,843)	14,145,374	1	18,842	—	18,843
Stock-based compensation	—	—	278,858	—	896	—	896
Issuance cost, net credit	—	—	—	—	81	—	81
Net and comprehensive loss	—	—	—	—	—	(7,420)	(7,420)
Balance at June 30, 2025	—	$—	59,908,055	$6	$172,079	$(154,612)	$17,473

See accompanying notes.

Index
 Opus Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(15,614)	$(14,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,809	1,791
Depreciation	27	—
Fair value change in warrant and other derivative liabilities	(3,722)	—
Unrealized loss from short-term investments	2	10
Warrant financing costs	1,337	—
Change in assets and liabilities:
Accounts receivable	164	(432)
Contract assets and unbilled receivables	1,031	459
Prepaids and other current assets	(918)	(15)
Accounts payable	(1,703)	(1,519)
Accrued expenses and other liabilities	(1,676)	1,569
Net cash used in operating activities	(19,263)	(13,008)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in connection with the March 2025 offering and March 2025 private placement	5,980	—
Proceeds from issuance of warrants in connection with the March 2025 offering and March 2025 private placement	15,520	—
Proceeds from issuance of common stock in connection with the at-the-market program and purchase agreement	409	4,041
Proceeds from funding agreement, related party	1,000	—
Issuance costs	(1,507)	(83)
Exercise of stock options	5	—
Share repurchases for the payment of employee taxes	(36)	(42)
Net cash provided by financing activities	21,371	3,916
Net increase (decrease) in cash and cash equivalents	2,108	(9,092)
Cash and cash equivalents at beginning of period	30,321	50,501
Cash and cash equivalents at end of period	$32,429	$41,409
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Conversion of series A preferred stock into common stock	$18,843	$—
Change in unpaid issuance costs	$477	$107

See accompanying notes.

Index
Notes to Condensed Consolidated Financial Statements
1.	Company Description and Summary of Significant Accounting Policies

Nature of Business

Opus Genetics, Inc. (the “Company” or “Opus”), a Delaware corporation formerly known as Ocuphire Pharma, Inc. (the “Company” or “Opus”), is a clinical-stage biopharmaceutical company developing gene therapies for the treatment of inherited retinal diseases (“IRDs”) and small molecule therapies for other ophthalmic disorders. The Company’s headquarters is located in Durham, North Carolina.

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
The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Index
Notes to Condensed Consolidated Financial Statements
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

As of June 30, 2025, the Company had $32.4 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least twelve months from the date of issuance of these consolidated financial statements.

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development of products related to vision performance and health. Accordingly, the condensed consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, categories of expenses and other financial information that is evaluated by the Company’s Chief Executive Officer.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of deposit to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Management follows approved policies established by the Company’s Board of Directors (the “Board”) to reduce credit risk associated with the Company’s cash deposit and investment accounts. Pursuant to these policies, the Company limits its exposure through the kind, quality and concentration of its investments. The Company’s cash and cash equivalents are held or managed by four financial institutions in the United States. As of June 30, 2025, the Company had cash equivalents of $31.7 million that were not eligible for coverage by Federal Deposit Insurance Corporation. These balances are invested in funds whose assets consist almost entirely of securities issued by the U.S. Treasury or guaranteed by the U.S. government.

Index
Notes to Condensed Consolidated Financial Statements
Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and records them on a settlement date basis. The Company’s short-term investments are comprised of equity securities and are classified as trading, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets. Subsequent changes in fair values are recorded in other income, net on the consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. The Company did not recognize any impairments on its investments to date through June 30, 2025.

Revenue Recognition

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a five-step model to determine how revenue is recognized. The Company has entered into license agreements which have revenue recognition implications (See Note 10 – License and Collaboration Agreements).

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

Index
Notes to Condensed Consolidated Financial Statements
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

Warrant Liabilities

The Company issued warrants to purchase equity securities in connection with the March 2025 financings and are recorded under the warrant liabilities line item in the accompany condensed consolidated balance sheets (See Note 7 – Financings). The Company accounts for these warrants as a liability at fair value when the number of shares is not fixed and determinable. Additionally, issuance costs associated with the warrant liability are expensed as incurred and reflected as financing costs in the accompanying condensed consolidated statements of comprehensive loss. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants for any period until such time. Any future change in fair value of the warrant liabilities, when outstanding, is recognized in the consolidated statements of comprehensive loss under the fair value change in warrant and other derivative liabilities line item.

Other Derivative Liabilities

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separation from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate liability from the host agreement. The separated embedded derivatives are accounted for separately on a fair market value basis. The Company records the fair value change of a separated embedded derivative when they occur in the condensed consolidated statements of comprehensive loss under the fair value change warrant and other derivative liabilities line item. The Company determined that certain features under an equity line financing collectively qualified as an embedded derivative (See Note 7 — Financings). The derivative was accounted for separately from the underlying equity line financing agreement while it was outstanding.

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

Index
Notes to Condensed Consolidated Financial Statements
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

As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable, deferred revenue and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the liabilities associated with the equity line financing facility and the March 2025 Warrants and March 2025 Private Placement Warrants (as defined below) are based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term and market interest rates (See Note 7 – Financings). There were no transfers between fair value hierarchy levels during the three months ended June 30, 2025 and 2024.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of June 30, 2025
Description	Total		Level 1		Level 2	Level 3
Assets:
Short-term investments	$—	*	$—	*	$—	$—
Total assets at fair value	$—	*	$—	*	$—	$—
Liabilities:
Warrant liabilities	$11,800		$—		$—	$11,800
Other derivative liabilities	—		—		—	—
Total liabilities at fair value	$11,800		$—		$—	$11,800

*	De minimis value

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2	$2	$—	$—
Total assets at fair value	$2	$2	$—	$—
Liabilities:
Other derivative liabilities	$2	$—	$—	$2
Total liabilities at fair value	$2	$—	$—	$2

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025		2024
Short-term investments
Balance as of beginning of period	$2		$15
Unrealized loss	(2)		(10)
Balance as of end of period	$—	*	$5

*	De minimis value

Index
Notes to Condensed Consolidated Financial Statements
The following table provides a roll-forward of liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Warrant liabilities
Balance as of beginning of period	$—	$—
Issuance of March 2025 Warrants and March 2025 Private Placement Warrants	15,520	—
Change in fair value	(3,720)	—
Balance as of end of period	$11,800	$—

	Six Months Ended June 30,
	2025	2024
Other derivative liabilities
Balance as of beginning of period	$2	$74
Change in fair value	(2)	—
Balance as of end of period	$—	$74

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

Acquisition of Opus Genetics

As described in Note 1 – Company Description and Summary of Significant Accounting Policies on October 22, 2024, the Company completed the stock purchase of Private Opus. Under the terms of the Merger Agreement, at the closing of the Opus Acquisition, the Company issued to the security holders of Private Opus 5,237,063 shares of the Company’s common stock, par value $0.0001 per share, and 14,145.374 shares of the Company’s preferred stock, par value $0.0001 per share, designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), each share of which was convertible into 1,000 shares of common stock, subject to stockholder approval, which was obtained at the Company’s Annual Meeting of Stockholders held on April 30, 2025. Following the closing of the Opus Acquisition, the Company had 31,435,507 shares of common stock and 14,145.374 shares of Series A Preferred Stock outstanding. The total consideration in connection with the Opus Acquisition was $25.8 million. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, as one asset, the underlying intellectual property associated with the IRD therapies, comprised more than 90% of Private Opus’s assets.

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

Each CVR entitles such holders to receive, for each calendar quarter (each, a “CVR Payment Period”) during the fifteen-year period after the closing (the “CVR Term”), an amount equal to the following:

Index
Notes to Condensed Consolidated Financial Statements
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

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term and the payment of all amounts payable thereunder. As of June 30, 2025, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021. In addition, no milestones had been accrued as there were no potential milestones yet considered probable beyond those previously reported.

3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 – Apexian Sublicense Agreement). As of June 30, 2025, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

University of Pennsylvania LCA5/RDH12 License Agreement

On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, the Company is obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6 million and royalty payments on future net sales of such products. Until the Company is required to pay royalties under the LCA5/RDH2 Agreement, the Company must pay a de minimis annual license maintenance fee to Penn.  The Company is also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for any of the periods presented. As of June 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Iveric Asset Purchase Agreement – BEST1 and RHO Programs

On December 23, 2022, Opus entered into an asset purchase agreement with Iveric (the “Iveric Agreement”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, the Company is obligated to make payments to Iveric upon the achievement of specified development and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. As of June 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Index
Notes to Condensed Consolidated Financial Statements
Penn and University of Florida BEST1 License Agreement

On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement.  Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, we are obligated to make payments to Penn upon the achievement of certain clinical, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million.  The Company is also obligated to make royalty payments on future net sales of licensed BEST1 products. Until the Company is required to pay royalties under the BEST1 License, the Company must pay a de minimis annual license maintenance fee to UF and Penn. The Company must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income during any of the periods presented. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, the Company will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. As of June 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

LCA5 VR License

On March 2, 2023, Opus entered into a non-exclusive license agreement (the “LCA5 VR License”) with Penn pursuant to which it was granted a non-exclusive license to certain patents and copyrights relating to testing visual function using simulated living situations in individuals with visual disorders, for Opus’ use in clinical trials for the evaluation of retinal disorder treatments caused by LCA5 mutations. In return for these rights, the Company is obligated to make a de minimis payment to Penn for each use of a licensed product in a clinical trial. As of June 30, 2025 the liability related to use of the licensed product was de minimis.

Penn and UF RHO License Agreement

On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above.  In return for these rights, the Company is obligated to make development and commercial milestone payments, the maximum potential aggregate amount of such payments being $93.5 million and royalty payments on future sales of such products.  As of June 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Massachusetts Eye and Ear Infirmary License Agreement

On November 9, 2021, Opus entered into a license agreement (the “MEEI License”) with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, the Company is obligated to make development milestone payments, the maximum potential aggregate amount of such payments being $0.4 million and royalty payments on future sales of such products.  As of June 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Facility and Other Leases

On January 1, 2025, the Company relocated its headquarters to Durham, North Carolina. The monthly base rent for the new headquarters lease was approximately $3,000 prior to an amendment that occurred in July 2025 (See Note 14 - Subsequent Events). The new headquarter lease expires on September 30, 2025 as amended. The monthly base rent for the previous headquarters lease was approximately $3,000 Both leases qualified for the short-term lease exception under ASC 842, Leases.

Index
Notes to Condensed Consolidated Financial Statements
The Company also leases additional laboratory space on a month-to-month basis for an aggregate monthly rent of approximately $9,000. The Company, upon the Opus Acquisition, assumed a number of equipment leases (the “Equipment Leases”) that qualified for the short-term exception under ASC 842-20-25-2. The Equipment Leases had a monthly rent in the aggregate of approximately $10,000 per month. The leases expired in July 2025 and are under re-negotiation.

The rent expense associated with all leases amounted to $65,000 and $9,000 during the three months ended June 30, 2025 and 2024, respectively and $132,000 and $18,000 during the six months ended June 30, 2025 and 2024, respectively.

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

4.	Supplemental Balance Sheet Information

Accrued Expenses and Other liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Payroll	1,327	$1,481
Professional services	3,233	1,608
Research and development services and supplies	2,102	4,452
Other	265	606
Total	$6,927	$8,147

5.	Related Party Transactions

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

Index
Notes to Condensed Consolidated Financial Statements
For the agreements with Dr. Pepose described above, the Company incurred related consulting expenses of $119,000 and $238,000 during the three and six months ended June 30, 2025, respectively; and, as of June 30, 2025 and December 31, 2024, $40,000 of the related consulting expenses were unpaid and accrued.

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

Consulting Agreement with Dr. Jean Bennett

In connection with Dr. Jean Bennett’s appointment as a member of the Board, effective October 22, 2024, she and the Company entered into a consulting agreement (the “Bennett Consulting Agreement”), pursuant to which Dr. Bennett will provide consulting services to the Company for a one-year period. Pursuant to the Bennett Consulting Agreement, Dr. Bennett was granted a restricted stock unit award with respect to 100,000 shares of the Company’s Common Stock, which award is scheduled to vest on October 22, 2025, subject to her continued service with the Company through such date; provided that the award will vest in full if the Bennett Consulting Agreement is terminated due to a breach of the Bennett Consulting Agreement by the Company or termination by the Company for cause events. The Company incurred zero consulting expenses, beyond the stock-based compensation associated with the restricted stock unit award, during the three and six months ended June 30, 2025, respectively.

Letter Agreement and Strategic Partnership—FFB

On August 25, 2022, Private Opus entered into a binding letter of agreement (“2022 Binding Letter Agreement”) with Foundation Fighting Blindness (“FFB”) and the Jaeb Center for Health Research (the “JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the 2022 Binding Letter Agreement, FFB and JCHR had the sole responsibility and authority to design and conduct the study, with input from the Company. Subject to certain conditions, the 2022 Binding Letter Agreement required that the Company provide FFB with a total of $2,000,000 of funding to support the study, such amount being payable in an initial installment of $400,000 at the time of submission of the final study protocol to the Institutional Review Board of the JCHR and, subject to certain conditions, in four annual installments of $400,000 on the anniversaries of such submission. On May 27, 2025, the Company entered into a binding letter of agreement (“2025 Letter Agreement”) with FFB and the JCHR, which superseded and canceled the 2022 Binding Letter Agreement. As of June 30, 2025 a total  of $400,000 was paid by the Company under the 2022 Binding Letter Agreement and no more payments were due under the 2022 Binding Letter Agreement.

Under the 2025 Letter Agreement, the Company will collaborate with FFB and the JCHR on portions of a study involving individuals with retinal dystrophies associated with mutations in the RDH12 or BEST1 genes (the “Study”). The term of this 2025 Letter Agreement ends on the date that is two months from the Study’s completion. FFB and the JCHR, as its designee, shall have the sole responsibility and authority to design and conduct the Study, with input from the Company.  Under the 2025 Letter Agreement, the Company is obligated to make two payments to FFB: (1) $300,000 on or before June 30, 2025 and (2) $300,000 on or before January 31, 2027 upon receipt of semi-annual reports from FFB  outlining the progress being made in the Study, including visit completion status and publication plans, and the ability for the Company to provide ongoing comments and suggestions regarding possible changes to the Study. Such payments shall constitute the sole compensation paid to FFB in return for Company access to research materials and datasets.

As of June 30, 2025, the Company paid $300,000 under the 2025 Letter Agreement which was recorded as research and development expense. As of June 30, 2025, the Company is required to fund one additional installment in the aggregate of $300,000 upon receipt of future semi-annual reports.

Index
Notes to Condensed Consolidated Financial Statements
RDF Agreement

On June 13, 2025, the Company entered into a funding agreement (the “RDF Agreement”) with the Foundation Fighting Blindness Retinal Degeneration Fund (“RDF”), whose sole member is FFB, a significant stockholder of the Company, relating to the Company’s program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the Mer proto-oncogene tyrosine kinase (MERTK) gene (the “MERTK Program”). The RDF Agreement provides for nondilutive funding by RDF of up to $2.0 million (the “Funding Payments”) to support the development of the MERTK Program, $1.0 million of which was disbursed to the Company in June 2025 (the “Initial Funding Payment”) and up to $1.0 million of which may be disbursed to the Company upon achievement of a specified development milestone subject to RDF’s receipt of eligible funds (the “Milestone Funding Payment”).

Under the RDF Agreement, the Company is subject to certain diligence obligations to develop and commercialize a product under the MERTK Program. If the Company is unable to achieve certain milestones by certain dates, or otherwise fails to meet its diligence obligations, the Company will be obligated to collaborate with RDF to out-license or otherwise make applicable rights available to a third party.

In addition, the Company will pay a milestone payment equal to the total amounts funded by RDF under the RDF Agreement upon the achievement of a regulatory milestone. The Company will also make tiered royalty payments to RDF in low-to-mid single percentages until RDF has received aggregate royalty payments equal to 300% of the amounts funded by RDF under the Agreement.  In the event of a change of control of the Company or a sale or exclusive license of the MERTK Program, RDF will have the option to require the Company to buy out RDF’s interest under the Agreement for an amount equal to 100% of the funds disbursed to the Company under the Agreement.

The Agreement may be terminated by either party for cause, including material breach or bankruptcy, subject to a cure period.

The RDF Agreement was accounted for as debt under ASC 470, Debt. ASC 470 requires interest expense to be recorded under an effective interest rate method. Interest expense for the second quarter of 2025 was de minimis.
6.	Series A Preferred Stock

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

Index
Notes to Condensed Consolidated Financial Statements
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

The combined gross proceeds from the March 2025 Offering and the March 2025 Private Placement, which both closed on March 24, 2025 (the “Closing Date”), were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company in the amount of $1.8 million.

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

The fair value of the March 2025 Warrants at the time of issuance was $14.7 million and were recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets upon issuance. The fair value change during the three and six months ended June 30, 2025 was a benefit of $870,000 and $3,530,000, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 80% as of June 30, 2025 and March 24, 2025, a risk free rate of 3.7% and 4.0% as of June 30, 2025 and March 24, 2025, respectively, the market price of the Company’s common stock at $0.94 and $1.15 per share as of June 30, 2025 and March 24, 2025, respectively, and other factors over a simulated term of 4.7 years and 5 years at June 30, 2025 and March 24, 2025, respectively. As of June 30, 2025 the transaction costs attributed to the March 2025 Warrants amounted to approximately $1.3 million and were recorded in the accompanying condensed consolidated statements of comprehensive loss under financing costs.

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

The fair value of the March 2025 Private Placement Warrants at the time of issuance was $0.8 million and were recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets upon issuance. The fair value change during the three and six months ended June 30, 2025 was a benefit of $45,000 and $190,000, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 80% as of June 30, 2025 and March 24, 2025, respectively, a risk free rate of 3.7% and 4.0% as of June 30, 2025 and March 24, 2025, respectively, the market price of the Company’s common stock at $0.94 and $1.15 per share as of June 30, 2025 and March 24, 2025, respectively, and other factors over a simulated term of 4.7 years and 5 years as of June 30, 2025 and March 24, 2025, respectively. As of June 30, 2025 transaction costs attributed to the March 2025 Private Placement Warrants were de minimis and were recorded in the accompanying condensed consolidated statements of comprehensive loss under financing costs.

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

Index
Notes to Condensed Consolidated Financial Statements
A total of  250,000 shares and  400,000 shares were issued under the Purchase Agreement during the three and six months ended June 30, 2024, respectively, for net proceeds of $0.5 million and $0.7 million, respectively. The Company incurred de minimis issuance costs during the three and six months ended June 30, 2024. There were no issuance of shares and de minimis issuance costs under the Purchase Agreement during the three and six months ended June 30, 2025.

A total of 1,946,792 shares of the Company’s common stock were sold under the Purchase Agreement for net proceeds through June 30, 2025 in the amount of $5.2 million. Lastly, the Company incurred issuance costs of $1.4 million, consisting of investor expense reimbursement and legal costs through June 30, 2025.

The pricing and settlement provisions in the Purchase Agreement resulted in the recognition of a derivative liability accounted for on a fair value basis under the provisions of ASC 815 - Derivatives and Hedging. A Monte Carlo simulation model was used to estimate future stock pricing and purchase activity to determine the fair value of the derivative liability. The fair value change in the derivative liability during the three and six months ended June 30, 2025 and 2024 was de minimis. The fair value change in the derivative liability is recorded in the fair value change in derivative liabilities line item in the accompanying condensed consolidated statements of comprehensive loss during periods with valuation changes.

On April 2, 2025, the Company delivered written notice to Lincoln Park of its election to terminate the Purchase Agreement, effective as of April 3, 2025 and as result the derivative liability related to the Purchase Agreement was written down to zero.

At-The-Market Program

On January 13, 2025, the Company filed a new prospectus supplement with the U.S. Securities and Exchange Commission with respect to the offer and sale of shares of its common stock, with an aggregate offering price of up to $40,000,000, establishing an at-the-market (“ATM”) equity issuance program. On January 13, 2025, the Company also entered into a sales agreement (the “Sales Agreement”) by and between the Company and Leerink Partners LLC through or to which the Company will sell the Shares via an ATM program. Upon entry into the Sales Agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading Institutional Services LLC.

During the three and six months ended June 30, 2025, 352,953 shares of common stock were sold under the Leerink ATM program for gross proceeds of $0.4 million, before deducting issuance expenses, including the placement agent’s fees and legal and accounting expenses, in the amount of a credit reversal of $(68,000) and net issuance costs of $157,000 during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, 538,566 and 1,389,116 shares of common stock were sold under the ATM program, respectively, for aggregate gross proceeds in the amount of $1.1 million and $3.3 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $25,000 and $190,000, respectively. As of June 30, 2025, 8,006,791 shares of common stock were sold under the ATM programs since their inception for gross proceeds in the amount of $26.8 million and issuance costs of $1.3 million.

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

Index
Notes to Condensed Consolidated Financial Statements
The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of June 30, 2025, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of June 30, 2025. The Series A Warrants were accounted for and classified as equity on the accompanying condensed consolidated balance sheets.

Warrant Activity and Summary
	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at December 31, 2024	7,204,299	$4.48-6.09	$4.82	1.00
Issued	22,229,102	$0.95-1.15	$0.96	5.00
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding and exercisable at June 30, 2025	29,433,401	$0.95-6.09	$1.91	3.70

The following table summarizes information about warrants outstanding at June 30, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at June 30, 2025
$0.95	21,052,631	4.74	21,052,631	*
$1.15	1,176,471	4.74	1,176,471	*
$4.48	5,665,838	0.94	5,665,838
$6.09	1,538,461	0.39	1,538,461
Total	29,433,401		29,433,401

*	Liability classified warrants in connection with March 2025 Financings

Index
Notes to Condensed Consolidated Financial Statements
The above tables exclude the 8,832,895 Pre-Funded Warrants issued in connection with the March 2025 Offering.  The Pre-Funded Warrants were deemed as outstanding common stock for net loss per share purposes (See Note 11 – Net Loss per Share).

8.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three- and six-month periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$614	$526	$1,243	$1,301
Research and development	282	280	566	490
Total stock-based compensation	$896	$806	$1,809	$1,791

Inducement Plan

On May 22, 2025, the Company amended the Opus Genetics, Inc. 2021 Inducement Plan (the “Inducement Plan”) to adjust the reserve to 3,325,258 shares of its common stock. The Inducement Plan is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

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

Stock Options

During the three and six months ended June 30, 2025, 797,144 and 2,059,829 stock options were granted, respectively, to directors, officers, employees and consultants, generally vesting over a one- to four-year period with monthly, quarterly and annual vesting tranches. During the three and six months ended June 30, 2024, 259,086 and 1,021,166 stock options were granted, respectively, to directors, officers, employees and consultants, generally vesting over a one- to four-year period with monthly, quarterly and annual vesting tranches.

Index
Notes to Condensed Consolidated Financial Statements
The Company recognized $511,000 and $510,000 in stock-based compensation expense related to stock options during the three months ended June 30, 2025 and 2024, respectively, and $979,000 and $957,000 during the six months ended June 30, 2025 and 2024, respectively. There were 5,000 stock options exercised during the six months ended June 30, 2025 with an intrinsic value of $1,000.  There were no stock option exercises during the six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, 6,654,935 and 5,073,736 stock options were outstanding, respectively. The following table summarizes the Company’s stock option plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in thousands)

Outstanding at December 31, 2024	5,073,736	$2.68	7.37	$124
Granted	2,059,829	$0.94
Exercised	(5,000)	$0.90
Forfeited/Cancelled	(473,630)	$1.92
Outstanding at June 30, 2025	6,654,935	$2.19	7.64	$27
Vested and expected to vest at June 30, 2025	6,654,935	$2.19	7.64	$27
Vested and exercisable at June 30, 2025	3,477,121	$2.73	6.05	$17

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of June 30, 2025 and December 31, 2024 of $0.94 and $1.19 per share, respectively.

The weighted average fair value per share of options granted during the three and six months ended June 30, 2025 was $0.64 during each of these periods. The weighted average fair value per share of options granted during the three and six months ended June 30, 2024 was $1.35 and $1.95, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have sufficient share trading history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

Index
Notes to Condensed Consolidated Financial Statements
The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected stock price volatility	75.7%	98.3%	75.7%	97.7%
Expected life of options (years)	5.7	5.5	5.9	5.9
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	3.8%	4.4%	4.0%	4.2%

During the three and six months ended June 30, 2025, 337,915 and 662,397 stock options vested, respectively. During the three and six months ended June 30, 2024, 141,817 and 306,372 stock options vested, respectively.

During the three and six months ended June 30, 2025, 436,664 and 473,630 options were forfeited, respectively. During the three and six months ended June 30, 2024, 124,030 and 468,935 options were forfeited, respectively.

Restricted Stock Units

During the three and six months ended June 30, 2025, the Company granted an aggregate of 706,528 and 1,455,361 restricted stock units (“RSUs”), respectively, to the board of directors and certain officers, employees and consultants under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the three and six months ended June 30, 2025 was $0.95 during each of these periods. The vesting period of the RSUs range from a one- year period to a four-year period during which 25% of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and six months ended June 30, 2024, the Company granted an aggregate of 278,858 and 592,222 RSUs, respectively, to the board of directors and certain officers, employees and consultants under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the three and six months ended June 30, 2024 was $1.73 and $2.24, respectively. The vesting period of the RSUs range from a one- year period to a four-year period during which 25% of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and six months ended June 30, 2025, 278,858 and 381,534 RSUs vested, respectively, and 231,788 were forfeited during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2024, 104,880 and 144,162 RSUs vested, respectively, and zero and 82,670 RSUs were forfeited during the three and six months ended June 30, 2024, respectively.

The total expense for the three and six months ended June 30, 2025 related to RSUs was $385,000 and $724,000, respectively. The total expense for the three and six months ended June 30, 2024 related to these RSUs was $296,000 and $589,000, respectively. As of June 30, 2025 and December 31, 2024, 2,235,269 and 1,393,230 RSUs were outstanding, respectively. A summary of RSU activity is as follows for the six months ended June 30, 2025:

Number of Shares
Non-vested at December 31, 2024	1,393,230
Granted	1,455,361
Forfeited	(231,788)
Vested	(381,534)
Non-vested at June 30, 2025	2,235,269

Common Stock Issued for Services

The Company granted stock for services in the amount of 84,243 and 81,234 common shares during the six months ended June 30, 2025 and 2024, respectively, to two and four board members during these periods, respectively, who elected to receive their board retainers in the form of stock for services. The weighted average fair value of the shares granted was $1.26 per share and $3.01 per share during the six months ended June 30, 2025 and 2024, respectively, and were 100% vested upon issuance. The stock-based compensation related to these services amounted to $106,000 and $245,000 during the six months ended June 30, 2025 and 2024, respectively.

Index
Notes to Condensed Consolidated Financial Statements
General

As of June 30, 2025, 836,920 shares were available for future issuance under the 2020 Plan and Inducement Plan, in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $6.1 million as of June 30, 2025. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.7 years.

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

None of the milestone or royalty payments were triggered or deemed probable as of June 30, 2025.

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

Under the terms of the Viatris License Agreement, the Company in partnership with Viatris, will develop the PS Products in the United States. Viatris will reimburse the Company for agreed-to budgeted costs related to the development of the PS Products through FDA approval and then share costs above the agreed upon threshold amount. Viatris will be responsible for developing the PS Products in countries and jurisdictions in the Viatris Territory outside of the United States.

Index
Notes to Condensed Consolidated Financial Statements
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

Recognition of Revenue

Revenue recognized under the Viatris License Agreement during the three and six months ended June 30, 2025 was $2.9 million and $7.3 million, respectively. Revenue recognized under the Viatris License Agreement during the three and six months ended June 30, 2024 was $1.1 million and $2.8 million, respectively, related to the output of ongoing research and development services and to a much lesser extent royalty payments.

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

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of June 30, 2025 and no revenue was recognized related to these milestones.

Index
Notes to Condensed Consolidated Financial Statements
A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Contract Assets and Unbilled Receivables
Balance as of beginning of six-month period	$2,209	$1,407
Revenue recognized	7,252	2,823
Reclassification to accounts receivable related to costs billed under the Viatris License Agreement	(8,283)	(3,282)
Balance as of end of six-month period	$1,178	$948

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

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84,500,000 upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of June 30, 2025, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117, if any, will be recognized in the period the underlying sales transaction occurs.

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

Pursuant to the agreement, Processa is obligated to make future payments to the Company upon the achievement of certain development, regulatory and commercial milestones. In addition, Processa is obligated to pay the Company mid-single-digit percentage royalties based on annual sales.

On June 27, 2025, Processa notified the Company that it would not be developing RX-3117 and terminated the Processa License Agreement, effective October 25, 2025 (the “Termination Date”). No future payments will be received under the Processa License Agreement after the Termination Date and if any future payments are received prior to the Termination Date, they will be subject to the CVR Agreement described in Note 2 – Mergers.

The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of June 30, 2025, and as a result, no revenue related to the milestones was recognized.

SBIR Grant Agreement

In September 2024, Private Opus received a Small Business Innovation Research (“SBIR”) grant through the Department of Health and Human Services in the amount of $0.9 million to be used on the development of the RHO product. This grant agreement survives the acquisition of Private Opus. Direct and allocated indirect costs for development activities are reimbursed on a draw-down basis as development activities are completed. For the three and six months ended June 30, 2025, the Company recognized $173,000 and $197,000 of revenue related to the SBIR grant, respectively, and was recorded as other income, net in the accompanying condensed consolidated statements of comprehensive loss.

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three- and six-month periods presented below:
	June 30,
	2025	2024
Series A and RDO warrants	29,433,401	7,204,299
Stock options	6,654,935	4,962,489
RSUs	2,235,269	1,167,090

12.	Income Taxes

The effective tax rate for the three months ended June 30, 2025 and 2024 was zero percent. As of June 30, 2025, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented. On July 4, 2025, the One Big, Beautiful Bill (“OBBB”) was signed into law. The OBBB makes significant changes to tax policy, particularly impacting the Company with regard to the capitalization of research and development expenses under Section 174 of the Internal Revenue Code. The Company is currently assessing the provisions of the OBBB.
The Company’s corporate returns are subject to examination for tax years beginning in 2020 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

13.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended June 30, 2025 and 2024, the Company contributed $34,000 and $43,000 to the 401K Plan, respectively. During the six months ended June 30, 2025 and 2024, the Company contributed $111,000 and $101,000 to the 401K Plan, respectively.

14.	Subsequent Events

Global RDH12 Alliance Agreement

On July 22, 2025, the Company, together with its wholly owned subsidiary, OpusTX, LLC (collectively, “Opus”), entered into a funding and license agreement (the “RDH12 Agreement”) with Eyes on the Future (“EOTF”), and RDH12 Fund for Sight (the “Fund,” and together with EOTF, the “Funding Parties”), relating to Opus’ program to develop gene therapies that treat patients with inherited retinal degeneration associated with mutations in the RDH12 gene (the “RDH12 Program”).  The RDH12 Agreement provides for funding by the Funding Parties of up to $1.6 million to support the development of the RDH12 Program.  Opus is required to use the funding to conduct development activities in accordance with a mutually agreed development plan.

Index
Notes to Condensed Consolidated Financial Statements

Under the RDH12 Agreement, Opus is subject to certain diligence obligations to develop a product under the RDH12 Program.  If Opus is unable to achieve certain milestones by the specified dates or if certain other events occur (a “License Trigger Event”), then the Funding Parties may exercise their rights under a non-exclusive, global, royalty-free and fully paid-up license granted by Opus to the Funding Parties to develop products under the RDH12 Program.  If the Funding Parties exercise such license rights, then Opus will receive a non-exclusive license under the data and other intellectual property generated by the Funding Parties to develop products under the RDH12 Program, and the right to negotiate an exclusive license to such data and intellectual property to commercialize products under the RDH12 Program.  The RDH12 Agreement includes certain restrictions on Opus’ ability to out-license rights to the RDH12 Program, and during the term of the RDH12 Agreement Opus may not grant a third party an exclusive license to develop or commercialize products under the RDH12 Program in the United States without the prior written consent of the Funding Parties.

The term of the RDH12 Agreement continues until the earlier of (a) dosing by Opus of three patients in a Phase 1a/2b clinical trial prior to a License Trigger Event, and (b) the first commercial sale of a product under the RDH12 Program following receipt of regulatory approval in the United States or certain other European countries.  The RDH12 Agreement will also terminate if an exclusive, global licensee of Opus for the RDH12 Program assumes Opus’ obligations under the RDH12 Agreement.  The RDH12 Agreement may be terminated by either party for cause, including material breach or bankruptcy, subject to a cure period, or by the Funding Parties for convenience following a License Trigger Event.

Headquarters Lease Amendment

On July 1st, 2025, the Company amended the lease for its headquarters in Durham, North Carolina to include laboratory space. The new monthly base rent for the headquarters lease is approximately $5,500 and the lease expires on September 30, 2025.

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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
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
Overview

Opus Genetics, Inc. (the “Company,” “Opus,” “we,” “us,” or “our”) is a clinical-stage biopharmaceutical company developing gene therapies for the treatment of inherited retinal diseases (“IRDs”) and small molecule therapies for other ophthalmic disorders.

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

Our most advanced gene therapy program is designed to address mutations in the LCA5 gene (“LCA5”), which encodes the lebercilin protein. More specifically, we are developing OPGx-LCA5 to treat LCA5-associated IRD, an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial is ongoing. The trial has shown clinical proof-of-concept—one-year data has provided evidence that the therapy supported visual improvement in three out of three adult patients participating in the trial, each of whom has late-stage disease.  Enrollment of the first pediatric patient in the LCA5 Phase 1/2 trial occurred in the first quarter of 2025, and all patients in the cohort have been treated. Initial pediatric data at one-month post-treatment showed vision improvement with no drug-related adverse events. Three-month pediatric data is anticipated in the third quarter of 2025. The program has received Rare Pediatric Disease Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”).

OPGx-BEST1 is another gene therapy candidate in our portfolio being developed for the treatment of IRDs associated with mutations in the BEST1 gene (“Best Disease”), which can lead to legal blindness. In preclinical studies conducted in a naturally occurring canine model of Best Disease, OPGx-BEST1 demonstrated restoration of the retinal pigment epithelium-photoreceptor interface using AAV-mediated gene delivery, providing evidence in support of a first-in-man clinical trial. We expect to submit an Investigational New Drug (“IND”) application and initiate a Phase 1/2 trial in the second half of 2025.

Index

Opus Genetics, Inc.
Form 10-Q
RYZUMVI and Phentolamine Ophthalmic Solution 0.75% (PS)
In November 2022, we entered into a license and collaboration agreement (the “Viatris License Agreement”) with a company now known as Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (initially known as Nyxol) (“PS”), for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVI® in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI was commercialized by Viatris in April 2024. For more information on the Viatris License Agreement, please refer to Note 10 – License and Collaboration Agreements included in Part I, Item 1– Financial Statements and Supplementary Data of this Report.
PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The VEGA-3 Phase 3 clinical trial evaluating PS for the treatment of presbyopia (age-related blurry near vision) has met its primary endpoint, with a statistically significant 27.2% of participants treated with PS 0.75% improved. The Company intends to file a Supplemental New Drug Application (“sNDA”) for the treatment of presbyopia with PS in the second half of 2025. Additionally, for the treatment of decreased vision under mesopic (low) light conditions following keratorefractive surgery, we received FDA agreement under Special Protocol Assessment (“SPA”) for LYNX-2, a Phase 3 Trial of PS. The LYNX-2 study met its primary endpoint of a gain of three lines (or 15 letters) or more of distance vision improvement on a low contrast chart in low light conditions after 15 days of dosing, with 17.3% of patients treated with PS 0.75% improved. We expect that an additional Phase 3 study of LYNX-3 for the treatment of decreased vision under mesopic (low) light conditions following keratorefractive surgery will commence in the second half of 2025.

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

Recent Developments
Global RDH12 Alliance Agreement
On July 22, 2025, the Company, together with its wholly owned subsidiary, OpusTX, LLC (collectively, “Opus”), entered into a  funding and license agreement (the “RDH12 Agreement”) with Eyes on the Future (“EOTF”), and RDH12 Fund for Sight (the “Fund,” and together with EOTF, the “Funding Parties”), relating to Opus’ program to develop gene therapies that treat patients with inherited retinal degeneration associated with mutations in the RDH12 gene (the “RDH12 Program”). The RDH12 Agreement provides for funding by the Funding Parties of up to $1.6 million to support the development of the RDH12 Program. For more information on the terms of the RDH12 Agreement,  see Note 14 — Subsequent Events in Part I, Item 1 – Financial Statements and Supplementary Data of this Report..
RDF Agreement
On June 13, 2025, we entered into a funding agreement (the “RDF Agreement”) with the Foundation Fighting Blindness Retinal Degeneration Fund (“RDF”), whose sole member is Foundation Fighting Blindness (“FFB”), a significant stockholder of the Company, relating to our program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the Mer proto-oncogene tyrosine kinase (MERTK) gene (the “MERTK Program”). The RDF Agreement provides for nondilutive funding by RDF of up to $2.0 million (the “Funding Payments”) to support the development of the MERTK Program, $1.0 million of which was disbursed to us in June 2025 and up to $1.0 million of which may be disbursed to us upon achievement of a specified development milestone subject to RDF’s receipt of eligible funds. For more information on the terms and related obligations under the RDF Agreement, see Note 5 — Related Party Transactions in Part I, Item 1 – Financial Statements and Supplementary Data of this Report.

Index

Opus Genetics, Inc.
Form 10-Q
Letter Agreement and Strategic Partnership—FFB
On May 27, 2025 a binding letter of agreement (“2025 Letter Agreement”) between the Company and FFB was executed that superseded and canceled the previous binding letter agreement between the parties, executed on August 22, 2022.
Under the 2025 Letter Agreement, we will collaborate with FFB and the Jaeb Center for Health Research on portions of a study involving individuals with retinal dystrophies associated with mutations in the RDH12 or BEST1 genes. For more information on the terms of the 2025 Letter Agreement and related payments thereunder,  see Note 5 — Related Party Transactions in Part I, Item 1 – Financial Statements and Supplementary Data” of this Report.
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
Conversion of Series A Preferred Stock to Common Stock
During the 2025 Annual Meeting, our stockholders voted to approve the conversion of each share of Series A Preferred Stock into 1,000 shares of common stock. Subsequently, on May 5, 2025, all shares of Series A Preferred Stock were converted into 14,145,374 shares of common stock.
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
Through June 30, 2025, we have funded our operations primarily through equity financings, the issuance of convertible notes in private placements, and license fee and milestone payments in connection with the Viatris License Agreement.
Our net loss was $7.4 million and $15.6 million for the three and six months ended June 30, 2025, respectively, as compared to a net loss of $7.8 million and $14.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $154.6 million. We anticipate that our expenses will continue to increase as we:

Index

Opus Genetics, Inc.
Form 10-Q
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
Financial Operations Overview
License and Collaborations Revenue
License and collaborations revenue to date was derived from a one-time non-refundable payment related to a license transfer, an additional milestone payment and reimbursement of expenses earned under the Viatris License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”). We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from potential milestone and royalty payments from the agreements with Viatris or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn significant royalty payments is highly uncertain for the reasons explained below. Until further notice, we will report earned RYZUMVI royalties as a component of license and collaboration revenue listed in the condensed consolidated statements of comprehensive loss.
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

Index

Opus Genetics, Inc.
Form 10-Q
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
Fair value change in warrant and other derivative liabilities
The fair value change in warrant and other derivative liabilities consists of the fair value changes associated March 2025 Warrants and March 2025 Private Placement Warrants, described further below, and to a much lesser extent, the Lincoln Parch Purchase Agreement also described further below.
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

Index

Opus Genetics, Inc.
Form 10-Q
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of June 30, 2025 and December 31, 2024 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.
Results of Operations
Comparison of Three Months Ended June 30, 2025 and 2024
The following table summarizes Opus’s operating results for the periods indicated (in thousands):
	For the Three Months Ended
	June 30,
	2025	2024	Change

License and collaborations revenue	$2,882	$1,112	$1,770

Operating expenses:
General and administrative	5,766	3,354	2,412
Research and development	6,022	6,086	(64)
Total operating expenses	11,788	9,440	2,348
Loss from operations	(8,906)	(8,328)	(578)
Fair value change in warrant and other derivative liabilities	917	—	917
Financing costs	35	—	35
Other income, net	534	563	(29)
Loss before income taxes	(7,420)	(7,765)	345
Provision for income taxes	—	—	—
Net loss	$(7,420)	$(7,765)	$345

License and Collaborations Revenue
License and collaborations revenue was $2.9 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. Revenue during both quarterly periods was derived from the Viatris License Agreement, largely for the reimbursement of research and development services. To a much lesser extent, revenue includes an earned royalty payment from the sales of RYZUMVI, indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. The $1.8 million increase in license and collaborations revenue during the current three month period ended June 30, 2025 compared to the corresponding prior year period was due to an increase in PS research and development services.
General and Administrative
General and administrative expenses for the three months ended June 30, 2025 were $5.8 million compared to $3.4 million for the three months ended June 30, 2024. The increase of $2.4 million was primarily attributable to public company related costs of $1.1 million, general legal costs of $0.4 million, patent costs of $0.3 million, payroll related costs of $0.4 million, business development costs of $0.1 million, and other operating expenses of $0.1 million on a net basis when compared to the corresponding prior year period. General and administrative expenses included $0.6 million and $0.5 million in stock-based compensation expense during the three months ended June 30, 2025 and 2024, respectively.

Index

Opus Genetics, Inc.
Form 10-Q
Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):
	For the Three Months Ended
	June 30,
	2025	2024	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$2,458	$1,052	$1,406
IRD programs	2,188	—	2,188
APX 3330	(246)	4,024	(4,270)
Unallocated	102	81	21
Total external cost	4,502	5,157	(655)
Internal costs:
Employee related expenses	1,449	846	603
Facilities, supplies and other	71	83	(12)
Total internal costs	1,520	929	591
Total research and development expenses	$6,022	$6,086	$(64)

Research and development expenses for the three months ended June 30, 2025 were $6.0 million compared to $6.1 million for the three months ended June 30, 2024. The $0.1 million decrease was primarily attributable to both lower manufacturing costs of $2.3 million and lower consulting costs and other operating costs of $0.1 million on a net basis, offset largely by higher clinical costs of $0.9 million, toxicology costs of $0.8 million and payroll related costs of $0.6 million. Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of the PS Products have been fully reimbursed by Viatris to date. Research and development expenses included $0.3 million in stock-based compensation expense during each of the three months ended June 30, 2025 and 2024.

Fair value change in warrant and other derivative liabilities
The fair value change in warrant and other derivative liabilities was attributed to the March 2025 Warrants and March 2025 Private Placement Warrants, as described further below, and was $0.9 million for the three months ended June 30, 2025. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates.

Financing costs
Financing costs for the three months ended June 30, 2025 were a net credit $(35,000) attributed largely to  renegotiated legal costs in connection with the March 2025 Warrants and March 2025 Private Placement Warrants. We did not have any financing costs during the three months ended June 30, 2024.
Other Income, net
During the three months ended June 30, 2025, Opus had other income, net of $0.5 million related primarily to interest income in connection with our cash and cash equivalents on-hand and to a lesser extent grant revenue of $$0.2 million.
 During the three months ended June 30, 2024, Opus had other income, net of $0.6 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Index

Opus Genetics, Inc.
Form 10-Q
Comparison of Six Months Ended June 30, 2025 and 2024
The following table summarizes Opus’s operating results for the periods indicated (in thousands):
	For the Six Months Ended
	June 30,
	2025	2024	Change

License and collaborations revenue	$7,252	$2,823	$4,429

Operating expenses:
General and administrative	12,112	8,024	4,088
Research and development	13,975	10,835	3,140
Total operating expenses	26,087	18,859	7,228
Loss from operations	(18,835)	(16,036)	(2,799)
Fair value change in warrant and other derivative liabilities	3,722	—	3,722
Financing costs	(1,337)	—	(1,337)
Other income, net	836	1,165	(329)
Loss before income taxes	(15,614)	(14,871)	(743)
Provision for income taxes	—	—	—
Net loss	$(15,614)	$(14,871)	$(743)

License and Collaborations Revenue
License and collaborations revenue was $7.3 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. Revenue during the six month periods was derived primarily from the reimbursement of research and development services under the Viatris License Agreement. The $4.4 million increase in license and collaborations revenue during the current six month period ended June 30, 2025 when compared to the corresponding prior year period was due to an increase in PS research and development services.
General and Administrative
General and administrative expenses for the six months ended June 30, 2025 were $12.1 million compared to $8.0 million for the six months ended June 30, 2024. The increase of $4.1 million was primarily attributable to public company related costs of $1.7 million, legal support costs of $1.2 million, patent fees of $0.6 million, professional service costs of $0.3 million, payroll related costs of $0.2 million and business development activity and other operating costs on a net basis of $0.1 million when compared to the corresponding prior year period. General and administrative expenses totaled $1.2 million and $1.3 million in stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively.

Index

Opus Genetics, Inc.
Form 10-Q
Research and Development
The following table illustrates the components of our research and development expenses for the periods presented (in thousands):
	For the Six Months Ended
	June 30,
	2025	2024	Change

External costs:
Phentolamine Ophthalmic Solution 0.75% (“PS”)	$6,493	$2,117	$4,376
IRD programs	4,111	—	4,111
APX3330	147	6,687	(6,540)
Unallocated	238	148	90
Total external cost	10,989	8,952	2,037
Internal costs:
Employee related expenses	2,858	1,783	1,075
Facilities, supplies and other	128	100	28
Total internal costs	2,986	1,883	1,103
Total research and development expenses	$13,975	$10,835	$3,140

Research and development expenses for the six months ended June 30, 2025 were $14.0 million compared to $10.8 million for the six months ended June 30, 2024. The $3.1 million increase, as rounded, was primarily attributable to increased clinical costs of $4.4 million related to the PS Vega-3 and PS Lynx-2 trials; toxicology costs of $2.7 million, clinical costs of $1.0 million, and consulting costs of $0.4 million related to the IRD programs; and payroll related costs of $1.1 million, partially offset by decreased manufacturing costs of $2.7 million, toxicology costs of $1.7 million, and other operating costs of $2.1 million on a net basis related to APX3330 when compared to the corresponding prior year period. Pursuant to the Viatris License Agreement, our budgeted research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses also included $0.6 million and $0.5 million in stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively.
Fair value change in warrant and other derivative liabilities
The fair value change in warrant and other derivative liabilities was attributed largely to the March 2025 Warrants and March 2025 Private Placement Warrants, as described further below. The fair value change in the March 2025 Warrants and March 2025 Private Placement Warrants was $3.7 million for the six months ended June 30, 2025. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates.

Financing costs
Financing costs for the six months ended June 30, 2025 of $1.3 million was comprised of issuance costs attributed to the March 2025 Warrants and March 2025 Private Placement Warrants. We did not have any financing costs during the six months ended June 30, 2024.
Other Income, net
During the six months ended June 30, 2025, Opus had other income, net of $0.8 million related primarily to interest income in connection with our cash and cash equivalents on-hand and to a lesser extent grant revenue of $0.2 million.
During the six months ended June 30, 2024, Opus had other income, net of $1.2 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Index

Opus Genetics, Inc.
Form 10-Q
Liquidity and Capital Resources

Capital Resources
As of June 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $32.4  million. We believe that our cash on hand as of June 30, 2025 will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of June 30, 2025, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at four large financial institutions.
Historical Capital Resources
Our primary source of cash to fund our operations has been various equity offerings in the amount of $89.7 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Opus convertible notes. In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2023, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022, all in connection with the Viatris License Agreement. Lastly, we received funding in the amount of $1.0 million under the RDF Agreement.
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

Index

Opus Genetics, Inc.
Form 10-Q
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

Index

Opus Genetics, Inc.
Form 10-Q
Lincoln Park Purchase Agreement
On August 10, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provided that, subject to the terms and conditions set forth therein, we had the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of the Company’s common stock from time to time over the 30-month term of the Purchase Agreement. A total of 1,946,792 shares of common stock were sold under the Purchase Agreement for gross proceeds through the termination of the Purchase Agreement in the amount of $5.2 million.
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

Index

Opus Genetics, Inc.
Form 10-Q
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
Series A Warrants
The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of June 30, 2025, 5,665,838 Series A Warrants were still outstanding.
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

Index

Opus Genetics, Inc.
Form 10-Q
Cash Flows
The following table summarizes Opus’s cash flows for the periods indicated (in thousands):
	For the Six Months Ended
	June 30,
	2025	2024

Net cash used in operating activities	$(19,263)	$(13,008)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	21,371	3,916
Net increase (decrease) in cash and cash equivalents	$2,108	$(9,092)

Cash Flow from Operating Activities
For the six months ended June 30, 2025, cash used in operating activities of $19.3 million was attributable to a net loss of $15.6 million, adjusted by a reclassification to financing activities related to the March 2025 financings and by non-cash net operating income of approximately $0.6 million in the aggregate, and attributed to a net change cash use of $3.1 million in Opus’s net operating assets and liabilities. The non-cash expenses consisted principally of a fair value change in warrant and other derivative liabilities benefit of $3.7 million, partially offset by stock-based compensation of $1.8 million and an unrealized loss on short-term investments of $2,000 and depreciation of $27,000. The reclassification to financing activities for issuance costs attributed to our liability classified warrants was $1.3 million. The change in operating assets and liabilities was primarily attributable to a net decrease in our aggregate accounts payable and accrued expenses and by an increase in our prepaid expenses and other assets, offset in part by a decrease in our accounts receivable and contract assets. All of the changes were attributed to fluctuations in Opus’s operating expenses and collections under the normal course of business.

For the six months ended June 30, 2024, cash used in operating activities of $13.0 million was attributable to a net loss of $14.9 million, partially offset by $1.8 million in non-cash operating expenses and a net change cash source of $0.1 million in Opus’s net operating assets and liabilities. The non-cash expenses consisted principally of stock-based compensation of $1.8 million and unrealized loss on short-term investments of $10,000. The change in operating assets and liabilities was primarily attributable to a slight increase in Opus’s net current liabilities, all associated with  Opus’s operations.
Cash Flow from Investing Activities
There were no sources or uses from investing activities during the periods presented.
Cash Flow from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 was $21.4 million that consisted principally of gross proceeds received from the March 2025 Offering and March 2025 Private Placement of $21.5 million in the aggregate and from gross proceeds received from the ATM of $0.4 million. Both financings were offset by issuance costs of $1.5 million in the aggregate. Lastly, we received funding of $1.0 million in connection with the RDF Agreement.

Net cash provided by financing activities during the six months ended June 30, 2024 was $3.9 million that consisted principally of proceeds received from the 2021 ATM and Purchase Agreement, net of issuance costs, in the amount of $4.0 million, slightly offset by share repurchases for the payment of employee taxes.
Liquidity and Capital Resource Requirements
As of June 30, 2025 we had cash and cash equivalents of $32.4 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million, a milestone payment of $10 million, reimbursement and expected reimbursement of expenses and royalties earned under the Viatris License Agreement and, to a much lesser degree, from license agreements with BioSense and Processa in connection with the Rexahn RX-3117 drug compound, and other reimbursement from grants. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreement with Viatris, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

Index

Opus Genetics, Inc.
Form 10-Q
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
Through the ATM, we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million. A total of 8,006,791 shares of common stock were sold under the ATM programs since its inception for gross proceeds through June 30, 2025 in the amount of $26.8 million.
In addition, on August 10, 2023, we entered into the Purchase Agreement with Lincoln Park, which provided that we had the sole right, but not the obligation, to direct Lincoln Park to purchase up to $50 million of shares of our common stock, from time to time over the 30-month term of the Purchase Agreement. The Purchase Agreement was executed to compliment the ATM. Concurrently with entering into the Purchase Agreement, we also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. We filed a prospectus supplement to our Registration Statement (File No. 333-252715) on August 11, 2023 with the SEC. Per the terms of the Purchase Agreement, we were unable to sell shares of our common stock to Lincoln Park if the sale price fell below $0.25 per share. On April 2, 2025, the Company delivered written notice to Lincoln Park of its election to terminate the Purchase Agreement, effective as of April 3, 2025.  As of the termination date, $5.2 million in net proceeds was received from the Purchase Agreement.
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
Contractual Obligations and Commitments
Facility Lease
We currently lease a facility under a short-term, non-cancellable agreement that expires on September 30, 2025, for a base rent in the amount of approximately $5,500 per month.

Index

Opus Genetics, Inc.
Form 10-Q
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
Letter Agreement and Strategic Partnership—FFB
Under the 2025 Letter Agreement, we are required to make the remaining $300,000 payment installment on or before January 31, 2027 upon receipt of semi-annual reports from the FFB outlining the progress being made in the Study, including visit completion status and publication plans. For more information on the terms of the 2025 Letter Agreement and related payments thereunder,  see Note 5 — Related Party Transactions in Part I, Item 1 – Financial Statements and Supplementary Data” of this Report.
RDF Agreement
On June 13, 2025, we entered into the RDF Agreement with the RDF, whose sole member is FFB, a significant stockholder of the Company, relating to our program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the Mer proto-oncogene tyrosine kinase (MERTK) gene.
Under the RDF Agreement, we will pay a milestone payment equal to the total amounts funded by RDF under the RDF Agreement upon the achievement of a regulatory milestone. We will also make tiered royalty payments to RDF in low-to-mid single percentages until RDF has received aggregate royalty payments equal to 300% of the amounts funded by RDF under the Agreement.  In the event of a change of control of the Company or a sale or exclusive license of the MERTK Program, RDF will have the option to require us to buy out RDF’s interest under the Agreement for an amount equal to 100% of the funds disbursed to us under the Agreement. For more information on the terms and related obligations under the RDF Agreement, see Note 5 — Related Party Transactions in “Part I, Item 1 – Financial Statements and Supplementary Data” of this Report.
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

Index

Opus Genetics, Inc.
Form 10-Q
License and Collaborations Revenue
We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 10 — License and Collaboration Agreements included in Part 1, Item 1 – “Financial Statements” of this Report.
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

Index

Opus Genetics, Inc.
Form 10-Q
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). In order to maintain our listing, we must satisfy Nasdaq’s continued listing requirements. Nasdaq Listing Rules require that the closing price of our common stock generally remains at or above $1.00 per share (the “Minimum Bid Price Requirement”). The closing price of our common stock has recently traded below $1.00, and may fall below $1.00 per share in the future. If our common stock closes at a price below $1.00 per share for 30 consecutive business days, we could be delisted from Nasdaq. In the event we do receive notice of deficiency from Nasdaq, we expect that applicable Nasdaq Listing Rules would provide us with an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which may be extended by Nasdaq in its discretion.

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

During the quarter ended June 30, 2025, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).
Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.1**+	Funding Agreement, dated as of June 13, 2025, by and between Opus Genetics, Inc. and Foundation Fighting Blindness Retinal Degeneration Fund.
10.2**+	Funding and License Agreement, dated as of July 22, 2025, by and among Opus Genetics, Inc., OpusTX, LLC, Eyes on the Future and RDH12 Fund for Sight.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed.

**	Indicates exhibits that are being filed herewith.

+	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

Index

Opus Genetics, Inc.
Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 13, 2025
Opus Genetics, Inc.
By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Amy Rabourn
Amy Rabourn
Head of Financial Quality Assurance
(Principal Financial Officer and Accounting Officer)