Form 10-Q
period 2025-09-30
Opus Genetics, Inc.
filed 2025-11-12
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of November 10, 2025 was 68,964,208.

OPUS GENETICS, INC.
FORM 10-Q
INDEX

		Page
	PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 (unaudited)	4
	Condensed Consolidated Statements of Changes in Series A Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

SIGNATURES		50

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Opus Genetics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$30,815	$30,321
Accounts receivable	2,916	3,563
Contract assets and unbilled receivables (Note 11)	1,364	2,209
Prepaids and other current assets	815	515
Short-term investments	—	2
Total current assets	35,910	36,610
Property and equipment, net	212	252
Total assets	$36,122	$36,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,395	$3,148
Accrued expenses and other liabilities	5,367	8,147
Warrant liabilities	21,325	—
Total current liabilities	29,087	11,295
Long-term funding agreement, related party	1,068	—
Total liabilities	30,155	11,295

Commitments and contingencies (Note 4 and Note 10)

Series A preferred stock, par value $0.0001; 14,146 shares were designated as of September 30, 2025 and December 31, 2024; zero and 14,145.374 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	18,843

Stockholders’ equity:
Preferred stock, par value $0.0001; 9,985,854 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock, par value $0.0001; 125,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 64,544,096 and 31,574,657 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	6	3
Additional paid-in capital	178,027	145,719
Accumulated deficit	(172,066)	(138,998)
Total stockholders’ equity	5,967	6,724
Total liabilities, Series A preferred stock and stockholders’ equity	$36,122	$36,862

See accompanying notes

Index
Opus Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
License and collaborations revenue	$3,079	$3,867	$10,331	$6,690

Operating expenses:
General and administrative	4,981	2,894	17,093	10,918
Research and development	6,409	8,982	20,384	19,817
Total operating expenses	11,390	11,876	37,477	30,735
Loss from operations	(8,311)	(8,009)	(27,146)	(24,045)
Fair value change in warrant and other derivative liabilities	(9,525)	—	(5,803)	—
Financing costs	—	—	(1,337)	—
Interest expense	(68)	—	(68)	—
Other income, net	450	483	1,286	1,648
Loss before income taxes	(17,454)	(7,526)	(33,068)	(22,397)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(17,454)	(7,526)	(33,068)	(22,397)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(17,454)	$(7,526)	$(33,068)	$(22,397)
Net loss per share:
Basic and diluted	$(0.25)	$(0.29)	$(0.59)	$(0.88)
Number of shares used in per share calculations:
Basic and diluted	70,636,887	26,145,080	56,100,689	25,501,117

See accompanying notes.

Index
Opus Genetics, Inc.
Condensed Consolidated Statements of Changes in Series A Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid–In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	—	$—	23,977,491	$2	$131,370	$(81,466)	$49,906
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	1,000,550	1	2,478	—	2,479
Issuance costs	—	—	—	—	(165)	—	(165)
Stock-based compensation	—	—	120,516	—	985	—	985
Share repurchases for the payment of employee taxes	—	—	(12,965)	—	(42)	—	(42)
Net and comprehensive loss	—	—	—	—	—	(7,106)	(7,106)
Balance at March 31, 2024	—	—	25,085,592	3	134,626	(88,572)	46,057
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	788,566	—	1,563	—	1,563
Issuance costs	—	—	—	—	(25)	—	(25)
Stock–based compensation	—	—	104,880	—	806	—	806
Net and comprehensive loss	—	—	—	—	—	(7,765)	(7,765)
Balance at June 30, 2024	—	—	25,979,038	3	136,970	$(96,337)	$40,636
Issuance of common stock in connection with the at-the-market program	—	—	219,406	—	456	—	456
Issuance costs	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	776	—	776
Net and comprehensive loss	—	—	—	—	—	(7,526)	(7,526)
Balance at September 30, 2024	—	$—	26,198,444	$3	$138,160	$(103,863)	$34,300

Balance at December 31, 2024	14,145.374	$18,843	31,574,657	$3	$145,719	$(138,998)	$6,724
Issuance of common stock and pre-funded warrants in connection with the March 2025 offering and private placement	—	—	13,396,207	1	5,979	—	5,980
Issuance of common stock in connection with at-the-market program	—	—	352,953	1	408	—	409
Issuance costs	—	—	—	—	(728)	—	(728)
Stock-based compensation		—	186,919	—	913	—	913
Share repurchases for the payment of employee taxes	—	—	(31,913)	—	(36)	—	(36)
Exercise of stock options	—	—	5,000	—	5	—	5
Net and comprehensive loss	—	—	—	—	—	(8,194)	(8,194)
Balance at March 31, 2025	14,145.374	18,843	45,483,823	5	152,260	(147,192)	5,073
Conversion of preferred stock	(14,145.374)	(18,843)	14,145,374	1	18,842	—	18,843
Stock-based compensation	—	—	278,858	—	896	—	896
Issuance cost, net credit	—	—	—	—	81	—	81
Net and comprehensive loss	—	—	—	—	—	(7,420)	(7,420)
Balance at June 30, 2025	—	—	59,908,055	6	172,079	(154,612)	17,473
Issuance of common stock in connection with private placement and at-the-market program	—	—	4,611,041	—	5,217	—	5,217
Issuance costs	—	—	—	—	(107)	—	(107)
Stock-based compensation	—	—	—	—	816	—	816
Exercise of stock options	—	—	25,000	—	22	—	22
Net and comprehensive loss	—	—	—	—	—	(17,454)	(17,454)
Balance at September 30, 2025	—	$—	64,544,096	$6	$178,027	$(172,066)	$5,967

See accompanying notes.

Index
 Opus Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(33,068)	$(22,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,625	2,567
Depreciation	40	—
Fair value change in warrant and other derivative liabilities	5,803	—
Non-cash interest	68	—
Unrealized loss from short-term investments	2	12
Warrant financing costs	1,337	—
Change in assets and liabilities:
Accounts receivable	647	(931)
Contract assets and unbilled receivables	845	(61)
Prepaids and other current assets	(300)	670
Accounts payable	(797)	(1,319)
Accrued expenses	(2,622)	3,321
Net cash used in operating activities	(25,420)	(18,138)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in connection with the March 2025 offering and March 2025 private placement	5,980	—
Proceeds from issuance of warrants in connection with the March 2025 offering and March 2025 private placement	15,520	—
Proceeds from issuance of common stock in connection with the at-the-market program, private placement and purchase agreement	5,626	4,497
Proceeds from funding agreement, related party	1,000	—
Issuance costs	(2,203)	(186)
Exercise of stock options	27	—
Share repurchases for the payment of employee taxes	(36)	(42)
Net cash provided by financing activities	25,914	4,269
Net increase (decrease) in cash and cash equivalents	494	(13,869)
Cash and cash equivalents at beginning of period	30,321	50,501
Cash and cash equivalents at end of period	$30,815	$36,632
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Conversion of Series A preferred stock into common stock	$18,843	$—
Change in unpaid issuance costs	$112	$46

See accompanying notes.

Index
Notes to Condensed Consolidated Financial Statements
1.	Company Description and Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

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
The Company’s pipeline includes assets from the adeno-associated virus (“AAV”) based gene therapy portfolio of Private Opus that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa. The Company’s most advanced gene therapy program is designed to address mutations in the LCA5 gene, which encodes the lebercilin protein. More specifically, we are developing OPGx-LCA5 to treat LCA5-associated inherited retinal disease (“IRD”), an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial is ongoing. OPGx-BEST1 is another gene therapy candidate in the Company’s portfolio. This asset is being developed for the treatment of IRDs associated with mutations in the BEST1 gene, which can lead to legal blindness. Apart from gene therapies, the Company’s pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size as well as APX3330, a novel small-molecule inhibitor of Ref-1 designed to slow the progression of non-proliferative diabetic retinopathy.

In November 2022, the Company entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment for pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents, or a combination thereof under the brand name RYZUMVI® in September 2023 and was launched commercially in April 2024. The Company is also developing PS for the treatment of presbyopia, an ophthalmic disorder that involves the progressive loss of ability to focus on close objects that results in blurred near vision, difficulty seeing in dim light, and eye strain. Additionally, the Company is currently developing PS for decreased vision under mesopic (low) light conditions following keratorefractive surgery, pursuant to a received FDA agreement under Special Protocol Assessment (“SPA”).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company’s subsidiary. All intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s fiscal year begins on January 1 and ends on December 31.
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

Index
Notes to Condensed Consolidated Financial Statements
Liquidity

Since its inception, the Company has devoted substantially all of its resources to drug development and clinical trials.

The Company expects that its cash and cash equivalents as of September 30, 2025 of $30.8 million will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1, “Company Description and Summary of Significant Accounting Policies” to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC, on March 31, 2025. Since the date of those financial statements, except as set forth below under “Warrant liabilities”, there have been no material changes to the Company’s significant accounting policies.

Warrant liabilities

The Company issued warrants to purchase equity securities in connection with the March 2025 financings and are recorded under the warrant liabilities line item in the accompany condensed consolidated balance sheets (See Note 8 – Financings). The Company accounts for these warrants as a liability at fair value when the valuation inputs are not fixed and determinable. Additionally, issuance costs associated with the warrant liability were expensed as incurred and reflected as financing costs in the accompanying condensed consolidated statements of comprehensive loss. The Company adjusts the liability for changes in fair value until the earlier of; 1) the exercise or 2) expiration of the warrants. Any future change in fair value of the warrant liabilities, when outstanding, is recognized in the condensed consolidated statements of comprehensive loss under the fair value change in warrant and other derivative liabilities line item.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company has determined that the adoption of this guidance will augment its income tax disclosures related mainly to categorical detail in the rate reconciliation and jurisdictional detail associated with income taxes paid.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures related to expenses and provide investors more detailed information about certain types of expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that this new standard will have on our consolidated financial statements and related disclosures.

Index
Notes to Condensed Consolidated Financial Statements
2.	Mergers

Acquisition of Opus Genetics

As described in Note 1 – Company Description and Summary of Significant Accounting Policies, on October 22, 2024, the Company completed the stock purchase of Private Opus. Under the terms of the Merger Agreement, at the closing of the Opus Acquisition, the Company issued to the security holders of Private Opus 5,237,063 shares of the Company’s common stock, par value $0.0001 per share (“common stock”), and 14,145.374 shares of the Company’s preferred stock, par value $0.0001 per share, designated as Series A Non-Voting Convertible preferred stock (“Series A preferred stock”), each share of which was convertible into 1,000 shares of common stock, subject to stockholder approval, which was obtained at the Company’s Annual Meeting of Stockholders held on April 30, 2025. Following the closing of the Opus Acquisition, the Company had 31,435,507 shares of common stock and 14,145.374 shares of Series A preferred stock outstanding. The total consideration in connection with the Opus Acquisition was $25.8 million. The transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, as one asset, the underlying intellectual property associated with the IRD therapies, comprised more than 90% of Private Opus’s assets.

Merger with Rexahn

On November 5, 2020, the Company completed a merger transaction with Rexahn (“Rexahn Merger”). In connection with the Rexahn Merger, the Company, Shareholder Representatives Services LLC, as representative of the Rexahn stockholders prior to the Merger, and Olde Monmouth Stock Transfer Co., Inc., as the rights agent, entered into the Contingent Value Rights Agreement (the “CVR Agreement”).

Pursuant to the terms of the Rexahn Merger and the CVR Agreement, Rexahn stockholders of record as of immediately prior to the effective time of the Rexahn Merger received one contingent value right (“CVR”) for each share of Rexahn common stock held.

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term (as defined in the CVR Agreement) and the payment of all amounts payable thereunder. As of September 30, 2025, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021. In addition, no milestones had been accrued as of September 30, 2025, as there were no potential milestones yet considered probable beyond those previously reported.

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

As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the long-term funding agreement, related party line item was determined on an amortized cost basis, based on an effective rate of interest.

Index
Notes to Condensed Consolidated Financial Statements
The fair value of the short-term investments, while outstanding, were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the liabilities associated with the equity line financing facility and the March 2025 Warrants and March 2025 Private Placement Warrants (as defined below) are based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term and market interest rates (See Note 8 – Financings). There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2025 and 2024.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of September 30, 2025
Description	Total		Level 1		Level 2	Level 3
Assets:
Short-term investments	$—	*	$—	*	$—	$—
Total assets at fair value	$—	*	$—	*	$—	$—
Liabilities:
Warrant liabilities	$21,325		$—		$—	$21,325
Other derivative liabilities	—		—		—	—
Total liabilities at fair value	$21,325		$—		$—	$21,325

*	De minimis value

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2	$2	$—	$—
Total assets at fair value	$2	$2	$—	$—
Liabilities:
Other derivative liabilities	$2	$—	$—	$2
Total liabilities at fair value	$2	$—	$—	$2

The following table provides a roll-forward of short-term investments measured at fair value on a recurring basis using observable level 1 inputs for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025		2024
Short-term investments
Balance as of beginning of period	$2		$15
Unrealized loss	(2)		(12)
Balance as of end of period	$—	*	$3

*	De minimis value

Index
Notes to Condensed Consolidated Financial Statements
The following table provides a roll-forward of liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Warrant liabilities
Balance as of beginning of period	$—	$—
Issuance of March 2025 Warrants and March 2025 Private Placement Warrants	15,520	—
Change in fair value	5,805	—
Balance as of end of period	$21,325	$—

	Nine Months Ended September 30,
	2025	2024
Other derivative liabilities
Balance as of beginning of period	$2	$74
Change in fair value	(2)	—
Balance as of end of period	$—	$74

There were no financial instruments measured on a non-recurring basis for any of the periods presented.

4.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 10 – Apexian Sublicense Agreement). As of September 30, 2025, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

University of Pennsylvania LCA5/RDH12 License Agreement

On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, the Company is obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6 million and royalty payments on future net sales of such products. Until the Company is required to pay royalties under the LCA5/RDH12 Agreement, the Company must pay a de minimis annual license maintenance fee to Penn.  The Company is also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for any of the periods presented. During the quarter ended September 30, 2025, the first development milestone under the LCA5/RDH12 Agreement was satisfied and the related amount payable was included in accrued expenses and other liabilities as of September 30, 2025 and research and development expense for the three and nine months ended September 30, 2025.

Iveric Asset Purchase Agreement – BEST1 and RHO Programs

On December 23, 2022, Opus entered into an asset purchase agreement (the “Iveric Agreement”) with a subsidiary of Iveric Bio, Inc. (“Iveric”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, the Company is obligated to make payments to Iveric upon the achievement of specified development and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. As of September 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Index
Notes to Condensed Consolidated Financial Statements
Penn and University of Florida BEST1 License Agreement

On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement.  Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, the Company is obligated to make payments to Penn upon the achievement of certain clinical, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million.  The Company is also obligated to make royalty payments on future net sales of licensed BEST1 products. Until the Company is required to pay royalties under the BEST1 License, the Company must pay a de minimis annual license maintenance fee to UF and Penn. The Company must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income during any of the periods presented. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, the Company will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. As of September 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Penn and UF RHO License Agreement

On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above.  In return for these rights, the Company is obligated to make development and commercial milestone payments, the maximum potential aggregate amount of such payments being $93.5 million and royalty payments on future sales of such products.  As of September 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Massachusetts Eye and Ear Infirmary License Agreement

On November 9, 2021, Opus entered into a license agreement with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, the Company is obligated to make development milestone payments, the maximum potential aggregate amount of such payments being $0.4 million and royalty payments on future sales of such products.  As of September 30, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Facility and Other Leases

On January 1, 2025, the Company relocated its headquarters to Durham, North Carolina. On July 1st, 2025, the Company amended the lease for its headquarters in Durham, North Carolina for three months through September 30, 2025, and the lease is currently in place on a month-to-month basis. The headquarters lease qualifies for the short-term exception under ASC 842, Leases.

The Company also leases additional laboratory space in Durham, North Carolina on a month-to-month basis. Upon the Opus Acquisition, the Company assumed a number of equipment leases that expired in July 2025 and are now on a month-to-month basis. Both the laboratory space and equipment leases qualify for the short-term exception under ASC 842, Leases.

The rent expense associated with all leases amounted to $0.1 million and less than $0.1 million during the three months ended September 30, 2025 and 2024, respectively and $0.2 million and less than $0.1 million during the nine months ended September 30, 2025 and 2024, respectively.

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

Index
Notes to Condensed Consolidated Financial Statements
5.	Supplemental Balance Sheet Information

Accrued expenses and other liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Research and development services and supplies	$2,821	$4,452
Compensation and benefits	1,422	1,481
Professional services	856	1,608
Other	268	606
Total	$5,367	$8,147

6.	Related Party Transactions

Consulting Agreements with Dr. Pepose

On April 11, 2024, the Company entered into a consulting agreement (the “Pepose Consulting Agreement”) with Dr. Pepose, a former director of the Company. Pursuant to the Pepose Consulting Agreement, Dr. Pepose was paid a monthly consulting fee and received an award of 32,000 RSUs, as well as stock options to purchase 48,000 shares of the Company’s common stock. The RSUs vested in 12 equal monthly installments that began on May 11, 2024 and concluded on April 11, 2025. On November 21, 2024, the Pepose Consulting Agreement was amended to continue through April 11, 2026.

For the agreements with Dr. Pepose described above, the Company incurred related consulting expenses of $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, and the Company incurred related consulting expenses of $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively.

March 2025 Subscription Agreements with Dr. George Magrath and Cam Gallagher

On March 21, 2025, the Company entered into a subscription agreement with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Company’s board of directors (the “Board”), in connection with a private offering of our securities. For more information, see Note 8 – Financings.

August 2025 Subscription Agreements with Cam Gallagher and Sean Ainsworth

On August 25, 2025, the Company entered into subscription agreements pursuant to which the Company agreed to issue and sell in a private placement (the “August 2025 Private Placement”) to certain investors 3,138,338 shares of its common stock for gross proceeds of approximately $3.5 million.

The August 2025 Private Placement was led by Cam Gallagher, Chair of the Company’s Board, with an investment of $1.0 million, along with participation by Sean Ainsworth, the lead independent director of the Board, in the amount of $0.1 million, and other investors for the balance of the Private Placement. For more information, see Note 8 – Financings.

Index
Notes to Condensed Consolidated Financial Statements
Consulting Agreement with Dr. Jean Bennett

In connection with Dr. Jean Bennett’s appointment as a member of the Board, effective October 22, 2024, she and the Company entered into a consulting agreement (the “Bennett Consulting Agreement”), pursuant to which Dr. Bennett will provide consulting services to the Company for a one-year period. Pursuant to the Bennett Consulting Agreement, Dr. Bennett was granted a restricted stock unit award with respect to 100,000 shares of the Company’s common stock, which award vested on October 22, 2025. The Company incurred no consulting expenses, beyond the stock-based compensation associated with the restricted stock unit award, during the three and nine months ended September 30, 2025, respectively.

Letter Agreement and Strategic Partnership—FFB

On August 25, 2022, Private Opus entered into a binding letter of agreement (“2022 Binding Letter Agreement”) with Foundation Fighting Blindness (“FFB”) and the Jaeb Center for Health Research (the “JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the 2022 Binding Letter Agreement, FFB and the JCHR had the sole responsibility and authority to design and conduct the study, with input from the Company. Subject to certain conditions, the 2022 Binding Letter Agreement required that the Company provide FFB with a total of $2.0 million of funding to support the study, such amount being payable in an initial installment of $0.4 million at the time of submission of the final study protocol to the Institutional Review Board of the JCHR and, subject to certain conditions, in four annual installments of $0.4 million on the anniversaries of such submission. On May 27, 2025, the Company entered into a binding letter of agreement (“2025 Letter Agreement”) with FFB and the JCHR, which superseded and canceled the 2022 Binding Letter Agreement. As of September 30, 2025 a total  of $0.4 million was paid by the Company under the 2022 Binding Letter Agreement and no more payments were due under the 2022 Binding Letter Agreement.

Under the 2025 Letter Agreement, the Company will collaborate with FFB and the JCHR on portions of a study involving individuals with retinal dystrophies associated with mutations in the RDH12 or BEST1 genes (the “Study”). The term of this 2025 Letter Agreement ends on the date that is two months from the Study’s completion. FFB and the JCHR, as its designee, shall have the sole responsibility and authority to design and conduct the Study, with input from the Company.  Under the 2025 Letter Agreement, the Company is obligated to make two payments to FFB: (1) $0.3 million on or before June 30, 2025 and (2) $0.3 million on or before January 31, 2027 upon receipt of semi-annual reports from FFB  outlining the progress being made in the Study, including visit completion status and publication plans, and the ability for the Company to provide ongoing comments and suggestions regarding possible changes to the Study. Such payments shall constitute the sole compensation paid to FFB in return for Company access to research materials and datasets.

The Company paid the initial $0.3 million due on or before June 30, 2025 under the 2025 Letter Agreement which was recorded as research and development expense. As of September 30, 2025, the Company is required to fund one additional installment in the aggregate of $0.3 million upon receipt of future semi-annual reports.

RDF Agreement

On June 13, 2025, the Company entered into a funding agreement (the “RDF Agreement”) with the Foundation Fighting Blindness Retinal Degeneration Fund (“RDF”), whose sole member is FFB, a significant stockholder of the Company, relating to the Company’s program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the Mer proto-oncogene tyrosine kinase (MERTK) gene (the “MERTK Program”). The RDF Agreement provides for nondilutive funding by RDF of up to $2.0 million to support the development of the MERTK Program, $1.0 million of which was disbursed to the Company in June 2025 and up to $1.0 million of which may be disbursed to the Company upon achievement of a specified development milestone subject to RDF’s receipt of eligible funds.

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

Index
Notes to Condensed Consolidated Financial Statements
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

The RDF Agreement was accounted for as debt under ASC 470, Debt. ASC 470 requires interest expense to be recorded under an effective interest rate method. During the three and nine months ended September 30, 2025, interest expense was $0.1 million based on an effective rate of interest of 22.3% and was recorded as interest expense in the accompanying condensed consolidated statements of comprehensive loss. The accreted liability in connection with the RDF Agreement was $1.1 million as of September 30, 2025 and was recorded under the long-term funding agreement, related party line item in the accompanying condensed consolidated balance sheets.
7.	Series A Preferred Stock

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

8.	Financings

August 2025 Private Placement

On August 25, 2025, the Company entered into subscription agreements pursuant to which the Company agreed to issue and sell in the August 2025 Private Placement to certain investors 3,138,338 shares of its common stock for gross, and net, proceeds of approximately $3.5 million.

The Company intends to use the net proceeds of the August 2025 Private Placement to expedite manufacturing process development, including scale-up of clinical and commercial production and testing, to ensure sufficient supply of cGMP material for its gene therapy candidates, OPGx-LCA5 and OPGx-BEST1. No underwriting discounts or commissions were paid with respect to the August 2025 Private Placement.

The August 2025 Private Placement was led by Cam Gallagher, Chair of the Board, along with participation by Sean Ainsworth, the lead independent director of the Board, and other investors. See Note 6 – Related Party Transactions.

March 2025 Financings

On March 21, 2025, the Company entered into an underwriting agreement with Craig-Hallum Capital Group, LLC, as the sole underwriter. Pursuant to the underwriting agreement, the Company agreed to issue and sell, in an underwritten public offering (the “March 2025 Offering”), 12,219,736 shares of common stock and warrants to purchase up to 21,052,631 shares of common stock (the “March 2025 Warrants”). Each share of common stock was sold together with one March 2025 Warrant to purchase one share of common stock, at a price to the public of $0.95 per share and related March 2025 Warrant. The Company also issued 8,832,895 pre-funded warrants (“Pre-Funded Warrants”) at a price to the public of $0.9499 per Pre-funded Warrant.

Index
Notes to Condensed Consolidated Financial Statements
On March 21, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Board.  Pursuant to the Subscription Agreement, the Company agreed to issue and sell, in a private offering (the “March 2025 Private Placement”), a total of 392,157 shares of common stock to Mr. Magrath and 784,314 shares of common stock to Mr. Gallagher, as well as 392,157 warrants to purchase shares of common stock to Mr. Magrath and 784,314 warrants to purchase shares of common stock to Mr. Gallagher (“March 2025 Private Placement Warrants”). Each March 2025 Private Placement Warrant has an initial exercise price of $1.15, expires on the five-year anniversary of the original issuance date and may be called by the Company 30 days following the release of the Company’s OPGx-BEST1 DUO-1001 Cohort 1 data upon achievement of a volume weighted average price of our common stock for 30 consecutive trading days of over $1.725 per share and the trading average daily volume for such 30 day period exceeds $150,000 per trading day. See Note 6 – Related Party Transactions.

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

The March 2025 Warrants are callable by the Company in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Warrants are outstanding, if, after the Closing Date, (i) the Company has announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (“Warrant Measurement Period”), which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.425 (subject to adjustment), (iii) the trading average daily volume for such Warrant Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Warrant Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Warrant share.

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

The fair value of the March 2025 Warrants at the time of issuance was $14.7 million and were recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets upon issuance. The fair value change during the three and nine months ended September 30, 2025 was an expense of $9.0 million and $5.5 million, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 72.5% and 80.0% as of September 30, 2025 and March 24, 2025, respectively, a risk free rate of 3.6% and 4.0% as of September 30, 2025 and March 24, 2025, respectively, the market price of the Company’s common stock at $1.65 and $1.15 per share as of September 30, 2025 and March 24, 2025, respectively, and other factors over a simulated term of 4.5 years and 5 years at September 30, 2025 and March 24, 2025, respectively. As of September 30, 2025 the transaction costs attributed to the March 2025 Warrants amounted to approximately $1.3 million and were recorded in the accompanying condensed consolidated statements of comprehensive loss under financing costs.

Index
Notes to Condensed Consolidated Financial Statements
March 2025 Private Placement Warrants

The March 2025 Private Placement Warrants have an initial exercise price equal to $1.15 per share of common stock and are exercisable for five years from the date of issuance. The March 2025 Private Placement Warrants are callable by the Company in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Private Placement Warrants are outstanding, if, after the Closing Date, (i) the Company announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (the “Private Placement Measurement Period”, which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.725 (subject to adjustment), (iii) the trading average daily volume for such Private Placement Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Private Placement Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Private Placement Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Private Placement Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Private Placement Warrant share. Other terms under the March 2025 Private Placement Warrants are generally identical to the terms of the March 2025 Warrants discussed above. Lastly, certain volatility provisions in the event of a fundamental transaction precluded the March 2025 Private Placement Warrants from being considered indexed to the Company’s own stock, and as such, were classified on the condensed consolidated balance sheets as warrant liabilities.
The fair value of the March 2025 Private Placement Warrants at the time of issuance was $0.8 million and were recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets upon issuance. The fair value change during the three and nine months ended September 30, 2025 was an expense of $0.5 million and $0.3 million, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 72.5% and 80.0% as of September 30, 2025 and March 24, 2025, respectively, a risk free rate of 3.6% and 4.0% as of September 30, 2025 and March 24, 2025, respectively, the market price of the Company’s common stock at $1.65 and $1.15 per share as of September 30, 2025 and March 24, 2025, respectively, and other factors over a simulated term of 4.5 years and 5 years as of September 30, 2025 and March 24, 2025, respectively. As of September 30, 2025 transaction costs attributed to the March 2025 Private Placement Warrants were de minimis and were recorded in the accompanying condensed consolidated statements of comprehensive loss under financing costs.

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

At-The-Market Program

On January 13, 2025, the Company filed a prospectus supplement with the SEC in connection with the establishment of an at-the-market equity offering program (the “ATM Program”) for the offer and sale, from time to time, of shares of its common stock having an aggregate offering price of up to $40.0 million. On the same date, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its common stock through or to Leerink, acting as sales agent, under the ATM Program. In connection with the entry into the Sales Agreement, the Company terminated its prior ATM program established under the Capital on DemandTM Sales Agreement dated March 11, 2021, between the Company and JonesTrading Institutional Services LLC.

Index
Notes to Condensed Consolidated Financial Statements
During the three and nine months ended September 30, 2025, the Company sold 1,472,703 and 1,825,656 shares of common stock, respectively, under the Leerink ATM program for gross proceeds of $1.7 million and $2.1 million, respectively, before deducting issuance expenses. Total issuance expenses, including sales agent fees and legal and accounting expenses, were $0.1 million and $0.3 million for the three- and nine-month periods ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company sold 219,406 and 1,608,522 shares of common stock under the JonesTrading ATM program, respectively, for aggregate gross proceeds of $0.5 million and $3.8 million, respectively, before deducting issuance expenses. Total issuance expenses, including sales agent fees and legal and accounting expenses, were $0.1 million and $0.2 million, for the three- and nine-month periods ended September 30, 2024, respectively. As of September 30, 2025, the Company had sold an aggregate of 9,479,494 shares of common stock under the ATM programs since their inception, resulting in gross proceeds of $28.5 million and total issuance costs of $1.4 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of September 30, 2025, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

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

Pre-Merger Financing

On June 17, 2020, the Company, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $0.3 million invested by five directors of the Company prior to the Rexahn Merger and one director of Rexahn upon closing of the Rexahn Merger (the “Pre-Merger Financing”). The Pre-Merger Financing also included the issuance of Series A Warrants and Series B Warrants discussed further below.

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein) and were outstanding as of September 30, 2025. The Series A Warrants were accounted for and classified as equity on the accompanying condensed consolidated balance sheets.

Index
Notes to Condensed Consolidated Financial Statements
Warrant Activity and Summary
	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at December 31, 2024	7,204,299	$4.48-6.09	$4.82	1.00
Issued	22,229,102	$0.95-1.15	$0.96	5.00
Exercised	—	$—	$—	—
Expired	—	$—	$—	—
Outstanding and exercisable at September 30, 2025	29,433,401	$0.95-6.09	$1.91	3.45

The following table summarizes information about warrants outstanding at September 30, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at September 30, 2025
$0.95	21,052,631	4.48	21,052,631	*
$1.15	1,176,471	4.48	1,176,471	*
$4.48	5,665,838	0.13	5,665,838
$6.09	1,538,461	0.68	1,538,461
Total	29,433,401		29,433,401

*	Liability classified warrants in connection with March 2025 Financings

The above tables exclude the 8,832,895 Pre-Funded Warrants issued in connection with the March 2025 Offering.  The Pre-Funded Warrants were deemed outstanding common stock for net loss per share purposes (See Note 12 – Net Loss per Share).

9.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three- and nine-month periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$567	$549	$1,810	$1,850
Research and development	249	227	815	717
Total stock-based compensation	$816	$776	$2,625	$2,567

Inducement Plan

On August 8, 2025, the Company amended the Opus Genetics, Inc. 2021 Inducement Plan (the “Inducement Plan”) to adjust the reserve by 800,000 shares to a total of 4,125,258 shares of its common stock. The Inducement Plan is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of Nasdaq’s continued listing requirements.

Index
Notes to Condensed Consolidated Financial Statements
2020 Equity Incentive Plan

In November 2020, the stockholders of the Company approved the 2020 Equity Incentive Plan (the “2020 Plan”) for stock-based awards. Under the 2020 Plan, (i) 1,000,000 new shares of common stock were reserved for issuance and (ii) up to 70,325 additional shares of common stock may be issued, consisting of (A) shares that remain available for the issuance of awards under prior equity plans and (B) shares of common stock subject to outstanding stock options or other awards covered by prior equity plans that have been cancelled or expire on or after the date that the 2020 Plan became effective. Under the 2020 Plan, the shares reserved automatically increase on January 1 of each year, for a period of not more than ten years from the date the 2020 Plan is approved by the stockholders of the Company, commencing on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 5% of the shares of common stock outstanding as of December 31st of the preceding calendar year. The 2020 Plan permits the grant of incentive and nonstatutory stock options, appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other stock-based awards. On January 1, 2025, 1,578,733 shares were added to the 2020 Plan as a result of its annual increase provision.

2018 Equity Incentive Plan

Prior to the 2020 Plan, the Company had adopted a 2018 Equity Incentive Plan (the “2018 Plan”) in April 2018 under which 1,175,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Upon the effective date of the 2020 Plan, no additional shares were available for issuance under the 2018 Plan.

Stock Options

During the three and nine months ended September 30, 2025, 733,448 and 2,793,277 stock options were granted, respectively, to directors, officers, employees and consultants, generally vesting over a one- to four-year period with monthly, quarterly and annual vesting tranches. During the three and nine months ended September 30, 2024, zero and 1,021,166 stock options were granted, respectively, to directors, officers, employees and consultants, generally vesting over a one- to four-year period with monthly, quarterly and annual vesting tranches.

The Company recognized $0.5 million and $0.5 million in stock-based compensation expense related to stock options during the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $1.4 million during the nine months ended September 30, 2025 and 2024, respectively. There were 25,000 and 30,000 stock options exercised during the three and nine months ended September 30, 2025, respectively with an intrinsic value of  less than $0.1 million for each period.  There were no stock option exercises during the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, 7,218,064 and 5,073,736 stock options were outstanding, respectively. The following table provides a summary of stock option activity under the Company’s equity award plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in thousands)

Outstanding at December 31, 2024	5,073,736	$2.68	7.37	$124
Granted	2,793,277	$1.00
Exercised	(30,000)	$0.90
Forfeited/Cancelled	(618,949)	$2.07
Outstanding at September 30, 2025	7,218,064	$2.09	7.64	$2,256
Vested and expected to vest at September 30, 2025	7,218,064	$2.09	7.64	$2,256
Vested and exercisable at September 30, 2025	3,491,162	$2.75	5.84	$506

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of September 30, 2025 and December 31, 2024 of $1.65 and $1.19 per share, respectively.

The weighted average fair value per share of options granted during the three and nine months ended September 30, 2025 was $0.79 and $0.68, respectively, during each of these periods. The weighted average fair value per share of options granted during the three and nine months ended September 30, 2024 was nil and $1.95, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors, consultants and directors on the date of grant using the Black-Scholes option pricing model. The Company does not have sufficient trading history of its common stock to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected stock price volatility	75.6%	—%	75.7%	97.7%
Expected life of options (years)	6.1	—	5.9	5.9
Expected dividend yield	—%	—%	—%	—%
Risk free interest rate	3.9%	—%	4.0%	4.2%

During the three and nine months ended September 30, 2025, 118,728 and 781,125 stock options vested, respectively. During the three and nine months ended September 30, 2024, 79,225 and 386,097 stock options vested, respectively.

During the three and nine months ended September 30, 2025, 145,319 and 618,949 options were forfeited, respectively. During the three and nine months ended September 30, 2024, 114,425 and 583,360 options were forfeited, respectively.

Restricted Stock Units

During the three and nine months ended September 30, 2025, the Company granted an aggregate of 200,000 and 1,655,361 restricted stock units (“RSUs”), respectively, to members of the Board and certain officers, employees and consultants under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the three and nine months ended September 30, 2025 was $1.33 and $0.99, respectively, during each of these periods. The vesting period of the RSUs range from a one-year period to a four-year period during which 25% of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and nine months ended September 30, 2024, the Company granted an aggregate of zero and 592,222 RSUs, respectively, to the members of the Board and certain officers, employees and consultants under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the nine months ended September 30, 2024 was $2.24. The vesting period of the RSUs range from a one-year period to a four-year period during which 25% of the RSUs vest annually on each anniversary of the grant date, subject to the recipient’s continued service on such dates.

During the three and nine months ended September 30, 2025, zero and 381,534 RSUs vested, respectively, and 26,038 and 257,826 were forfeited during the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2024, zero and 144,162 RSUs vested, respectively, and 36,660 and 119,330 RSUs were forfeited during the three and nine months ended September 30, 2024, respectively.

Index
Notes to Condensed Consolidated Financial Statements
The total expense for the three and nine months ended September 30, 2025 related to RSUs was $0.3 million and $1.1 million, respectively. The total expense for the three and nine months ended September 30, 2024 related to these RSUs was $0.3 million and $0.9 million, respectively. As of September 30, 2025 and December 31, 2024, there were 2,409,231 and 1,393,230 RSUs were outstanding, respectively. The following table summarized the Company’s RSU activity under the Company’s equity award plans:

Number of Shares
Non-vested at December 31, 2024	1,393,230
Granted	1,655,361
Forfeited	(257,826)
Vested	(381,534)
Non-vested at September 30, 2025	2,409,231

Common Stock Issued for Services

The Company granted stock for services in the amount of nil and 84,243 common shares during the three and nine month periods ended September 30, 2025, respectively, and nil and 81,234 common shares during the three and nine month periods ended September 30, 2024, respectively. The awards were granted to members of the Board who elected to receive their Board compensation in the form of stock for services. The weighted average fair value of the shares granted was nil and $1.26 per share during the three and nine month periods ended September 30, 2025, respectively, and nil and $3.01 per share during the three and nine month periods ended September 30, 2024, respectively, and were 100% vested upon issuance. The stock-based compensation related to these services amounted to nil and $0.1 million during the three and nine month periods ended September 30, 2025, respectively, and nil and $0.2 million during the three and nine month periods ended September 30, 2024, respectively.

General

As of September 30, 2025, 874,829 shares were available for future issuance under the 2020 Plan and Inducement Plan, in the aggregate. No shares were available for future issuance under the 2018 Plan. Unrecognized stock-based compensation cost was $6.0 million as of September 30, 2025. The unrecognized stock-based expense is expected to be recognized over a weighted average period of 1.7 years.

10.	Apexian Sublicense Agreement

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

None of the milestone or royalty payments were triggered or deemed probable as of September 30, 2025.

Index
Notes to Condensed Consolidated Financial Statements
11.	License and Collaboration Revenue and Other Funding Agreements

Viatris License Agreement
On November 6, 2022, the Company entered into the Viatris License Agreement, pursuant to which it granted Viatris an exclusive, perpetual, sub-licensable license to develop, manufacture, import, export and commercialize (i) PS, for treating (a) reversal of mydriasis, (b) night vision disturbances or dim light vision, and (c) presbyopia, and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). The Company retains the exclusive right to develop, manufacture, have manufactured, import, export and commercialize the PS Products outside of the Viatris Territory.

Under the terms of the Viatris License Agreement, the Company in partnership with Viatris, will develop the PS Products in the United States. Viatris will reimburse the Company for agreed-to budgeted costs related to the development of the PS Products through FDA approval and then share costs above the agreed upon threshold amount. Viatris will be responsible for developing the PS Products in countries and jurisdictions in the Viatris Territory outside of the United States. In addition, in August 2025, Opus and Viatris entered into a side letter to the Viatris License Agreement providing for the sharing of expenses arising in connection with a patent dispute.

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

The Viatris License Agreement was accounted for under the provisions of ASC 606. In accordance with the provisions under ASC 606, the Company identified two distinct performance obligations at the effective date: (1) the license to its intellectual property and (2) research and development services.
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

Recognition of Revenue

Revenue recognized under the Viatris License Agreement during the three and nine months ended September 30, 2025 was $3.1 million and $10.3 million, respectively. Revenue recognized under the Viatris License Agreement during the three and nine months ended September 30, 2024 was $3.9 million and $6.7 million, respectively, related to the output of ongoing research and development services and to a much lesser extent royalty payments. The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonable supportable forecasts. The Company has not incurred any bad debt expense to date and no allowance for credit losses has been recorded during the periods presented.

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

Index
Notes to Condensed Consolidated Financial Statements
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

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of September 30, 2025 and no revenue was recognized related to these milestones.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Contract assets and unbilled receivables
Balance as of beginning of nine-month period	$2,209	$1,407
Revenue recognized	10,331	6,690
Reclassification to Accounts receivable related to costs billed under the Viatris License Agreement	(11,176)	(6,629)
Balance as of end of nine-month period	$1,364	$1,468

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

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84.5 million upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of September 30, 2025, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117, if any, will be recognized in the period the underlying sales transaction occurs.

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

Index
Notes to Condensed Consolidated Financial Statements

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

The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of September 30, 2025, and as a result, no revenue related to the milestones was recognized.

SBIR Grant Agreement

In September 2024, Private Opus received a Small Business Innovation Research (“SBIR”) grant through the Department of Health and Human Services in the amount of $0.9 million to be used on the development of the RHO product. Direct and allocated indirect costs for development activities are reimbursed on a draw-down basis as development activities are completed. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.3 million of revenue related to the SBIR grant, respectively, and was recorded as other income, net in the accompanying condensed consolidated statements of comprehensive loss. There was no revenue recognized related to the SBIR grant during the prior periods presented.

RDH12 Agreement

On July 22, 2025, the Company, together with its wholly owned subsidiary, OpusTX, LLC (collectively, “Opus”), entered into a funding and license agreement (the “RDH12 Agreement”) with Eyes on the Future (“EOTF”), and RDH12 Fund for Sight (the “Fund,” and together with EOTF, the “Funding Parties”), charitable organizations, relating to Opus’ program to develop gene therapies that treat patients with inherited retinal degeneration associated with mutations in the RDH12 gene (the “RDH12 Program”).The RDH12 Agreement provides for funding by the Funding Parties of up to $1.6 million to support the development of the RDH12 Program. Opus is required to use the funding to conduct development activities in accordance with a mutually agreed development plan.

Under the RDH12 Agreement, Opus is subject to certain diligence obligations to develop a product under the RDH12 Program. If Opus is unable to achieve certain milestones by the specified dates, or if certain other events occur (a “License Trigger Event”), then the Funding Parties may exercise their rights under a non-exclusive, global, royalty-free and fully paid-up license granted by Opus to the Funding Parties to develop products under the RDH12 Program.  If the Funding Parties exercise such license rights, then Opus will receive a non-exclusive license under the data and other intellectual property generated by the Funding Parties to develop products under the RDH12 Program, and the right to negotiate an exclusive license to such data and intellectual property to commercialize products under the RDH12 Program. The RDH12 Agreement includes certain restrictions on Opus’ ability to out-license rights to the RDH12 Program, and during the term of the RDH12 Agreement, Opus may not grant a third party an exclusive license to develop or commercialize products under the RDH12 Program in the United States without the prior written consent of the Funding Parties.

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

Eligible research and development costs under the RDH12 Agreement, as approved by the Funding Parties, are reimbursed on a draw-down basis as development activities are completed by the Company. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million of income related to the RDH12 Agreement, which was recorded in the accompanying condensed consolidated statements of comprehensive loss under the other income, net line item.

Index
Notes to Condensed Consolidated Financial Statements
12.	Net Loss per Share

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three- and nine-month periods presented below:
	September 30,
	2025	2024
Warrants	29,433,401	7,204,299
Stock options	7,218,064	4,848,064
RSUs	2,409,231	1,130,430
Total	39,060,696	13,182,793

13.	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2025 and 2024 was zero percent. As of September 30, 2025, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented. On July 4, 2025, the One Big, Beautiful Bill (“OBBB”) was signed into law and included certain provision that may impact the Company such as the capitalization of research and development expenses under Section 174 of the Internal Revenue Code. The Company is currently assessing the provisions of the OBBB but expects minimal impacts. The Company’s corporate returns are subject to examination for tax years beginning in 2020 for federal income tax purposes and subject to examination in various state jurisdictions. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.

14.	Deferred Compensation Plan

Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended September 30, 2025 and 2024, the Company contributed less than $0.1 million and less than $0.1 million to the 401K Plan, respectively. During the nine months ended September 30, 2025 and 2024, the Company contributed $0.1 million and $0.1 million to the 401K Plan, respectively.

15.	Subsequent Events

November 2025 Registered Direct Offering

On November 5, 2025, the Company entered into a securities purchase agreement to sell securities in a registered direct offering for gross proceeds of approximately $23.0 million, before deducting offering expenses.

In the offering, the Company sold an aggregate of 3,827,751 shares of its common stock at a price of $2.09 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 7,177,033 shares of common stock at a purchase price of $2.0899 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.0001 per share of common stock, will be immediately exercisable subject to certain conditions set forth in each pre-funded warrant, and will not expire. The offering closed on November 7, 2025.

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

•	We do not currently have any sales or marketing infrastructure in place and we have limited drug research and discovery resources;

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

•
We may be unsuccessful in entering into or maintaining licensing arrangements (such as the Viatris License Agreement (as defined below)) or establishing strategic alliances on favorable terms, which could harm our business;

•	Our current focus on the cash-pay utilization for future sales of RYZUMVI may limit our ability to increase sales or achieve profitability with this product;

•
Inadequate patent protection for our product candidates may result in our competitors developing similar or identical products or technology, which would adversely affect our ability to successfully commercialize;

•	We may be unable to obtain full protection for our intellectual property rights under U.S. or foreign laws;

•	We may become involved in lawsuits for a variety of reasons associated with our intellectual property rights, including alleged infringement suits initiated by third parties;

•	We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•	As we grow, we may not be able to operate internationally or adequately develop and expand our sales, marketing, distribution, and other corporate functions, which could disrupt our operations;

•	The market price of our common stock is expected to be volatile;

•	Our common stock may be subject to delisting from the Nasdaq Capital Market (“Nasdaq”) and delisting could adversely affect our ability to access capital markets;

•
Factors out of our control related to our securities, such as securities litigation or actions of activist stockholders, could adversely affect our business and stock price and cause us to incur significant expenses;

Index
Opus Genetics, Inc.
Form 10-Q
•
Instability and operational disruptions at government agencies, such as the FDA, may adversely impact our development and commercialization plans by causing delays and requiring the use of additional, unforeseen resources to obtain regulatory approval for trials and products in our pipeline; and

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

Overview

Opus Genetics, Inc. (the “Company,” “Opus,” “we,” “us,” or “our”) is a clinical-stage biopharmaceutical company developing gene therapies for the treatment of IRDs and small molecule therapies for other ophthalmic disorders.

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

Gene Therapy Programs

Our pipeline features a portfolio of seven adeno-associated virus (“AAV”) based gene therapies that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa.

OPGx-LCA5

OPGx-LCA5 is designed to address a form of LCA due to biallelic mutations in the LCA5 gene, which encodes the lebercilin protein. LCA5-associated IRD is an early-onset severe inherited retinal dystrophy. Studies in patients with this mutation have reported evidence for the dissociation of retinal architecture and visual function in this disease, suggesting an opportunity for therapeutic intervention through gene augmentation. OPGx-LCA5 uses an adeno-associated virus 8 (AAV8) vector to precisely deliver a functional LCA5 gene to the outer retina via a single subretinal injection. The program has been granted Rare Pediatric Disease, Regenerative Medicine Advanced Therapy (RMAT), and Orphan Drug designations from the FDA.

OPGx-LCA5 is currently being evaluated in an open-label, Phase 1/2 clinical trial. To date, six late-stage participants have been treated with OPGx-LCA5, all of whom have experienced improvements in vision, providing evidence of biological activity with the potential for functional restoration of vision in individuals with advanced disease. In September 2025, we reported positive data from the six participants. The three pediatric participants treated over three months demonstrated large gains in cone-mediated vision with improvements across multiple measures of visual function. In the three adult participants, responses have been observed out to 18 months, underscoring the potential durability of the treatment response. OPGx-LCA5 has been well tolerated with no ocular serious adverse events or dose-limiting toxicities.

Index
Opus Genetics, Inc.
Form 10-Q
On November 6, 2025 the Company announced the successful completion of a Type B RMAT meeting with the FDA regarding OPGx-LCA5. The meeting provided constructive feedback from the FDA on key elements of the Company’s registration strategy, including Chemistry, Manufacturing and Controls (“CMC”), and the pivotal trial design. The FDA acknowledged the significant unmet medical need for individuals with LCA5-related blindness and reaffirmed its commitment to regulatory flexibility for rare genetic diseases.

The Company will incorporate the FDA’s feedback into its updated clinical development and CMC plans for the Phase 3 portion of the study to include enrolling as few as 8 participants in a single arm, 12-month study utilizing an adaptive design, which provides flexibility on endpoints and number of participants, reflective of LCA5 as a rare condition with an urgent medical need.

The Company expects the Phase 3 portion of the trial will include a run-in period prior to dosing to evaluate the natural history of each participant to serve as their own control in the study. The Company is actively identifying patients for this segment and has enrolled the first participant for ongoing disease monitoring. Following availability of validated clinical drug supply manufactured with the intended commercial processes, dosing with OPGx-LCA5 is anticipated in the second half of 2026 with topline clinical data expected approximately one year later.

In September 2025, the FDA introduced the Rare Disease Evidence Principles (“RDEP”) review process to provide greater speed and predictability in the review of therapies intended to treat rare diseases with very small patient populations with significant unmet medical need and that are driven by a known genetic defect that is the major driver of the pathophysiology. With a patient population of fewer than 1,000 individuals, the Company believes that its LCA5 program meets the eligibility criteria for the RDEP process and plans to submit an application.

OPGx-BEST1

OPGx-BEST1 is being developed for the treatment of IRDs associated with mutations in the BEST1 gene. BEST1 disease, or vitelliform macular dystrophy, is a rare, inherited retinal condition causing macular degeneration by mutations in the BEST1 gene, leading to progressive vision loss and, in some cases, blindness. In preclinical studies conducted in a naturally occurring canine model of BEST1 disease, OPGx-BEST1 demonstrated restoration of the retinal pigment epithelium-photoreceptor interface using AAV-mediated gene delivery, providing evidence in support of a first-in-man clinical trial. In August 2025, we announced FDA clearance of an Investigational New Drug (“IND”) application to initiate a clinical trial. An adaptive, open-label, dose-exploring Phase 1/2 trial, known as BIRD1, is currently recruiting participants to study the safety and tolerability of subretinally injected OPGx-BEST1 in participants with Best Vitelliform Macular Dystrophy (BVMD) or Autosomal-Recessive Bestrophinopathy (ARB). Initial data is expected in the first quarter of 2026.

Earlier Stage Programs

We also have five programs in pre-clinical development. Three programs are currently in IND-enabling studies and received grant/partner funding to support their development: OPGx-RHO is being co-funded by the Foundation Fighting Blindness (“FFB”) and the National Institutes of Health (“NIH”); OPGx-RDH12 is being co-funded by the Global RDH12 Alliance; and OPGx-MERTK is being co-funded by the Retinal Degeneration Fund (“RDF”) of the FFB. Our pre-IND programs include OPGx-NMNAT1 and OPGxCNGB1.

Phentolamine Ophthalmic Solution 0.75% (PS)

Our pipeline also includes Phentolamine Ophthalmic Solution 0.75% (PS), a relatively non-selective alpha-1 and alpha-2 adrenergic antagonist designed to reduce pupil size, administered as an eye drop. It aims to work by uniquely blocking the alpha-1 receptors found on the radial iris dilator muscles, which are activated by the alpha-1 adrenergic receptors. PS is designed to reduce pupil diameter through a sympatholytic mechanism of action that avoids engaging the ciliary muscle, potentially reducing risks such as retinal tears or detachment associated with older parasympathomimetic agents. PS is targeting three different indications.

In November 2022, we entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize PS for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia. For more information on the Viatris License Agreement, please refer to Note 11 – License and Collaboration Agreements and Other Funding Agreements included in Part I, Item 1– Financial Statements and Supplementary Data of this Report.

RYZUMVI® (phentolamine ophthalmic solution) 0.75%: PS was approved by the FDA for the treatment for pharmacologically-induced mydriasis under the brand name RYZUMVI® in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI was commercialized by Viatris in April 2024.

Presbyopia: In June 2025, we announced positive results from VEGA-3, our second pivotal Phase 3 trial evaluating PS for the treatment of presbyopia, an ophthalmic disorder that involves the progressive loss of ability to focus on close objects that results in blurred near vision, difficulty seeing in dim light, and eye strain. VEGA-3 met its primary endpoint, with a statistically significant 27.2% of participants treated with PS achieving a ≥15-letter improvement in binocular distance-corrected near visual acuity (DCNVA), with less than a 5-letter loss in binocular best-corrected distance visual acuity (BCDVA) at 12 hours post-dose on Day 8, compared to 11.5% of patients on placebo (p<0.0001). The trial also met key secondary efficacy endpoints, reinforcing the benefit observed. We intend to file a Supplemental New Drug Application (“sNDA”) for the treatment of presbyopia with PS in the fourth quarter of 2025.

Index
Opus Genetics, Inc.
Form 10-Q
Mesopic, Low-Contrast Conditions: We are conducting our second Phase 3 trial, known as LYNX-3, to treat significant, chronic night driving impairment in keratorefractive patients with reduced mesopic vision. The program is being conducted under a Special Protocol Assessment (“SPA”) and has received Fast Track Designation from the FDA. The first Phase 3 trial, LYNX-2, met its primary endpoint of a gain of three lines (or 15 letters) or more of distance vision improvement on a low contrast chart in low light conditions after 15 days of dosing. In the study, 17.3% of participants treated with PS achieved a ≥15-letter Early Treatment Diabetic Retinopathy Study (ETDRS) (≥ 3-line) improvement in Mesopic Low Contrast Distance Visual Acuity (mLCVA) at Day 15, compared to 9.2% in the placebo group (p<0.05). We are currently enrolling participants in LYNX-3, with results expected in 2026.

APX3330

APX3330 is a selective small molecule that is designed to act on the dual-functioning Apurinic/Apyrimidinic Endonuclease 1/Redox Effector Factor-1 (APE1/Ref-1) protein, referred to as Ref-1.  We completed a Phase 2 clinical study of APX3330 in diabetic retinopathy and reached FDA agreement under a SPA for a Phase 3 program. We are currently seeking a strategic partner to advance the clinical development of this diabetic retinopathy program and redirecting existing resources toward the acquired gene therapy programs.

Recent Developments

November 2025 Registered Direct Offering

On November 5, 2025, we entered into a securities purchase agreement to sell securities in a registered direct offering for gross proceeds of approximately $23.0 million, before deducting offering expenses (the “November 2025 Registered Direct Offering”). The offering closed on November 7, 2025. See Historical Capital Resources section below for further detail.

August 2025 Private Placement

On August 25, 2025, we entered into subscription agreements pursuant to which we agreed to issue and sell in a private placement (the “August 2025 Private Placement”) to certain investors an aggregate of 3,138,338 shares of our common stock. The aggregate gross proceeds from the August 2025 Private Placement were $3.5 million. The August 2025 Private Placement closed on August 25, 2025. See Historical Capital Resources section below for further detail.

Global RDH12 Alliance Agreement

On July 22, 2025, the Company, together with its wholly owned subsidiary, OpusTX, LLC (collectively, “Opus”), entered into a funding and license agreement (the “RDH12 Agreement”) with Eyes on the Future (“EOTF”), and RDH12 Fund for Sight (the “Fund,” and together with EOTF, the “Funding Parties”), relating to Opus’ program to develop gene therapies that treat patients with inherited retinal degeneration associated with mutations in the RDH12 gene (the “RDH12 Program”). The RDH12 Agreement provides for funding by the Funding Parties of up to $1.6 million to support the development of the RDH12 Program. For more information on the terms of the RDH12 Agreement, see Note 11 — License and Collaboration Revenue and Other Funding Agreements in Part I, Item 1 – Financial Statements and Supplementary Data of this Report.

RDF Agreement

On June 13, 2025, we entered into a funding agreement (the “RDF Agreement”) with the RDF, whose sole member is the FFB, a significant stockholder of the Company, relating to our program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the Mer proto-oncogene tyrosine kinase (MERTK) gene (the “MERTK Program”). The RDF Agreement provides for nondilutive funding by RDF of up to $2.0 million to support the development of the MERTK Program, $1.0 million of which was disbursed to us in June 2025 and up to $1.0 million of which may be disbursed to us upon achievement of a specified development milestone subject to RDF’s receipt of eligible funds. For more information on the terms and related obligations under the RDF Agreement, see Note 6 — Related Party Transactions in Part I, Item 1 – Financial Statements and Supplementary Data of this Report.

Index
Opus Genetics, Inc.
Form 10-Q
Letter Agreement and Strategic Partnership—FFB

On May 27, 2025 a binding letter of agreement (“2025 Letter Agreement”) between the Company and FFB was executed that superseded and canceled the previous binding letter agreement between the parties, executed on August 22, 2022.

Under the 2025 Letter Agreement, we will collaborate with FFB and the Jaeb Center for Health Research on portions of a study involving individuals with retinal dystrophies associated with mutations in the RDH12 or BEST1 genes. For more information on the terms of the 2025 Letter Agreement and related payments thereunder, see Note 6 — Related Party Transactions in Part I, Item 1 – Financial Statements and Supplementary Data of this Report.

Regenerative Medicine Advanced Therapy (RMAT) designation to OPGx-LCA5

On May 6, 2025, we announced that the FDA has granted RMAT designation to OPGx-LCA5, our investigational gene therapy for the treatment of LCA due to genetic variations in the LCA5 gene. The RMAT designation for OPGx-LCA5 is based on early clinical evidence from our ongoing Phase 1/2 open-label, which is evaluating the safety and potential efficacy of OPGx-LCA5 in patients with severe vision loss due to confirmed mutations in the LCA5 gene.  The RMAT designation program offers the potential for expedited development and review of regenerative medicine therapies that demonstrate the potential to address serious or life-threatening diseases based on preliminary clinical evidence. The designation provides sponsors with early interactions with the FDA, guidance on efficient development and manufacturing, and the opportunity to discuss surrogate endpoints to support accelerated approval.

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

Through September 30, 2025, we have funded our operations primarily through equity financings, the issuance of convertible notes in private placements, and license fee and milestone payments in connection with the Viatris License Agreement.

Index
Opus Genetics, Inc.
Form 10-Q
Our net loss was $17.5 million and $33.1 million for the three and nine months ended September 30, 2025, respectively, as compared to a net loss of $7.5 million and $22.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $172.1 million. We anticipate that our expenses will continue to increase as we:

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

Our net loss will likely continue to fluctuate significantly from quarter to quarter and year to year, depending on the timing of our nonclinical studies, clinical trials, expenditures on other research and development activities (and reimbursement thereof), and from potential milestone payments received from and revenue earned under the Viatris License Agreement or any other license and collaboration agreements that we enter into.

Financial Operations Overview

License and Collaborations Revenue

License and collaborations revenue to date was derived from a one-time, non-refundable payment related to a license transfer, an additional milestone payment and reimbursement of expenses earned under the Viatris License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”). We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from potential milestone and royalty payments from the agreements with Viatris or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn significant royalty payments is highly uncertain for the reasons explained below. Until further notice, we will report earned RYZUMVI royalties as a component of license and collaboration revenue listed in the condensed consolidated statements of comprehensive loss.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI sales become material, or regulatory approval is obtained, and commercialization begins for LCA5, BEST1, other internally-developed assets or PS for additional indications. If we fail to complete the development of LCA5, BEST1, PS, or any other product candidate we may pursue or fail to obtain regulatory approval, our ability to generate significant revenue will be compromised.

Operating Expenses

The Company’s operating expenses are classified into two categories: general and administrative and research and development.

Index
Opus Genetics, Inc.
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

Research and Development Expenses

To date, our research and development expenses have related primarily to the clinical stage development of our IRD programs, including LCA5 and BEST1, PS, and APX3330. Research and development expenses consist of costs incurred in performing research and development activities, including compensation, benefits and stock-based compensation costs for research and development employees and costs for consultants, costs associated with nonclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses. We do not expect to incur meaningful research and development expenses in the future for APX3330, and we announced plans to seek a partner for the program to advance development.

Pursuant to the Viatris License Agreement, our research and development expenses related to the development of PS to date have been fully reimbursed by Viatris.

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

Fair value change in warrant and other derivative liabilities

The fair value change in warrant and other derivative liabilities consists of the fair value changes associated with the March 2025 Warrants and March 2025 Private Placement Warrants are described further, below.

Financing costs

Financing costs consist of issuance costs attributed to our March 2025 Warrants and March 2025 Private Placement Warrants described below. There were no issuance costs attributed to the equity line financing with Lincoln Park during the periods presented.

Interest Expense

Interest expenses consists of interest cost during the period ended September 30, 2025 incurred under the RDF Agreement, which is accounted for as debt under ASC 470, Debt. ASC 470

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, reimbursements in connection with grants and other sources when they occur. In addition, this line item includes payments made by the Company in connection with the Contingent Value Rights Agreement (the “CVR Agreement”) discussed further below with former shareholders of Rexahn.

Index
Opus Genetics, Inc.
Form 10-Q
Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of September 30, 2025 and December 31, 2024 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes Opus’s operating results for the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2025	2024	Change

License and collaborations revenue	$3,079	$3,867	$(788)

Operating expenses:
General and administrative	4,981	2,894	2,087
Research and development	6,409	8,982	(2,573)
Total operating expenses	11,390	11,876	(486)
Loss from operations	(8,311)	(8,009)	(302)
Fair value change in warrant and other derivative liabilities	(9,525)	—	(9,525)
Interest expense	(68)	—	(68)
Other income, net	450	483	(33)
Loss before income taxes	(17,454)	(7,526)	(9,928)
Provision for income taxes	—	—	—
Net loss	$(17,454)	$(7,526)	$(9,928)

License and Collaborations Revenue

License and collaborations revenue was $3.1 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively. Revenue during both quarterly periods was derived from the Viatris License Agreement, largely for the reimbursement of research and development services. To a much lesser extent, revenue includes an earned royalty payment from the sales of RYZUMVI, indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. The $0.8 million decrease in license and collaborations revenue during the current three month period ended September 30, 2025 compared to the corresponding prior year period was due to a decrease in PS research and development services.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 were $5.0 million compared to $2.9 million for the three months ended September 30, 2024. The increase of $2.1 million was primarily attributable to public company related costs of $0.4 million, general legal costs of $0.5 million, patent costs of $0.1 million, payroll related costs of $0.6 million, professional service fees of $0.2 million and other operating expenses of $0.3 million on a net basis when compared to the corresponding prior year period. General and administrative expenses included $0.6 million and $0.5 million in stock-based compensation expense during the three months ended September 30, 2025 and 2024, respectively.

Index
Opus Genetics, Inc.
Form 10-Q
Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	September 30,
	2025	2024	Change
External costs:
IRD programs	$2,575	$—	$2,575
Phentolamine Ophthalmic Solution 0.75% (“PS”)	2,421	3,561	(1,140)
APX 3330	203	4,272	(4,069)
Unallocated	102	90	12
Total external cost	5,301	7,923	(2,622)
Internal costs:
Employee related expenses	1,016	993	23
Facilities, supplies and other	92	66	26
Total internal costs	1,108	1,059	49
Total research and development expenses	$6,409	$8,982	$(2,573)

A greater percentage of research and development expense incurred has been allocated to IRD programs for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 as the Company continues to focus on developing the IRD gene therapy programs acquired in connection with the Opus Acquisition. Conversely, a lesser percentage of research and development expense incurred has been allocated to APX 3330 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, as we do not expect to incur meaningful research and development expenses in the future for APX3330, and we are currently seeking a strategic partner to advance the clinical development of this program.

Research and development expenses for the three months ended September 30, 2025 were $6.4 million compared to $9.0 million for the three months ended September 30, 2024. The $2.6 million decrease was primarily attributable to lower APX 3330 expense of $4.1 million, including lower manufacturing costs of $1.9 million, lower toxicology costs of $1.5 million, and lower regulatory costs of $0.2 million; and by lower PS expense of $1.1 million, driven by lower clinical research costs of $0.8 million. These decreases are partially offset by increased IRD program expense of $2.6 million, including higher toxicology costs of $1.4 million and higher IRD clinical research costs of $0.8 million when compared to the corresponding prior year period. Pursuant to the Viatris License Agreement, our research and development expenses related to the development of the PS Products have been fully reimbursed by Viatris to date. Research and development expenses included $0.2 million in stock-based compensation expense during each of the three months ended September 30, 2025 and 2024.

Fair value change in warrant and other derivative liabilities

The fair value change in warrant and other derivative liabilities was attributed to the March 2025 Warrants and March 2025 Private Placement Warrants, as described further below, and was $9.5 million for the three months ended September 30, 2025. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates.

Interest expense

During the three months ended September 30, 2025, Opus had interest expense in connection with the RDF Agreement in the amount of $0.1 million.  There was no interest expense during the comparable prior year period.

Other Income, net

During the three months ended September 30, 2025, Opus had other income, net of $0.4 million which primarily consisted of interest income in the amount of $0.3 million in connection with our cash and cash equivalents on-hand and to a lesser extent grant revenue in the amount of $0.1 million.

During the three months ended September 30, 2024, Opus had other income, net of $0.5 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Index
Opus Genetics, Inc.
Form 10-Q
Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes Opus’s operating results for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024	Change

License and collaborations revenue	$10,331	$6,690	$3,641

Operating expenses:
General and administrative	17,093	10,918	6,175
Research and development	20,384	19,817	567
Total operating expenses	37,477	30,735	6,742
Loss from operations	(27,146)	(24,045)	(3,101)
Fair value change in warrant and other derivative liabilities	(5,803)	—	(5,803)
Financing costs	(1,337)	—	(1,337)
Interest expense	(68)	—	(68)
Other income, net	1,286	1,648	(362)
Loss before income taxes	(33,068)	(22,397)	(10,671)
Provision for income taxes	—	—	—
Net loss	$(33,068)	$(22,397)	$(10,671)

License and Collaborations Revenue

License and collaborations revenue was $10.3 million and $6.7 million for the nine months ended September 30, 2025 and 2024, respectively. Revenue during the nine month periods was derived primarily from the reimbursement of research and development services under the Viatris License Agreement. The $3.6 million increase in license and collaborations revenue during the current nine month period ended September 30, 2025 when compared to the corresponding prior year period was due to an increase in PS research and development services.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2025 were $17.1 million compared to $10.9 million for the nine months ended September 30, 2024. The increase of $6.2 million was primarily attributable to public company related costs of $2.0 million, legal fees of $1.7 million, patent fees of $0.7 million, professional service costs of $0.5 million, payroll related costs of $0.9 million and business development activity and other operating costs on a net basis of $0.4 million when compared to the corresponding prior year period. General and administrative expenses totaled $1.8 million and $1.9 million in stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024	Change
External costs:
IRD programs	$6,624	$—	$6,624
Phentolamine Ophthalmic Solution 0.75% (“PS”)	8,914	5,678	3,236
APX3330	325	10,959	(10,634)
Unallocated	340	238	102
Total external cost	16,203	16,875	(672)
Internal costs:
Employee related expenses	3,880	2,776	1,104
Facilities, supplies and other	301	166	135
Total internal costs	4,181	2,942	1,239
Total research and development expenses	$20,384	$19,817	$567

Index
Opus Genetics, Inc.
Form 10-Q
A greater percentage of research and development expense incurred has been allocated to IRD programs for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 as the Company continues to focus on developing the IRD gene therapy programs acquired in connection with the Opus Acquisition. Conversely, a lesser percentage of research and development expense incurred has been allocated to APX 3330 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, as we do not expect to incur meaningful research and development expenses in the future for APX3330, and we are currently seeking a strategic partner to advance the clinical development of this program.

Research and development expenses for the nine months ended September 30, 2025 were $20.4 million compared to $19.8 million for the nine months ended September 30, 2024. The $0.6 million increase was primarily attributable to increased IRD program expense of $6.6 million, including higher toxicology costs of $4.2 million, higher IRD clinical research costs of $1.7 million, and higher CMC costs of $0.4 million; higher PS expense of $3.2 million, driven by clinical research costs related to the PS Vega-3 and PS Lynx-2 trials; and higher research and development employee related compensation expense of $1.1 million. These increases are partially offset by decreased APX3330 expense of $10.6 million, including lower manufacturing costs of $4.6 million, lower toxicology costs of $3.6 million, lower clinical costs of $1.5 million, and lower regulatory costs of $0.8 million when compared to the corresponding prior year period. Pursuant to the Viatris License Agreement, our research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses also included $0.8 million and $0.7 million in stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively.

Fair value change in warrant and other derivative liabilities

The fair value change in warrant and other derivative liabilities was attributed largely to the March 2025 Warrants and March 2025 Private Placement Warrants, as described further below.  The fair value change in the March 2025 Warrants and March 2025 Private Placement Warrants was $5.8 million for the nine months ended September 30, 2025. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates. During the comparable prior year period, the fair value change in our other derivative liabilities was de minimis.

Financing costs

Financing costs for the nine months ended September 30, 2025 of $1.3 million was comprised of issuance costs attributed to the March 2025 Warrants and March 2025 Private Placement Warrants. We did not have any financing costs during the nine months ended September 30, 2024.

Interest expense

During the nine months ended September 30, 2025, Opus had interest expense in connection with the RDF Agreement in the amount of $0.1 million. There was no interest expense during the comparable prior year period.

Other Income, net

During the nine months ended September 30, 2025, Opus had other income, net of $1.3 million which primarily consisted of interest income in the amount of $1.0 million in connection with our cash and cash equivalents on-hand and to a lesser extent grant revenue in the amount of $0.3 million.

During the nine months ended September 30, 2024, Opus had other income, net of $1.6 million related primarily to interest income in connection with our cash and cash equivalents on-hand.

Index
Opus Genetics, Inc.
Form 10-Q
Liquidity and Capital Resources

Capital Resources

As of September 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $30.8 million. We believe that our cash on hand as of September 30, 2025 will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of September 30, 2025, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at four large financial institutions.

Historical Capital Resources

Our primary source of cash to fund our operations has been various equity offerings in the amount of $94.9 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Opus convertible notes. In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2023, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022, all in connection with the Viatris License Agreement. Lastly, we received funding in the amount of $1.3 million from the RDF Agreement and various research and development grants.

November 2025 Registered Direct Offering

On November 5, 2025, we entered into a securities purchase agreement to sell securities in the November 2025 Registered Direct Offering for gross proceeds of approximately $23.0 million, before deducting offering expenses. The financing was led by Perceptive Advisors and Balyasny Asset Management, with participation by new and existing institutional investors, including Nantahala Capital. We intend to use the net proceeds to advance our LCA5 and BEST-1 gene therapy programs, as well as for working capital and general corporate purposes.

In the November 2025 Registered Direct Offering, we sold an aggregate of 3,827,751 shares of common stock at a price of $2.09 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 7,177,033 shares of common stock at a purchase price of $2.0899 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.0001 per share of common stock, will be immediately exercisable subject to certain conditions set forth in each pre-funded warrant, and will not expire. The offering closed on November 7, 2025.

August 2025 Private Placement

On August 25, 2025, we entered into subscription agreements pursuant to which we agreed to issue and sell in the August 2025 Private Placement to certain investors an aggregate of 3,138,338 shares of our common stock. The aggregate gross proceeds from the August 2025 Private Placement were approximately $3.5 million. The August 2025 Private Placement closed on August 25, 2025.

We intend to use the net proceeds of the August 2025 Private Placement to expedite manufacturing process development, including scale-up of clinical and commercial production and testing, to ensure sufficient supply of cGMP material for its gene therapy candidates, OPGx-LCA5 and OPGx-BEST1. No underwriting discounts or commissions were paid with respect to the August 2025 Private Placement.

The August 2025 Private Placement was led by Cam Gallagher, Chair of our board of directors (the “Board”), with an investment of $1.0 million, along with participation by Sean Ainsworth, the lead independent director of the Board, and other investors.

March 2025 Financings

On March 21, 2025, we entered into an underwriting agreement with Craig-Hallum Capital Group, LLC, as the sole underwriter. Pursuant to the underwriting agreement, we agreed to issue and sell, in an underwritten public offering, 12,219,736 shares of common stock and warrants to purchase up to 21,052,631 shares of common stock (the “March 2025 Warrants”). Each share of common stock was sold together with one March 2025 Warrant to purchase one share of common stock, at a price to the public of $0.95 per share and related March 2025 Warrant. We also agreed to issue 8,832,895 pre-funded warrants (“Pre-Funded Warrants”) at a price to the public of $0.9499 per Pre-Funded Warrant.

Also on March 21, 2025, we entered into a subscription agreement (the “Subscription Agreement”) with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman our Board. Pursuant to the Subscription Agreement, the Company agreed to issue and sell, in a private offering (the “March 2025 Private Placement”), a total of 392,157 shares of common stock to Mr. Magrath and 784,314 shares of common stock to Mr. Gallagher, as well as 392,157 warrants to purchase shares of common stock to Mr. Magrath and 784,314 warrants to purchase shares of common stock to Mr. Gallagher (“March 2025 Private Placement Warrants”). Each March 2025 Private Placement Warrant has an initial exercise price of $1.15, expires on the five-year anniversary of the original issuance date and may be called by the Company 30 days following the release of the Company’s OPGx-BEST1 DUO-1001 Cohort 1 data upon achievement of a volume weighted average price of our common stock for 30 consecutive trading days of over $1.725 per share and the trading average daily volume for such 30 day period exceeds $150,000 per trading day.

Index
Opus Genetics, Inc.
Form 10-Q
The combined gross proceeds from the March 2025 Offering and the March 2025 Private Placement, which closed on March 24, 2025, were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

The March 2025 Offering (including the shares of common stock issuable from time to time upon exercise of the March 2025 Warrants and the Pre-Funded Warrants) was made pursuant to our Registration Statement on Form S-3 (File No. 333-276462) filed with the SEC on January 10, 2024, including the prospectus dated January 23, 2024 contained therein, as the same has been supplemented.

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

The March 2025 Warrants are callable by us in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Warrants are outstanding, if, after the closing date, March 24, 2025 (the “Closing Date”), (i) we have announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (“Warrant Measurement Period”), which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.425 (subject to adjustment), (iii) the trading average daily volume for such Warrant Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Warrant Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Warrant share.

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

March 2025 Private Placement Warrants

The March 2025 Private Placement Warrants have an initial exercise price equal to $1.15 per share of common stock and are exercisable for five years from the date of issuance. The March 2025 Private Placement Warrants are callable by us in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Private Placement Warrants are outstanding, if, after the Closing Date, (i) the Company announces OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (“Private Placement Measurement Period”), which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.725 (subject to adjustment), (iii) the trading average daily volume for such Private Placement Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Private Placement Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Private Placement Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Private Placement Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Private Placement Warrant share. All other terms under the March 2025 Private Placement Warrants are identical to the terms of the March 2025 Warrants discussed above.

Index
Opus Genetics, Inc.
Form 10-Q
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

At-The-Market Program

On January 13, 2025, the Company filed a prospectus supplement with the SEC in connection with the establishment of an at-the-market equity offering program (the “ATM program”) for the offer and sale, from time to time, of shares of its common stock, having an aggregate offering price of up to $40.0 million. On the same date, the Company also entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its common stock through or to Leerink, acting as sales agent, under the ATM program. In connection with the entry into the Sales Agreement, the Company terminated its prior ATM program established under the Capital on DemandTM Sales Agreement, dated March 11, 2021, between the Company and JonesTrading Institutional Services LLC.

Registered Direct Offering

On June 4, 2021, we entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021, sold an aggregate of 3,076,923 shares of our common stock and warrants to purchase 1,538,461 shares of our common stock (“RDO Warrants”) at an offering price of $4.875 per share and 0.50 RDO Warrants, for gross proceeds of $15.0 million, before deducting AGP’s fees and related offering expenses in the amount of $1.1 million. The purchase agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

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

Pre-Rexahn Merger Financing

Securities Purchase Agreement

On June 17, 2020, the Company, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $0.3 million invested by directors of the Company, and one director of Rexahn, upon closing of the Rexahn Merger (the “Pre-Merger Financing”). The Pre-Merger Financing also included the issuance of Series A Warrants and Series B Warrants discussed further below.

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

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). As of September 30, 2025, 5,665,838 Series A Warrants were still outstanding.

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

Cash Flows

The following table summarizes Opus’s cash flows for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024

Net cash used in operating activities	$(25,420)	$(18,138)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	25,914	4,269
Net increase (decrease) in cash and cash equivalents	$494	$(13,869)

Cash Flow from Operating Activities

For the nine months ended September 30, 2025, cash used in operating activities of $25.4 million was attributable to a net loss of $33.1 million, adjusted by a reclassification to financing activities related to the March 2025 financings and by non-cash net operating income of approximately $9.9 million in the aggregate, and attributed to a net change cash use of approximately $2.2 million in Opus’s net operating assets and liabilities. The non-cash expenses consisted principally of a fair value change in warrant and other derivative liabilities benefit of $5.8 million, stock-based compensation of $2.6 million, non-cash interest expense of $0.1 million, and depreciation of less than $0.1 million. The reclassification to financing activities for issuance costs attributed to our liability classified warrants was $1.3 million. The change in operating assets and liabilities was primarily attributable to a net decrease in our accounts payable and accrued expenses and by an increase in our prepaid expenses and other current assets, offset in part by a decrease in our accounts receivable, contract assets. All of the changes were attributed to fluctuations in Opus’s operating expenses and collections under the normal course of business.

Index
Opus Genetics, Inc.
Form 10-Q
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

Cash Flow from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $25.9 million that consisted principally of gross proceeds received from the March 2025 Offering and March 2025 Private Placement of $21.5 million in the aggregate, August 2025 Private Placement in the amount of $3.5 million and from the ATM in the amount of $2.1 million. Both financings were offset by issuance costs of $2.2 million in the aggregate. Lastly, we received funding of $1.0 million in connection with the RDF Agreement.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $4.3 million, consisting of net proceeds received from both the 2021 ATM and the equity line financing in the aggregate of $4.3 million.

Liquidity and Capital Resource Requirements

As of September 30, 2025 we had cash and cash equivalents of $30.8 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35 million, a milestone payment of $10 million, reimbursement and expected reimbursement of expenses and royalties earned under the Viatris License Agreement and, to a much lesser degree, from license agreements with BioSense and Processa in connection with the Rexahn RX-3117 drug compound, and other reimbursement from grants. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreement with Viatris, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.

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

Through the ATM program with Leerink, we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million. As of September 30, 2025, the Company had sold an aggregate of 9,479,494 shares of common stock under the ATM programs since their inception, resulting in gross proceeds of $28.5 million and total issuance costs of $1.4 million.

Index
Opus Genetics, Inc.
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

Contractual Obligations and Commitments

Our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, have not materially changed since we filed that report, except as discussed below.

Facility Lease

On January 1, 2025, the Company relocated its headquarters to Durham, North Carolina. On July 1st, 2025, the Company amended the lease for its headquarters in Durham, North Carolina for three months through September 30, 2025, and the lease is currently in place on a month-to-month basis.

The Company also leases additional laboratory space in Durham, North Carolina on a month-to-month basis. Upon the Opus Acquisition, the Company assumed a number of equipment leases which expired in July 2025 and are now on a month-to-month basis.

Letter Agreement and Strategic Partnership—FFB

Under the 2025 Letter Agreement, we are required to make the remaining $0.3 million payment installment on or before January 31, 2027 upon receipt of semi-annual reports from the FFB outlining the progress being made in the Study, including visit completion status and publication plans. For more information on the terms of the 2025 Letter Agreement and related payments thereunder, see Note 6 — Related Party Transactions in Part I, Item 1 – Financial Statements and Supplementary Data” of this Report.

RDF Agreement

On June 13, 2025, we entered into the RDF Agreement with the RDF, whose sole member is FFB, a significant stockholder of the Company, relating to our program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the MERTK gene.

Index
Opus Genetics, Inc.
Form 10-Q
Under the RDF Agreement, we will pay a milestone payment equal to the total amounts funded by RDF under the RDF Agreement upon the achievement of a regulatory milestone. We will also make tiered royalty payments to RDF in low-to-mid single percentages until RDF has received aggregate royalty payments equal to 300% of the amounts funded by RDF under the Agreement.  In the event of a change of control of the Company or a sale or exclusive license of the MERTK Program, RDF will have the option to require us to buy out RDF’s interest under the Agreement for an amount equal to 100% of the funds disbursed to us under the Agreement. For more information on the terms and related obligations under the RDF Agreement, see Note 6 — Related Party Transactions in “Part I, Item 1 – Financial Statements and Supplementary Data” of this Report.

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

Our other cash requirements within the next twelve months include accounts payable, accrued expenses, purchase commitments and other current liabilities. Our other cash requirements greater than twelve months from various contractual obligations and commitments may include operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2026. Refer to Note 4 – Commitments and Contingencies included in Part 1, Item 1 – “Financial Statements” of this Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.

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

 Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

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

Index
Opus Genetics, Inc.
Form 10-Q
License and Collaborations Revenue

We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 11 — License and Collaboration Revenue and Other Funding Agreements included in Part 1, Item 1 – “Financial Statements” of this Report.

Income Tax Assets and Liabilities

A full valuation allowance has been provided on our net deferred tax assets given the uncertainty of future taxable income and other related factors impacting the realizability of our remaining net deferred tax assets. For additional information, see Note 13 — Income Taxes included in “Part II, Item 8 – Financial Statements and Supplementary Data” in our Annual Report filed on Form 10-K for the year ended December 31, 2024, and see Note 13 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.

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

Index
Opus Genetics, Inc.
Form 10-Q
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our ability to utilize our common stock to finance future capital needs, or for other purposes, is limited by our authorized shares available for issuance.

Following the November 2025 Registered Direct Offering, we had authority to issue a total of 125.0 million shares of common stock, of which approximately 69.0 million shares had been issued and 54.4 million shares were reserved for issuance pursuant to outstanding stock options, restricted stock units, and warrants.

With the limited shares of common stock presently available for issuance, our ability to secure additional funding through the sale of common stock is very limited. Absent an increase in the shares of common stock authorized to be issued, we will be limited to other financing structures in the event additional financing is required. Such alternative structures may be less favorable or unavailable in which case we may be forced to forego opportunities. We may also be limited in our ability to offer equity awards to incentive our employees if we do not have adequate shares available for issuance.

Instability and operational disruptions at government agencies, such as the FDA, may adversely impact our development and commercialization plans by causing delays and requiring the use of additional, unforeseen resources to obtain regulatory approval for trials or products in our pipeline.

Our business depends largely on the successful clinical development, regulatory approval and commercialization of our product candidates. To advance our candidates, we, along with many of the third‐parties we currently and may in the future work with, must work closely with the FDA and comparable regulatory agencies in foreign jurisdictions. Such authorities play a vital role in the development of our product candidates by providing guidance on our clinical programs and reviewing and approving our regulatory submissions, including IND applications, requests for special designations, such as Orphan Drug Designation and Rare Pediatric Disease Designation, and marketing applications.

If these agencies experience unexpected funding losses or mass layoffs or are otherwise affected by the current or any future shutdown of the U.S. federal government, their oversight and review activities of existing and new submissions, such as IND applications, may be significantly disrupted or delayed. Such disruptions or delays could adversely impact our ability to develop and secure timely approval of our product candidates.

There are also ongoing deliberations within the current presidential administration and Congress over potentially substantial proposed cuts to the overall budget for the U.S. Department of Health and Human Services and funding of the FDA for the 2026 federal fiscal year. These budgetary decisions are unpredictable and remain subject to change. Such decisions could make it more difficult to secure grant funding from government agencies and nongovernmental foundations. Further, there is also instability and uncertainty surrounding how the current U.S. administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. We may have to expend additional resources to comply with any new policies and to engage with the appropriate agencies.

Index
Opus Genetics, Inc.
Form 10-Q
Government shutdowns and funding cuts may also negatively affect the SEC. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

If we fail to comply with the continued listing standards of Nasdaq, our common stock may be delisted, and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). In order to maintain our listing, we must satisfy Nasdaq’s continued listing requirements (the “Nasdaq Listing Rules”). The Nasdaq Listing Rules require that the closing price of our common stock generally remains at or above $1.00 per share (the “Minimum Bid Price Requirement”). The closing price of our common stock has recently traded below $1.00, and may fall below $1.00 per share in the future. If our common stock closes at a price below $1.00 per share for 30 consecutive business days, we could be delisted from Nasdaq. In the event we do receive notice of deficiency from Nasdaq, we expect that applicable Nasdaq Listing Rules would provide us with an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which may be extended by Nasdaq in its discretion.

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

During the quarter ended September 30, 2025, none of the Company’s directors or officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Index
Opus Genetics, Inc.
Form 10-Q
Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

4.1	Fourth Amendment to Ocuphire Pharma, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8, filed on September 10, 2025).
10.1+
Funding and License Agreement, dated as of July 22, 2025, by and among the Company, OpusTX, LLC, Eyes on the Future and RDH12 Fund for Sight (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2025).

10.2
Employment Agreement, dated as of August 29, 2025, by and between the Company and Robert Gagnon (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 2, 2025).

10.3**+	Side Letter to the License and Collaboration Agreement, dated as of August 13, 2025, by and between the Company and FamilyGen Life Sciences, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Documents are furnished not filed.

**	Indicates exhibits that are being filed herewith.

+	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

Index
Opus Genetics, Inc.
Form 10-Q
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2025

Opus Genetics, Inc.

By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Robert Gagnon
Robert Gagnon
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)