Form 10-K
period 2025-12-31
Opus Genetics, Inc.
filed 2026-03-12
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2025
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____ to _____

Commission File No. 001-34079

Opus Genetics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3516358
(State or other jurisdiction of incorporation or organization) 8 Davis Drive, Suite 220 Durham, NC (Address of principal executive offices)	(I.R.S. Employer Identification No.) 27713 (Zip Code)

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.9421, was approximately $45.9 million. As of March 5, 2026, there were 71,149,045 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.  Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

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

•
Our planned clinical trials may face substantial delays, result in failure, or provide inconclusive or adverse results that may not satisfy U.S. Food and Drug Administration (“FDA”) requirements to further develop our therapeutic products.

•	Delays or difficulties associated with patient enrollment in clinical trials may affect our ability to conduct and complete those clinical trials and obtain necessary regulatory approvals.

•	Changes in regulatory requirements could result in increased costs or delays in development timelines.

Risks Related to the Commercialization of RYZUMVI® and Other Product Candidates

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

Opus Genetics, Inc.
Form 10-K
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

•	Raising additional capital may cause our stockholders to be diluted, among other adverse effects.

•	Our ability to utilize our common stock to finance future capital needs, or for other purposes, is limited by our authorized shares available for issuance.

Risks Related to Government Regulation

•
Instability and operational disruptions at government agencies, such as the FDA, may adversely impact our development and commercialization plans by causing delays and requiring the use of additional, unforeseen resources to obtain regulatory approval for trials or products in our pipeline.

•
We operate in a highly regulated industry and face many challenges adapting to sudden changes in legislative reform or the regulatory environment, including due to government shutdowns and disruptions at government agencies, which cause delays, requires the use of additional, unforeseen resources, affects our pipeline stability, and could impair our ability to compete in international markets.

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

Opus Genetics, Inc.
Form 10-K
•	We may be unable to obtain full protection for our intellectual property rights under U.S. or foreign laws.

•	We may become involved in lawsuits for a variety of reasons associated with our intellectual property rights, including alleged infringement suits initiated by third parties.

Risks Related to Our Employee Matters and Managing Growth

•	We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•	As we grow, we may not be able to operate internationally or adequately develop and expand our sales, marketing, distribution, and other corporate functions, which could disrupt our operations.

Risks Related to Ownership of Our Common Stock

•	The market price of our common stock is expected to be volatile and if we fail to comply with the continued listing standards of Nasdaq, our common stock may be delisted.

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

Opus Genetics, Inc. (the “Company,” “Opus,” “we,” “us,” or “our”) is a clinical-stage biopharmaceutical company developing gene therapies to restore vision and prevent blindness in patients with inherited retinal diseases (“IRDs”), and other types of therapies for additional ophthalmic disorders.

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

Opus Genetics, Inc.
Form 10-K
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

Pipeline

Our pipeline is composed of a portfolio of gene therapies being developed as durable, one-time treatments designed to address the underlying genetic causes of severe retinal disorders. The pipeline includes seven adeno-associated virus (“AAV”)-based programs, led by OPGx-LCA5 for LCA5-related mutations and OPGx-BEST1 for BEST1-related retinal degeneration, with additional candidates targeting RHO, CNGB1, RDH12, NMNAT1, and MERTK. We are also advancing Phentolamine Ophthalmic Solution 0.75%, a small-molecule therapy that is FDA-approved for pharmacologically induced mydriasis, with additional potential indications in presbyopia and low-light visual disturbances following keratorefractive surgery.

Gene Therapy Approach

Retinal degeneration is a devastating cause of severe vision loss beginning in childhood and progressing into adulthood. It is estimated that over 350,000 people in the U.S., and approximately 4 to 6 million people worldwide are waiting for treatments for their individual genetic conditions, and more than 350 genes are known to cause inherited retinal diseases. Our IRD programs address mutations in genes that cause different forms of bestrophinopathy, Leber congenital amaurosis (LCA) and retinitis pigmentosa (RP), and are based on world-class science from gene therapy pioneers at the University of Pennsylvania (including the lab of Dr. Jean Bennett), Harvard Medical School, and the University of Florida.

By having multiple assets, we are taking a portfolio approach where we believe we will have advantages in our targeted indications. We conduct a rigorous process for selection of our clinical programs that is grounded in natural history studies and patient registries, and where there is validation using large animal models. For our chosen indications, we aim to ensure structure-function biology that is well-characterized with measurable outcomes amenable to gene augmentation. Our treatments are designed to target diseases where the structure is intact to treat the function and reverse the pathology in order to restore or preserve vision.

Because we are targeting rare diseases, we believe regulatory advantages may be available from agencies in the U.S. and other countries. This potential flexibility may allow for streamlined clinical development and paths to approval allowing us to develop the assets in an efficient and cost-effective manner.

Opus Genetics, Inc.
Form 10-K
Our treatments are administered via subretinal injection, a proven and reliable delivery method that allows us to directly target the location of disease in the retina.

Gene Therapy Programs

Our gene therapy programs address mutations in genes that cause different forms of Leber congenital amaurosis, bestrophinopathy, and retinitis pigmentosa.

OPGx-LCA5

If approved, our most advanced gene therapy program, OPGx-LCA5 could become the first gene therapy and one-time treatment for LCA5. The program has received a multi-million-dollar grant from the FDA Office of Orphan Drug Products. The program has also been granted Rare Pediatric Disease, Regenerative Medicine Advanced Therapy (RMAT), and Orphan Drug designations from the FDA. OPGx-LCA5 is potentially eligible for a Priority Review Voucher from the FDA upon approval of a Biologics License Application (BLA).

LCA5 Disease Characteristics

LCA5 is a severe, early-onset form of IRD that accounts for roughly 2% of all LCA cases, or approximately 170 people in the U.S. and 3,260 people worldwide. There are currently no approved therapies for LCA5-related inherited retinal degeneration, making gene therapy a potentially transformative approach.

The LCA5 gene encodes for the protein lebercilin, a ciliary protein which is critical for bidirectional protein trafficking in photoreceptor inner and outer segments. Photoreceptors are retinal cells that enable vision by absorbing light and transducing it into an electrochemical signal that is communicated to the visual centers of the brain. Loss of lebercilin disrupts outer segment development, leading to profound vision loss early in life.

In LCA5, the outer segments do not properly develop, and photoreceptor function is severely impaired. However, studies in patients with this mutation have reported evidence for the dissociation of retinal architecture and visual function in this disease, suggesting an opportunity for therapeutic intervention through gene augmentation.

Opus Genetics, Inc.
Form 10-K

OPGx-LCA5 Mechanism of Action

OPGx-LCA5 is designed to address a form of LCA due to biallelic mutations in the LCA5 gene. OPGx-LCA5 uses an adeno-associated virus 8 (AAV8) vector to precisely deliver a functional LCA5 gene to photoreceptors in the outer retina to restore structure and function. OPGx-LCA5 is the same promoter technology as used with LUXTURNA®.

Clinical Development Process and Plan

A Phase 1/2 clinical trial at the University of Pennsylvania is evaluating the safety and preliminary efficacy of OPGx-LCA5 in patients with IRD due to biallelic mutations in LCA5. Three adults and three pediatric participants were treated. In addition to safety, outcome measures evaluated include measurement of functional vision using: 1) Visual Acuity; 2) Multi-Luminance orientation and Mobility Test (MLoMT), a virtual reality mobility course; 3) Full-Field Stimulus Test (FST), which measures the retina’s sensitivity to light; and 4) microperimetry, which measures point-wise sensitivity to light.

In September 2023, we dosed the first adult participant in the trial. Upon review of the data from the first three adult patients, the data safety monitoring board indicated that there was no observed toxicity, and they recommended an adaptive trial design with data-driven dose escalation. Treatment of three pediatric subjects (13-17 years of age) was initiated in February 2025.

In September 2025, we reported the positive results from the six late-stage participants treated with OPGx-LCA5. The data included 3 adult participants treated out to 18 months and 3 pediatric participants treated out to 3 months. OPGx-LCA5 has been well tolerated by all the participants treated, with no ocular serious adverse events and no dose-limiting toxicities observed in any of the treated participants to date.  All ocular adverse events were mild and were anticipated, and there were no events related to the study drug. One pediatric participant presented with a cataract at screening that worsened at three months, which was deemed related to the surgical procedure and not to the study drug.

In the study, all six participants experienced improvements in vision, providing evidence of biological activity with the potential for functional restoration of vision in individuals with advanced disease. The three pediatric participants treated over three months demonstrated large gains in cone-mediated vision with improvements across multiple measures of visual function. In the three adult participants, responses have been observed out to 18 months, underscoring the potential durability of the treatment response. We are planning to present the Phase 1/2 six-month pediatric cohort data at the annual meeting of the Association for Research in Vision and Ophthalmology (ARVO) conference in May 2026.

On November 6, 2025, we announced the successful completion of a Type B RMAT meeting with the FDA regarding OPGx-LCA5. The meeting provided constructive feedback from the FDA on key elements of our registration strategy, including Chemistry, Manufacturing and Controls (CMC), and the pivotal trial design. The FDA acknowledged the significant unmet medical need for individuals with LCA5-related blindness and reaffirmed its commitment to regulatory flexibility for rare genetic diseases.

Opus Genetics, Inc.
Form 10-K
The Company will incorporate the FDA’s feedback into its updated clinical development and CMC plans to extend the current trial into a Phase 1/2/3 study to include enrolling as few as 8 participants in a single arm, 12-month study utilizing an adaptive design, which provides flexibility on endpoints and number of participants, reflective of LCA5 as a rare condition with an urgent medical need.

We expect the Phase 3 portion of the trial will include a run-in period prior to dosing to evaluate the natural history of each participant to serve as their own control in the study. Recruitment is ongoing with multiple participants enrolled to date for ongoing disease monitoring. Following availability of validated clinical drug supply manufactured with the intended commercial processes, dosing with OPGx-LCA5 is anticipated in the second half of 2026 with topline clinical data expected approximately one year later.

In September 2025, the FDA introduced the Rare Disease Evidence Principles (RDEP) review process to provide greater speed and predictability in the review of therapies intended to treat rare diseases with very small patient populations with significant unmet medical need and that are driven by a known genetic defect that is the major driver of the pathophysiology. With a patient population of fewer than 1,000 individuals, we believe that our LCA5 program meets the eligibility criteria for the RDEP process and we are targeting a submission of an application in the first quarter of 2026.

OPGx-BEST1

OPGx-BEST1 is in development for the treatment of BEST1-associated retinal disease, an IRD that can lead to progressive vision loss and legal blindness. Most bestrophinopathies exhibit a slow rate of decline and central photoreceptors usually remain viable for decades, providing a wide therapeutic window.

BEST1 Disease Characteristics

Best disease, or vitelliform macular dystrophy, is a rare inherited retinal condition caused by mutations in the BEST1 gene, leading to impaired retinal pigment epithelium (RPE) function, progressive vision loss, and, in some cases, blindness. BEST1 accounts for ~3.5% of all IRDs and affects an estimated 8,400 people in the U.S. and 22,050 people worldwide. The BEST1 gene encodes for production the bestrophin-1 protein, a channel which governs retinal ion and fluid homeostasis. BEST1 IRDs are characterized by retinal lesions, with symptoms including dimness of vision, metamorphosphia (distorted vision), and areas of vision loss or scotoma (blind spot).

BEST1 has two main phenotypes: Best Vitelliform Macular Dystrophy (BVMD) and Autosomal Recessive Bestrophinopathy (ARB). ARB is a severe, multifocal degeneration beginning in childhood while BVMD is a type of macular dystrophy. Vision-threatening complications of BVMD and ARB include choroidal neovascularization, retinal detachment, atrophy, and fibrosis, which may lead to irreversible vision loss and progression to legal blindness.

OPGx-BEST1 Mechanism of Action and Preclinical Development

Opus Genetics, Inc.
Form 10-K
OPGx-BEST1 is designed to target BEST1 using the AAV2 capsid to deliver a functional copy of the BEST1 gene to the retina so that bestrophin-1 protein is produced in RPE cells. This gene therapy approach aims to restore normal function of the RPE cells such that they can provide proper support to photoreceptors, the cells that detect light. We believe that OPGx-BEST1 could provide long-lasting benefit, potentially for the lifetime of the patient.

In preclinical studies conducted in a naturally occurring canine model of Best Disease, OPGx-BEST1 provided evidence in support of a first-in-man clinical trial. The safety/efficacy studies in cBEST1 showed regression of lesions and dose-dependent ERG improvement with favorable safety profile supporting clinical dosing.

Clinical Development Process and Plan

In November 2025, we dosed our first participant in our OPGx-BEST1 Phase 1/2 clinical trial, known as BIRD-1, in patients with BVMD or ARB. The trial is an adaptive, open-label, dose-exploring, safety and tolerability study. Treatment will be administered via a single subretinal injection in one eye of each participant with two dosing cohorts. The trial will also explore biological activity through functional and anatomical endpoints, including changes in visual function and retinal structure.

In December 2025, we announced that the Independent Data Monitoring Committee (IDMC) overseeing the trial completed its pre-specified safety review of the one-month data from the sentinel participant and recommended advancing enrollment and dosing of additional participants in the trial, without modification. Recruitment in the Phase 1/2 study is ongoing at two clinical sites in the U.S., with three additional sites expected to open. To date, two participants have been treated in the study, representing both dominant and recessive forms of BEST disease, with three-month results from the entire Cohort 1 expected mid-year 2026.

In February 2026, encouraging data was presented at the Macula Society Annual Meeting detailing results from the first (sentinel) participant treated with OPGX-BEST1 in the Phase 1/2 study.

This first participant has ARB disease with severe functional impairment. The data demonstrated that OPGx-BEST1 was well tolerated with no ocular inflammation, no ocular or treatment-related adverse events, and no dose limiting toxicities. Early signals of functional vision improvement were observed, including an equivalent 12-letter gain in Best Corrected Visual Acuity (BCVA) in the treated study eye. In addition, structural improvement in central subfield thickness (CST) was observed with a 23% decrease in the study eye. Resolution of intraretinal fluid was also seen as early as 1-month in areas with less atrophy.

We are planning to discuss with the FDA an adaptive Phase 1/2/3 trial design, similar to the design of the OPGx-LCA5 trial, with potential acceleration to a pivotal study.

Early-Stage Gene Therapy Programs

We also have five programs in pre-clinical development. Three programs are currently in IND-enabling studies, and several have received grant and/or partner funding to support their development.

OPGx-RHO

Encoded by the RHO gene, rhodopsin is an important component of the photopigment in rod photoreceptors that absorbs light and provides structure to the rod outer segments. Autosomal dominant mutations in rhodopsin cause RHO-adRP, which is characterized by progressive death of the rod photoreceptors that can lead to vision loss.

OPGx-RHO is a gene therapy that targets autosomal dominant retinitis pigmentosa caused by RHO mutations (RHO-adRP). RHO-adRP affects approximately 8,800 people in the U.S., and 30,580 people worldwide, making it one of the most common IRDs.

OPGx-RHO is designed to preserve the rod photoreceptors by replacing a patient’s mutant RHO gene with a functional copy, addressing the underlying genetic cause of disease. The program is currently in preclinical development and is being co-funded by the Foundation Fighting Blindness (“FFB”) and the National Institutes of Health (“NIH”).

OPGx-RDH12

Retinal dehydrogenase (RDH12)-associated disease is a severe, early-onset IRD marked by visual acuity loss in early childhood and rapid progression during adolescence. Patients with RDH12 mutations, which affect approximately 2,500 people in the U.S. and 31,040 people worldwide, often have early visual acuity loss with retinal structural changes by two years of age, and longitudinal studies have reported a steep decline in visual acuity within the second decade of life. RDH12 encodes a retinol dehydrogenase enzyme involved in the visual cycle, protecting photoreceptors from toxic metabolite accumulation.

Opus Genetics, Inc.
Form 10-K
OPGx-RDH12 is designed to restore protein expression and halt functional deterioration in patients with retinal dystrophy caused by mutations in the RDH12 gene. OPGx-RDH12 leverages AAVs to transport a functional gene to photoreceptors in the retina. In preclinical studies of OPGx-RDH12 in cellular and mouse models, we observed evidence of functional improvement of RDH12 activity. The program is currently in preclinical development and is being co-funded by the Global RDH12 Alliance.

OPGx-MERTK

MERTK-related IRD is a rare, autosomal recessive retinal dystrophy caused by mutations in the MERTK gene, leading to severe, progressive vision loss. MERTK plays a critical role in phagocytosis of photoreceptor outer segments by RPE cells. Mutations in the MERTK gene impair the retina’s ability to recycle photoreceptor components causing a rod-cone dystrophy with early macular atrophy, with retinitis pigmentosa being the most common phenotype. MERTK affects approximately 2,600 people in the U.S. and 22,000 people worldwide. There are currently no approved treatments for MERTK-related retinitis pigmentosa.

OPGx-MERTK is being developed for retinal degeneration caused by mutations in the MERTK gene. The therapy is designed to deliver a functional copy of the MERTK gene to retinal cells. We are advancing OPGx-MERTK using a modern AAV vector design, building on prior preclinical proof of concept and earlier clinical experience, with the aim of improving durability and efficacy. OPGx-MERTK is being co-funded by the FFB Retinal Degeneration Fund.

In January 2026, we announced the launch and funding of a clinical trial for OPGx-MERTK in Abu Dhabi in collaboration with the Department of Health – Abu Dhabi (DoH), the Cleveland Clinic Abu Dhabi, the Innovative Research Oversight and Support (IROS) division of the M42 group, and the Authority of Social Contribution – Ma’an. Clinical development activities are expected to commence at Cleveland Clinic Abu Dhabi in 2026.

OPGx-NMNAT1

NMNAT1 is an enzyme essential for regenerating an essential metabolite, nicotinamide adenine dinucleotide (NAD+), in cell nuclei. Photoreceptors, in particular, are highly vulnerable to loss of NMNAT1 function.

OPGx-NMNAT1 is a gene augmentation therapy designed to halt functional deterioration in pediatric patients with retinal degenerative disease caused by mutations in the nicotinamide mononucleotide adenylyltransferase 1 (NMNAT1) gene, which affects approximately 1,200 people in the U.S. and 5,290 people worldwide. Preclinical data in a mouse model that recapitulate key features of the human disease demonstrated that AAV-mediated delivery of NMNAT1 stabilized retinal degeneration. The program is currently in preclinical development.

OPGx-CNGB1

CNGB1-related eye disease is an autosomal recessive form of retinitis pigmentosa caused by mutations in the CNGB1 gene, which encodes a subunit of the rod photoreceptor cyclic nucleotide-gated (CNG) ion channel. It typically presents with childhood-onset night blindness, slowly progressive visual field loss, and relatively preserved central visual acuity until later stages. CNGB1 affects approximately 2,100 people in the U.S. and 10,150 people worldwide.

OPGx-CNGB1 is an AAV gene therapy being developed for retinitis pigmentosa due to mutations in the CNGB1 gene.

Phentolamine Ophthalmic Solution 0.75% (PS)

In addition to gene therapies, our pipeline includes Phentolamine Ophthalmic Solution 0.75%, a small-molecular, preservative-free ophthalmic therapy being developed to address multiple common and underserved vision conditions. PS is FDA-approved for pharmacologically induced mydriasis. Our objective with our clinical development programs for PS is to provide a safe, long-lasting and effective solution that restores near vision and enhances overall visual performance for people with presbyopia and low-light visual disturbances following keratorefractive surgery. To date, PS has shown a favorable tolerability profile with minimal to no headaches or dimming, and no drug-related increase in risk of retinal detachment, retinal tears, or vitreofoveal traction.

Opus Genetics, Inc.
Form 10-K
License and Collaboration

In November 2022, we entered into a license and collaboration agreement (the “Viatris License Agreement”) with a company now known as Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to intellectual property used to develop, manufacture, import, export and commercialize worldwide, except for certain countries and jurisdictions in Asia (i) our refractive product candidate PS, and (ii) PS with low dose pilocarpine for treating presbyopia.

The license rights for PS include three potential indications (a) reversal of pharmacologically-induced mydriasis, (b) presbyopia, and (c) decreased vision under mesopic (low) light conditions after keratorefractive surgery.

Mechanism of Action

PS is a once-daily sterile eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. The active pharmaceutical ingredient of PS, phentolamine mesylate, is a relatively non-selective alpha-1 and alpha-2 adrenergic antagonist that inhibits activation of the smooth muscle of the iris, reducing pupil diameter.

It works by blocking alpha-1 and receptors found on the radial iris dilator muscle, which are activated by the alpha-1 adrenergic receptors. PS is designed to reduce pupil diameter through a sympatholytic mechanism of action that avoids engaging the ciliary muscle, potentially reducing risks such as retinal tears or detachment associated with older parasympathomimetic agents. This differentiated mechanism allows potential improvement in visual performance while preserving distance vision, accommodation, and contrast sensitivity.

For the treatment of pharmacologically-induced mydriasis, PS, either by directly antagonizing the alpha-1 agonist or by indirectly antagonizing the pupil dilation effect of muscarinic blocking, may expedite the reversal of mydriasis prior to natural reversal. For presbyopic patients, we believe that it is possible to reach a target 2 mm to 3 mm optimal pupil diameter by relaxing the dilator iris muscle with PS and contracting the iris sphincter muscle with a muscarinic agonist such as low dose pilocarpine. Lastly, for the dim light vision disturbances, it is proposed that a moderate miotic effect by application of PS might mitigate night vision difficulties, a large portion of which are caused by imperfections or aberrations present in the periphery of the cornea.

Opus Genetics, Inc.
Form 10-K
Pupillary Mechanism:

Clinical Development Process and Plan

PS has been assessed in 14 investigator-initiated and company-sponsored Phase 1, Phase 2, and Phase 3 clinical trials. Across all these trials, over 1,200 adult subjects have been exposed to at least one dose of phentolamine ophthalmic solution 0.75%. Clinical trial data from Phase 2 and Phase 3 trials have been presented at meetings of the American Academy of Ophthalmology (AAO), Association for Research in Vision and Ophthalmology (ARVO), and American Society of Cataract and Refractive Surgery (ASCRS) and may be presented at future medical conferences.

Pharmacologically Induced Mydriasis: RYZUMVI® (phentolamine ophthalmic solution) 0.75%

Pharmacologically induced mydriasis is the artificial dilation of the pupils caused by chemical substances, such as eye drops or medications, rather than natural light changes. These substances work by blocking parasympathetic signals that constrict the pupil or stimulating sympathetic pathways that dilate it, resulting in pupils that are often fixed, unresponsive to light, and sometimes cause blurry vision.  There are approximately 100 million eye dilations in the United States performed annually.

In September 2023, PS was approved by the FDA for the treatment of pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic agents (e.g., tropicamide), or a combination thereof, under the brand name RYZUMVI® which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI® was commercially launched by Viatris in April 2024.

Presbyopia: VEGA Program

Presbyopia is an ophthalmic disorder that involves the progressive loss of ability to focus on close objects that typically becomes noticeable in the early to mid-40s. As the eye ages, the ability to focus for reading and other tasks that require clear vision at near distances decreases. Presbyopia patients experience blurred near vision, difficulty seeing in dim light and eye strain. This ubiquitous condition leads to the widespread use of reading glasses or bifocals. It is estimated that 128 million Americans, and approximately 2 billion people worldwide, have presbyopia, and this number is expected to grow as the population ages. PS is being developed as a non-invasive, once-daily alternative to reading glasses or multifocal lenses. The program has completed two pivotal Phase 3 trials.

In June 2021, we announced positive results from VEGA-1, our Phase 2 trial evaluating PS for the treatment of presbyopia. VEGA-1 (NYXP-201) was a double-masked, randomized, placebo-controlled, multi-center trial of PS and LDP compared with vehicle (placebo) ophthalmic solution in presbyopic patients. A total of 150 patients were randomized 4:3:3:4 to one of four treatment groups. The primary efficacy endpoint for this study was met.

Opus Genetics, Inc.
Form 10-K
In November 2023, we announced positive results from VEGA-2, our first Phase 3 trial evaluating PS for the treatment of presbyopia. VEGA-2 (NYXP-301) is a double-masked, randomized, placebo-controlled multi-center trial of PS, placebo and with adjunctive LDP compared with vehicle (placebo) in presbyopic patients. 333 subjects were randomized 1:1:1:1 to one of four treatment groups in two stages. The primary efficacy endpoint was met.

In June 2025, we announced positive topline results from VEGA-3, our second pivotal Phase 3 trial evaluating PS for the treatment of presbyopia. The study met its primary and key secondary endpoints, demonstrating rapid and sustained improvement in near visual acuity with a favorable safety profile and no evidence of tachyphylaxis over six weeks.

VEGA-3 was a multicenter, randomized, double-masked, placebo-controlled Phase 3 study that enrolled 569 participants across 36 sites in the United States. Subjects were randomized in a 3:2 ratio to receive either PS or placebo, administered once daily in the evening. The VEGA-3 trial met its primary endpoint, with a statistically significant 27.2% of participants treated with PS achieving a ≥15-letter improvement in binocular distance-corrected near visual acuity (DCNVA), with less than a 5-letter loss in binocular best-corrected distance visual acuity (BCDVA) at 12 hours post-dose on Day 8, compared to 11.5% of patients on placebo (p<0.0001). The trial also met key secondary efficacy endpoints, reinforcing the benefit observed.

Based on positive results from both Phase 3 studies, Viatris, the Company’s global commercialization partner for PS, filed a supplemental New Drug Application (sNDA) with the FDA in December 2025. In February 2026, the FDA accepted the sNDA and set a Prescription Drug User Fee Act (PDUFA) action date of October 17, 2026.

Decreased Vision Under Dim (Mesopic or Low) Light Conditions After Keratorefractive Surgery: LYNX Program

Phentolamine Ophthalmic Solution 0.75% is also being developed for visual disturbances under mesopic, or low-light conditions following keratorefractive surgery, including Laser-Assisted In Situ Keratomileusis (LASIK), Photorefractive Keratectomy (PRK), Small-Incision Lenticule Extraction (SMILE) and Radial Keratotomy (RK). These patients may experience glare, halos, starbursts, and impaired night driving, and there are currently no FDA-approved treatments.  There are an estimated 600,000 to 700,000 laser vision correction procedures conducted every year in the U.S., of these, 35% of LASIK patients report dim light disturbances post treatment.

In December 2023, we entered into an agreement under a Special Protocol Assessment (SPA) with the FDA for PS for decreased vision under dim (mesopic or low) light conditions following keratorefractive surgery. We have also received Fast Track designation from the FDA in this indication.

LYNX-1 (NYXDLD-301) was a Phase 3 double-masked, randomized, placebo-controlled, multi-center study comparing PS to placebo ophthalmic solution in 145 patients experiencing dim light vision disturbances at multiple sites across the U.S. Treatment was self-administered in each eye once daily at or near bedtime for 14 days. PS met the primary endpoint, showing a statistically significant higher percentage of subjects with ≥ 15 Early Treatment Diabetic Retinopathy Study (ETDRS) letters (≥ 3 lines) of improvement compared to baseline in monocular mLCVA at Day 8.  A total of 66 Treatment Emergent Adverse Events (“TEAEs”) were reported in 23 subjects (32%) treated with PS and 22 TEAEs were reported in 12 subjects (16%) treated with placebo. All TEAEs were mild or moderate in intensity, except for one severe TEAE (instillation site pain) experienced by a subject in the PS group. No subjects had any TEAEs leading to withdrawal from the study. One subject in each treatment group (PS and placebo) had TEAEs leading to study medication discontinuation.

In June 2025, we announced positive topline results from LYNX-2, our first pivotal Phase 3 trial evaluating PS for the treatment of significant, chronic night driving impairment in keratorefractive patients with reduced mesopic vision. The LYNX-2 study met its primary endpoint of a gain of three lines (or 15 letters) or more of distance vision improvement on a low contrast chart in low light conditions after 15 days of dosing. In the study, 17.3% of patients treated with Phentolamine Ophthalmic Solution 0.75% achieved a ≥15-letter Early Treatment Diabetic Retinopathy Study (ETDRS) (≥ 3-line) improvement in Mesopic Low Contrast Distance Visual Acuity (mLCVA) at Day 15, compared to 9.2% in the placebo group (p<0.05).

Opus Genetics, Inc.
Form 10-K
In September 2025, we announced that the first patient was dosed in LYNX-3, our second pivotal Phase 3 clinical trial evaluating PS for the treatment of significant, chronic night driving impairment in keratorefractive patients with reduced mesopic vision. Topline results from LYNX-3 are expected in the first half of 2026.

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

Clinical Development Process and Plan

APX3330 has been studied in over 375 healthy volunteers or patients with hepatitis or cancer or diabetic retinopathy (DR).

In August 2022 we completed ZETA-1, a Phase 2b double-masked, randomized, placebo-controlled, multi-center trial in 103 patients with DR and diabetic macular edema (DME). This study evaluated the effect of 600 mg daily dose of APX3330 in treating patients with DR, including moderately severe Nonproliferative Diabetic Retinopathy (NPDR) to mild Proliferative Diabetic Retinopathy (PDR), as well as patients with DME without loss of central vision. The primary endpoint was percent of patients with a ≥2 step improvement in Early Treatment of Diabetic Retinopathy Study (ETDRS) diabetic retinopathy severity scale (DRSS) at week 24 in the study eye. The ZETA-1 trial did not meet the primary endpoint in the study eye; however, the trial provided evidence of the potential for clinically meaningful prevention of progression of diabetic retinopathy when evaluating both eyes.  In the ZETA-1 trial, 13% of subjects within the placebo arm compared to 5% of subjects within the APX3330 arm worsened by ≥ 3 step on binocular person-level scale from baseline at week 24. Additional efficacy endpoints were directionally supportive of the biological effect of APX3330 in slowing the progression of DR and preserving vision.

In the first half of 2024, we conducted a subset analysis for ZETA-1 to evaluate the efficacy of APX3330 in slowing DR progression using the FDA’s agreed upon registration endpoint of a 3-step change on a binocular diabetic Retinopathy Severity Scale (DRSS). This 17-step person-level scale accounts for the DRSS scores of the two eyes and then anchors the step to the worse eye. The subset comprised 68 participants from the ZETA-1 trial who had a baseline DRSS score of 47 or 53 in at least one eye and 43, 47 or 53 in the other eye. Analysis of the ZETA-1 Phase 2 subset using the binocular person-level scale showed that no participants in the APX3330 group had a ≥ 4-step worsening at week 24 compared to 15.2% in the placebo group, representing a 100% reduction between groups (p=0.07). Similarly, only 5.7% of APX3330-treated subjects had a ≥ 3-step worsening at week 24 compared to 15.2% of placebo subjects, representing a 62.5% reduction between groups (p=0.26). Fewer participants in the APX3330 group developed proliferative diabetic retinopathy (PDR) by week 24 compared to the placebo group (11% vs 26% respectively; p=0.13).

Overall, there were 211 adverse events (“AEs”) in 64 subjects, with only 31 of these AEs considered drug-related (14 APX3330, 17 placebo). All treatment-related AEs were mild or moderate in severity. There were no adverse treatment effects on any other characteristics of the ophthalmic examination or on any assessments of systemic safety.

Opus Genetics, Inc.
Form 10-K
In October 2023, we conducted an EOP2 meeting with the FDA and shared the outcome of the meeting in October 2023 which stated the agreement on the registrational program for APX3330, including confirmation of the primary endpoint for registration of a systemic agent for DR. In December 2024, the Company reached agreement with the FDA under SPA related to a Phase 3 clinical trial design. However, due to our current strategic focus on advancing our gene therapy candidates, we are seeking a strategic partner to advance the clinical development of this late-stage diabetic retinopathy program

Overview of Eye Disease Market

Inherited Retinal Disease Market

Retinal degeneration is a devastating cause of severe vision loss beginning in childhood and progressing into adulthood.  There are more than 350 genes known to cause inherited retinal diseases. Only one of these, RPE65, has an approved treatment, LUXTURNA®.  Many of the mutations attributable to IRDs may be amenable to gene augmentation therapy using an established, standardized subretinal delivery method.  Our pipeline addresses seven of these mutations with variable prevalence as a potential one-time treatment.

The prevalence of IRDs varies widely across regions, creating significant opportunities for therapeutic development in both U.S. and ex‑U.S. markets. The IRD prevalence estimates highlight the distribution of genetically defined patient populations by region and gene, underscoring the breadth of our addressable market.

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

The technical transfer of the manufacturing process for drug substance and drug product to a cGMP commercial contract drug manufacturing organization (“CDMO”), SAFC Carlsbad Inc., is ongoing.  The new process includes a suspension process at 50L scale including analytical support, for pivotal Phase 3 clinical and pre-commercial readiness and Product Process Qualification (PPQ).

Opus Genetics, Inc.
Form 10-K
OPGx-BEST1

Manufacturing of cGMP-grade OPGx-BEST1 drug substance and drug product for BEST1 nonclinical toxicology and clinical studies was performed at Catalent Incorporated, with in-house and outsourced testing. Process and analytical development work for OPGx-BEST1 were conducted at small scale.  Following scale-up, replicate batches were produced at 200L scale, using the same process used for the Good Laboratory Practice (“GLP”) toxicology studies.  Batches of drug product, drug substance, and diluent were placed on stability programs which remain ongoing.

The technical transfer of the manufacturing process for drug substance and drug product to a cGMP CDMO, SAFC Carlsbad Inc., is ongoing.  The new process includes a suspension process at 200L scale including analytical support, for pivotal Phase 3 clinical and pre-commercial readiness and PPQ.

Early-Stage Gene Therapy Assets

The remaining IRD pipeline, including OPGx-RHO, OPGx-RDH12, OPGx-MERTK, OPGx-NMNAT1, and OPGx-CNGB1, are pre-clinical candidates in varying stages of phase appropriate development, based on the asset. Manufacturing completed to date has been conducted to support non-clinical toxicology programs, at a scale of 50L or less, with planning to support technical transfer and scale-up ongoing. There are no current or ongoing manufacturing agreements in place.  A request for proposal process, to include small scale process development, technical transfer, and analytical method development, to identify a manufacturing partner is being conducted. The overall corporate strategy is to advance each from the current manufacturing status, from pre-clinical into clinical Phase 1/2 readiness consolidated with a CDMO meeting capability requirements under cGMP manufacturing conditions.

Phentolamine Ophthalmic Solution 0.75% (PS)

Pursuant to the Viatris License Agreement, we have transferred commercial manufacturing responsibilities for RYZUMVI® to Viatris. Transfer of commercial manufacturing responsibilities for additional indications for which PS is in development is intended.  Currently, we use purchase orders with multiple manufacturers for PS clinical supply manufacturing. We are qualifying our selected manufacturers to provide bulk drug substances and drug products in conjunction with the planned sNDA regulatory submissions to the FDA.

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

Collaborations and Licenses

 Viatris License Agreement

In November 2022, the Company entered into the Viatris License Agreement, pursuant to which it granted Viatris (as successor to Famy) an exclusive, perpetual, sub-licensable license to develop, manufacture, import, export and commercialize (i) PS, for treating (a) reversal of mydriasis, (b) night vision disturbances or dim light vision, and (c) presbyopia, and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia (the “Viatris Territory”). The Company retains the exclusive right to develop, manufacture, have manufactured, import, export and commercialize the PS Products outside of the Viatris Territory.

Opus Genetics, Inc.
Form 10-K
Under the terms of the Viatris License Agreement, the Company, in partnership with Viatris, will develop the PS Products in the United States. Viatris will reimburse the Company for agreed-to budgeted costs related to the development of the PS Products through FDA approval, and then share costs above the agreed upon threshold amount.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Intellectual Property

Gene Therapy

We in-license multiple patents and patent applications directed to our gene therapy programs.  We also own one patent family directed to our MERTK therapeutic program.  Our patent estate for each gene therapy program, as of December 31, 2025, is described in more detail below.

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

For our BEST1 therapeutic program, we in-license four patent families.  The first patent family is directed to compositions of matter and therapeutic methods using such compositions of matter and has one patent in China and patent applications pending in the U.S., Europe, Japan, and additional foreign countries. The patent in China, and patents if granted based on the foregoing patent applications, would expire in 2039, not including any patent term extension. The second and third patent families are each directed to methods of treatment and have patent applications pending in the U.S., Europe, Japan, and additional foreign countries. Patents, if granted based on the foregoing patent applications, would expire in 2041, not including any patent term extension.  The fourth patent family is direct to methods of treatment and methods for assessing treatment and has patent applications pending in the U.S. and Europe. Patents, if granted based on the foregoing patent applications, would expire in 2042, not including any patent term extension.

For our RHO therapeutic program, we in-license two patent families, each directed to compositions of matter and therapeutic methods using such compositions of matter.  The first patent family has patents in the U.S., Europe, Japan, and additional foreign countries, while the second patent family has patents in the U.S., Japan and China. Each patent family also has patent applications pending in the U.S., Europe, and additional foreign countries. The foregoing patents, including any patents to grant based on the foregoing patent applications, will expire from 2037 to 2042, not including any patent term extension.

Opus Genetics, Inc.
Form 10-K
For our MERTK therapeutic program, we own one patent family directed to compositions of matter and therapeutic methods using such compositions of matter. This patent family contains pending patent applications in the US., Europe, Japan, and additional foreign countries. Patents, if granted based on the foregoing patent applications, would expire in 2044, not including any patent term extension.

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

For our NMNAT1 therapeutic program, we in-license one patent family directed to compositions of matter and therapeutic methods using such compositions of matter, consisting of one U.S. patent and pending patent applications in the U.S., Europe, Japan, and additional foreign countries. These patents, if granted based on the pending patent applications, would expire in 2041, not including any patent term extension.

For our CNGB1 therapeutic program, we in-license one patent family directed to compositions of matter and therapeutic methods using such compositions of matter.  This patent family contains a patent in the U.S. and Japan and pending patent applications in the U.S., Europe, and additional foreign countries, whereby the U.S. and Japanese patents and patents, if granted, based on the foregoing pending patent applications, expire in year 2038, not including any patent term extension.

PS

Our patent estate includes patents and patent applications to forms of phentolamine mesylate, formulations containing phentolamine mesylate, methods of using phentolamine mesylate, and methods of manufacturing phentolamine mesylate. We own all of the worldwide rights to PS for all indications, but out-license certain rights to PS pursuant to the Viatris License Agreement.

Our patent estate relating to PS contains over 15 U.S. patents, over nine pending U.S. non-provisional patent applications, two pending international patent application, as well as issued patents in Australia, Canada, Europe, Japan, and Mexico and pending patent applications in Europe, Japan, and other foreign countries.  Multiple U.S. patents and counterpart Australian, Canadian, European, and Japanese patents are directed to aqueous phentolamine mesylate formulations and are scheduled to expire in 2034.  Additional multiple U.S. patents and counterpart Australian, Canadian, European, and Japanese patents are directed to methods of improving visual performance using, for example, phentolamine mesylate and are scheduled to expire in 2034.

We also own two U.S. patents with claims to methods of treating presbyopia, and three U.S. patents with claims to methods of treating mydriasis—each of the foregoing U.S. patents are scheduled to expire in 2039. Additionally, we own one pending U.S. patent application with claims to treating presbyopia and two pending U.S. patent applications with claims to treating mydriasis. Counterpart patent applications are pending in Europe, Japan, and other foreign countries—if granted based on these pending applications, these patents would expire in 2039. Patent applications are also pending in the U.S., Europe, Japan, and other foreign countries directed to additional methods for treating mydriasis—if granted based on the foregoing patent applications, these patents would expire in 2042. We own two U.S. provisional patent applications directed to methods of treating presbyopia, whereby patents, if granted based on non-provisional patent applications to be filed based on these provisional patent applications, would expire in 2046.  In addition, we own a pending international patent application directed to improving visual performance under low light conditions, whereby patents, if granted based on non-provisional patent applications to be filed based on this international patent application, would expire in 2045.

We also own two U.S. patents, one pending U.S. patent application, and pending foreign patent applications in Europe, Japan, and additional foreign countries directed to high-purity phentolamine mesylate and methods for making the same.  We also have a pending international patent application and pending U.S. patent application directed to particular phentolamine mesylate crystal forms and their use—if granted based on the foregoing patent applications, these patents would expire in 2043.

We have obtained registration of the “RYZUMVI®” trademark in the United States.

Opus Genetics, Inc.
Form 10-K
APX3330

As of December 31, 2025, the patent estate that we in-license for APX3330 and related compounds contains over nine U.S. patents as well as issued patents in Europe, Japan, and additional foreign countries, and pending patent applications in Europe and Canada. The license is for the use and commercialization of APX3330 and related compounds covered by the subject patents and patent applications in the field of human health uses for ophthalmic and diabetes mellitus indications.

One in-licensed U.S. patent is directed to methods of treating diabetic retinopathy and other diseases using, for example, APX3330, and is scheduled to expire in year 2030, not including any patent term extension. Counterpart patents have issued in Europe, Japan, and additional foreign countries, which are scheduled to expire in year 2028. A separate in-licensed patent family directed to methods of treating wet Age-Related Macular Degeneration and other diseases using, for example, APX2009 or APX2014, contains one U.S. patent and patents in Europe, Japan, and additional foreign countries, as well as a pending patent application in Canada—these patents, including any patents to grant based on the pending patent applications, will expire in 2039.  Additional in-licensed patents and patent applications are directed to methods of treating certain retinal diseases, combination therapy, and/or derivatives of APX3330—these patents, including any patents to grant based on the foregoing pending patent applications, will expire from 2028 to 2038, not including any patent term extension.

In addition, as of December 31, 2025, we own one U.S. provisional patent application, two U.S. non-provisional patent application, one international patent application, and patent applications in Europe, Japan, and additional foreign countries and directed to methods of treating diabetic retinal diseases using APX3330. Patents, if granted, based on the foregoing patent applications, would expire from 2042 to 2045, not including any patent term extension. Additionally, we own pending patent applications in the U.S., Europe, Japan and other foreign countries directed to APX3330 salts and esters—whereby patents, if granted based on the foregoing patent applications, would expire in 2043, not including any patent term extension. Also, we own a pending international patent application directed to formulations containing APX3330, whereby patents, if granted based on non-provisional patent applications to be filed based on this international patent application, would expire in 2044, not including any patent term extension.

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

Inherited Retinal Diseases

While we are not currently aware of any direct competitors for our OPGx-LCA5 or OPGx-BEST1 gene therapy program, there are various companies developing gene therapies for the treatment of IRDs, which may ultimately directly compete with us in the future. To our knowledge, there are no active IRD gene therapy programs in development for the treatment of LCA5, BEST1, NMNAT1, or MERTK genes.  With respect to the RDH12 gene, there is an investigator-initiated trial in China and a program from MeiraGTX. For the RHO program, Octant Bio has a preclinical program in IND-enabling studies.  Cell therapies and optogenetics are potential competition for late stages for our diseases from genes of interest at which point, gene augmentation may be less efficacious.

PS

Phentolamine Ophthalmic Solution 0.75% is in development for additional indications of presbyopia as well as decreased visual acuity under low light conditions following keratorefractive surgery. There are multiple potential competitors for the treatment of presbyopia including Lenz Therapeutics (LNZ100 - 1.75% Aceclidine), AbbVie (VUITY® (pilocarpine hydrochloride ophthalmic solution) - 1.25%), and TenPoint Therapeutics (YUVEZZITM (carbachol and brimonidine tartrate ophthalmic solution) - 2.75%/0.1%). We are not aware of direct competition for the treatment of DLD following keratorefractive surgery.

Opus Genetics, Inc.
Form 10-K
In January 2025, we received a Paragraph IV Certification Notice (“Notice Letter”) that Sandoz, Inc., a provider of generic and biosimilar medicines (“Sandoz”), submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking approval to manufacture, use or sell a generic version of RYZUMVI® for the reversal of pharmacologically-induced mydriasis in the U.S. prior to the expiration of six of our patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication (the “Orange Book”). The Notice Letter alleges that these patents are invalid or unenforceable or will not be infringed by the generic product described in Sandoz’s ANDA.  If the challenge by Sandoz is successful, it could result in the introduction of a generic competitor to the market before the expiration of our patents, thereby reducing our market share and potential future revenue from sales of RYZUMVI® for reversal of pharmacologically-induced mydriasis. In March 2025, in collaboration with our commercialization partner for RYZUMVI®, we filed a complaint for patent infringement of certain RYZUMVI® patents against Sandoz in the District of New Jersey in response to Sandoz’s ANDA filing.  The complaint seeks, among other relief, equitable relief enjoining Sandoz from infringing the RYZUMVI® patents. The case is currently in the middle of fact discovery, and a trial date has been scheduled for January 2027.

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

The EMA is a decentralized agency governed by an independent management board responsible for the evaluation, supervision, and safety monitoring of medicines in the EU. The Medicines and Healthcare products Regulatory Agency (MHRA) regulates medicines, medical devices, and blood components in the United Kingdom (UK) and serves as a similar function to the EMA in the EU, following the exit of the UK from the EU (the so-called “Brexit”). The Japanese Pharmaceuticals and Medical Devices Agency (PMDA) serves a similar function to the FDA in the United States and is an independent administrative institution. The National Medical Products Administration (NMPA) is the Chinese agency for regulating drugs and medical devices (formerly the China Food and Drug Administration or CFDA).

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

Opus Genetics, Inc.
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

Opus Genetics, Inc.
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

Opus Genetics, Inc.
Form 10-K
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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labelling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or BLAs, or supplements to approved applications, or suspension or revocation;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through the first eleven months of FY 2032, unless additional Congressional action is taken (with the exception of a temporary suspension, and later a temporary reduction, instituted during the COVID-19 pandemic that expired on July 1, 2022).

In addition, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. The enhanced subsidies expired on December 31, 2025, but remain the subject of Congressional debate.

The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of Health and Human Services (“HHS”) must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Additionally, CMS has taken action to implement the administration’s “most-favored-nation” pricing policy, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. Further, in February 2026, the administration announced the launch of a government-sponsored direct-to-consumer platform intended to facilitate the sale of certain prescription drugs directly to patients, which may impact traditional distribution channels and pricing dynamics within the pharmaceutical market. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

Opus Genetics, Inc.
Form 10-K
Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures. Additionally, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles, including, for example, the current presidential administration’s continued commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may lead to slower response times and longer review periods, potentially affecting our ability to continue development of our product candidates or obtain regulatory approval for our product candidates.

The pharmaceutical industry is also subject to regulatory changes as the result of judicial challenges. For example, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

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

Opus Genetics, Inc.
Form 10-K
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

•
The FCA, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from government health care programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Further, a violation of the AKS  can serve as a basis for liability under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical manufacturers have been investigated and/or subject to government enforcement actions asserting liability under the FCA for a variety of alleged activities, including alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. Violations of the FCA may result in significant civil fines and penalties for each false claim. For conduct occurring after November 2, 2015 but for which penalties are assessed after July 2, 2025, civil penalties currently range from $14,308 - $28,619 per false claim or statement in addition to treble damages, and potential exclusion from participation in federal healthcare programs. There is also the federal Criminal False Claims Act, which is similar to the FCA and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government;

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

Opus Genetics, Inc.
Form 10-K
•
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that impose criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal AKS, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

Additionally, we expect certain of our products, if and when approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled. Specifically, we expect our products would be primarily reimbursed under Medicare Part D, which provides an outpatient prescription drug benefit for Medicare beneficiaries. Medicare Part D is implemented through private insurance plans under contractual arrangements between the plans and the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans develop formularies, impose utilization controls (such as prior authorization, step therapy, and quantity limits), and negotiate discounts from drug manufacturers. Because of this, the list of prescription drugs covered by Part D plans varies by plan. However, with limited exceptions, individual plans are required by statute to cover certain therapeutic categories and classes of drugs or biologics and to have at least two drugs in each unique therapeutic category or class. Our products may also be covered and reimbursed under other government programs, including those discussed below.

We expect that we (and/or any of our commercialization partners) would be required to participate in the MDRP in order for federal payment to be available for our products under Medicaid. Medicaid is a government health insurance program for eligible low-income adults, children, families, pregnant women, and people with certain disabilities and it is jointly funded by the federal and state governments. The MDRP requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the MDRP, manufacturers must pay a rebate to each state Medicaid program for quantities of products utilized on an outpatient basis (with some exceptions) that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. MDRP rebates are calculated using a statutory formula, state-reported utilization data, and pricing data that are calculated and reported by manufacturers on a monthly and quarterly basis to CMS. These data include the AMP and, in the case of single source and innovator multiple source products, the best price for each drug.

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

For example, on March 11, 2021, former President Biden signed the American Rescue Plan Act of 2021 into law, which included among its provisions a sunset of the provision in the ACA that capped pharmaceutical manufacturers’ rebate liability under the MDRP. Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the AMP for a covered outpatient drug. As of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. Further, on August 16, 2022, former President Biden signed the IRA into law. The IRA includes several provisions that may potentially impact our business, including provisions that (i) create a $2,000 cap (adjusted annually for inflation) on out-of-pocket expenses for Medicare Part D beneficiaries beginning in 2025, (ii) impose new manufacturer discount obligations for all drugs in Medicare Part D, (iii) allow the U.S. government establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS; (iv) require companies to pay rebates to Medicare for drug prices that increase faster than inflation. CMS has taken steps to implement the IRA, including: negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry, as several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (“OBBBA”) signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

Moreover, administrative actions continue to shape government pricing programs.  For example, in September 2024, CMS published a final rule that included significant revisions to certain MDRP provisions, including, but not limited to: (i) new definitions for key terms under the MDRP, such as “covered outpatient drug” and “market date”; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. The current administration has also considered several changes to the 340B program, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the Health Resources and Services Administration (“HRSA”) to CMS. Additionally, on July 31, 2025, HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. Although the Pilot was intended to become effective January 1, 2026, implementation was paused due to ongoing litigation; however, industry stakeholders anticipate that HRSA will implement a revised pilot program this year.

Opus Genetics, Inc.
Form 10-K
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

Human Capital Resources

As of December 31, 2025, we had 27 full-time employees, and 1 part-time employee, with the following assignments: ten engaged in clinical research, development, and regulatory activities, one of whom holds a Ph.D. degree, four engaged in research and development activities, all four of whom hold a Ph.D. degree, and fourteen engaged in finance, business development, human resources, and administrative support. We plan to continue to utilize expert consultants and contract organizations to support execution of the day-to-day operations. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe that we maintain good relations with our employees. We have expanded efforts to prioritize employee engagement by conducting employee surveys and offering increased professional development opportunities and education assistance benefits.

Available Information

Our Internet address is https://opusgtx.com. We make available free of charge through our investor relations website, ir.opusgtx.com/sec-filings, copies of our Annual Reports on Form 10 K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to the foregoing reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.

Opus Genetics, Inc.
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

In addition, the clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as our products, including OPGx-BEST1 and OPGx-LCA5, can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates, or how long it will take to commercialize any other products for which we receive marketing approval.

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

Gene therapy remains a novel technology with few approved to date in the United States and EU. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, if approved, prescribing treatments that involve the use of our product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any products for which we obtain marketing approval.

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

In addition, the FDA could impose a Risk Evaluation and Mitigation Strategy (“REMS”), and other non-US regulatory authorities could impose other specific obligations as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which could delay approval or commercial acceptance of our product candidates. A REMS may include, among other things, a communication plan to health care practitioners or patients, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Similar risk management programs could be imposed by equivalent authorities in foreign jurisdictions, including by the European Commission. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;

•	regulatory authorities may require additional warnings or limitations of use in product labeling;

•	we may be required to change the way a product candidate is administered or conduct additional clinical trials

•	we could be sued and held liable for harm caused by our products to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any products for which we receive marketing approval and could significantly harm our business, financial condition, results of operations, and prospects.

A Regenerative Medicine Advanced Therapy designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that such future product candidate will receive marketing approval.

We have obtained Regenerative Medicine Advanced Therapy (“RMAT”) designation in May 2025 for OPGx-LCA5 to treat LCA5, and we may seek additional RMAT designations for our future product candidates. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of BLAs. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or through reliance upon data obtained from a meaningful number of sites, including through expansion to a sufficient number of sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, be able to fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Opus Genetics, Inc.
Form 10-K
RMAT designation is within the sole discretion of the FDA. Accordingly, even if we believe one of our future product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. RMAT designation does not change the standards for product approval, and there is no assurance that such designation or eligibility for such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the product candidate fails to meet the qualifications as clinical data continues to emerge.

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

We received Orphan Drug Designation in September 2024 and Rare Pediatric Disease Designation in August 2024 for OPGx-LCA5 to treat LCA5. OPGx-BEST1 is potentially eligible for multiple regulatory designations, which we expect to file for in 2026. We may, in the future, apply for regulatory designations for our other gene therapy product candidates in the United States.

Orphan drug status provides incentives that include specialized guidance to help expedite development, exemption from user fees, and potential for seven years of market exclusivity following approval. Qualification to maintain orphan drug status is generally monitored by the regulatory authorities during the orphan drug exclusivity period, currently seven years from the date of approval in the United States. It is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan products.

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
Risks Related to the Commercialization of RYZUMVI® and Product Candidates which Obtain Marketing Approval

We depend heavily on the success of our product pipeline. If we fail to find strategic partners or we (including our strategic partner) fail to adequately commercialize our pipeline products, our business will be materially harmed.

Our business depends largely on the successful clinical development, regulatory approval and commercialization of gene therapies and Phentolamine Ophthalmic Solution 0.75% Eye Drops “PS”. Viatris is our strategic partner for the commercialization of FDA-approved RYZUMVI® and for the further development and commercialization, if FDA-approved, of PS. We (or any future our strategic partners) plan to invest a significant portion of our efforts and financial resources in the development of our products. Further, we have already spent significant efforts in developing our pipeline of products. Our ability to generate product revenues depends heavily on obtaining marketing approval for and commercializing our gene therapy products and PS for additional indications.

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

•
issues with making arrangements with third-party manufacturers for commercial quantities of RYZUMVI® and our product candidates and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	establishing sales, marketing, and distribution capabilities and launching commercial sales of RYZUMVI® and our product candidates, if and when approved, whether alone or in collaboration with others;

•	acceptance of RYZUMVI® and our product candidates by patients, the medical community, and third-party payors;

•	effectively competing with other therapies, including the existing standard-of-care;

•	maintaining a continued acceptable safety profile of RYZUMVI® and our product candidates following approval;

•	obtaining and maintaining coverage and adequate reimbursement from third-party payors;

Opus Genetics, Inc.
Form 10-K
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	protecting our rights in our intellectual property portfolio related to RYZUMVI® and our product candidates; and

•	our ability to fulfill requests for additional data regarding our product candidates.

In addition, under the Apexian License Agreement, the Company has rights to certain compounds for use in ophthalmic and diabetic diseases. The Company does not control the development of these compounds in other non-ophthalmic and non-diabetic indications.

Viatris has exclusive global rights to commercialize RYZUMVI® and PS in key global markets. Viatris’ failure to timely develop or commercialize these products would have a material adverse effect on our business and operating results.

We granted Viatris an exclusive right to commercialize RYZUMVI® and PS in key global markets. Additionally, we granted Viatris the exclusive right and license to develop RYZUMVI® and PS outside of the United States. The collaboration with Viatris may not be successful due to several factors, including the following:

•	Viatris may not be able to manufacture our products in a timely or cost-effective manner;

•	Viatris may not timely perform its obligations under the Viatris License Agreement;

•	Viatris may fail to effectively commercialize our products;

•	Viatris may not be able to sublicense RYZUMVI® or PS to one or more suitable parties outside the United States; or

•
contractual disputes or other disagreements between us and Viatris, including those regarding the development, manufacture, sub licensure and commercialization of our products, interpretation of the License Agreement, and ownership of proprietary rights. Viatris may select a new development partner for RYZUMVI® and PS in the U.S. upon 90 days’ notice to the Company.

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

The FDA granted Fast Track designation for PS for decreased vision under dim (mesopic or low) light conditions after keratorefractive surgery, and we may seek Fast Track designation for other product candidates. Even if received, Fast Track designation may not actually lead to a faster review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

The FDA granted Fast Track designation for PS for decreased vision under dim (mesopic or low) light conditions after keratorefractive surgery in February 2025, and we may in the future seek Fast Track designation for any other product candidates we may develop. There is no assurance that the FDA will grant this status to any of our other product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of product candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA.

Opus Genetics, Inc.
Form 10-K
Even with Fast Track designation, we may not experience a faster development, review or approval process compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.

If we fail to receive regulatory approval for gene therapy treatment of IRDs or any of our planned indications for our non-gene therapy product candidates or fail to develop additional product candidates, our commercial opportunity will be limited.

We are focused on the development of our gene therapy candidates for IRDs and our other product candidates for our target indications, DR, the reversal of pharmacologically-induced mydriasis, treatment of presbyopia, and decreased vision under dim (mesopic or low) lighting conditions after keratorefractive surgery. RYZUMVI® has been approved for the treatment of pharmacologically-induced mydriasis. However, we cannot assure you that we will be able to obtain regulatory approval of our product candidates for any other indication, or successfully commercialize our product candidates, following approval. If we do not receive regulatory approval for, or successfully commercialize, our product candidates for one or more of our targeted or other indications, our commercial opportunity will be limited.

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

The development and commercialization of new drug products, including in the gene therapy field, is highly competitive. We expect to face competition with respect to our product candidates, if approved, and will face competition with respect to any future product candidates that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions, and government agencies worldwide. The ophthalmic therapies market is highly competitive and dynamic. Our success will depend, in part, on our ability to obtain a share of the market for our planned indications. While to our knowledge there are currently no direct competitors for our OPGx-LCA5 gene therapy program, there are various companies developing gene therapies for the treatment of IRDs, which may ultimately directly compete with us in the future. Further, other pharmaceutical companies may develop therapies for the same indications that would compete with or our product candidates, if approved, and that would not infringe the claims of our in-licensed patents, pending patent applications, or other proprietary rights, which could adversely affect our business and results of operations.

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

Opus Genetics, Inc.
Form 10-K
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

Our product candidates, even if they do receive marketing approval, may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, or others in the medical community, particularly in the gene therapy space, which is a growing industry. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and may not become profitable. The degree of market acceptance for RYZUMVI® and our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Opus Genetics, Inc.
Form 10-K
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

physicians or patients may be reluctant to switch from existing therapies even if potentially more effective, safe or convenient;

ability of physicians to identify patients with rare genetic diseases (IRDs); and

•	limited genetic testing conducted on potential patients.

Aside from RYZUMVI®, which we launched through the Viatris partnership, we have not yet sold any of our products. Further, our gene therapy products, if approved, may have limited commercial opportunity due to the relatively uncommon genetic conditions targeted by such products. We cannot assure investors that there is a sufficient market demand for our products. Achieving market acceptance for our products will require substantial marketing efforts and expenditure of funds to create awareness and demand by participants in the industry. We have conducted limited independent market research to determine the extent of any demand that exists for the products to be provided by us and there is no guarantee that a sufficient interest in the market will exist for the products and services being produced by, or for, us. Any lack of sufficient demand for the products contemplated to be provided by us will have a material adverse effect on us.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Our only product approved for commercial sale is RYZUMVI®, which was launched in April 2024 by Viatris, our commercialization partner. We do not anticipate generating any additional product revenue, unless and until the FDA or other regulatory authorities approve, and we successfully commercialize, OPGx-LCA5, OPGx-BEST1, or our product candidates. Our ability to generate revenue depends on a number of factors, including our ability to:

•	the successful launch and widespread commercialization of our gene therapy candidates and other product candidates;

•	obtain approvals for late-stage drugs in development and the receipt of associated financial payments from our partner;

•
obtain favorable results from and complete the nonclinical and clinical development of our product candidates for their planned indications, including the successful completion of additional clinical trials for these indications;

•	submit applications to regulatory authorities for our product candidates and receive timely marketing approvals in the United States and foreign countries;

•
establish and maintain commercially viable supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support clinical development and meet the market demand for our product candidates that we develop, if approved;

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

Furthermore, as of December 31, 2025, we had an accumulated deficit of approximately $188.6 million. We have funded our operations primarily through the issuance of promissory notes and convertible notes in private placements, the issuance of common stock and warrants after becoming a publicly-traded company, and, more recently, fees and a milestone payment received under the Viatris License Agreement. We have devoted substantially all of our financial resources and efforts to the clinical development of our product candidates. Even assuming we obtain additional regulatory approval for one or more of our product candidates, we expect it to be several years before products currently in our pipeline are potentially ready for commercialization, and our product candidates may not gain market acceptance or achieve commercial success. We may not achieve profitability soon after generating product revenue, if ever, and may be unable to continue operations without continued funding.

Opus Genetics, Inc.
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

Additionally, there is no operating history on which investors may evaluate our business and our prospects. Investment in a clinical stage company such as ours is inherently subject to many risks. These risks and difficulties include challenges in accurate financial planning as a result of: (a) accumulated losses; (b) uncertainties resulting from a relatively limited time period in which to develop and evaluate business strategies as compared to companies with longer operating histories; (c) compliance with regulations required to commence sales of future products; (d) reliance on third parties for clinical, manufacturing, analytical laboratory work, nonclinical, regulatory, commercialization or other activities; (e) financing the business; and (f) meeting the challenges of the other risk factors described herein. We have no operating history upon which investors may base an evaluation of our performance; therefore, we are subject to all risks incident to the creation and development of a new business. There can be no assurance that we can realize our plans on our projected timetable in order to reach sustainable or profitable operations.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to continue to fund the further development of our product candidates and operations. Our future capital requirements may be substantial and will depend on many factors, including:

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

•
the costs associated with commercializing our product candidates, if we receive marketing approval, including the cost and timing of developing sales and marketing capabilities or entering into strategic collaborations to market and sell our product candidates and related milestone payments owed under such collaborations;

Opus Genetics, Inc.
Form 10-K
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

The health of the U.S. and global economy, and the equity and credit markets in particular, affects our business and operating results. If the equity and credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our vendors and development partners may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. Any weak or declining economy or political disruption, including international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have affected, and may continue to adversely affect our suppliers’ ability to provide our manufacturers with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously adversely affect our business.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until we can generate substantial product revenues, if ever, we expect to finance our operations through a combination of equity financings, structured financings such as royalty monetization, and potential strategic collaborations and licensing arrangements. We do not have any committed external source of funds. Debt or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. As a result, raising additional capital may not be achievable, even if desired, and, if achievable, may not be done on desirable terms. If we raise funds through strategic collaborations or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on unfavorable terms. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. This may reduce the value of our common stock.

Opus Genetics, Inc.
Form 10-K
Risks Related to Government Regulation

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

If these agencies experience unexpected funding losses or mass layoffs or are otherwise affected by the recent or any future shutdown of the U.S. federal government, their oversight and review activities of existing and new submissions, such as IND applications, may be significantly disrupted or delayed. Such disruptions or delays could adversely impact our ability to develop and secure timely approval of our product candidates.

Budgetary decisions for the U.S. Department of Health and Human Services and funding of the FDA are unpredictable and remain subject to change. Budget reductions could make it more difficult to secure grant funding from government agencies and nongovernmental foundations. Further, there is also instability and uncertainty surrounding how the current U.S. administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. We may have to expend additional resources to comply with any new policies and to engage with the appropriate agencies.

Government shutdowns and funding cuts have and may continue to also negatively affect the SEC. During the recent government shutdown, the SEC operated with reduced staff and functions, and may be subject to future partial or complete government shutdowns and funding cuts, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision may have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical and medical device industries. This framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. Relatedly, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
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

Problems with the timeliness or quality of the work of any contract research organization (“CRO”) may lead us to seek to terminate our relationship with any such CRO and use an alternative service provider. Making this change may be costly or delay our clinical trials, and contractual restrictions may make such a change difficult or impossible. If we must replace any CRO that is conducting our clinical trials, our clinical trials may have to be suspended until we find another CRO that offers comparable services. The time that it would take us to find alternative organizations may cause a delay in the commercialization of our product candidates, or it may cause us to incur significant expenses to replicate any lost data. Although we do not believe that any CRO on which we would rely would offer services that are not available elsewhere, we may be difficult to find a replacement organization that can conduct our clinical trials in an acceptable manner and at an acceptable cost. Any delay in or inability to complete our clinical trials could significantly compromise our ability to secure regulatory approval for our product candidates and preclude our ability to commercialize our product candidates, thereby limiting or preventing our ability to generate sales revenue.

Further, requirements related to clinical trials continue to evolve, which may require additional oversight, greater costs, and/or delay. In 2023, the FDA published guidance documents related to informed consent and GCPs that may present additional requirements to CROs.

Opus Genetics, Inc.
Form 10-K
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

We and/or our partners or potential partners may in the future rely on foreign CROs and contract manufacturing organizations (“CMOs”). Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us or our partners or potential partners, delay the procurement or supply of such material or have an adverse effect on our or our partners’ or potential partners’ ability to secure significant commitments from governments to purchase potential therapies. For example, the President recently signed into law the National Defense Authorization Act of 2026, which includes Section 851 regarding “prohibition on contracting with certain biotechnology providers” (“the BIOSECURE Act”), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities.

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

Opus Genetics, Inc.
Form 10-K
We have relied and will rely upon third-party manufacturers and testing labs in the United States and overseas for the manufacture and testing of our product candidates for nonclinical and clinical testing purposes and intend to continue to do so in the future, including for commercial purposes. If our third-party manufacturers and analytical labs are unable to supply or test drug substance and/or drug product on a commercial basis, we may not be able to successfully produce and market product candidates, if approved, or we could be delayed in doing so. For instance, we presently rely on one supplier in Italy for the drug substance for PS. If there is any delay or problem with the manufacture of these drug substances or if there is a delay in producing finished drug product from these drug substances, the possible approval of our product candidates and potential commercial launch may be delayed or otherwise adversely affected. We will rely on comparison of product specifications (identity, strength, quality, and purity) to demonstrate equivalence of the current drug substance and/or drug product to the drug substance and/or drug product used in previously completed nonclinical and clinical testing. If we are unable to demonstrate such equivalence, we may be required to conduct additional nonclinical and/or clinical testing of our product candidates. Due to other potential problems related to transfers, we are working to obtain a second supplier located in India for the active pharmaceutical ingredient of PS. Establishing these additional sources, including qualifying their manufacturing processes and demonstrating the equivalence of their products, may be costly, time-consuming, and difficult to effectuate, and may delay our research and development activities. Any future transfers of manufacturing to a different third party will likely be expensive and time consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before using or selling any products manufactured at that facility. If we must replace any manufacturer, our research and development activities may have to be suspended until we find another manufacturer that offers comparable services. The time that it takes us to find alternative organizations may cause a delay in the development and commercialization of product candidates.

We have entered and may enter into licensing arrangements for the development or sale of product candidates (such as the Viatris License Agreement) and strategic alliances (such as the ones with the Foundation Fighting Blindness and its Retinal Degeneration Fund). We may enter into other licensing arrangements and strategic alliances in the future. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business could be harmed.

We have entered into and may form or seek additional strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates (such as the Viatris License Agreement, the letter of agreement with Foundation Fighting Blindness (“FFB”) and the funding agreement with the FFB Retinal Degeneration Fund). Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, pay milestones, redirect our capital to certain indications, or issue securities that dilute our existing stockholders, which may disrupt our management and business. Our likely collaborators include large, mid-size, regional, or national pharmaceutical companies and biotechnology companies.

Certain arrangements with third parties, may result in limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Collaborations involving product candidates pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

Opus Genetics, Inc.
Form 10-K
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

Opus Genetics, Inc.
Form 10-K
If future collaboration partners fail to develop or effectively commercialize product candidates for any of these reasons, such product candidates may not be approved for sale and our sales of such product candidates, if approved, may be limited, which would have an adverse effect on our operating results and financial condition.

We face significant competition in attracting collaborators for development, manufacturing or commercialization plans. We already have a collaboration with Viatris for the development and commercialization of RYZUMVI® and PS. Whether we reach a definitive agreement for collaboration for other drug products will depend, among other things, upon our assessment of the proposed collaborator’s resources, expertise, and evaluation of a number of factors related to the associated product candidate, as well as the terms and conditions of the proposed collaboration. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which may exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaborations and whether such a collaboration could be more attractive than one with us. We may not be able to enter into these agreements on commercially reasonable terms, or at all.

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

Opus Genetics, Inc.
Form 10-K
Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for our product candidates, our competitors could develop and commercialize products or technology similar or identical to ours, which would adversely affect our ability to successfully commercialize any product candidates we may develop, our business, results of operations, financial condition and prospects.

We and our licensors have sought to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and product candidates.

Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to overcome rejections related to prior art or other statutory requirements, or to generate additional pre-clinical or clinical data that support the patentability of our proposed claims. We may not be able to overcome such rejections or generate sufficient additional data on a timely basis, or at all.

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

We cannot assure you that any of our patents have matured, or that any of our pending patent applications will mature, into issued patents that will include claims with a scope sufficient to protect our product candidates. Others have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, for example by claiming the same compounds, methods or formulations or by claiming subject matter that could dominate the patents that we own or in-license. The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, derivation proceedings, ex parte reexamination, inter partes review proceedings, supplemental examination and challenges in district court. Patents may be subjected to opposition, post-grant review, or comparable proceedings in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, opposition, post-grant review, inter partes review, supplemental examination, or revocation proceedings may be costly or time-consuming. Thus, any patents that we may own or exclusively license may not provide meaningful protection against competitors. Furthermore, an adverse decision in an interference proceeding or derivation proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates.

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

Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in or the methods used to make their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

Opus Genetics, Inc.
Form 10-K
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

Patents have a limited lifespan. The natural expiration of a patent is generally 20 years after its effective filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the extensive period of time between patent filing and regulatory approval for a product candidate, the time during which we can market a product candidate under patent protection is limited, and our patents may expire before we obtain such approval. Without patent protection for our product candidates, we may be vulnerable to competition from similar or generic versions of our product candidates, which may affect the profitability of our product candidates.

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

Opus Genetics, Inc.
Form 10-K
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Maintaining patents in the U.S. is an expensive process and it is even more expensive to maintain patents and patent applications in foreign countries. As a result, it is possible that we and our licensors will fail to maintain such patents thereby reducing the rights of our portfolio. The patent position of pharmaceutical, biotechnology, and medical device companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued, which patents would protect our technology and products and effectively prevent others from commercializing competitive technologies and products.

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

In 2011, the United States enacted wide-ranging patent reform legislation with the America Invents Act (“AIA”). An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before we do could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions. Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Additionally, the U.S. Supreme Court’s holdings in several patent cases in recent years, such as Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad I), Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, have narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition, the U.S. Supreme Court’s decisions in Mayo, Alice, and Myriad have significantly narrowed the scope of patent-eligible subject matter, and subsequent guidance from the USPTO continues to evolve. Patents and patent applications directed to nucleic acid sequences, gene therapy constructs, or naturally-derived biological materials may be challenged as being directed to patent-ineligible subject matter under 35 U.S.C. § 101. A successful § 101 challenge to one or more of our patents or patent applications could significantly impair or eliminate patent protection for our gene therapy product candidates, which would have a material adverse effect on our business.

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

In jurisdictions where we have not obtained patent protection, competitors may use our intellectual property to develop their own products and further, may commercialize or export otherwise infringing products in or to territories where we have patent protection, but where it is more difficult to enforce a patent as compared to the United States. Competitor products may compete with our product candidates in jurisdictions where we do not have issued or granted patents or where our issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly that relating to pharmaceuticals. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we, or any future licensor, encounter difficulties in protecting, or is otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we, or any licensor, are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.

We are involved in a patent litigation lawsuit with a potential competitor with respect to RYZUMVI® and we may become involved in additional lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe on our patents, the patents of our licensing partners, or other intellectual property rights. For example, in March 2025, in collaboration with our commercialization partner for RYZUMVI®, we filed a complaint for patent infringement of certain RYZUMVI® patents against Sandoz in the District of New Jersey in response to Sandoz’s ANDA filing. The complaint seeks, among other relief, equitable relief enjoining Sandoz from infringing certain RYZUMVI® patents. The case is currently in the middle of fact discovery and a trial date has been scheduled for January 2027.

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

Litigation proceedings may fail and, even if successful, may be costly and a distraction to our management and other employees. We may not be able to prevent, alone or with our collaborators, misappropriation or infringement of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, they could have a substantial adverse effect on the price of our common stock.

Opus Genetics, Inc.
Form 10-K
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have an adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our medicines and technology, including interference or derivation proceedings, post-grant reviews, inter partes reviews, or other procedures before the USPTO or other similar procedures in foreign jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, our license rights could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. We could be forced, including by court order, to cease developing and commercializing the infringing technology or product candidate. In addition, we could be held liable for substantial monetary damages, potentially including treble damages and attorneys’ fees, if found to have willfully infringed or if such litigation is found to be exceptional. A finding of infringement could prevent us from commercializing a product candidate or force us to cease some of our business operations, which could harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. The cost to us of any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial and may result in substantial costs and distraction to our management and other employees. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

We may be subject to damages resulting from claims that our employees or consultants have wrongfully misappropriated the intellectual property of their former employers.

Many of our employees and consultants have been previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information or intellectual property of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could detract from our ability to develop or commercialize our product candidates.

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

Opus Genetics, Inc.
Form 10-K
Obtaining and maintaining our trademark protection depends on approval from the USPTO and other foreign government agencies, and third parties may challenge, misappropriate, or otherwise weaken our trademark rights.

We have obtained registration of the “RYZUMVI®” trademark in the United States. We have not yet registered trademarks for any other product candidates in any jurisdiction (other than “NYXOL”, which we are no longer using). If we do not secure and maintain registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could affect our business. When we file trademark applications for a product candidate, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained, or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but may not be able to overcome such rejections. In addition, the USPTO and comparable agencies in many foreign jurisdictions allow third parties opportunities to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings. In addition, any proprietary name we propose to use with a future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed drug names, including an evaluation of potential for confusion with other drug names. If the FDA objects to any proposed proprietary drug name for any of our product candidates, we may be required to expend significant additional resources in an effort to identify a suitable substitute proprietary drug name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. If we register any of our trademarks, our trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to infringe on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

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

Opus Genetics, Inc.
Form 10-K
The allocation of inventorship and ownership of intellectual property arising from collaborative activities can be complex and uncertain. Inventorship disputes can be expensive and time-consuming to resolve, and their outcome is unpredictable. An adverse resolution of any such dispute could result in us losing valuable patent rights, being required to obtain licenses, if available, from third parties that we did not anticipate, or being unable to prevent third parties from exploiting technology that we consider proprietary to us. Under U.S. patent law, each joint owner of a patent has the independent right to exploit the patent, including by practicing the patented invention and by granting licenses to third parties, without the consent of, and without any obligation to account to, any other co-owner, unless the joint owners have entered into a separate written agreement to the contrary. Accordingly, if any of our patents or patent applications are determined to be jointly owned with a third party, such third party could independently practice the jointly-owned invention or license it to our competitors without our consent and without any obligation to share resulting revenues with us. This could significantly impair our competitive position and our ability to derive commercial value from such intellectual property.

In addition, the agreements under which intellectual property or technology is licensed from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. In addition, we cannot be certain that the patent preparation, filing, prosecution and maintenance activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.

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

Also, we do not have total control over the preparation, filing, prosecution and maintenance of patents and patent applications covering the technology that we license under these agreements. We cannot be certain that the preparation, filing, prosecution, and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Our licensors may elect to reduce their investment in, or entirely abandon, the prosecution of certain patent applications or the maintenance of certain patents that are licensed to us. If a licensor abandons prosecution of a patent application or fails to pay the maintenance or annuity fees necessary to keep a licensed patent in force, we may lose patent protection that is critical to our business, and our competitors may be able to enter the market as a result. Our licensors may take positions during patent prosecution, including accepting claim amendments or making statements in response to examiner rejections, that narrow the scope of the claims of in-licensed patents in ways that are adverse to our commercial interests. We may have limited or no ability to prevent our licensors from taking such positions, and narrowed patent claims may be insufficient to prevent competitors from commercializing products that compete directly with our product candidates. Our license agreements may not give us the right to step in and assume prosecution or maintenance of a licensed patent application or patent in the event our licensor fails or declines to do so. Even where our license agreements contain such step-in rights, we may not have sufficient resources, expertise, or access to relevant prosecution history and supporting documentation to effectively exercise those rights, and we may be subject to restrictions that limit our ability to prosecute in a manner that best serves our commercial interests.

In addition, our licensors may grant licenses to, or otherwise permit the use of, the in-licensed intellectual property by third parties, including our competitors, in ways that overlap with or diminish the value of our licensed rights. Even where we hold exclusive licenses, the scope of our exclusivity may be subject to dispute or interpretation, and our licensors may take the position that certain grants to third parties fall outside the scope of our exclusivity. If our licensors grant overlapping licenses to our competitors, or if competitors obtain rights from our licensors to develop or commercialize products that compete with our product candidates, our competitive position could be materially harmed.

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

We may acquire or seek to acquire the rights to other products, product candidates, or technologies in the future. The future growth of our business may depend in part on our ability to acquire the rights to approved products, additional product candidates, or technologies. However, we may be unable to acquire the rights to any such products, product candidates, or technologies from third parties. The acquisition of pharmaceutical products is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire products, product candidates, or technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire the rights to the relevant product, product candidate, or technology on terms that would allow us to make an appropriate return on our investment. Furthermore, we may be unable to identify suitable products, product candidates, or technologies within our area of focus. If we are unable to successfully obtain rights to suitable products, product candidates or technologies, our ability to pursue this element of our strategy could be impaired.

Opus Genetics, Inc.
Form 10-K
Risks Related to Our Employee Matters and Managing Growth

We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on our management, scientific, and medical personnel, including George Magrath, MD, Chief Executive Officer and Board Director. We have entered into employment agreements with our executive officers, but any employee may terminate his or her employment with us. The loss of the services of any of our executive officers, other key employees or consultants, or other scientific and medical advisors in the foreseeable future might impede the achievement of our research, development, and commercialization objectives. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as meeting financial goals, and maintaining or expanding our business. We rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Recruiting and retaining qualified scientific personnel and business and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may also make it more challenging to recruit and retain qualified scientific personnel.

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

In addition to our U.S. operations, we may pursue international operations in the future and would face risks associated with such global operations, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax, and labor conditions, which could harm our business. We plan to conduct clinical trials outside of the United States. We are subject to numerous risks associated with international business activities, including:

•	compliance with differing or unexpected regulatory requirements for our product candidates;

•	different medical practices and customs affecting acceptance of our product candidates, if approved, or any other approved product in the marketplace;

•	language barriers;

Opus Genetics, Inc.
Form 10-K
•	the interpretation of contractual provisions governed by foreign law in the event of a contract dispute;

•	difficulties in staffing and managing foreign operations, and an inability to control commercial or other activities where it is relying on third parties;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•	production shortages resulting from any events affecting raw material supply or manufacturing capability abroad;

•	foreign government taxes, regulations, and permit requirements;

•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls, and other regulatory requirements;

•	economic weakness, including inflation, natural disasters, war, events of terrorism, or political instability in particular foreign countries;

•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;

•	compliance with tax, employment, immigration, and labor laws, regulations, and restrictions for employees living or traveling abroad;

•	changes in diplomatic and trade relationships; and

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

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in our relationships with our licensors or other strategic partners;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in ours and our competitors’ results of operations;

•	substantial sales of shares of our common stock due to the release of lock-up agreements;

•	the announcement of clinical trial results;

•	the announcement of potentially dilutive financings;

•	changes in earnings estimates or recommendations by securities analysts;

•	changes in the structure of healthcare payment systems;

•	developments and market conditions in the pharmaceutical and biotechnology industries;

•	any acquisitions or dispositions of products, product candidates or businesses; and

•	the results of clinical trials of our gene therapy products, PS, or any other product candidate that we may develop.

Further, the stock market, in general, and the market for biotechnology companies, in particular, have experienced extreme price and volume fluctuations. As a result of this volatility, investors may not be able to sell their securities at a profit. Continued market fluctuations could result in extreme volatility in the price of our common stock, which may be unrelated or disproportionate to our operating performance and could cause a decline in the value of our common stock and result in substantial losses for purchasers of our common stock.

Our ability to utilize our common stock to finance future capital needs, or for other purposes, is limited by our authorized shares available for issuance.

As of December 31, 2025, we had authority to issue a total of 125.0 million shares of common stock, of which approximately 69.9 million shares had been issued and 48.9 million shares were reserved for issuance pursuant to outstanding stock options, restricted stock units, and warrants.

Because a limited number of shares of common stock are presently available for issuance, our ability to raise additional capital through the sale of common stock is significantly constrained. We currently anticipate asking stockholders to approve an increase in our authorized shares of common stock at the 2026 Annual Meeting of Stockholders. If such approval is not obtained, we may be required to rely on alternative financing structures if additional capital is needed. These alternative financing arrangements may be less favorable to us or may not be available on acceptable terms, which could require us to forego business opportunities. In addition, if we do not have sufficient shares available for issuance, our ability to offer equity-based compensation to attract, retain, and incentivize employees may be limited.

Opus Genetics, Inc.
Form 10-K
If we fail to comply with the continued listing standards of Nasdaq, our common stock may be delisted, and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market (“Nasdaq”). In order to maintain our listing, we must satisfy Nasdaq’s continued listing requirements (the “Nasdaq Listing Rules”). The Nasdaq Listing Rules require that the closing price of our common stock generally remain at or above $1.00 per share (the “Minimum Bid Price Requirement”). The closing price of our common stock has traded below $1.00, and may fall below $1.00 per share in the future. If our common stock closes at a price below $1.00 per share for 30 consecutive business days, we could be delisted from Nasdaq. In the event we do receive a notice of deficiency from Nasdaq, we expect that the applicable Nasdaq Listing Rules would provide us with an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement, which may be extended by Nasdaq in its discretion.

There can be no assurances that we will be able to continue to comply with the Minimum Bid Price Requirement. We intend to monitor the closing price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. There are many factors outside of our control that may adversely affect our minimum bid price, including those described herein and in our other filings with the SEC.

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

We do not anticipate paying any cash dividends in the foreseeable future.

We currently expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain, if any, for the foreseeable future.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could seriously harm our business. The outcome of any future litigation is uncertain and, we may incur significant costs and damages to our reputation.

Actions of activist stockholders could adversely affect our business and stock price and cause us to incur significant expenses.

We strive to maintain constructive, ongoing communications with all of our stockholders. While our Board and management welcome stockholder views and opinions with the goal of enhancing value for all our stockholders, we may from time to time be subject to proxy solicitations, stockholder proposals, or other attempts to effect changes or acquire control over the Company by activist stockholders that may not align with our business strategies or the best interests of all of our stockholders. In 2025, we were the target of a proxy contest initiated by Mina Sooch, our former Chief Executive Officer, which was settled prior to the 2025 Annual Meeting of Stockholders. Responding to proxy contests, proposals, and other actions by activist stockholders requires, and may in the future require, us to incur significant legal and consulting costs, proxy solicitation expenses, and administrative and associated costs. In addition, responding to proxy contests, proposals, and other actions by activist stockholders may divert the attention of our Board, management team and employees and disrupt our business and operations.

Opus Genetics, Inc.
Form 10-K
Perceived uncertainties regarding our future direction, our ability to execute our strategy, or changes to the composition of our Board or management team could arise due to proposals by activist stockholders or a proxy contest. Such perceived uncertainties could interfere with our ability to execute our strategic plans, be exploited by our competitors and/or other activist stockholders, result in the loss of potential business opportunities, make it more difficult to attract and retain financial professionals and qualified employees, and adversely affect our relationship with existing and potential business partners, any of which could have a material adverse effect on our business. Further, actual or perceived actions by activist stockholders may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects. Additionally, we may in the future become party to litigation as a result of matters arising in connection with a proxy contest or other activist stockholder actions, which could serve as a distraction to our Board and management and could require us to incur significant additional costs.

Our ability to utilize our common stock to finance future capital needs, or for other purposes, is limited by our authorized shares available for issuance.

Following our registered direct offering in November 2025, we had authority to issue a total of 125.0 million shares of common stock, of which approximately 69.0 million shares had been issued and 49.8 million shares were reserved for issuance pursuant to outstanding stock options, restricted stock units, and warrants.

With the limited shares of common stock presently available for issuance, our ability to secure additional funding through the sale of common stock is very limited. Absent an increase in the shares of common stock authorized to be issued, we will be limited to other financing structures in the event additional financing is required. Such alternative structures may be less favorable or unavailable in which case we may be forced to forego opportunities. We may also be limited in our ability to offer equity awards to incentive our employees if we do not have adequate shares available for issuance. We plan to ask stockholders to approve an increase in our authorized shares of common stock at the next annual meeting of stockholders, but there is no assurance that such approval will be obtained.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

The Company has adopted a cybersecurity risk management program that includes processes designed to identify, assess, manage, and monitor risks from cybersecurity threats. We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity awareness and risk management. These processes include conducting an assessment of internal and external threats to the security, confidentiality, integrity and availability of Company data and systems along with other material risks to Company operations, at least annually and whenever there are material changes to the Company’s systems or operations, and responding to risks identified. The Company’s cybersecurity and risk management program is based on National Institute of Standards and Technology (NIST) frameworks. As part of our risk management process, the Company also engages outside providers to conduct periodic security assessments. As part of our third-party risk management program, we conduct assessments of vendor cybersecurity risks, including risks associated with our cloud vendors and other third parties.

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

Opus Genetics, Inc.
Form 10-K
Governance

The cybersecurity risk management program, including the prevention, detection, mitigation, and remediation of cybersecurity incidents, is led by the Company’s Chief Operating Officer and VP of Accounting in coordination with the Company’s IT managed service provider. Both of these individuals have experience in overseeing our cybersecurity and information technology programs and have held similar oversight functions in prior roles. We rely heavily on information technology consultants for advice and expertise on monitoring evolving industry standards and to monitor our compliance with applicable policies.  The VP of Accounting reports on cybersecurity matters to the Company’s Audit Committee at least annually, as well as any time there are material changes to the Company’s systems or operations and material updates are shared at each regular meeting of the full Board. The VP of Accounting also reports to the Company’s Chief Financial Officer and other members of our senior management as appropriate. These reports may feature an overall assessment of the Company’s compliance with the Company’s cybersecurity policies and include topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures. In addition, the results of any external reviews on our cybersecurity program are reported to senior management and the Audit Committee.

ITEM 2.	PROPERTIES

As of December 31, 2025, pursuant to our lease agreements, we lease office and laboratory space in Durham, North Carolina:

Property Location	Approximate Square Footage	Use	Lease Expiration
8 Davis Drive, Suite 220 Durham, NC 27713	232	Laboratory and Office	Month-to-month
701 West Main Street, Suite 200 Durham, NC 27707	113	Laboratory and Office	Month-to-month
	345

We may extend our current space or require additional space and facilities as our business expands, and we believe that suitable additional and alternative spaces will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this filing, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business or financial condition, except for a complaint for patent infringement that we filed in collaboration with our commercialization partner for RYZUMVI® in March 2025 against Sandoz, Inc. (“Sandoz”) in the District of New Jersey in response to Sandoz’s submission of an Abbreviated New Drug Application to the U.S. Food and Drug Administration seeking approval to manufacture, use or sell a generic version of RYZUMVI® for the reversal of pharmacologically-induced mydriasis in the United States prior to the expiration of eight of our patents. The complaint seeks, among other relief, equitable relief enjoining Sandoz from infringing the specified RYZUMVI® patents. The case is currently in the middle of fact discovery and a trial date has been scheduled for January 2027. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade on the Nasdaq Capital Market under the symbol “IRD”.

Opus Genetics, Inc.
Form 10-K
Holders

As of March 5, 2026, there were approximately 64 holders of record of our common stock, $0.0001 par value per share (“Common Stock”). The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

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

Opus Genetics, Inc.
Form 10-K
Opus Genetics, Inc. (the “Company,” “Opus,” “we,” “us,” or “our”) is a clinical-stage biopharmaceutical company developing gene therapies to restore vision and prevent blindness in patients with inherited retinal diseases (“IRDs”), and other types of therapies for additional ophthalmic disorders.

On October 22, 2024, Opus Genetics, Inc., a Delaware corporation formerly known as Ocuphire Pharma, Inc. (the “Company,” “Opus,” “we,” “us” or “our”), acquired a private corporation then operating under the name of  “Opus Genetics Inc.” (“Private Opus”) pursuant to the terms of an Agreement and Plan of Merger, dated as of October 22, 2024 (such agreement, the “Merger Agreement” and the transaction consummated via the Merger Agreement, the “Opus Acquisition”), by and among the Company, Private Opus, and certain merger subsidiaries party thereto.  Further information about the Opus Acquisition can be found in Note 2 – Mergers, included in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report.

Gene Therapy Programs

Our pipeline features a portfolio of seven adeno-associated virus (“AAV”) based gene therapies that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa.

OPGx-LCA5

OPGx-LCA5 is designed to address a form of LCA due to biallelic mutations in the LCA5 gene, which encodes the lebercilin protein. LCA5-associated inherited retinal disease (IRD) is an early-onset severe inherited retinal dystrophy. Studies in patients with this mutation have reported evidence for the dissociation of retinal architecture and visual function in this disease, suggesting an opportunity for therapeutic intervention through gene augmentation. OPGx-LCA5 uses an adeno-associated virus 8 (AAV8) vector to precisely deliver a functional LCA5 gene to the outer retina via a single subretinal injection. The program has been granted Rare Pediatric Disease, Regenerative Medicine Advanced Therapy (RMAT), and Orphan Drug designations from the FDA.

OPGx-LCA5 is currently being evaluated in an open-label, Phase 1/2 clinical trial. To date, six late-stage participants have been treated with OPGx-LCA5, all of whom have experienced clinically meaningful improvements in vision, providing evidence of biological activity with the potential for functional restoration of vision in individuals with advanced disease.

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

On November 6, 2025 the Company announced the successful completion of a Type B RMAT meeting with the FDA regarding OPGx-LCA5. The meeting provided constructive feedback from the FDA on key elements of the Company’s registration strategy, including Chemistry, Manufacturing and Controls (CMC), and the pivotal trial design. The FDA acknowledged the significant unmet medical need for individuals with LCA5-related blindness and reaffirmed its commitment to regulatory flexibility for rare genetic diseases.

The Company will incorporate the FDA’s feedback into its updated clinical development and CMC plans for the Phase 3 portion of the study to include enrolling as few as 8 participants in a single arm, 12-month study utilizing an adaptive design, which provides flexibility on endpoints and number of participants, reflective of LCA5 as a rare condition with an urgent medical need.

Opus Genetics, Inc.
Form 10-K
We expect the Phase 3 portion of the trial will include a run-in period prior to dosing to evaluate the natural history of each participant to serve as their own control in the study. The Company is actively identifying patients for this segment and has enrolled the first participant for ongoing disease monitoring. Following availability of validated clinical drug supply manufactured with the intended commercial processes, dosing with OPGx-LCA5 is anticipated in the second half of 2026 with topline clinical data expected approximately one year later.

In September 2025, the FDA introduced the Rare Disease Evidence Principles (RDEP) review process to facilitate the approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology. With a patient population of fewer than 1,000 individuals, the Company believes that its LCA5 program meets the eligibility criteria for the RDEP process and plans to submit an application.

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

In August 2025, we announced FDA clearance of an Investigational New Drug (“IND”) application to initiate a clinical trial. An adaptive, open-label, dose-exploring Phase 1/2 trial, known as BIRD1, is currently recruiting participants to study the safety and tolerability of subretinally injected OPGx-BEST1 in participants with Best Vitelliform Macular Dystrophy (BVMD) or Autosomal-Recessive Bestrophinopathy (ARB). Initial data is expected in the mid-2026.

In November 2025, we dosed our first participant in our OPGx-BEST1 Phase 1/2 clinical trial, known as BIRD-1, in patients with BVMD or ARB. The trial is an adaptive, open-label, dose-exploring, safety and tolerability study. Treatment will be administered via a single subretinal injection in one eye of each participant with two dosing cohorts. The trial will also explore biological activity through functional and anatomical endpoints, including changes in visual function and retinal structure.

In December 2025, we announced that the Independent Data Monitoring Committee (IDMC) overseeing the trial completed its pre-specified safety review of the one-month data from the sentinel participant and recommended advancing enrollment and dosing of additional participants in the trial, without modification. To date, 2 participants have been treated in the study, representing both dominant and recessive forms of BEST disease, with three-month results from Cohort 1 expected in mid-2026.

We are planning to discuss with the FDA an adaptive Phase 1/2/3 trial design, similar to the design of the OPGx-LCA5 trial, and acceleration to a pivotal study if the majority of patients show a treatment-related fluid resolution on optical coherence tomography.

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

Opus Genetics, Inc.
Form 10-K
In November 2022, we entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize PS for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia. For more information on the Viatris License Agreement, please refer to Note 11 – License and Collaboration Agreements and Other Funding Agreements included in “Part II, Item 8– Financial Statements and Supplementary Data” of this Annual Report.

RYZUMVI® (phentolamine ophthalmic solution) 0.75%: PS was approved by the FDA for the treatment of pharmacologically-induced mydriasis under the brand name RYZUMVI® in September 2023, which triggered a $10 million milestone payment under the Viatris License Agreement. RYZUMVI® was commercialized by Viatris in April 2024.

Presbyopia: In June 2025, we announced positive results from VEGA-3, our second pivotal Phase 3 trial evaluating PS for the treatment of presbyopia, an ophthalmic disorder that involves the progressive loss of ability to focus on close objects that results in blurred near vision, difficulty seeing in dim light, and eye strain. VEGA-3 met its primary endpoint, with a statistically significant 27.2% of participants treated with PS achieving a ≥15-letter improvement in binocular distance-corrected near visual acuity (DCNVA), with less than a 5-letter loss in binocular best-corrected distance visual acuity (BCDVA) at 12 hours post-dose on Day 8, compared to 11.5% of patients on placebo (p<0.0001). The trial also met key secondary efficacy endpoints, reinforcing the benefit observed. Based on positive results from both Phase 3 studies, Viatris, the Company’s global commercialization partner for PS, filed a supplemental New Drug Application (sNDA) with the FDA in December 2025. In February 2026, the FDA accepted the sNDA and set a Prescription Drug User Fee Act (PDUFA) action date of October 17, 2026.

Mesopic, Low-Contrast Conditions: We are conducting our second Phase 3 trial, known as LYNX-3, to treat significant, chronic night driving impairment in keratorefractive patients with reduced mesopic vision. The program is being conducted under a Special Protocol Assessment (“SPA”) and has received Fast Track Designation from the FDA. The first Phase 3 trial, LYNX-2, met its primary endpoint of a gain of three lines (or 15 letters) or more of distance vision improvement on a low contrast chart in low light conditions after 15 days of dosing. In the study, 17.3% of participants treated with PS achieved a ≥15-letter Early Treatment Diabetic Retinopathy Study (ETDRS) (≥ 3-line) improvement in Mesopic Low Contrast Distance Visual Acuity (mLCVA) at Day 15, compared to 9.2% in the placebo group (p<0.05). We are currently enrolling participants in LYNX-3, with topline results from trial expected in the first half of 2026.

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

Strategic Outlook

We intend to advance our current active pipeline and may explore opportunities to out-license from our portfolio or in-license other drug candidates. To date, our primary activities have been conducting research and development activities, performing business and financial planning, recruiting personnel and raising capital. We have one product, RYZUMVI®, approved for sale that is generating royalties based on sales by Viatris, and we do not expect to consistently generate significant revenues, other than license and collaborations revenue, unless and until the FDA or other regulatory authorities approve, and we successfully commercialize, LCA5, BEST1, other internally-developed gene therapy assets or PS for other indications. Until such time, if ever, as we can consistently generate substantial product revenue, we expect to finance our cash needs through a combination of equity, debt and alternative financings as well as through collaborations, strategic alliances and licensing arrangements.

Opus Genetics, Inc.
Form 10-K
Through December 31, 2025, we have funded our operations primarily through equity financings, the issuance of convertible notes in private placements, license fee and milestone payments in connection with the Viatris License Agreement, and non-dilutive funding from collaborative partners.

Our net loss was $49.6 million and $57.5 million for the years ended December 31, 2025 and 2024, respectively, As of December 31, 2025, we had an accumulated deficit of $188.6 million. We anticipate that our expenses will continue to increase as we:

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

Our net loss will likely continue to fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our nonclinical studies, clinical trials, expenditures on other research and development activities (and reimbursement thereof), and from potential milestone payments received from and revenue earned under the Viatris License Agreement or any other license and collaboration agreements that we enter into.

Financial Operations Overview

License and Collaborations Revenue

License and collaborations revenue to date was derived from a one-time, non-refundable payment related to a license transfer, an additional milestone payment and reimbursement of expenses earned under the Viatris License Agreement, and to a much lesser degree, from license agreements with BioSense Global LLC (“BioSense”) and Processa Pharmaceuticals, Inc. (“Processa”). We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement, up to a cap of $50.0 million, and we may earn additional revenues from potential milestone and royalty payments from the agreements with Viatris or from other license agreements entered into the future; however, the attainment of milestones or level of sales required to earn significant royalty payments is highly uncertain for the reasons explained below. Until further notice, we will report earned RYZUMVI® royalties as a component of license and collaboration revenue listed in the consolidated statements of comprehensive loss.

Opus Genetics, Inc.
Form 10-K
To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI® sales become material, or regulatory approval is obtained, and commercialization begins for LCA5, BEST1, other internally-developed assets or PS for additional indications. If we fail to complete the development of LCA5, BEST1, PS, or any other product candidate we may pursue or fail to obtain regulatory approval, our ability to generate significant revenue will be compromised.

 Operating Expenses

The Company’s operating expenses are classified into three categories: research and development, general and administrative, and acquired in-process research and development expenses.
.
Research and Development Expenses

To date, our research and development expenses have related primarily to the clinical stage development of our IRD programs, including LCA5 and BEST1, as well as development of PS, and APX3330. Research and development expenses consist of costs incurred in performing research and development activities, including compensation, benefits and stock-based compensation costs for research and development employees and costs for consultants, costs associated with nonclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses. We do not expect to incur meaningful research and development expenses in the future for APX3330.

Pursuant to the Viatris License Agreement, our research and development expenses related to the development of PS to date have been fully reimbursed by Viatris.

We expect that LCA5, BEST1, PS and other internally-developed assets will have higher development costs during the later stages of clinical development, as compared to costs incurred during their earlier stages of development, primarily due to the increased size and duration of the later-stage clinical trials and associated nonclinical studies. We expect our research and development expenses to increase over the next several years. However, it is difficult for us to determine with certainty the duration, costs and timing to complete our current or future preclinical programs and clinical trials of LCA5, BEST1, PS and other internally-developed assets.

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

Acquired In-Process Research and Development Expenses

We include costs to acquire or in-license product candidates as acquired in-process research and development expenses. These costs are immediately expensed provided that the payments do not also represent processes or activities that would constitute a “business” as defined under accounting standards generally accepted in the United States of America (U.S. GAAP) or provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Royalties owed on future sales of any licensed product will be expensed in the period the related revenues are recognized. The costs associated with the Opus Acquisition were recorded as acquired in-process research and development expenses (“IPR&D”).

Fair value change in warrant and other derivative liabilities

The fair value change in warrant and other derivative liabilities consists of the fair value changes associated with the March 2025 Warrants and March 2025 Private Placement Warrants, and to a much lesser extent, the Purchase Agreement, both described further below.

Opus Genetics, Inc.
Form 10-K
Financing costs

Financing costs consist of issuance costs attributed to our March 2025 Warrants and March 2025 Private Placement Warrants.

Interest Expense

Interest expense  during the year ended December 31, 2025 relates to interest accretion under the RDF Agreement, described further below, which is accounted for as debt under ASC 470, Debt.

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, the gain in connection with Opus Acquisition and reimbursements in connection with grants and other sources when they occur.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of December 31, 2025 and 2024 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.

Results of Operations

The following table summarizes our operating results for the periods indicated (in thousands):

	For the Year Ended December 31,
	2025	2024	Change

License and collaborations revenue	$14,196	$10,992	$3,204

Operating expenses:
Research and development	30,812	26,851	3,961
General and administrative	21,983	18,215	3,768
Acquired in-process research and development expenses	—	28,000	(28,000)
Total operating expenses	52,795	73,066	(20,271)
Loss from operations	(38,599)	(62,074)	23,475
Fair value change in warrant and other derivative liabilities	(11,515)	72	(11,587)
Financing costs	(1,337)	—	(1,337)
Interest expense	(129)	—	(129)
Other income, net	1,989	4,470	(2,481)
Loss before income taxes	(49,591)	(57,532)	7,941
Provision for income taxes	—	—	—
Net loss	$(49,591)	$(57,532)	$7,941

Opus Genetics, Inc.
Form 10-K
Comparison of Years Ended December 31, 2025 and 2024

License and Collaborations Revenue

License and collaborations revenue was $14.2 million for the year ended December 31, 2025 compared to $11.0 million for the year ended December 31, 2024.

Revenue during 2025 and 2024 was derived largely from research and development services in connection with the Viatris License Agreement.

Research and Development

The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Year Ended December 31,
	2025	2024	Change

External costs:
IRD programs	$11,625	$902	$10,723
Phentolamine Ophthalmic Solution 0.75% (“PS”)	12,815	9,680	3,135
APX 3330	417	11,466	(11,049)
Unallocated	377	414	(37)
Total external cost	25,234	22,462	2,772
Internal costs:
Employee related expenses	5,173	4,216	957
Facilities, supplies and other	405	173	232
Total internal costs	5,578	4,389	1,189
Total research and development expenses	$30,812	$26,851	$3,961

A greater percentage of research and development expense incurred has been allocated to IRD programs for the year ended December 31, 2025 as compared to the year ended December 31, 2024 as the Company continues to focus on developing the IRD gene therapy programs acquired in connection with the Opus Acquisition. Conversely, a lesser percentage of research and development expense incurred has been allocated to APX 3330 for the year ended December 31, 2025 as compared to the prior year period, as we do not expect to incur meaningful research and development expenses in the future for APX3330.

Research and development expenses for the year ended December 31, 2025 were $30.8 million compared to $26.9 million for the year ended December 31, 2024. The $4.0 million increase was primarily attributable to increased clinical research costs of $4.8 million, higher toxicology costs of $0.5 million, higher payroll related costs of $0.6 million, higher professional service costs of $0.5 million and other increased operating costs of $0.3 million on a net basis, partially offset by lower manufacturing costs of $2.4 million and lower regulatory costs of $0.4 million.  Pursuant to the Viatris License Agreement, our research and development expenses related to the development of PS are fully reimbursed by Viatris. Research and development expenses included $1.0 million in stock-based compensation expense during each of the years ended December 31, 2025 and 2024.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $22.0 million compared to $18.2 million for the year ended December 31, 2024. The $3.8 million increase was primarily attributable to public company related costs of $2.1 million, payroll related costs of $1.3 million, patent fees of $0.7 million, general legal fees of $0.3 million, professional service costs of $0.2 million, rent of $0.2 million and other operating costs of $0.8 million on a net basis, offset in part by business development activity associated with the prior year corporate strategic transaction in the amount of $1.8 million when compared to the corresponding prior year period. General and administrative expenses included $2.4 million in stock-based compensation expense during each of the years ended December 31, 2025 and 2024.

Opus Genetics, Inc.
Form 10-K
Acquired In-Process Research and Development Expenses

On October 22, 2024, the Company acquired Private Opus. Research and development projects of Private Opus which were in-process at the Opus Acquisition date were expensed as IPR&D and amounted to $28.0 million. Current accounting standards require that the fair value of IPR&D with no alternative future use be charged to expense on the acquisition date. There were no IPR&D costs in the current year period.

 Fair value change in warrant and other derivative liabilities

The fair value change in warrant and other derivative liabilities was attributed to the March 2025 Warrants and March 2025 Private Placement Warrants and Purchase Agreement, described further below, was an expense of $11.5 million and a gain of $0.1 million for the years ended December 31, 2025 and 2024, respectively, attributed largely to the fluctuations in our common stock fair value and the number of potential shares of common stock issuable at the various discount tiers under the equity line financing.

Financing costs

Financing costs for the year ended December 31, 2025 of $1.3 million was comprised of issuance costs attributed to the March 2025 Warrants and March 2025 Private Placement Warrants. We did not have any financing costs during the year ended December 31, 2024.

Interest expense

During the year ended December 31, 2025, the Company recorded  interest expense in connection with the RDF Agreement in the amount of $0.1 million.  There was no interest expense during the comparable prior year period.

Other Income, net

During the year ended December 31, 2025, Opus had other income, net of $2.0 million related primarily to interest income in the amount of $1.3 million in connection with our cash and cash equivalents on-hand and to a lesser extent grant revenue in the amount of $0.7 million.

During the year ended December 31, 2024, Opus had other income, net of $4.5 million related primarily to the non-cash gain in connection with the Opus Acquisition of approximately $2.4 million and interest income in connection with our cash and cash equivalents on-hand of $2.0 million.

Provision for Income Taxes

We did not have any taxable income during the years ended December 31, 2025 and 2024.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $45.1 million. As disclosed in Note 14 — Subsequent Events, included in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report, the Company received gross proceeds of approximately $25.0 million from its February 2026 private placement which closed on February 18, 2026. We believe that our current cash on hand will be sufficient to fund our operations for at least twelve months beyond the date of this filing. As of December 31, 2025, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at three large financial institutions.

 Historical Capital Resources

 Our primary source of cash to fund our operations has been various equity offerings in the amount of $118.1 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Opus convertible notes. In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2022, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022 totaling $37.7 million through December 31, 2025, all in connection with the Viatris License Agreement. Lastly, we received funding of approximately $1.7 million from the RDF Agreement and various research and development grants.

Opus Genetics, Inc.
Form 10-K
November 2025 Registered Direct Offering

On November 6, 2025, we entered into a securities purchase agreement to sell securities in a registered direct offering for gross proceeds of approximately $23.0 million, before deducting offering expenses. The financing was led by Perceptive Advisors and Balyasny Asset Management, with participation by new and existing institutional investors, including Nantahala Capital. We intend to use the net proceeds to advance our OPGx-LCA5 and OPGx-BEST1 gene therapy programs, as well as for working capital and general corporate purposes.

In the offering, we sold an aggregate of 3,827,751 shares of common stock at a price of $2.09 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 7,177,033 shares of common stock at a purchase price of $2.0899 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.0001 per share of common stock, will be immediately exercisable subject to certain conditions set forth in each pre-funded warrant, and will not expire. The offering closed on November 7, 2025.

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

March 2025 Financings

On March 21, 2025, we entered into an underwriting agreement with Craig-Hallum Capital Group, LLC, as the sole underwriter. Pursuant to the underwriting agreement, we agreed to issue and sell, in an underwritten public offering, 12,219,736 shares of common stock and warrants to purchase up to 21,052,631 shares of common stock (the “March 2025 Warrants”). Each share of common stock was sold together with one March 2025 Warrant to purchase one share of common stock, at a price to the public of $0.95 per share and related March 2025 Warrant. We also issued 8,832,895 pre-funded warrants (“Pre-Funded Warrants”) at a price to the public of $0.9499 per Pre-Funded Warrant.

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

Opus Genetics, Inc.
Form 10-K

The combined gross proceeds from the March 2025 Offering and the March 2025 Private Placement, which both closed on March 24, 2025, were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by us. Additionally, as of December 31, 2025, 862,684 of the March 2025 Warrants were exercised for cash in the amount of $0.8 million.

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

Opus Genetics, Inc.
Form 10-K
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

At-The-Market Program

Since 2021, the Company has maintained at‑the‑market equity offering programs (collectively, the “ATM Programs”) pursuant to sales agreements with JonesTrading Institutional Services LLC (“JonesTrading”) and, more recently, Leerink Partners LLC (“Leerink”). Under the ATM Programs, shares of our common stock may be offered and sold from time to time at prevailing market prices. References in this Annual Report on 10-K to proceeds from “the ATM” or “ATM offerings” refer collectively to sales of our common stock under one or more of the ATM Programs.

On March 11, 2021, we entered into a sales agreement with JonesTrading under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million.

On January 13, 2025, the Company entered into a new sales agreement by and between the Company and Leerink under which we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million. Upon entry into the new sales agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading.

As of December 31, 2025, we had sold an aggregate of 9,573,250 shares of common stock under the ATM Programs since their inception, resulting in gross proceeds of $28.7 million and total issuance costs of $1.4 million.

Opus Genetics, Inc.
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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. Subject to limited exceptions, a holder of a RDO Warrant will not have the right to exercise any portion of its RDO Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of a holder prior to the date of issuance, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided further that in no event shall the beneficial ownership limitation exceed 9.99%. As of December 31, 2025, 1,538,461 RDO Warrants were outstanding. The offering of the securities was made pursuant to our effective shelf registration statement on Form S-3.

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

Pursuant to the Waiver Agreements, the number of shares underlying all of the Series B Warrants was fixed at 1,708,335 in the aggregate with respect to all Holders and all of the Series B Warrants were fully exercised for a nominal exercise price of $0.0001 per share of common stock.

Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and had a term of five years from the date of issuance. The Series A Warrants were exercisable for 5,665,838 shares of common stock in the aggregate (without giving effect to any limitation on exercise contained therein). On November 19, 2025, the 5,665,838 Series A Warrants expired and as of December 31, 2025 they are no longer outstanding.

Opus Genetics, Inc.
Form 10-K
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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(35,253)	$(25,576)
Net cash provided by investing activities	—	1,210
Net cash provided by financing activities	50,023	4,186
Net increase (decrease) in cash and cash equivalents	$14,770	$(20,180)

Cash Flow from Operating Activities

For the year ended December 31, 2025, cash used by operating activities of $35.3 million was attributable to a net loss of $49.6 million, adjusted by a reclassification to financing activities related to the March 2025 financings and by non-cash net operating income of approximately $16.5 million in the aggregate, and attributed to a net change cash use of approximately $2.2 million in Opus’s net operating assets and liabilities. The non-cash expenses consisted principally of a fair value change in warrant and other derivative liabilities of $11.5 million, stock-based compensation of $3.4 million, non-cash interest expense of $0.1 million, depreciation of $0.1 million, and other non-cash items of $0.1 million. The reclassification to financing activities for issuance costs attributed to our liability classified warrants issued in March 2025 was $1.3 million. The change in operating assets and liabilities was primarily attributable to a decrease in our accrued expenses and by an increase in our prepaid expenses and other current assets, offset in part by an increase in our accounts payable and by decreases in both our accounts receivable and contract assets. All of the changes were attributed to fluctuations in Opus’s operating expenses and collections under the normal course of business.

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

Cash Flow from Investing Activities

There were no investing activities during the year ended December 31, 2025.

During the year ended December 31, 2024, net cash provided by investing activities was $1.2 million. Investing activities during the period consisted of cash acquired in the amount of $1.2 million in connection with the Opus Acquisition.

Opus Genetics, Inc.
Form 10-K
Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $50.0 million, which consisted principally of proceeds received from the November 2025 Registered Direct Offering in the amount of $23.0 million, March 2025 Offering and March 2025 Private Placement in the amount of $21.5 million, August 2025 Private Placement in the amount of $3.5 million, and from gross proceeds received from the Leerink ATM in the amount of $2.3 million. The financings were offset by issuance costs of $2.3 million in the aggregate. Lastly, we received funding of $1.0 million in connection with the RDF Agreement and from the proceeds of warrant and stock option exercises in the amount of $1.2 million, offset in part of by the repurchase of common stock for employee withholding taxes in the amount of $0.2 million.

 Net cash provided by financing activities during the year ended December 31, 2024 was $4.2 million that consisted principally of proceeds received from the Purchase Agreement and ATM, net of issuance costs, in the amount of $4.3 million, offset in part of by the repurchase of common stock for employee withholding taxes of $0.1 million.

Liquidity and Capital Resource Requirements

As of December 31, 2025, we had cash and cash equivalents of $45.1 million. Our primary source of cash to fund our operations has been various equity offerings in the amount of $118.1 million and the issuance of convertible notes in the amount of $8.5 million, inclusive of the promissory notes exchanged for Opus convertible notes. In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2022, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022 totaling $37.7 million through December 31, 2025, all in connection with the Viatris License Agreement. Lastly, we received funding of approximately $1.7 million from the RDF Agreement and various research and development grants.

To date, outside of the license and collaborations revenue referenced above, we do not expect to generate significant revenue unless or until RYZUMVI® sales become material, or regulatory approval is obtained and commercialization begins for LCA5, BEST1, other internally-developed assets or PS for additional indications. If we fail to complete the development of LCA5, BEST1, other internally-developed assets, PS or any other product candidate we may pursue in the future in a timely manner or fail to obtain regulatory approval for any of such product candidates, our ability to generate significant revenue would be compromised.

Through the ATM program with Leerink, we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40 million. As of December 31, 2025, we had sold an aggregate of 9,573,250 shares of common stock under the ATM Programs since their inception, resulting in gross proceeds of $28.7 million and total issuance costs of $1.4 million.

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

Opus Genetics, Inc.
Form 10-K
Contractual Obligations and Commitments

Facility and Equipment Leases

On January 1, 2025, the Company relocated its headquarters to Durham, North Carolina. On July 1, 2025, the Company extended the lease for its headquarters in Durham, North Carolina for three months through September 30, 2025, and the lease is currently on a month-to-month basis as of the issuance of this Annual Report.

The Company also leases additional laboratory space in Durham, North Carolina on a month-to-month basis.

Upon the Opus Acquisition, the Company assumed a number of equipment leases which expired in July 2025 and are now on a month-to-month basis.

Letter Agreement and Strategic Partnership—FFB

Under the 2025 Letter Agreement, we are required to make the remaining $0.3 million payment installment on or before January 31, 2027 upon receipt of semi-annual reports from the FFB outlining the progress being made in the Study, including visit completion status and publication plans. For more information on the terms of the 2025 Letter Agreement and related payments thereunder, see Note 5 — Related Party Transactions in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report.

RDF Agreement

On June 13, 2025, we entered into the RDF Agreement with the RDF, whose sole member is FFB, a significant stockholder of the Company, relating to our program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the MERTK gene.

Under the RDF Agreement, we will pay a milestone payment equal to the total amounts funded by RDF under the RDF Agreement upon the achievement of a regulatory milestone. We will also make tiered royalty payments to RDF in low-to-mid single percentages until RDF has received aggregate royalty payments equal to 300% of the amounts funded by RDF under the Agreement.  In the event of a change of control of the Company or a sale or exclusive license of the MERTK Program, RDF will have the option to require us to buy out RDF’s interest under the Agreement for an amount equal to 100% of the funds disbursed to us under the Agreement. For more information on the terms and related obligations under the RDF Agreement, see Note 5 — Related Party Transactions in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report.

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

Opus Genetics, Inc.
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

Opus Genetics, Inc.
Form 10-K
License and Collaborations Revenue

We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 10 — License and Collaboration Revenue and Other Funding Agreements included in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report.

Warrant Liabilities

The Company issued warrants to purchase equity securities in connection with the March 2025 financings that are recorded under the warrant liabilities line item in the accompanying consolidated balance sheets. The Company accounts for these warrants as a liability at fair value when the valuation inputs are not fixed and determinable. Additionally, issuance costs associated with the warrant liability were expensed as incurred and reflected as financing costs in the accompanying consolidated statements of comprehensive loss. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. Any future change in fair value of the warrant liabilities, when outstanding, is recognized in the consolidated statements of comprehensive loss under the fair value change in warrant and other derivative liabilities line item. See Note 7 – Financings included in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report

Income Tax Assets and Liabilities

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

Opus Genetics, Inc.
Form 10-K
Recent Accounting Pronouncements

From time to time the FASB, or other standard-setting bodies, issue new accounting pronouncements. Where applicable, we adopt these new standards according to the specified effective dates. Unless otherwise disclosed in the notes to the consolidated financial statements appearing in this Annual Report, we believe that the impact of any recently issued standard(s) that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. See Note 1 – Company Description and Summary of Significant Accounting Policies included in “Part II, Item 8 – Financial Statements and Supplementary Data” of this Annual Report for a more in-depth discussion of recently issued accounting standard(s).

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

Opus Genetics, Inc.
Form 10-K
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Proposal No. 1 – Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports.”

We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Executive Compensation” and “Proposal No. 1 – Election of Directors – Non-Employee Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Securities Authorized for Issuance under Equity Compensation Plans.”

Opus Genetics, Inc.
Form 10-K
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2026 Proxy Statement under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm.”

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

2.1
Agreement and Plan of Merger, dated as of October 22, 2024, by and among the Company, Former Opus, Orange Merger Sub I, Inc., and Orange Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2024).

3.1
Restated Certificate of Incorporation of Ocuphire Pharma, Inc., dated as of June 12, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2024).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of the Company, effective as of October 23, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 22, 2024).

Opus Genetics, Inc.
Form 10-K
3.3
Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, effective as of October 22, 2024 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on October 22, 2024).

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on February 19, 2025).

3.5	Amended and Restated Bylaws, dated as of March 19, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2025).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2017).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 19, 2018).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2019).

4.4	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 1, 2020).

4.5	Form of Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, filed on June 7, 2021).

4.6	Form of Indenture (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.7	Form of Common Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.8	Form of Preferred Stock Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.9	Form of Debt Securities Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3, filed on January 10, 2024).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025).

4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2025).

Opus Genetics, Inc.
Form 10-K
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2025).

4.13**	Description of Securities.

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

Opus Genetics, Inc.
Form 10-K
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

10.8.4	Third Amendment to Ocuphire Pharma, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8, filed on September 10, 2025).

10.8.5	Fourth Amendment to Ocuphire Pharma, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8, filed on September 10, 2025).

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

Opus Genetics, Inc.
Form 10-K
10.14.1+
Side Letter to the License and Collaboration Agreement, dated as of August 13, 2025, by and between the Company and FamilyGen Life Sciences, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2025).

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

10.16.1**	Amendment No. 1 to the Consulting Agreement, dated November 21, 2024, by and between the Company and Jay Pepose, M.D.

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

Opus Genetics, Inc.
Form 10-K
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

10.23
Form of Registration Rights Agreement, by and among Opus Genetics, Inc. and the Purchasers of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 19, 2026).

10.24*
Employment Agreement entered into on October 31, 2023 by and between Ocuphire Pharma, Inc. and George Magrath (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023).

10.25*
Amended and Restated Employment Agreement, entered into on January 17, 2025, by and between the Company and George Magrath (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 24, 2025).

10.26*	Form of Restricted Stock Unit Award and Form of Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 1, 2023).

10.27
Securities Purchase Agreement by and among Opus Genetics, Inc. and the Purchasers thereto, dated November 5, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2025).

10.28*
Offer Letter entered into on November 20, 2023 by and between Ocuphire Pharma, Inc. and Joseph Schachle (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2023).

10.29*+
Employment Agreement, dated October 22, 2024, by and between the Company and Dr. Benjamin Yerxa (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024).

10.30*+
Consulting Agreement, dated as of October 22, 2024, by and between the Company and Dr. Jean Bennett (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2024).

10.31++
Exclusive License Agreement with Know-How, dated as of April 10, 2019, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

Opus Genetics, Inc.
Form 10-K
10.31.1++
Amendment No. 1 to Exclusive License Agreement with Know-How, dated as of May 1, 2020, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company (incorporated by reference to Exhibit 10.30.1 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

10.31.2++
Amendment No. 2 to Exclusive License Agreement with Know-How, dated as of July 1, 2022, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company (incorporated by reference to Exhibit 10.30.2 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

10.31.3++
Amendment No. 3 to Exclusive License Agreement with Know-How, dated as of December 23, 2022, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company (incorporated by reference to Exhibit 10.30.3 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

10.31.4++
Amendment No. 4 to Exclusive License Agreement with Know-How, dated as of April 15, 2024, by and among The Trustees of the University of Pennsylvania and The University of Florida Research Foundation, Incorporated and the Company (incorporated by reference to Exhibit 10.30.4 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

10.32++
Amended and Restated License Agreement, dated as of June 15, 2022, by and between The Trustees of the University of Pennsylvania and the Company (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

10.33++
Asset Purchase Agreement, dated as of December 23, 2022, by and between Iveric Bio Gene Therapy LLC and the Company (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

10.34++
Non-Exclusive License Agreement, dated as of March 2, 2023, by and between The Trustees of the University of Pennsylvania and the Company (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

10.35+
Funding Agreement, dated as of June 13, 2025, by and between Opus Genetics, Inc. and Foundation Fighting Blindness Retinal Degeneration Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2025).

Opus Genetics, Inc.
Form 10-K
10.36+
Funding and License Agreement, dated as of July 22, 2025, by and among Opus Genetics, Inc., OpusTX, LLC, Eyes on the Future and RDH12 Fund for Sight (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2025).

10.37*
Employment Agreement, dated as of August 29, 2025, by and between the Company and Robert Gagnon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 2, 2025).

19	Insider Trading Compliance Policy, effective as of June 11, 2024 (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K, filed on March 31, 2025).

21.1**	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young, LLP.

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

97	Compensation Recovery Policy, effective as of September 12, 2023 (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K, filed on March 8, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Opus Genetics, Inc.
Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan.

**	Indicates exhibits that are being filed herewith.

+	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

++	Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None.

OPUS GENETICS, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Opus Genetics, Inc.
Form 10-K
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Opus Genetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Opus Genetics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in series A preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Valuation of liability-classified warrants
Description of the Matter
As discussed in Note 7 to the financial statements, the Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounts for certain warrants as liabilities on the balance sheet that are measured at fair value at inception and each reporting period thereafter. The Company's warrant liability as of December 31, 2025 totaled $25.9 million, and expense of $11.5 million was recognized in the statement of operations during the year ended December 31, 2025 for changes in the fair value of these warrants. The fair value of these warrants was estimated using a Monte Carlo valuation methodology.

Auditing the fair value of the warrant liability was challenging due to the judgmental nature of selecting an appropriate valuation model and the model’s significant assumptions. These assumptions are highly subjective and require the evaluation of possible future events.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the warrants, our audit procedures included, among others, assessing the Company's use of the Monte Carlo methodology and evaluating the significant assumptions used in the model. Our testing of the significant assumptions included performing inquiries with Company executives and members of the Board of Directors, assessing other available evidence from internal and external sources, and performing sensitivity analyses on the assumptions. We involved our valuation specialists to assist in our evaluation of Company’s model, valuation methodology, and underlying calculation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Detroit, Michigan

March 12, 2026

Opus Genetics, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,091	$30,321
Accounts receivable	1,995	3,563
Contract assets and unbilled receivables (Note 10)	1,170	2,209
Prepaids and other current assets	1,788	515
Short-term investments	—	2
Total current assets	50,044	36,610
Property and equipment, net	199	252
Total assets	$50,243	$36,862

Liabilities, Series A preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,293	$3,148
Accrued expenses and other liabilities	4,488	8,147
Total current liabilities	7,781	11,295
Warrant liabilities	25,985	—
Funding agreement, related party	1,129	—
Total liabilities	34,895	11,295

Commitments and contingencies (Note 3 and Note 9)

Series A preferred stock, par value $0.0001; no shares and 14,146 shares were designated as of December 31, 2025 and 2024, respectively; no shares and 14,145.374 shares issued and outstanding at December 31, 2025 and 2024, respectively.	—	18,843

Stockholders’ equity:
Preferred stock, par value $0.0001; 10,000,000 and 9,985,854 shares authorized as of December 31, 2025 and 2024, respectively; no shares issued and outstanding at December 31, 2025 and 2024.	—	—
Common stock, par value $0.0001; 125,000,000 authorized as of December 31, 2025 and 2024; 69,894,507 and 31,574,657 shares issued and outstanding at December 31, 2025 and 2024, respectively.	7	3
Additional paid-in capital	203,930	145,719
Accumulated deficit	(188,589)	(138,998)
Total stockholders’ equity	15,348	6,724
Total liabilities, Series A preferred stock, and stockholders’ equity	$50,243	$36,862

See accompanying notes.

Opus Genetics, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024
License and collaborations revenue	$14,196	$10,992

Operating expenses:
Research and development	30,812	26,851
General and administrative	21,983	18,215
Acquired in-process research and development	—	28,000
Total operating expenses	52,795	73,066
Loss from operations	(38,599)	(62,074)
Fair value change in warrant and other derivative liabilities	(11,515)	72
Financing costs (Note 7)	(1,337)	—
Interest expense	(129)	—
Other income, net	1,989	4,470
Loss before income taxes	(49,591)	(57,532)
Provision for income taxes	—	—
Net loss	(49,591)	(57,532)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(49,591)	$(57,532)
Net loss per share (Note 11):
Basic and diluted	$(0.80)	$(2.15)
Number of shares used in per share calculations:
Basic and diluted	62,221,901	26,715,526

See accompanying notes.

Opus Genetics, Inc.
Consolidated Statements of Changes in Series A Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid–In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	23,977,491	$2	$131,370	$(81,466)	$49,906
Issuance of common stock and Series A preferred stock to former private Opus Genetics Inc. stockholders and effect of asset acquisition.	14,145.374	18,843	5,237,063	1	6,964	—	6,965
Issuance of common stock in connection with the at-the-market program and purchase agreement	—	—	2,008,522	—	4,497	—	4,497
Issuance costs	—	—	—	—	(395)	—	(395)
Stock-based compensation	—	—	395,396	—	3,362	—	3,362
Share repurchases for the payment of employee taxes	—	—	(43,815)	—	(79)	—	(79)
Net and comprehensive loss	—	—	—	—	—	(57,532)	(57,532)
Balance at December 31, 2024	14,145.374	18,843	31,574,657	3	145,719	(138,998)	6,724
Conversion of preferred stock	(14,145.374)	(18,843)	14,145,374	1	18,842	—	18,843
Issuance of common stock and pre-funded warrants in connection with the March 2025 offering and private placement	—	—	13,396,207	1	5,979	—	5,980
Issuance of common stock and prefunded warrants in connection with registered direct offering	—	—	3,827,751	1	22,998	—	22,999
Issuance of common stock in connection with private placement and at-the-market program	—	—	5,057,750	1	5,804	—	5,805
Issuance costs	—	—	—	—	(940)	—	(940)
Stock-based compensation	—	—	748,977	—	3,399	—	3,399
Share repurchases for the payment of employee taxes	—	—	(86,058)	—	(152)	—	(152)
Exercise of warrants	—	—	862,684	—	1,872	—	1,872
Exercise of stock options	—	—	336,759	—	352	—	352
Other share issuances	—	—	30,406	—	57	—	57
Net and comprehensive loss	—	—	—	—	—	(49,591)	(49,591)
Balance at December 31, 2025	—	$—	69,894,507	$7	$203,930	$(188,589)	$15,348

See accompanying notes.

Opus Genetics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(49,591)	$(57,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,399	3,362
Depreciation	53	10
Fair value change in warrant and other derivative liabilities	11,515	(72)
Warrant Financing costs	1,337	—
Non-cash interest	129	—
Non-cash share issuances	57	—
Unrealized loss from short-term investments	2	13
Acquired in-process research and development	—	28,000
Gain in connection with asset acquisition	—	(2,447)
Change in assets and liabilities:
Accounts receivable	1,568	(2,637)
Contract assets and unbilled receivables	1,039	(802)
Prepaid expenses and other assets	(1,273)	634
Accounts payable	7	220
Accrued expenses and other liabilities	(3,495)	5,675
Net cash used in operating activities	(35,253)	(25,576)
Investing activities
Cash received in connection with asset acquisition	—	1,210
Net cash provided by investing activities	—	1,210
Financing activities
Proceeds from issuance of common stock and pre-funded warrants in connection with the registered direct offering	22,999	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the March 2025 offering and March 2025 private placement	5,980	—
Proceeds from issuance of warrants in connection with the March 2025 offering and March 2025 private placement	15,520	—
Proceeds from issuance of common stock in connection with the at-the-market program, private placement and purchase agreement	5,805	4,497
Issuance costs attributed to equity instruments	(2,301)	(232)
Proceeds from funding agreement, related party	1,000	—
Share repurchases for the payment of employee taxes	(152)	(79)
Exercise of warrants	820	—
Exercise of stock options	352	—
Net cash provided by financing activities	50,023	4,186
Net increase (decrease) in cash and cash equivalents	14,770	(20,180)
Cash and cash equivalents at beginning of period	30,321	50,501
Cash and cash equivalents at end of period	$45,091	$30,321
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash investing and financing transactions:
Common stock and Series A preferred stock issued in connection with the asset acquisition	$—	$25,808
Net liabilities assumed in connection with asset acquisition	$—	$955
Conversion of Series A preferred stock into common stock	$18,843	$—
Reclass of warrant liabilities to equity upon exercise	$1,052	$—
Change in unpaid issuance costs	$24	$163

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

The Company’s pipeline features a portfolio of adeno-associated virus (“AAV”) based gene therapies that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa. The Company’s most advanced gene therapy program is designed to address mutations in the LCA5 gene, which encodes the lebercilin protein. More specifically, we are developing OPGx-LCA5 to treat LCA5-associated inherited retinal disease (“IRD”), an early-onset retinal degeneration, and an open-label, dose-escalation Phase 1/2 clinical trial is ongoing. OPGx-BEST1 is another gene therapy candidate in the Company’s portfolio. This asset is being developed for the treatment of IRDs associated with mutations in the BEST1 gene, which can lead to legal blindness. Apart from gene therapies, the Company’s pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a relatively non-selective alpha-1 and alpha-2 adrenergic antagonist designed to reduce pupil size as well as APX3330, a novel small-molecule inhibitor of Ref-1 designed to slow the progression of non-proliferative diabetic retinopathy.

In November 2022, the Company entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment of pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents, or a combination thereof under the brand name RYZUMVI® in September 2023 and was launched commercially in April 2024. Additionally, the Company is currently developing PS for decreased vision under mesopic (low) light conditions following keratorefractive surgery, pursuant to a received FDA agreement under Special Protocol Assessment (“SPA”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s subsidiary, the former Private Opus entity (“OPUSTX, LLC”). All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, the Company had $45.1 million in cash and cash equivalents and, as disclosed in Note 14 – Subsequent events, the Company received gross proceeds of approximately $25.0 million from its February 2026 private placement which closed on February 18, 2026. The Company believes its current available cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements.

In the future, the Company may need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company, and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Management follows approved policies established by the Company’s Board of Directors (the “Board”) to reduce credit risk associated with the Company’s cash deposit and investment accounts. Pursuant to these policies, the Company limits its exposure through the kind, quality and concentration of its investments. The Company’s cash and cash equivalents are held or managed by three financial institutions in the United States. As of December 31, 2025, the Company had cash equivalents of $44.8 million that were not eligible for coverage by Federal Deposit Insurance Corporation. These balances are invested in funds whose assets consist almost entirely of securities issued by the U.S. Treasury or guaranteed by the U.S. government.

Short-term Investments

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and records them on a settlement date basis. The Company’s short-term investments are comprised of equity securities, which in accordance with the fair value hierarchy described below are recorded at fair value using Level l inputs on the balance sheets. Subsequent changes in fair values are recorded in other income, net on the consolidated statements of comprehensive loss. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. The Company did not recognize any impairments on its investments to date through December 31, 2025.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Revenue Recognition

The Company follows the provisions of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance provides a five-step model to determine how revenue is recognized. The Company has entered into license agreements which have revenue recognition implications (See Note 10 – License and Collaboration Revenue and Other Funding Agreements).

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

Contract Assets and Unbilled Receivables

The Company recognizes contract assets and unbilled receivables when goods or services are transferred to the customer before the customer pays or before reimbursement for payment is billed or due, excluding any amounts presented as an account receivable. The Company recorded contract assets and unbilled receivables in connection with a license and collaboration agreement (See Note 10 – License and Collaboration Revenue and Other Funding Agreements).

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Accounts Receivable and Allowances for Credit Losses

The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonable supportable forecasts. The Company estimates credit losses over the remaining expected life of an asset by, among other things, primarily using historical experience and current economic conditions that could affect the collectability of the balances in the future. Account balances are written off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Actual write-offs may be in excess of the Company’s estimated allowance. The Company has not incurred any bad debt expense to date and no allowance for credit losses has been recorded during the periods presented.

Research and Development
Research and development expenses consist of costs incurred in performing research and development activities, including compensation, benefits and stock-based compensation costs for research and development employees and costs for consultants, costs associated with nonclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses. Research and development expenses include costs that are reimbursed under the Viatris License Agreement (See Note 10 – License and Collaboration Revenue and Other Funding Agreements).

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation costs, for personnel in functions not directly associated with research and development activities. Other significant costs include insurance coverage for directors and officers and other property and liability exposures, legal fees relating to intellectual property and corporate matters, business development costs, professional fees for accounting and tax services, and other consulting costs.

Acquired In-Process Research and Development Expenses-Process Research and Development Expenses

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

Other Income, net

Other income, net includes interest earned from cash and cash equivalent investments, realized and unrealized gains (losses) from equity investments, the gain in connection with Opus Acquisition, and reimbursements in connection with grants and other sources when they occur.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Warrant liabilities

The Company issued warrants to purchase equity securities in connection with the March 2025 financings and are recorded under the warrant liabilities line item in the accompanying consolidated balance sheets (See Note 7 – Financings). The Company accounts for these warrants as a liability at fair value when the valuation inputs are not fixed and determinable. Additionally, issuance costs associated with the warrant liability were expensed as incurred and reflected as financing costs in the accompanying consolidated statements of comprehensive loss. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. Any future change in fair value of the warrant liabilities, when outstanding, is recognized in the consolidated statements of comprehensive loss under the fair value change in warrant and other derivative liabilities line item.

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

As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the short-term investments were based on observable Level 1 inputs in the form of quoted market prices from a major stock exchange. The fair value of the warrant liabilities and derivative liability associated with the equity line financing facility was based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term of the financing and market interest rates. There were no transfers between fair value hierarchy levels during the years ended December 31, 2025 and 2024.

	As of December 31, 2025
Description	Total		Level 1		Level 2	Level 3
Assets:
Short-term investments	$—	*	$—	*	$—	$—
Total assets at fair value	$—	*	$—	*	$—	$—
Liabilities:
Warrant liabilities	$25,985		$—		$—	$25,985
Total liabilities at fair value	$25,985		$—		$—	$25,985

  *De minimis value

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$2	$2	$—	$—
Total assets at fair value	$2	$2	$—	$—
Liabilities:
Derivative liability	$2	$—	$—	$2
Total liabilities at fair value	$2	$—	$—	$2

The following tables provides a roll-forward of short-term investments, warrant liabilities, and derivative liabilities measured at fair value on a recurring basis using observable Level 1 and Level 3 inputs, as applicable, for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Short-term investments
Balance as of beginning of period	$2	$15
Unrealized loss	(2)	(13)
Balance as of end of period	$—	$2

	2025	2024
Warrant liabilities
Balance as of beginning of period	$—	$—
Issuance of March 2025 Warrants and March 2025 Private Placement Warrants	15,520	—
Exercises	(1,052)	—
Change in fair value	11,517	—
Balance as of end of period	$25,985	$—

	2025	2024
Other derivative liabilities
Balance as of beginning of period	$2	$74
Change in fair value	(2)	(72)
Balance as of end of period	$—	$2

There were no financial instruments measured on a non-recurring basis for any of the periods presented.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years and should be applied on a prospective basis, with retrospective application permitted. The Company adopted this standard and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. The adoption did not have a material impact on our consolidated financial position or results of operations. See Note 12 – Income Taxes, for our updated income tax disclosure.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
2.	Mergers

Acquisition of Opus Genetics

Summary of Transaction

As described in Note 1 – Company Description and Summary of Significant Accounting Policies, on October 22, 2024, the Company completed the stock purchase of Private Opus. Under the terms of the Merger Agreement, at the closing of the Opus Acquisition, the Company issued to the security holders of Private Opus 5,237,063 shares of the Company’s common stock, par value $0.0001 per share, and 14,145.374 shares of the Company’s preferred stock, par value $0.0001 per share, designated as Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”), each share of which was converted into 1,000 shares of common stock on May 5, 2025 upon stockholder approval that occurred on April 30, 2025.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

Merger with Rexahn

On November 5, 2020, the Company completed a merger transaction with Rexahn Pharmaceuticals, Inc. (“Rexahn). In connection with the merger (“Rexahn Merger”), the Company, Shareholder Representatives Services LLC, as representative of the Rexahn stockholders prior to the Merger, and Olde Monmouth Stock Transfer Co., Inc., as the rights agent, entered into the Contingent Value Rights Agreement (the “CVR Agreement”).

Pursuant to the terms of the Rexahn Merger and the CVR Agreement, Rexahn stockholders of record as of immediately prior to the effective time of the Rexahn Merger received one contingent value right (“CVR”) for each share of Rexahn common stock held.

The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term (as defined in the CVR Agreement) and the payment of all amounts payable thereunder. As of December 31, 2025, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021. In addition, no milestones had been accrued as of December 31, 2025, as there were no potential milestones yet considered probable beyond those previously reported.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
3.	Commitments and Contingencies

Apexian Sublicense Agreement

On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc., pursuant to which it obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 – Apexian Sublicense Agreement). As of December 31, 2025, there was sufficient uncertainty with regard to any future cash milestone payments under the sublicense agreement that no liabilities were recorded related to the sublicense agreement.

University of Pennsylvania LCA5/RDH12 License Agreement

On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, the Company is obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6 million and royalty payments on future net sales of such products. Until the Company is required to pay royalties under the LCA5/RDH12 Agreement, the Company must pay a de minimis annual license maintenance fee to Penn.  The Company is also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for any of the periods presented. During the year ended December 31, 2025, the first development milestone under the LCA5/RDH12 Agreement specific to LCA5 was satisfied, and the amount of $0.1 million was included in research and development expense.

Iveric Asset Purchase Agreement – BEST1 and RHO Programs

On December 23, 2022, Opus entered into an asset purchase agreement (the “Iveric Agreement”) with a subsidiary of Iveric Bio, Inc. (“Iveric”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, the Company is obligated to make payments to Iveric upon the achievement of specified development and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. During the year ended December 31, 2025, the first development milestone under the Iveric Agreement specific to BEST1 was satisfied, and the amount of $0.4 million was included in research and development expense.

Penn and University of Florida BEST1 License Agreement

On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement.  Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, the Company is obligated to make payments to Penn upon the achievement of certain clinical, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million.  The Company is also obligated to make royalty payments on future net sales of licensed BEST1 products. Until the Company is required to pay royalties under the BEST1 License, the Company must pay a de minimis annual license maintenance fee to UF and Penn. The Company must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income during any of the periods presented. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, the Company will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. During the year ended December 31, 2025, the first development milestone under the BEST1 License Agreement was satisfied, and the amount of $0.7 million was included in research and development expense.

Penn and UF RHO License Agreement

On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above.  In return for these rights, the Company is obligated to make development and commercial milestone payments, the maximum potential aggregate amount of such payments being $93.5 million and royalty payments on future sales of such products. As of December 31, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Massachusetts Eye and Ear Infirmary License Agreement
On November 9, 2021, Opus entered into a license agreement with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, the Company is obligated to make development milestone payments, the maximum potential aggregate amount of such payments being $0.4 million and royalty payments on future sales of such products. As of December 31, 2025, the Company determined that none of the future obligations under the agreement were probable and therefore no liabilities were recorded related to the agreement.
Facility and Equipment Leases

On January 1, 2025, the Company relocated its headquarters to Durham, North Carolina. On July 1st, 2025, the Company extended the lease for its headquarters in Durham, North Carolina for three months through September 30, 2025, and the lease is currently in place on a month-to-month basis. The headquarters lease qualifies for the short-term exception under ASC 842, Leases.

The Company also leases additional laboratory space in Durham, North Carolina on a month-to-month basis. Upon the Opus Acquisition, the Company assumed a number of equipment leases that expired in July 2025 and are now on a month-to-month basis. Both the laboratory space and equipment leases qualify for the short-term exception under ASC 842, Leases.

The rent expense associated with all leases amounted to $0.3 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively.

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

4.	Supplemental Balance Sheet Information

Accrued Expenses
Accrued expenses consist of the following (in thousands):	December 31,
	2025	2024
R&D services and supplies	$2,061	$4,452
Payroll	1,992	1,481
Professional services	420	1,608
Other	15	606
Total	$4,488	$8,147

5.	Related Party Transactions

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
For the agreements with Dr. Pepose above, the Company incurred related consulting expenses of $0.5 million during each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, less than $0.1 million of the related consulting expenses were unpaid.

Consulting Agreement with Dr. Jean Bennett

In connection with Dr. Jean Bennett’s appointment as a member of the Board, effective October 22, 2024, she and the Company entered into a consulting agreement (the “Bennett Consulting Agreement”), pursuant to which Dr. Bennett will provide consulting services to the Company for a one-year period. Pursuant to the Bennett Consulting Agreement, Dr. Bennett was granted a restricted stock unit award with respect to 100,000 shares of the Company’s common stock, which award vested on October 22, 2025. The Company incurred no consulting expenses, beyond the stock-based compensation associated with the restricted stock unit award, during the years ended December 31, 2025 and 2024. The Bennett Consulting Agreement terminated in accordance with its terms on October 22, 2025.

March 2025 Subscription Agreements with Dr. George Magrath and Cam Gallagher

On March 21, 2025, the Company entered into a subscription agreement with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Company’s board of directors (the “Board”), in connection with a private offering of our securities.

Dr. George Magrath and Cam Gallagher participated in the March 2025 subscription agreement with investments of $0.5 million and $1.0 million, respectively. For more information, see Note 7 – Financings.

August 2025 Subscription Agreements with Cam Gallagher and Sean Ainsworth

On August 25, 2025, the Company entered into subscription agreements pursuant to which the Company agreed to issue and sell in a private placement (the “August 2025 Private Placement”) to certain investors 3,138,338 shares of its common stock for gross proceeds of approximately $3.5 million.

The August 2025 Private Placement was led by Cam Gallagher, Chair of the Company’s Board, with an investment of $1.0 million, along with participation by Sean Ainsworth, the lead independent director of the Board, in the amount of $0.1 million, and other investors for the balance of the Private Placement. For more information, see Note 7 – Financings.

Letter Agreement and Strategic Partnership—FFB

On August 25, 2022, Private Opus entered into a binding letter of agreement (“2022 Binding Letter Agreement”) with Foundation Fighting Blindness (“FFB”) and the Jaeb Center for Health Research (the “JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the 2022 Binding Letter Agreement, FFB and the JCHR had the sole responsibility and authority to design and conduct the study, with input from the Company. Subject to certain conditions, the 2022 Binding Letter Agreement required that the Company provide FFB with a total of $2.0 million of funding to support the study, such amount being payable in an initial installment of $0.4 million at the time of submission of the final study protocol to the Institutional Review Board of the JCHR and, subject to certain conditions, in four annual installments of $0.4 million on the anniversaries of such submission. On May 27, 2025, the Company entered into a binding letter of agreement (“2025 Letter Agreement”) with FFB and the JCHR, which superseded and canceled the 2022 Binding Letter Agreement. As of December 31, 2025 a total of $0.4 million was paid by the Company under the 2022 Binding Letter Agreement and no more payments were due under the 2022 Binding Letter Agreement.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

The Company paid the initial $0.3 million due on or before June 30, 2025 under the 2025 Letter Agreement which was recorded as research and development expense. As of December 31, 2025, the Company is required to fund one additional installment in the aggregate of $0.3 million upon receipt of future semi-annual reports.

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

The RDF Agreement was accounted for as debt under ASC 470, Debt. ASC 470 requires interest expense to be recorded under an effective interest rate method. During the year ended December 31, 2025, interest expense was $0.1 million based on an effective rate of interest of 22.3% and was recorded as interest expense in the accompanying consolidated statements of comprehensive loss. The accreted liability in connection with the RDF Agreement was $1.1 million as of December 31, 2025 and was recorded under the funding agreement, related party line item in the accompanying consolidated balance sheets.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
7.	Financings

November 2025 Registered Direct Offering

On November 6, 2025, the Company entered into a securities purchase agreement to sell securities in a registered direct offering (the “2025 RDO”) for gross proceeds of approximately $23.0 million, before deducting offering expenses in the amount of approximately $0.1 million.

The Company sold an aggregate of 3,827,751 shares of its common stock at a price of $2.09 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 7,177,033 shares of common stock at a purchase price of $2.0899 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.0001 per share of common stock, will be immediately exercisable subject to certain conditions set forth in each pre-funded warrant, and will not expire. The 2025 RDO closed on November 7, 2025.

August 2025 Private Placement

On August 25, 2025, the Company entered into subscription agreements pursuant to which the Company agreed to issue and sell in the August 2025 Private Placement to certain investors 3,138,338 shares of its common stock for gross proceeds of approximately $3.5 million.

The August 2025 Private Placement was led by Cam Gallagher, Chair of the Board, along with participation by Sean Ainsworth, the lead independent director of the Board, and other investors. See Note 5 – Related Party Transactions.

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

On March 21, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Board.  Pursuant to the Subscription Agreement, the Company agreed to issue and sell, in a private offering (the “March 2025 Private Placement”), a total of 392,157 shares of common stock to Mr. Magrath and 784,314 shares of common stock to Mr. Gallagher, as well as 392,157 warrants to purchase shares of common stock to Mr. Magrath and 784,314 warrants to purchase shares of common stock to Mr. Gallagher (“March 2025 Private Placement Warrants”). Each March 2025 Private Placement Warrant has an initial exercise price of $1.15, expires on the five-year anniversary of the original issuance date and may be called by the Company 30 days following the release of the Company’s OPGx-BEST1 DUO-1001 Cohort 1 data upon achievement of a volume weighted average price of our common stock for 30 consecutive trading days of over $1.725 per share and the trading average daily volume for such 30 day period exceeds $150,000 per trading day. See Note 5 – Related Party Transactions.

The combined gross proceeds from the March 2025 Offering and the March 2025 Private Placement, which both closed on March 24, 2025 (the “Closing Date”), were approximately $21.5 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company in the amount of $1.8 million.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
March 2025 Warrants

The March 2025 Warrants have an initial exercise price equal to $0.95 per share of common stock and are exercisable for five years from the date of issuance. The exercise prices and numbers of shares of common stock issuable upon exercise are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders. A holder may not exercise the March 2025 Warrant if, after giving effect to such exercise, the holder (together with its affiliates) would beneficially own (as determined in accordance with the terms of the March 2025 Warrants) more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding common stock immediately after giving effect to the exercise. Lastly, certain volatility provisions in the event of a fundamental transaction precluded the March 2025 Warrants from being considered indexed to the Company’s own stock, and as such, were classified on the consolidated balance sheets as warrant liabilities.

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

The fair value of the March 2025 Warrants at the time of issuance was $14.7 million and were recorded in the warrant liabilities line item in the accompanying consolidated balance sheets upon issuance.  The fair value change during the year ended year ended December 31, 2025 was an expense of $10.9 million. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 72.5% and 80.0% as of December 31, 2025 and March 24, 2025, respectively, a risk free rate of 3.6% and 4.0% as of December 31, 2025 and March 24, 2025, respectively, the market price of the Company’s common stock at $2.01 and $1.15 per share as of December 31, 2025 and March 24, 2025, respectively, and other factors over a simulated term of 4.2 years and 5.0 years at December 31, 2025 and March 24, 2025, respectively. As of December 31, 2025 the transaction costs attributed to the March 2025 Warrants amounted to approximately $1.3 million and were recorded in the accompanying consolidated statements of comprehensive loss under financing costs.

During the year ended December 31, 2025, 862,684 March 2025 Warrants were exercised, resulting in the issuance of 862,684 shares of common stock. Upon exercise, the Company reclassified approximately $1.1 million of warrant fair value from Warrant liabilities to Additional paid-in capital.

March 2025 Private Placement Warrants

The March 2025 Private Placement Warrants have an initial exercise price equal to $1.15 per share of common stock and are exercisable for five years from the date of issuance. The March 2025 Private Placement Warrants are callable by the Company in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Private Placement Warrants are outstanding, if, after the Closing Date, (i) the Company announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (the “Private Placement Measurement Period”, which 30 consecutive trading day period shall not have commenced until after the initial exercise date) exceeds $1.725 (subject to adjustment), (iii) the trading average daily volume for such Private Placement Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Private Placement Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Private Placement Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Private Placement Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Private Placement Warrant share.  Other terms under the March 2025 Private Placement Warrants are generally identical to the terms of the March 2025 Warrants discussed above. Lastly, certain volatility provisions in the event of a fundamental transaction precluded the March 2025 Private Placement Warrants from being considered indexed to the Company’s own stock, and as such, were classified on the consolidated balance sheets as warrant liabilities.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
The fair value of the March 2025 Private Placement Warrants at the time of issuance was $0.8 million and were recorded in the warrant liabilities line item in the accompanying consolidated balance sheets upon issuance. The fair value change during the year ended December 31, 2025 was an expense of $0.6 million. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 72.5% and 80.0% as of December 31, 2025 and March 24, 2025, respectively, a risk free rate of 3.6% and 4.0% as of December 31, 2025 and March 24, 2025, respectively, the market price of the Company’s common stock at $2.01 and $1.15 per share as of December 31, 2025 and March 24, 2025, respectively, and other factors over a simulated term of 4.2 years and 5.0 years as of December 31, 2025 and March 24, 2025, respectively. As of December 31, 2025 transaction costs attributed to the March 2025 Private Placement Warrants were de minimis and were recorded in the accompanying consolidated statements of comprehensive loss under financing costs.

During the year ended December 31, 2025 there were no March 2025 Private Placement Warrants exercised.

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

The Pre-Funded Warrants were recorded in the accompanying consolidated balance sheets as Additional paid-in capital.

At-The-Market Program

Since 2021, the Company has maintained at‑the‑market (“ATM”) equity offering programs (collectively, the “ATM Programs”) pursuant to sales agreements with JonesTrading Institutional Services LLC (“JonesTrading”) and, more recently, Leerink Partners LLC (“Leerink”). Under the ATM Programs, shares of our common stock may be offered and sold from time to time at prevailing market prices.

On March 11, 2021, we entered into a sales agreement with JonesTrading under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million.

On January 13, 2025, the Company entered into a new sales agreement by and between the Company and Leerink under which we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million. Upon entry into the new sales agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading.

During the years ended December 31, 2025 and 2024, 1,919,412 and 1,608,522 shares of common stock were sold under the ATM Programs for aggregate gross proceeds in the amount of $2.3 million and $3.8 million, respectively, before deducting issuance expenses, including the placement agent’s fees, legal and accounting expenses, in the amount of $0.3 million and $0.4 million, respectively. As of December 31, 2025, the Company had sold an aggregate of 9,573,250 shares of common stock under the ATM Programs since their inception, resulting in gross proceeds of $28.7 million and total issuance costs of $1.4 million.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
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

On April 2, 2025, the Company delivered written notice to Lincoln Park of its election to terminate the Purchase Agreement.

A total of 400,000 shares were issued under the Purchase Agreement during the year ended December 31, 2024 for net proceeds of $0.7 million. The Company incurred de minimis issuance costs during the year ended December 31, 2024. There were no issuances of common stock under the Purchase Agreement during the year ended December 31, 2025.

In addition to the initial commitment shares issued upon the execution of the Purchase Agreement of 246,792, a total of 1,700,000 shares of common stock were sold under the Purchase Agreement for gross proceeds through the April 2, 2025 termination date in the amount of $5.2 million and with issuance costs in the aggregate of $1.4 million.

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

The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of December 31, 2025, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.

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

Pre-Merger Financing

On June 17, 2020, the Company, Rexahn and certain investors entered into a Securities Purchase Agreement, which was amended and restated in its entirety on June 29, 2020 (as amended and restated, the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, the investors invested a total of $21.15 million in cash, including $0.3 million invested by five directors of the Company prior to the Rexahn Merger and one director of Rexahn upon closing of the Rexahn Merger (the “Pre-Merger Financing”). The Pre-Merger Financing also included the issuance of Series A Warrants, discussed further below, and Series B Warrants that were fully exercised by the first quarter of 2023.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Series A Warrants

The Series A Warrants were issued on November 19, 2020 at an initial exercise price of $4.4795 per share, were immediately exercisable upon issuance and had a term of five years from the date of issuance. The Series A Warrants expired unexercised in November 2025.

Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at December 31, 2024	7,204,299	$4.48-6.09	$4.82	1.00
Issued	22,229,102	$0.95-1.15	$0.96	5.00
Exercised	(862,684)	$0.95	$0.95	—
Expired	(5,665,838)	$4.48	$4.48	—
Outstanding and exercisable at December 31, 2025	22,904,879	$0.95-6.09	$1.31	3.98

The following table summarizes information about warrants outstanding at December 31, 2025:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at December 31, 2025
$0.95	20,189,947	4.23	20,189,947	*
$1.15	1,176,471	4.23	1,176,471	*
$6.09	1,538,461	0.43	1,538,461
Total	22,904,879		22,904,879

*	Liability classified warrants in connection with March 2025 Financings

The above tables exclude 16,009,928 pre-funded warrants with a nominal exercise price of $0.0001 per share issued in connection with the 2025 RDO in the amount of 7,177,033 and in connection with the March 2025 Offering in the amount of 8,832,895. All of the pre-funded warrants were deemed outstanding common stock for net loss per share purposes (See Note 11 – Net Loss per Share).

8.	Stock-based Compensation

Stock-based compensation expense was included in general and administrative, and research and development costs as follows in the accompanying consolidated statements of comprehensive loss for the year end periods below (in thousands):

	December 31,
	2025	2024
General and administrative	$2,363	$2,382
Research and development	1,036	980
Total stock-based compensation	$3,399	$3,362

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Inducement Plan

On May 22, 2025, and August 8, 2025, the Company amended the Opus Genetics, Inc. 2021 Inducement Plan (the “Inducement Plan”) to adjust the reserve by 700,000 and 800,000 shares, respectively, to a total of 4,125,258 shares of its common stock. The Inducement Plan is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of Nasdaq’s continued listing requirements.

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

Stock Options

During the years ended December 31, 2025 and 2024, 3,331,725 and 1,366,914 stock options were granted to officers, directors, employees and consultants, respectively, generally vesting over a one to four year period. The Company recognized $1.9 million in stock-based compensation expense related to stock options during each of the years ended December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, 336,759 and zero stock options were exercised, respectively, with an intrinsic value of $0.3 million and zero, respectively. The following table summarizes the Company’s stock option plan activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1) (in thousands)

Outstanding at December 31, 2023	4,410,258	$2.98	7.81		$2,385
Granted	1,366,914	$2.17
Exercised	—			$
Forfeited/Cancelled	(703,436)	$3.58
Outstanding at December 31, 2024	5,073,736	$2.68	7.37		$124
Granted	3,331,725	$1.16
Exercised	(336,759)	$1.05
Forfeited/Cancelled	(813,067)	$2.31
Outstanding at December 31, 2025	7,255,635	$2.10	7.76		$3,414
Vested and expected to vest at December 31, 2025	7,255,635	$2.10	7.76		$3,414
Vested and exercisable at December 31, 2025	3,288,148	$2.84	5.96		$731

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of our common stock as of December 31, 2025 and 2024 of $2.01 and $1.19 per share, respectively.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
The weighted average fair value per share of options granted during the years ended December 31, 2025 and 2024 was $0.80 and $1.73, respectively. The Company measures the fair value of stock options with service-based vesting criteria to employees, directors and consultants on the date of grant using the Black-Scholes option pricing model. The Company does not have adequate history to support an internal calculation of volatility and expected term. As such, the Company has used a weighted average volatility considering the volatilities of several guideline companies.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows during the years ended December 31, 2025 and 2024:

	2025	2024

Expected stock price volatility	75.7%	98.1%
Expected life of options (years)	6.0	5.9
Expected dividend yield	0%	0%
Risk free interest rate	3.9%	4.2%

During the years ended December 31, 2025 and 2024, 1,002,842 and 709,358 stock options vested, respectively. The weighted average fair value per share of options vesting during the years ended December 31, 2025 and 2024 was $1.94 and $2.61, respectively. During the years ended December 31, 2025 and 2024, 813,067 and 703,436 stock options were forfeited, respectively.

Restricted Stock Units

During the year ended December 31, 2025, the Company granted an aggregate of 1,688,361 restricted stock units (“RSUs”), respectively, to certain officers and employees under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the year ended December 31, 2025 was $1.01. The vesting period of the RSUs range from a one to four year period with vesting tranches on an annual basis, subject to the recipient’s continued service on such dates.
During the year ended December 31, 2024, the Company granted an aggregate of 1,025,022 RSUs, respectively, to certain officers and employees under the 2020 Plan. The weighted average grant date per unit fair value of the RSUs granted during the year ended December 31, 2024 was $1.78. The vesting period of the RSUs range from a one to four year period with vesting tranches on an annual basis, subject to the recipient’s continued service on such dates.

During the year ended December 31, 2025, 664,734 RSUs vested and 325,630 RSUs were forfeited. During the year ended December 31, 2024, 314,162 RSUs vested and 119,330 RSUs were forfeited.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
The total expense for the years ended December 31, 2025 and 2024 related to the RSUs was $1.4 million and $1.2 million, respectively. A summary of RSU activity is as follows for the years ended December 31, 2025 and 2024:

Number of Shares
Non-vested at December 31, 2023	801,700
Granted	1,025,022
Forfeited	(119,330)
Vested	(314,162)
Non-vested at December 31, 2024	1,393,230
Granted	1,688,361
Forfeited	(325,630)
Vested	(664,734)
Non-vested at December 31, 2025	2,091,227

Common Stock Issued for Services

The Company granted common stock for services in the amount of 84,243 and 81,234 shares of common stock during the years ended December 31, 2025 and 2024, respectively, with a weighted grant date fair value of $1.26 and $3.01 per share, respectively. The common stock was granted to board members who elected to receive their board retainers in the form of stock for services. The stock-based compensation related to these services amounted to $0.1 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively.

General

Unrecognized stock-based compensation cost was $5.7 million as of December 31, 2025. The unrecognized stock-based compensation cost is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2025, 619,449 shares in the aggregate were available for future issuance under the 2020 Plan and Inducement Plan.

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

The Company also agreed to make one-time milestone payments under the Apexian Sublicense Agreement for each of the first ophthalmic indication and the first diabetes mellitus indication for the development and regulatory milestones, and once for each of several sales milestones. These milestone payments include (i) payments for specified developmental and regulatory milestones (including completion of the first Phase 2 trial and the first Phase 3 pivotal trial in the United States, and filing and achieving regulatory approval from the FDA for the first New Drug Application for a compound) totaling up to $11 million in the aggregate and (ii) payments for specified sales milestones of up to $20 million in the aggregate, which net sales milestone payments are payable once, upon the first achievement of such milestone. Lastly, the Company also agreed to make royalty payments equal to a single-digit percentage of its net sales of products associated with the covered patents under the Apexian Sublicense Agreement. If it is not terminated pursuant to its terms, the Apexian Sublicense Agreement shall remain in effect until expiration of the last to expire of the covered patents.

None of the milestone or royalty payments were triggered or deemed probable as of December 31, 2025.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
10.	License and Collaboration Revenue and Other Funding Agreements

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

Under the terms of the Viatris License Agreement, the Company in partnership with Viatris, plans to develop the PS Products in the United States. Viatris has agreed to reimburse the Company for agreed-to budgeted costs related to the development of the PS Products through FDA approval and then share costs above the agreed upon threshold amount of $50.0 million. Viatris will be responsible for developing the PS Products in countries and jurisdictions in the Viatris Territory outside of the United States. In addition, in August 2025, Opus and Viatris entered into a side letter to the Viatris License Agreement providing for the sharing of expenses arising in connection with a patent dispute.

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

Recognition of Revenue

Revenue recognized under the Viatris License Agreement during the years ended December 31, 2025 and 2024 was $14.2 million and $11.0 million, respectively, related to the output of ongoing research and development services and to a much lesser extent royalty payments.

Regulatory Milestones under the Viatris License Agreement

The Company has evaluated the regulatory milestones that may be received in connection with the Viatris License Agreement. There is uncertainty that the events to obtain the remaining regulatory milestones (aside from the approval by the FDA of RYZUMVI®) will be achieved given the nature of clinical development and the stage of the development of the PS Products. These remaining regulatory milestones will be constrained until it is probable that a significant revenue reversal will not occur.

Opus Genetics, Inc.
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

Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of December 31, 2025 and no revenue was recognized related to these milestones.

A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Contract Assets and Unbilled Receivables
Balance as of beginning of period	$2,209	$1,407
Revenue recognized	14,196	10,992
Reclassification to accounts receivable related to costs billed under the Viatris License Agreement	(15,235)	(10,190)
Balance as of end of period	$1,170	$2,209

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

Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84.5 million upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of December 31, 2025, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117, if any, will be recognized in the period the underlying sales transaction occurs.

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

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
The Company determined that none of the milestone payments under the Processa License Agreement were probable of payment as of December 31, 2025, and as a result, no revenue related to the milestones was recognized.

SBIR Grant Agreement

In September 2024, Private Opus received a Small Business Innovation Research (“SBIR”) grant through the Department of Health and Human Services in the amount of $0.9 million to be used on the development of the RHO product. This grant agreement survives the acquisition of Private Opus. Direct and allocated indirect costs for development activities are reimbursed on a draw-down basis as development activities are completed. For the year ended December 31, 2025 and 2024, the Company recognized $0.7 million and nil, respectively, of other revenue related to the SBIR grant and was recorded as other income, net in the accompanying consolidated statements of comprehensive loss.

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

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings or loss per share of common stock is computed similarly to basic loss or earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s Series A Preferred Stock, warrants, stock options and RSUs, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and RSUs. Diluted earnings with respect to the Series A Preferred Stock utilizing the if-converted method was not applicable during the periods outstanding as no conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
The following potential common shares were not considered in the computation of diluted net loss income per share as their effect would have been anti-dilutive for the year end periods presented below:

	2025	2024
Warrants	22,904,879	7,204,299
Stock options	7,255,635	5,073,736
RSUs	2,091,227	1,393,230

12.	Income Taxes

The effective tax rate for the years ended December 31, 2025 and 2024 was zero percent.

The tables below represent a reconciliation of the U.S. federal statutory income tax rate to effective tax rate. The Company has adopted the guidance in ASU 2023-09 on a prospective basis. The following table reflects the reconciliation rate for 2025 under the new guidance:

	2025
	Tax Expense	Effective Rate
Income tax (benefit) provision at federal statutory rate	$(10,414)	(21.0)%
Change in valuation allowance	4,594	9.3
State income tax, net of federal income tax effect (1)	3,357	6.8
Tax credits	(848)	(1.7)
Nontaxable or nondeductible items:
Nondeductible change in warrant liability fair value	2,626	5.3
Stock compensation	264	0.5
Other	421	0.8
Effective tax rate	$—	—%

(1)	North Carolina makes up the majority (greater than 50%) of the state income tax expense, net of federal income tax effect category.

The table below represents a reconciliation of the U.S. federal statutory income tax rate to effective tax rate for the year ended December 31, 2024 under the prior guidance.

2024
Effective Rate
Income tax (benefit) provision at federal statutory rate	(21.0)%
Valuation allowance	26.5
State income tax, net of federal benefit	(4.9)
Private Opus acquisition	(11.2)
Stock options	0.8
Acquired IPR&D	12.6
Research and development	(1.6)
Other	(1.2)
Effective tax rate	—%

The components of income tax provision (benefit) consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Loss before income taxes:	$(49,591)	$(57,532)

Current:
Federal	$—	$—
State	—	—
Total current tax provision (benefit)	—	$—
Deferred:
Federal	—	—
State	—	—
Total tax provision (benefit)	$—	$—

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities are summarized in the tables below as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred tax assets:
Federal and state operating loss carryforwards	$32,248	$20,342
Acquired intangibles	484	547
Deferral of research and development costs	1,451	9,582
Organizational costs	4	5
Accruals and other	329	77
Stock-based compensation	1,937	2,035
Research and development credit carryforward	2,911	2,089
Transaction costs in connection with Opus Acquisition	663	753
Subtotal	40,027	35,430
Valuation allowance	(39,997)	(35,403)
Total deferred tax assets, net of valuation allowance	30	27
Deferred tax liabilities:
Fixed assets	(30)	(27)
Total deferred tax liabilities	(30)	(27)
Net deferred tax assets	$—	$—

As of December 31, 2025 and 2024, the Company had gross deferred tax assets of approximately $40.0 million and $35.4 million, respectively. Realization of the deferred tax assets is primarily dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company has cumulative pre‑tax losses and faces significant challenges to becoming profitable in the future. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance of $40.0 million and $35.4 million as of December 31, 2025 and 2024, respectively. U.S. net deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability or another source of income.

As of December 31, 2025 and 2024, the tax effect of the Company’s federal net operating loss carryforwards was approximately $31.5 million and $17.1 million, respectively. The Company had federal research credit carryforwards as of December 31, 2025 and 2024 of approximately $2.9 million and $2.1 million, respectively. The federal net operating loss carryforwards will not expire and the tax credit carryforwards will begin to expire in 2041 if not utilized.  As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards with a tax effect of approximately $0.7 million and $3.3 million, respectively. The Company did not have any state research credit carryforwards as of December 31, 2025 and 2024. The state net operating loss carryforwards will begin to expire in 2028.

The Company did not utilize any tax carryforwards or credits during the years ended December 31, 2025 and 2024.

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

As a result of the Opus Acquisition, the Company recorded $5.8 million in federal and state deferred tax assets, respectively, related largely to any net operating loss carryforwards and research development cost deferrals. The deferred tax assets acquired were fully offset by a valuation allowance. The Company has not yet evaluated the impact of Section 382 and Section 383 related to the Opus Acquisition.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2025 and 2024, and as such, no interest or penalties were recorded to income tax expense.

The Company’s corporate returns are subject to examination beginning with the 2021 tax year for federal income tax purposes and 2020 for state income tax purposes.

Opus Genetics, Inc.
Notes to Consolidated Financial Statements
13.	Deferred Compensation Plan

Effective October 1, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a monthly basis. During each of the years ended December 31, 2025 and 2024, the Company contributed $0.2 million to the 401K Plan.

14.	Subsequent Events

ATM

Subsequent to December 31, 2025, 1,000,000 shares of common stock were sold under the Leerink ATM for gross proceeds through March 12, 2026 in the amount of $2.3 million, before deducting issuance expenses, including the placement agent’s fees, in the amount of $0.1 million.

February Private Placement

On February 13, 2026, the Company entered into a securities purchase agreement for a private placement (the “February 2026 Private Placement”) of 7,374,632 shares of Series B Non-Voting Convertible Preferred Stock at a price of $3.39 per share for gross proceeds of $25.0 million, before deducting offering expenses. The private placement closed on February 18, 2026.

Subject to Opus Genetics stockholder approval of an increase to the authorized shares of common stock, each share of Series B Non-Voting Convertible Preferred Stock will automatically convert into one share of common stock for an aggregate of 7,374,632 shares of common stock.

Opus Genetics, Inc.
Form 10-K
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPUS GENETICS, INC.

Dated: March 12, 2026	By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ George Magrath	Date: March 12, 2026
George Magrath
Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ Robert Gagnon	Date: March 12, 2026
Robert Gagnon
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Sean Ainsworth	Date: March 12, 2026
Sean Ainsworth
Director

By	/s/ Dr. Jean Bennett	Date: March 12, 2026
Dr. Jean Bennett
Director

By	/s/ Susan K. Benton	Date: March 12, 2026
Susan K. Benton
Director

By	/s/ Cam Gallagher	Date: March 12, 2026
Cam Gallagher
Director

By	/s/ Dr. Adrienne Graves	Date: March 12, 2026
Dr. Adrienne Graves
Director

By	/s/ James S. Manuso	Date: March 12, 2026
James S. Manuso
Director

By	/s/ Richard J. Rodgers	Date: March 12, 2026
Richard J. Rodgers
Director

By	/s/ Dr. Benjamin R. Yerxa	Date: March 12, 2026
Dr. Benjamin R. Yerxa
President and Director