Form 10-Q
period 2026-03-31
Opus Genetics, Inc.
filed 2026-05-12
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of May 7, 2026 was 81,395,539.

OPUS GENETICS, INC.
FORM 10-Q

		Page
	PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	3
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025 (unaudited)	4
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the three months ended March 31, 2026 and 2025 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	44
Item 6.	Exhibits	44

SIGNATURES		45

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements
Opus Genetics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$59,959	$45,091
Accounts receivable	1,731	1,995
Contract assets and unbilled receivables (Note 10)	984	1,170
Prepaids and other current assets	3,927	1,788
Total current assets	66,601	50,044
Property and equipment, net	186	199
Total assets	$66,787	$50,243

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$4,422	$3,293
Accrued expenses	4,918	4,488
Total current liabilities	9,340	7,781
Warrant liabilities	77,349	25,985
Funding agreement, related party	1,198	1,129
Total liabilities	87,887	34,895

Commitments and contingencies (Note 3 and Note 9)

Series B preferred stock, par value $0.0001; 7,374,632 shares and no shares were designated as of March 31, 2026 and December 31, 2025, respectively; 7,374,632 shares and no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	24,736	—

Stockholders’ (deficit) equity:
Preferred stock, par value $0.0001; 2,625,368 shares and 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; no shares issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Common stock, par value $0.0001; 125,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 71,402,472 and 69,894,507 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	7	7
Additional paid-in capital	208,281	203,930
Accumulated deficit	(254,124)	(188,589)
Total stockholders’ (deficit) equity	(45,836)	15,348
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$66,787	$50,243

See accompanying notes.

Opus Genetics, Inc.
Condensed Consolidated Statements of
Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
License and collaborations revenue	$2,157	$4,370

Operating expenses:
Research and development	10,577	7,953
General and administrative	5,944	6,346
Total operating expenses	16,521	14,299
Loss from operations	(14,364)	(9,929)
Fair value change in warrant liabilities	(51,364)	2,805
Financing costs	(582)	(1,372)
Interest expense	(69)	—
Other income, net	844	302
Loss before income taxes	(65,535)	(8,194)
Benefit (provision) for income taxes	—	—
Net loss	(65,535)	(8,194)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(65,535)	$(8,194)
Net loss per share:
Basic and diluted	$(0.75)	$(0.24)
Number of shares used in per share calculations:
Basic and diluted	86,891,352	33,884,920
See accompanying notes.

Opus Genetics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid–In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2024	14,145.374	$18,843	—	$—	31,574,657	$3	$145,719	$(138,998)	$6,724
Issuance of common stock and pre-funded warrants in connection with the March 2025 offering and private placement	—	—	—	—	13,396,207	1	5,979	—	5,980
Issuance of common stock in connection with at-the-market program	—	—	—	—	352,953	1	408	—	409
Issuance costs	—	—	—	—	—	—	(728)	—	(728)
Stock-based compensation		—	—	—	84,243	—	913	—	913
Share repurchases for the payment of employee taxes	—	—	—	—	(31,913)	—	(36)	—	(36)
Exercise of stock options	—	—	—	—	5,000	—	5	—	5
Vesting of restricted stock units	—	—	—	—	102,676	—	—	—	—
Net and comprehensive loss	—	—	—	—	—	—	—	(8,194)	(8,194)
Balance at March 31, 2025	14,145.374	$18,843	—	$—	45,483,823	$5	$152,260	$(147,192)	$5,073

Balance at December 31, 2025	—	$—	—	$—	69,894,507	$7	$203,930	$(188,589)	$15,348
Issuance of Series B preferred stock, net of issuance costs of $264	—	—	7,374,632	24,736	—	—	—	—	—
Issuance of common stock in connection with at-the-market program, net of issuance costs of $68	—	—	—	—	1,000,000	—	2,182	—	2,182
Stock-based compensation	—	—	—	—	118,465	—	1,464	—	1,464
Share repurchase for the payment of employee taxes	—	—	—	—	(12,653)	—	(33)	—	(33)
Exercise of stock options	—	—	—	—	226,115	—	738	—	738
Vesting of restricted stock units	—	—	—	—	176,038	—	—	—	—
Net and comprehensive loss	—	—	—	—	—	—	—	(65,535)	(65,535)
Balance at March 31, 2026	—	$—	7,374,632	$24,736	71,402,472	$7	$208,281	$(254,124)	$(45,836)

See accompanying notes.

Opus Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(65,535)	$(8,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,464	913
Depreciation	13	13
Fair value change in warrant liabilities	51,364	(2,805)
Non-cash interest	69	—
Warrant financing costs	—	1,372
Unrealized loss from short-term investments	—	1
Change in assets and liabilities:
Accounts receivable	264	483
Contract assets and unbilled receivables	186	534
Prepaids and other current assets	(2,139)	(865)
Accounts payable	1,155	(718)
Accrued expenses	432	272
Net cash used in operating activities	(12,727)	(8,994)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from issuance of Series B preferred stock	25,000	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the March 2025 offering and March 2025 private placement	—	5,980
Proceeds from issuance of warrants in connection with the March 2025 offering and March 2025 private placement	—	15,520
Proceeds from issuance of common stock in connection with the at-the-market program and purchase agreement	2,250	409
Issuance costs attributed to Series B preferred stock	(153)	—
Issuance costs attributed to equity instruments	(207)	(1,413)
Exercise of stock options	738	5
Share repurchases for the payment of employee taxes	(33)	(36)
Net cash provided by financing activities	27,595	20,465
Net increase in cash and cash equivalents	14,868	11,471
Cash and cash equivalents at beginning of period	45,091	30,321
Cash and cash equivalents at end of period	$59,959	$41,792
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash financing transactions:
Change in unpaid common stock issuance costs	$139	$—
Unpaid Series B preferred stock issuance costs	$111	$—
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1.    Company Description and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation
Opus Genetics, Inc. (the “Company” or “Opus”), a Delaware corporation formerly known as Ocuphire Pharma, Inc., is a clinical-stage biopharmaceutical company developing gene therapies for the treatment of inherited retinal diseases (“IRDs”) and small molecule therapies for other ophthalmic disorders. The Company’s headquarters is located in Durham, North Carolina.
The Company’s pipeline is centered on adeno‑associated virus (“AAV”) based gene therapy programs addressing genetically defined forms of IRD, including OPGx‑LCA5, which is currently being evaluated for the treatment of Leber congenital amaurosis caused by mutations in the LCA5 gene, and OPGx‑BEST1, which is currently being evaluated for retinal diseases associated with mutations in the BEST1 gene. In addition, the Company is advancing other gene therapy programs, including RDH12, MERTK, RHO, CNGB1 and NMNAT1, and research activities targeting additional monogenic retinal disorders.
Apart from gene therapies, the Company’s pipeline also includes Phentolamine Ophthalmic Solution 0.75%, a non-selective alpha-1 and alpha-2 adrenergic antagonist to reduce pupil size.
In November 2022, the Company entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the FDA for the treatment for pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents, or a combination thereof under the brand name RYZUMVI® in September 2023 and was launched commercially in April 2024. The Company is also developing PS for the treatment of presbyopia, an ophthalmic disorder that involves the progressive loss of ability to focus on close objects that results in blurred near vision, difficulty seeing in dim light, and eye strain. Additionally, the Company is currently developing PS for decreased vision under mesopic (low) light conditions following keratorefractive surgery, pursuant to a received FDA agreement under Special Protocol Assessment.
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
The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements and may not include all disclosures required by GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.
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

Notes to Condensed Consolidated Financial Statements
As of March 31, 2026, the Company had $60.0 million in cash and cash equivalents and, as disclosed in Note 14 – Subsequent events, the Company received net proceeds of approximately $34.5 million from the first tranche of its senior secured notes facility with Oberland Capital Management LLC ("Oberland Capital") on April 21, 2026, the initial closing. The Company believes its current available cash and cash equivalents, including the April 2026 proceeds from the Oberland Capital facility, will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Company Description and Summary of Significant Accounting Policies” to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC, on March 12, 2026. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to improve the disclosures related to expenses and provide investors more detailed information about certain types of expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements and related disclosures.
2.    Fair Value Measurements
The Company follows accounting guidance that emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value measurements are defined on a three-level hierarchy:
•Level 1 inputs: Unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 inputs: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, whether directly or indirectly, for substantially the full term of the asset or liability; and
•Level 3 inputs: Unobservable inputs in which there is little or no market data available, which requires management to develop its own assumptions in pricing the asset or liability.

Notes to Condensed Consolidated Financial Statements
As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the long-term funding agreement, related party line item was determined on an amortized cost basis, based on an effective rate of interest.
The fair value of the liabilities associated with the March 2025 Warrants and March 2025 Private Placement Warrants (as defined below) are based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term and market interest rates (See Note 7 – Financings). There were no transfers between fair value hierarchy levels during the three months ended March 31, 2026 and 2025.
The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$77,349	$—	$—	$77,349
Total liabilities at fair value	$77,349	$—	$—	$77,349

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$25,985	$—	$—	$25,985
Total liabilities at fair value	$25,985	$—	$—	$25,985
The following table provides a roll-forward of liabilities measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Warrant liabilities
Balance as of beginning of period	$25,985	$—
Issuance of March 2025 Warrants and March 2025 Private Placement Warrants	—	15,520
Change in fair value	51,364	(2,805)
Balance as of end of period	$77,349	$12,715
There were no financial instruments measured on a non-recurring basis for any of the periods presented.
3.    Commitments and Contingencies
Apexian Sublicense Agreement
On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc. (“Apexian”), pursuant to which the Company obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 9 – Apexian Sublicense Agreement).
University of Pennsylvania LCA5/RDH12 License Agreement
On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, the Company is obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6

Notes to Condensed Consolidated Financial Statements
million and royalty payments on future net sales of such products. Until the Company is required to pay royalties under the LCA5/RDH12 Agreement, the Company must pay a de minimis annual license maintenance fee to Penn. The Company is also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income for any of the periods presented. No development, regulatory or commercial milestones were satisfied during the three months ended March 31, 2026 related to the LCA5/RDH12 Agreement.
Iveric Asset Purchase Agreement – BEST1 and RHO Programs
On December 23, 2022, Opus entered into an asset purchase agreement (the “Iveric Agreement”) with a subsidiary of Iveric Bio, Inc. (“Iveric”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, the Company is obligated to make payments to Iveric upon the achievement of specified development, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. No development, regulatory or commercial milestones were satisfied during the three months ended March 31, 2026 related to the Iveric Agreement.
Penn and University of Florida BEST1 License Agreement
On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement. Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, the Company is obligated to make payments to Penn upon the achievement of certain development, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million. The Company is also obligated to make royalty payments on future net sales of licensed BEST1 products. Until the Company is required to pay royalties under the BEST1 License, the Company must pay a de minimis annual license maintenance fee to UF and Penn. The Company must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income during any of the periods presented. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, the Company will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. No development, regulatory or commercial milestones were satisfied during the three months ended March 31, 2026 related to the BEST1 License.
Penn and UF RHO License Agreement
On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above. In return for these rights, the Company is obligated to make development, regulatory and commercial milestone payments, the maximum potential aggregate amount of such payments being $93.5 million and royalty payments on future sales of such products. No development, regulatory or commercial milestones were satisfied during the three months ended March 31, 2026 related to the RHO License.
Massachusetts Eye and Ear Infirmary License Agreement
On November 9, 2021, Opus entered into a license agreement with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, the Company is obligated to make development and regulatory milestone payments, the maximum potential aggregate amount of such payments being $0.4 million and royalty payments on future sales of such products. No development or regulatory milestones were satisfied during the three months ended March 31, 2026 related to the MEEI license agreement for NMNAT1.
Rexahn CVR Agreement
On November 5, 2020, the Company completed a merger transaction with Rexahn (“Rexahn Merger”). In connection with the Rexahn Merger, the Company, Shareholder Representatives Services LLC, as representative of the Rexahn

Notes to Condensed Consolidated Financial Statements
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
The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term (as defined in the CVR Agreement) and the payment of all amounts payable thereunder. As of March 31, 2026, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021. In addition, no milestones had been accrued as of March 31, 2026, as there were no potential milestones yet considered probable beyond those previously reported.
Facility and Other Leases
The Company’s headquarters and laboratory facilities are located in Durham, North Carolina and are leased on a month-to-month basis. All of the Company's leases qualify for the short-term lease exception under ASC 842, Leases.
The rent expense associated with all leases amounted to $0.1 million during each of the three months ended March 31, 2026 and 2025.
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
4.    Supplemental Balance Sheet Information
Accrued expenses
Accrued expenses consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
R&D services and supplies	$2,859	$2,061
Professional services	1,249	420
Compensation and benefits	795	1,992
Other	15	15
Total	$4,918	$4,488
5.    Related Party Transactions
Consulting Agreements with Dr. Pepose
On April 11, 2024, the Company entered into a consulting agreement (the “Pepose Consulting Agreement”) with Dr. Pepose, a former director of the Company. Pursuant to the Pepose Consulting Agreement, Dr. Pepose was paid a monthly consulting fee and received an award of 32,000 RSUs, as well as stock options to purchase 48,000 shares of the Company’s common stock. The RSUs vested in 12 equal monthly installments that began on May 11, 2024 and concluded on April 11, 2025. On November 21, 2024, the Pepose Consulting Agreement was amended to continue through April 11, 2026, and was further amended on April 10, 2026 to continue through May 11, 2026.

Notes to Condensed Consolidated Financial Statements
Under the Pepose Consulting Agreement, the Company incurred consulting expenses of $0.1 million during each of the three-month periods ended March 31, 2026 and 2025.
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
Letter Agreement and Strategic Partnership—FFB
On August 25, 2022, the Company entered into a binding letter of agreement (“2022 Binding Letter Agreement”) with Foundation Fighting Blindness (“FFB”), a significant stockholder of the Company, and the Jaeb Center for Health Research (the “JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the 2022 Binding Letter Agreement, FFB and the JCHR had the sole responsibility and authority to design and conduct the study, with input from the Company. Subject to certain conditions, the 2022 Binding Letter Agreement required that the Company provide FFB with a total of $2.0 million of funding to support the study, such amount being payable in an initial installment of $0.4 million at the time of submission of the final study protocol to the Institutional Review Board of the JCHR and, subject to certain conditions, in four annual installments of $0.4 million on the anniversaries of such submission. On May 27, 2025, the Company entered into a binding letter of agreement (“2025 Letter Agreement”) with FFB and the JCHR, which superseded and canceled the 2022 Binding Letter Agreement. As of March 31, 2026 a total of $0.4 million was paid by the Company under the 2022 Binding Letter Agreement and no more payments were due under the 2022 Binding Letter Agreement.
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
The Company paid the initial $0.3 million due on or before June 30, 2025 under the 2025 Letter Agreement which was recorded as research and development expense. As of March 31, 2026, the Company is required to fund one additional installment in the aggregate of $0.3 million upon receipt of future semi-annual reports. During the three months ended March 31, 2026, $0.1 million of the remaining $0.3 million obligation was recognized in the condensed consolidated financial statements.
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

Notes to Condensed Consolidated Financial Statements
MERTK Program, RDF will have the option to require the Company to buy out RDF’s interest under the Agreement for an amount equal to 100% of the funds disbursed to the Company under the Agreement. The Agreement may be terminated by either party for cause, including material breach or bankruptcy, subject to a cure period.
The RDF Agreement was accounted for as debt under ASC 470, Debt. ASC 470 requires interest expense to be recorded under an effective interest rate method. During the three months ended March 31, 2026, interest expense was $0.1 million based on an effective rate of interest of 24.2% and was recorded as interest expense in the accompanying condensed consolidated statements of comprehensive loss. The accreted liability in connection with the RDF Agreement was $1.2 million as of March 31, 2026 and was recorded under the funding agreement, related party line item in the accompanying condensed consolidated balance sheets.
6.    Preferred Stock
Series B Preferred Stock
On February 18, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation”) in connection with the February 2026 Private Placement (See Note 7 – Financings). The Series B Certificate of Designation provided for the authorization of 7,374,632 shares of Series B preferred stock, of which 7,374,632 shares of Series B preferred stock were issued upon the closing of the February 2026 Private Placement.
The Series B preferred stock was convertible into shares of the Company's common stock on a one‑for‑one basis, subject to stockholder approval of an increase in the Company’s authorized common stock by amendment to the Company’s Certificate of Incorporation (the “Charter”) and certain beneficial ownership limitations. Upon receipt of such stockholder approval (the “Authorized Stock Proposal”) at the 2026 Annual Meeting of Stockholders on April 20, 2026 (the “2026 Annual Meeting”) and the filing of the associated amendment to the Charter with the Delaware Secretary of State, each share of Series B preferred stock was automatically converted into one share of common stock. For further information, see Note 14 – Subsequent Events.
Series A Preferred Stock
On October 22, 2024, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Series A Certificate of Designation”) in connection with its acquisition of legacy Opus Genetics, Inc. in October 2024 (the “Opus Acquisition”). The Series A Certificate of Designation provided for the authorization of 14,146 shares of Series A preferred stock, of which 14,145.374 shares of Series A preferred stock were issued upon close of the Opus Acquisition. On April 30, 2025, the Company held its 2025 Annual Meeting of Stockholders. During the 2025 Annual Meeting, the Company’s stockholders voted to approve the conversion of each share of Series A preferred stock into 1,000 shares of common stock. Subsequently, on May 5, 2025, all shares of Series A preferred stock were converted into 14,145,374 shares of common stock.
7.    Financings
February 2026 Private Placement
On February 13, 2026, the Company entered into a securities purchase agreement with certain investors for a private placement of 7,374,632 shares of Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $3.39 per share. The private placement closed on February 18, 2026, resulting in gross proceeds of approximately $25.0 million. As a result of the approval by stockholders of the Authorized Stock Proposal at the 2026 Annual Meeting on April 20, 2026 and filing the associated amendment, all of the shares of Series B preferred stock were automatically converted into the same number of shares of common stock. For further information, see Note 14 – Subsequent Events.
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

Notes to Condensed Consolidated Financial Statements
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
The March 2025 Warrants are callable by the Company in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Warrants are outstanding, if, after the Closing Date, (i) the Company has announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (“Warrant Measurement Period”), which 30 consecutive trading day period shall not have commenced until after the initial exercise date, exceeds $1.425 (subject to adjustment), (iii) the trading average daily volume for such Warrant Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Warrant Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Warrant share.
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
The fair value of the March 2025 Warrants as of March 31, 2026 and December 31, 2025 was $73.3 million and $24.6 million, respectively, and are recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets. The fair value change during the three months ended March 31, 2026 and 2025 was an expense of $48.7 million and income of $2.7 million, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 75.0% and 72.5% as of March 31, 2026 and December 31, 2025, respectively, a risk free rate of 3.8% and 3.6% as of March 31, 2026 and December 31, 2025, respectively, the market price of the Company’s common stock at $4.55 and $2.01 per share as of March 31, 2026 and December 31, 2025, respectively, and other factors over a simulated term of 4.0 years and 4.2 years at March 31, 2026 and December 31, 2025, respectively. As disclosed in Note 2 – Fair Value Measurements, the March 2025 Warrants are measured at fair value using significant unobservable inputs, which are subject to a high degree of management judgment which includes the estimated probability

Notes to Condensed Consolidated Financial Statements
and timing of achieving certain data release milestones. A timing delay in achieving certain data reporting milestones, for example, would serve to increase the expected term of the March 2025 Warrants given the Company’s inability to call the March 2025 Warrants earlier than forecasted. An increase in expected term, in isolation, would serve to increase the fair value of the March 2025 Warrants.
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
The fair value of the March 2025 Private Placement Warrants as of March 31, 2026 and December 31, 2025 was $4.1 million and $1.4 million, respectively, and are recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets. The fair value change during the three months ended March 31, 2026 and 2025 was an expense of $2.7 million and income of $0.1 million, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 75.0% and 72.5% as of March 31, 2026 and December 31, 2025, respectively, a risk free rate of 3.8% and 3.6% as of March 31, 2026 and December 31, 2025, respectively, the market price of the Company’s common stock at $4.55 and $2.01 per share as of March 31, 2026 and December 31, 2025, respectively, and other factors over a simulated term of 4.0 years and 4.2 years as of March 31, 2026 and December 31, 2025, respectively. As disclosed in Note 2 – Fair Value Measurements, the March 2025 Warrants are measured at fair value using significant unobservable inputs, which are subject to a high degree of management judgment which includes the estimated probability and timing of achieving certain data release milestones. A timing delay in achieving certain data reporting milestones, for example, would serve to increase the expected term of the March 2025 Warrants given the Company’s inability to call the March 2025 Warrants earlier than forecasted. An increase in expected term, in isolation, would serve to increase the fair value of the March 2025 Warrants.
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

Notes to Condensed Consolidated Financial Statements
common stock having an aggregate offering price of up to $40.0 million. On the same date, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which the Company may offer and sell shares of its common stock through or to Leerink, acting as sales agent, under the ATM Program.
During the three months ended March 31, 2026, the Company sold 1,000,000 shares of common stock under the Leerink ATM program for gross proceeds of $2.3 million, before deducting issuance expenses. Total issuance expenses, including sales agent fees, were $0.1 million for the three-month period ended March 31, 2026.
During the three months ended March 31, 2025, the Company sold 352,953 shares of common stock under the Leerink ATM program for gross proceeds of $0.4 million, before deducting issuance expenses. Total issuance expenses, including sales agent fees and legal and accounting expenses, were $0.2 million for the three-month period ended March 31, 2025.
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
The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of March 31, 2026, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.
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
Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at December 31, 2025	22,904,879	$0.95-$6.09	$1.31	3.98
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding and exercisable at March 31, 2026	22,904,879	$0.95-$6.09	$1.31	3.73
The following table summarizes information about warrants outstanding at March 31, 2026:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at March 31, 2026
$0.95	20,189,947	3.99	20,189,947	*
$1.15	1,176,471	3.99	1,176,471	*
$6.09	1,538,461	0.19	1,538,461
Total	22,904,879		22,904,879
*Liability classified warrants in connection with March 2025 Financings

Notes to Condensed Consolidated Financial Statements
The above tables excludes 16,009,928 pre-funded warrants with a nominal exercise price of $0.0001 per share issued in connection with the November 2025 Registered Direct Offering in the amount of 7,177,033 and in connection with the March 2025 Offering in the amount of 8,832,895. All of the pre-funded warrants were deemed outstanding common stock for net loss per share purposes (See Note 11 – Net Loss per Share).
8.    Stock-based Compensation
Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three-month periods indicated below (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$1,105	$628
Research and development	359	285
Total stock-based compensation	$1,464	$913
Stock Options
During the three months ended March 31, 2026 and 2025, zero and 1,262,685 stock options, respectively, were granted to directors, officers, and employees.
Restricted Stock Units
During the three months ended March 31, 2026 and 2025, the Company granted an aggregate of 3,002,139 and 748,833 restricted stock units (“RSUs”), respectively, to directors, officers, and employees. The weighted average grant date unit fair value of the RSUs granted during the three months ended March 31, 2026 and 2025 was $2.49 and $0.95 per unit, respectively. The RSUs vest over periods ranging from one year to four years, subject to the recipient’s continued service on such dates.
Common Stock Issued for Services
The Company granted stock for services in the amount of 118,465 and 84,243 common shares during the three month period ended March 31, 2026 and 2025, respectively. The awards were granted to members of the Board who elected to receive their Board compensation in the form of stock for services. The weighted average fair value of the shares granted was $2.01 per share and $1.26 during the three months ended March 31, 2026 and 2025, respectively, and were 100% vested upon issuance.
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

Notes to Condensed Consolidated Financial Statements
agreed to make a royalty payment equal to a single-digit percentage of its net sales of products associated with the covered patents under the Apexian Sublicense Agreement. If it is not terminated pursuant to its terms, the Apexian Sublicense Agreement shall remain in effect until expiration of the last to expire of the covered patents.
None of the milestone or royalty payments were triggered or deemed probable as of March 31, 2026.
On March 16, 2026, the Company entered into a Termination and IP Assignment Agreement with Apexian that provides for the termination of a prior sublicense agreement and the sale and assignment of certain patents, know‑how, materials, and regulatory assets related to the Company’s legacy APX‑2009, APX‑2014 and APX‑3330 programs. The effectiveness of the agreement and the closing of the contemplated transactions are conditioned upon, among other things, the receipt by the Company of a non‑refundable upfront payment.
As of March 31, 2026, the upfront payment had not been received and the closing of the transaction had not occurred. Accordingly, no intellectual property, materials, or regulatory assets had been transferred, and the Company retained ownership and control of all such assets as of that date.
No amounts were recognized in the Company’s condensed consolidated financial statements for the three months ended March 31, 2026 related to the Termination and IP Assignment Agreement.

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

Notes to Condensed Consolidated Financial Statements
Recognition of Revenue
Revenue recognized under the Viatris License Agreement during the three months ended March 31, 2026 and 2025 was $2.2 million and $4.4 million, respectively, related to the output of ongoing research and development services and to a much lesser extent royalty payments. The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonable supportable forecasts. The Company has not incurred any bad debt expense to date and no allowance for credit losses has been recorded during the periods presented.
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
Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of March 31, 2026 and no revenue was recognized related to these milestones.
A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Contract assets and unbilled receivables
Balance as of beginning of three-month period	$1,170	$2,209
Revenue recognized	2,157	4,370
Reclassification to Accounts receivable related to costs billed under the Viatris License Agreement	(2,343)	(4,904)
Balance as of end of three-month period	$984	$1,675
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
Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84.5 million upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of March 31, 2026, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117, if any, will be recognized in the period the underlying sales transaction occurs.

Notes to Condensed Consolidated Financial Statements
Payments received under the BioSense License and Assignment Agreement will be subject to the CVR Agreement described in Note 3 – Commitments and Contingencies.
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
On June 27, 2025, Processa notified the Company that it would not be developing RX-3117 and terminated the Processa License Agreement, effective October 25, 2025 (the “Termination Date”). No future payments will be received under the Processa License Agreement after the Termination Date and if any future payments are received prior to the Termination Date, they will be subject to the CVR Agreement described in Note 3 – Commitments and Contingencies.
SBIR Grant Agreement
In March 2025, the Company received a Small Business Innovation Research (“SBIR”) grant through the Department of Health and Human Services in the amount of $0.9 million to be used on the development of the RHO product. Direct and allocated indirect costs for development activities are reimbursed on a draw-down basis as development activities are completed. For the three-month periods ended March 31, 2026 and 2025, the Company recognized $0.2 million and less than $0.1 million of income related to the SBIR grant, respectively, and was recorded as other income, net in the accompanying condensed consolidated statements of comprehensive loss.
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
Eligible research and development costs under the RDH12 Agreement, as approved by the Funding Parties, are reimbursed on a draw-down basis as development activities are completed by the Company. For the three-month periods ended March 31, 2026 and 2025, the Company recognized $0.2 million and no income, respectively, related to the RDH12 Agreement, which was recorded in the accompanying condensed consolidated statements of comprehensive loss under the other income, net line item.

Notes to Condensed Consolidated Financial Statements
11.   Net Loss per Share
Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share of common stock is computed similarly to basic loss or earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible preferred stock, warrants, stock options and RSUs, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and RSUs. Diluted earnings with respect to the convertible preferred stock utilizing the if-converted method was not applicable during the periods presented as no conditions required for conversion had occurred. No incremental common stock equivalents were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the periods presented.
The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three-month periods presented below:

	March 31,
	2026	2025
Warrants	22,904,879	29,433,401
Stock options	7,002,913	6,294,455
RSUs	4,917,328	2,039,387
Total	34,825,120	37,767,243
12.   Income Taxes
The effective tax rate for the three months ended March 31, 2026 and 2025 was zero percent. As of March 31, 2026, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented. The Company’s corporate returns are subject to examination for tax years beginning in 2021 for federal income tax purposes and subject to examination in various state jurisdictions beginning in 2020. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.
13.   Deferred Compensation Plan
Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During each of the three month periods ended March 31, 2026 and 2025, the Company contributed $0.1 million to the 401K Plan.
14.   Subsequent Events
March 2025 Warrant Exercises
At various dates subsequent to March 31, 2026, holders of the Company’s March 2025 Warrants exercised an aggregate of 1,750,126 warrants with an exercise price of $0.95 for cash proceeds of approximately $1.7 million.
Conversion of Series B Preferred Stock
During the 2026 Annual Meeting, the Company's stockholders voted to approve the Authorized Stock Proposal. Following the vote and the filing of the associated amendment to our Certificate of Incorporation with the Delaware Secretary of State, all 7,374,632 outstanding shares of Series B preferred stock were converted on a one-for-one basis into 7,374,632 shares of common stock.
Note Purchase and Stock Purchase and Conversion Agreements
On April 2, 2026, the Company and certain of its subsidiaries as guarantors entered into a senior secured note purchase agreement (the “Note Purchase Agreement”) with OPCM SA LLC, as purchaser agent (“Purchaser Agent”), and certain

Notes to Condensed Consolidated Financial Statements
purchasers party thereto (the “Purchasers”). Capitalized terms used in this section but not defined herein have the meanings given to such terms in the Note Purchase Agreement.
The Note Purchase Agreement provides for, among other things, the issuance of up to $155.0 million of senior secured notes (the “Notes”), of which the Purchasers have committed to purchase $105.0 million and the remaining $50.0 million is uncommitted. The issuance and purchase of each tranche of Notes is subject to the satisfaction of customary funding conditions and, in certain cases, achievement of certain pre-determined milestones. An initial tranche of $35.0 million was funded at the initial closing following the effective date of the Note Purchase Agreement, which occurred on April 21, 2026 (the “First Purchase Date”) resulting in net proceeds of approximately $34.5 million. A second tranche of $35.0 million will be available at the Company’s option until April 2, 2027. A third tranche (the “Third Tranche”) of $25.0 million will be funded upon the FDA Application Acceptance Date for OPGx-LCA5 on or prior to March 31, 2028. A fourth tranche of $10.0 million will be available, (a) at the Company’s option, if the FDA Approval Date for OPGx-LCA5 has occurred or, (b) at the Purchaser Agent’s option, if the Third Tranche has not been funded (whether or not the FDA Application Acceptance Date or FDA Approval Date has occurred), in each case, on or prior to March 31, 2028. An additional $50.0 million of uncommitted financing (separated into two equal tranches of $25.0 million) will be available upon the request of the Company but subject to the approval of each Purchaser in its sole discretion until December 31, 2027.
The Notes mature on April 21, 2033 (the “Maturity Date”) and bear interest at a rate per annum equal to Term SOFR for the three-month interest period (subject to a 3.68% floor) plus the Applicable Margin, payable quarterly. Interest payable on the first eight interest payment dates following the effective date of the Note Purchase Agreement shall be payable as follows: 50% of the interest owed for each applicable period shall be paid in kind and the remaining 50% of interest owed for such applicable period shall be paid in cash. Thereafter, 100% of the interest owed for each applicable period shall be paid in cash. The Company shall make a payment of principal on each outstanding Note on the sixth anniversary of the First Purchase Date in an amount equal to half of the aggregate principal amount of such Notes outstanding on such date, with the remaining balance payable on the Maturity Date.
Pursuant to the Note Purchase Agreement, any Purchaser may, at any time and from time to time prior to the date that is 18 months after the effective date of the Note Purchase Agreement, elect to convert up to 10% in the aggregate of the principal amount of such Purchaser’s Notes then outstanding (the “Conversion Amount”) into shares (the “Conversion Shares”) of the Company’s common stock. The number of Conversion Shares issuable upon such conversion shall be equal to the Conversion Amount divided by $6.72. Upon any such conversion, an aggregate principal amount of Notes equal to the Conversion Amount shall be deemed paid and satisfied in full and shall cease to accrue interest. Any interest accrued and unpaid through and including the date of such conversion shall remain outstanding and shall be payable in cash on the next interest payment date (or, if the Company and the Purchasers so elect in writing, shall be convertible into Conversion Shares).
The Company may voluntarily prepay the Notes in full at any time subject to a prepayment premium. Moreover, a prepayment premium may also be payable by the Company upon the occurrence of, (i) at any time prior to the first anniversary of the First Purchase Date, an acceleration of the obligations under the Note Purchase Agreement following an event of default (other than a change of control) or, (ii) at any time prior to the date that is 18 months after the First Purchase Date, a change of control of the Company that is not otherwise consented to by the Purchasers holding a majority of the outstanding Notes. The Company is required to make mandatory prepayments of the Notes with net cash proceeds from insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.
The obligations of the Company under the Notes Purchase Agreement are guaranteed by certain of its existing subsidiaries and are required to be guaranteed by subsequently acquired or organized subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations of the Company under the Note Purchase Agreement and of the Guarantors under their respective guaranty are secured, subject to customary permitted liens and other agreed upon exceptions, by (a) a pledge of all of the equity interests of the Company’s and the Guarantors’ direct subsidiaries, and (b) a perfected security interest in substantially all of the Company’s and the Guarantors’ tangible and intangible assets. The Note Purchase Agreement contains customary representations and warranties and, among other customary terms, contains events of default which are customary for financings of this type, in certain circumstances subject to specified cure periods. Following an event of default and any cure period, if applicable, the Purchaser Agent will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Note Purchase Agreement, in addition to other remedies available to it as a secured creditor of the Company.
Concurrently with the Note Purchase Agreement, on April 2, 2026, the Company entered into a stock purchase and conversion agreement (the “Purchase and Conversion Agreement”) with the Purchasers providing for the issuance of an aggregate of 1,116,070 shares (the “Purchase Shares”) of its common stock at a price per share equal to $4.48 (the “Per

Notes to Condensed Consolidated Financial Statements
Share Purchase Price”), for an aggregate purchase price of $5.0 million. The Purchase and Conversion Agreement also provides the Purchasers with an option to acquire additional Purchase Shares (the “Option Shares”) at a price per share equal to $0.0001 (subject to adjustment as set forth in the Purchase and Conversion Agreement, the “Per Share Exercise Price”) in the event that prior to October 2, 2026, the Company issues shares of its common stock (or instruments exercisable for or convertible into shares of its common stock) at an effective sale price per share below the Per Share Purchase Price, subject to certain exceptions (a “Dilutive Equity Round”). The number of Option Shares issuable upon exercise of such option will be such that, accounting for the sale and issuance of the Option Shares, the weighted average of the Per Share Purchase Price and Per Share Exercise Price for all Purchase Shares (including Option Shares) issued pursuant to the Purchase and Conversion Agreement, taken together, shall equal the lowest effective sale price per share paid in cash by third party investors to the Company for its common stock issued by the Company in such Dilutive Equity Round.
The Purchase and Conversion Agreement was amended on April 13, 2026, updating the expected closing of the issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions.

Opus Genetics, Inc.
Form 10-Q
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (the “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements, including, without limitation:
•Our gene therapy product candidates are based on a novel technology that is difficult to develop and manufacture, which may result in delays and difficulties in obtaining regulatory approval;
•Our planned clinical trials may face substantial delays, result in failure, or provide inconclusive or adverse results that may not satisfy U.S. Food and Drug Administration (“FDA”) requirements to further develop our therapeutic products;
•Delays or difficulties associated with patient enrollment in clinical trials may affect our ability to conduct and complete those clinical trials and obtain necessary regulatory approvals;
•Changes in regulatory requirements could result in increased costs or delays in development timelines;
•We depend heavily on the success of our product pipeline; if we fail to find strategic partners or fail to adequately develop or commercialize our pipeline products, our business will be materially harmed;
•Others may discover, develop, or commercialize products similar to those in our pipeline before or more successfully than we do or develop generic variants of our products even while our product patents remain active, thereby reducing our market share and potential revenue from product sales;
•We do not currently have any sales or marketing infrastructure in place and we have limited drug research and discovery capabilities;
•The future commercial success of our products could significantly depend upon several uncertain factors, including third-party reimbursement practices and the existence of competitors with similar products;
•Product liability lawsuits against us or our suppliers or manufacturers could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop;
•Failure to comply with health and safety laws and regulations could lead to material fines;
•We have not generated significant revenue from sales of any products and expect to incur losses for the foreseeable future;

Opus Genetics, Inc.
Form 10-Q
•Our future viability is difficult to assess due to our short operating history and our future need for substantial additional capital, access to which could be limited by any adverse developments that affect the financial markets;
•Raising additional capital may cause our stockholders to be diluted, among other adverse effects;
•Instability and operational disruptions at government agencies, such as the FDA, may adversely impact our development and commercialization plans by causing delays and requiring the use of additional, unforeseen resources to obtain regulatory approval for trials or products in our pipeline;
•We operate in a highly regulated industry and face many challenges adapting to sudden changes in legislative reform or the regulatory environment, including due to government shutdowns and disruptions at government agencies, which cause delays, requires the use of additional, unforeseen resources, affects our pipeline stability, and could impair our ability to compete in international markets;
•We may not receive regulatory approval to market our developed product candidates within or outside of the U.S.;
•With respect to any of our product candidates that receive marketing approval, we may be subject to substantial penalties if we fail to comply with applicable regulatory requirements;
•Our potential relationships with healthcare providers and third-party payors will be subject to certain healthcare laws and regulations, which could expose us to extensive potential liabilities;
•We rely on third parties for material aspects of our business, such as conducting our nonclinical and clinical trials and supplying and manufacturing bulk drug substances, which exposes us to certain risks;
•We may be unsuccessful in entering into or maintaining licensing arrangements or establishing strategic alliances on favorable terms, which could harm our business;
•Inadequate patent protection for our product candidates may result in our competitors developing similar or identical products or technology, which would adversely affect our ability to successfully commercialize;
•We may be unable to obtain full protection for our intellectual property rights under U.S. or foreign laws;
•We may become involved in lawsuits for a variety of reasons associated with our intellectual property rights, including alleged infringement suits initiated by third parties;
•We are dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;
•As we grow, we may not be able to operate internationally or adequately develop and expand our sales, marketing, distribution, and other corporate functions, which could disrupt our operations;
•The market price of our common stock is expected to be volatile and if we fail to comply with the continued listing standards of Nasdaq, our common stock may be delisted; and
•Factors out of our control related to our securities, such as securities litigation or actions of activist stockholders, could adversely affect our business and stock price and cause us to incur significant expenses.
We discuss many of these risks in greater detail under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and below under the heading “Risk Factors,” and in subsequent reports filed with or furnished to the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Opus Genetics, Inc.
Form 10-Q
Any forward-looking statement made by us in this Report speaks only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.
Overview
Opus Genetics, Inc. (the “Company,” “Opus,” “we,” “us,” or “our”) is a clinical-stage biopharmaceutical company developing gene therapies to restore vision and prevent blindness in patients with IRDs. We also have a small molecule therapy for other ophthalmic disorders.
Gene Therapy Programs
Our pipeline features a portfolio of seven adeno-associated virus (“AAV”) based gene therapies that address mutations in genes that cause different forms of Leber congenital amaurosis (“LCA”), bestrophinopathy, and retinitis pigmentosa.
OPGx-LCA5
OPGx-LCA5 is being developed to address a form of LCA due to biallelic mutations in the LCA5 gene, which encodes the lebercilin protein. LCA5-associated IRD is an early-onset severe inherited retinal dystrophy. Studies in patients with this mutation have reported evidence for the dissociation of retinal architecture and visual function in this disease, suggesting an opportunity for therapeutic intervention through gene augmentation. OPGx-LCA5 uses an adeno-associated virus 8 (AAV8) vector to precisely deliver a functional LCA5 gene to the outer retina via a single subretinal injection. OPGx-LCA5 has been accepted into the FDA's Rare Disease Evidence Principles (RDEP) program, and has also been granted Rare Pediatric Disease, Regenerative Medicine Advanced Therapy (RMAT), and Orphan Drug designations from the FDA. LCA5 affects an estimated 170 patients in the U.S. and 3,240 globally.
OPGx-LCA5 is currently being evaluated in an open-label, adaptive Phase 1/2/3 clinical trial. To date, six late-stage participants have been treated with OPGx-LCA5, all of whom have experienced improvements in vision, providing evidence of biological activity with the potential for functional restoration of vision in individuals with advanced disease.
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
In November 2025, we announced the successful completion of a Type B RMAT meeting with the FDA regarding OPGx-LCA5. The meeting provided constructive feedback from the FDA on key elements of the Company’s registration strategy, including Chemistry, Manufacturing and Controls (“CMC”), and the pivotal trial design. The FDA acknowledged the significant unmet medical need for individuals with LCA5-related blindness and reaffirmed its commitment to regulatory flexibility for rare genetic diseases.
We will incorporate the FDA’s feedback into our clinical development and CMC plans for the Phase 3 portion of the study to include enrolling as few as 8 participants in a single arm, 12-month study utilizing an adaptive design, which provides flexibility on endpoints and number of participants, reflective of LCA5 as a rare condition with an urgent medical need.
We expect the Phase 3 portion of the trial will include a run-in period prior to dosing to evaluate the natural history of each participant to serve as their own control in the study. We are actively identifying patients for this segment and have enrolled multiple participants for ongoing disease monitoring. Following availability of validated clinical drug supply manufactured with the intended commercial processes, Phase 3 dosing with OPGx-LCA5 is anticipated in the fourth quarter of 2026 with topline clinical data expected approximately one year later.
In May 2026, OPGx-LCA5 was accepted into the FDA's RDEP program. The FDA introduced this RDEP review process in September 2025 to provide greater speed and predictability in the review of therapies intended to treat ultra-rare diseases with very small patient populations with significant unmet medical need and that are driven by a known genetic defect that is the major driver of the pathophysiology.

Opus Genetics, Inc.
Form 10-Q
On May 7, 2026, six-month pediatric clinical data from the ongoing OPGx-LCA5 Phase 1/2 study was reported at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting. The data demonstrated restoration of cone-mediated vision in pediatric LCA5 patients, with sensitivity improvements reaching normal ranges.
OPGx-BEST1
OPGx-BEST1 is being developed for the treatment of IRDs associated with mutations in the BEST1 gene. BEST1 disease, or vitelliform macular dystrophy, is a rare, inherited retinal condition causing macular degeneration by mutations in the BEST1 gene, leading to progressive vision loss and, in some cases, blindness. In preclinical studies conducted in a naturally occurring canine model of BEST1 disease, OPGx-BEST1 demonstrated restoration of the retinal pigment epithelium-photoreceptor interface using AAV-mediated gene delivery, providing evidence in support of a first-in-man clinical trial. BEST1 affects an estimated 8,400 patients in the U.S. and 21,800 globally.
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
In November 2025, we dosed our first participant in our OPGx-BEST1 Phase 1/2 clinical trial, known as BIRD-1. The trial is an adaptive, open-label, dose-exploring, safety and tolerability study in patients with BVMD or ARB. Treatment is administered via a single subretinal injection in one eye of each participant with two dosing cohorts. The trial will also explore biological activity through functional and anatomical endpoints, including changes in visual function and retinal structure.
In December 2025, we announced that the Independent Data Monitoring Committee (IDMC) overseeing the trial completed its pre-specified safety review of the one-month data from the sentinel participant and recommended advancing enrollment and dosing of additional participants in the trial, without modification.
Results from the first sentinel patient were presented at the Macula Society in February 2026 by the principal investigator, Dr Mark Pennesi. The data demonstrated that OPGx-BEST1 was well tolerated with no ocular inflammation, no ocular or treatment-related adverse events, and no dose limiting toxicities. Early signals of functional vision improvement were observed, including an equivalent 12-letter gain in Best Corrected Visual Acuity (BCVA) in the treated study eye. In addition, structural improvement in central subfield thickness (CST) was observed with a 23% decrease in the study eye. Resolution of intraretinal fluid was also seen as early as 1-month in areas with less atrophy.
In May 2026, enrollment in Cohort 1 was completed. Five participants have been enrolled in the study, three with BVMD and two with ARB. The first four participants have been dosed, and the fifth participant is scheduled for dosing in May 2026.
We expect to announce 3-month topline data from Cohort 1 in September 2026, followed by the presentation of data at an ophthalmology medical conference later this year. Data is expected to be provided on both structural and functional outcome measures.
We are planning to discuss with the FDA an adaptive Phase 1/2/3 trial design, similar to the design of the OPGx-LCA5 trial, and acceleration to a pivotal study if the majority of patients show a treatment-related fluid resolution on optical coherence tomography.
OPGx-RDH12
OPGx-RDH12 is being developed for retinal dystrophy caused by mutations in the RDH12 gene, which is a severe, early-onset IRD marked by visual acuity loss in early childhood and rapid progression during adolescence. RDH12 encodes a retinol dehydrogenase enzyme involved in the visual cycle, protecting photoreceptors from toxic metabolite accumulation. RDH12 affects an estimated 2,500 patients in the U.S., 17,500 in the MENA (Middle East/North Africa) region, and 30,900 globally.
We are advancing OPGx-RDH12 to deliver a functional RDH12 gene to photoreceptors using an AAV vector. Preclinical studies in cellular and mouse models have demonstrated restoration of RDH12 activity and functional improvement. This program is expected to enter the clinic in the fourth quarter of 2026 and is partially funded through a partnership with the RDH12 Alliance.

Opus Genetics, Inc.
Form 10-Q
OPGx-MERTK
OPGx-MERTK is being developed for retinal degeneration caused by mutations in the MERTK gene, which plays a critical role in phagocytosis of photoreceptor outer segments by RPE cells. Loss of this function leads to rod-cone dystrophy, progressive vision loss and eventual blindness. MERTK affects an estimated 2,600 patients in the U.S., 14,300 in the MENA region and 21,960 globally.
We are advancing OPGx-MERTK using a modern AAV vector design, building on prior preclinical proof of concept and earlier clinical experience, with the aim of improving durability and efficacy. Preclinical work was funded by the Retinal Degeneration Fund (“RDF”) of the Foundation Fighting Blindness ("FFB"). The initial clinical study is being funded through Abu Dhabi’s Healthcare Research and Innovation Fund, in collaboration with the Department of Health – Abu Dhabi (DoH), Cleveland Clinic Abu Dhabi, the Innovative Research Oversight and Support (IROS) division of the M42 group, and the Authority of Social Contribution – Ma’an.
OPGx-RHO
OPGx-RHO is being developed for retinitis pigmentosa caused by autosomal dominant mutations in the rhodopsin protein utilizing a knock-down of the mutant rhodopsin and replacement with wild type rhodopsin protein. RHO affects an estimated 8,800 patients in the U.S., 14,600 in China and 30,200 globally.
We are advancing OPGx-RHO to preserve rod photoreceptors by replacing the mutant RHO gene with a functional copy, addressing the underlying genetic cause of disease. OPGx-RHO is being co-funded by the FFB and the National Institutes of Health (“NIH”). This program is expected to enter the clinic in 2027.
Patient prevalence estimates are from an analysis completed in February 2026 by Triangle Insights Group.
Earlier Stage Programs
Preclinical work is ongoing for other programs, including targeting genetic mutations in CNGB1 and NMNAT1.
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
In November 2022, we entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize PS for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia. For more information on the Viatris License Agreement, please refer to Note 10 – License and Collaboration Agreements and Other Funding Agreements included in Part I, Item 1– Financial Statements and Supplementary Data of this Report.
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

Opus Genetics, Inc.
Form 10-Q
studies, Viatris, the Company’s global commercialization partner for PS, filed a supplemental New Drug Application (sNDA) with the FDA in December 2025. In February 2026, the FDA accepted the sNDA and set a Prescription Drug User Fee Act (PDUFA) action date of October 17, 2026.
Mesopic, Low-Contrast Conditions: We are conducting our second Phase 3 trial, known as LYNX-3, to treat significant, chronic night driving impairment in keratorefractive patients with reduced mesopic vision. The program is being conducted under a Special Protocol Assessment and has received Fast Track Designation from the FDA. The first Phase 3 trial, LYNX-2, met its primary endpoint of a gain of three lines (or 15 letters) or more of distance vision improvement on a low contrast chart in low light conditions after 15 days of dosing. In the study, 17.3% of participants treated with PS achieved a ≥15-letter Early Treatment Diabetic Retinopathy Study (ETDRS) (≥ 3-line) improvement in Mesopic Low Contrast Distance Visual Acuity (mLCVA) at Day 15, compared to 9.2% in the placebo group (p<0.05). We are currently enrolling participants in LYNX-3.

Opus Genetics, Inc.
Form 10-Q
Recent Developments
Note Purchase and Stock Purchase and Conversion Agreements
On April 2, 2026, we entered into a strategic financing agreement with Oberland Capital Management LLC (“Oberland Capital”). The proceeds of the financing may be used for general corporate purposes of the Company, which includes uses to accelerate the clinical development, manufacturing, and potential commercialization of our broad IRD gene therapy pipeline.
The new senior secured notes facility provides us with access to future non-dilutive funding of up to $155.0 million to support our future strategic initiatives and growth, with an initial tranche of $35.0 million, which was funded on April 21, 2026, the initial closing, a second $35.0 million tranche available at our option (subject to satisfaction of customary funding conditions) within the next 12 months, along with additional tranches up to $35.0 million available to us upon the occurrence of certain milestones and satisfaction of customary funding conditions. The facility also provides for up to $50.0 million in additional tranches at the mutual agreement of the parties. See further details in Note 14 – Subsequent Events and the Liquidity and Capital Resources section below under Historical Capital Resources.
Concurrently with the Note Purchase Agreement, we entered into a stock purchase and conversion agreement with Oberland Capital, providing for the issuance of an aggregate of 1,116,070 shares of our common stock at a price per share equal to $4.48, for an aggregate purchase price of $5.0 million. See further details in Note 14 – Subsequent Events and the Liquidity and Capital Resources section below under Historical Capital Resources.
The Purchase and Conversion Agreement was amended on April 13, 2026, updating the expected closing of the issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions.
March 2025 Warrant Exercises
At various dates subsequent to March 31, 2026, holders of the Company's March 2025 Warrants (as defined and described further below in the Liquidity and Capital Resources section under Historical Capital Resources) exercised an aggregate of 1,750,126 warrants with an exercise price of $0.95 for cash proceeds of approximately $1.7 million.
February 2026 Private Placement and Conversion of Series B Preferred Stock
On February 13, 2026, we entered into a securities purchase agreement with certain investors for a private placement of 7,374,632 shares of Series B preferred stock at a purchase price of $3.39 per share. The private placement closed on February 18, 2026, resulting in gross proceeds of approximately $25.0 million. The Series B preferred stock was convertible into shares of our common stock on a one‑for‑one basis, subject to stockholder approval of an increase in the Company’s authorized common stock and certain beneficial ownership limitations.
On April 20, 2026, we held our 2026 Annual Meeting. During the 2026 Annual Meeting, our stockholders voted to approve an amendment to our restated certificate of incorporation to increase the number of authorized shares of our common stock from 125 million shares to 250 million shares. Following the vote and filing of the associated amendment to our Certificate of Incorporation with the Delaware Secretary of State, all 7,374,632 outstanding shares of Series B preferred stock were converted on a one-for-one basis into 7,374,632 shares of common stock.
At-The-Market Program
During the three months ended March 31, 2026, we sold 1,000,000 shares of common stock under the Leerink ATM program (as defined and described further below in the Liquidity and Capital Resources section under Historical Capital Resources) for gross proceeds of $2.3 million, before deducting issuance expenses. Total issuance expenses, including sales agent fees and legal and accounting expenses, were $0.1 million for the three months ended March 31, 2026.

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
Through March 31, 2026, we have funded our operations primarily through equity financings, the issuance of convertible notes in private placements, and license fee and milestone payments in connection with the Viatris License Agreement.
Our net loss was $65.5 million for the three months ended March 31, 2026, as compared to a net loss of $8.2 million for the three months ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $254.1 million. We anticipate that our expenses will continue to increase as we:
•continue clinical trials for LCA5, BEST1, PS and for any other product candidate in our future pipeline;
•continue nonclinical studies for our pipeline of gene therapies;
•develop additional product candidates that we identify, in-license or acquire;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•contract to manufacture our product candidates;
•maintain, expand and protect our intellectual property portfolio;
•hire additional staff, including clinical, scientific, operational and financial personnel, to execute our business plan;
•add operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts;
•continue to operate as a public company; and
•establish on our own or with partners, a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.
Our net loss will likely continue to fluctuate significantly from quarter to quarter and year to year, depending on fair value adjustments related to our liability classified warrants, the timing of our nonclinical studies, clinical trials, expenditures on other research and development activities (and reimbursement thereof), and from potential milestone payments received from and revenue earned under the Viatris License Agreement or any other license and collaboration agreements that we enter into.
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

Opus Genetics, Inc.
Form 10-Q
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
Operating Expenses
Our operating expenses are classified into two categories: research and development and general and administrative.
Research and Development Expenses
To date, our research and development expenses have related primarily to the clinical stage development of our IRD programs, including LCA5 and BEST1, and PS. Research and development expenses consist of costs incurred in performing research and development activities, including compensation, benefits and stock-based compensation costs for research and development employees and costs for consultants, costs associated with nonclinical studies and clinical trials, regulatory activities, manufacturing activities to support clinical activities, license fees, nonlegal patent costs, fees paid to external service providers that conduct certain research and development, and an allocation of overhead expenses.
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
Fair value change in warrant liabilities
The fair value change in warrant liabilities consists of the fair value changes associated with the March 2025 Warrants and March 2025 Private Placement Warrants described further below in the Liquidity and Capital Resources section under Historical Capital Resources.
Financing costs
Financing costs consist of issuance costs attributed to our March 2025 Warrants and March 2025 Private Placement Warrants as well as in connection with the April 2, 2026 Note Purchase Agreement described further in Note 14 – Subsequent Events and below in the Liquidity and Capital Resources section under Historical Capital Resources.

Opus Genetics, Inc.
Form 10-Q
Interest Expense
Interest expense consists of non-cash interest cost during the three-month period ended March 31, 2026 incurred under the Company’s RDF Agreement, which is accounted for as debt under ASC 470, Debt. ASC 470. There was no non-cash interest expense for the three-month period ended March 31, 2025.
Other Income, net
Other income, net includes interest earned from cash and cash equivalent investments and reimbursements in connection with grants and other sources when they occur.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of March 31, 2026 and December 31, 2025 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.
Results of Operations
Comparison of Three Months Ended March 31, 2026 and 2025
The following table summarizes our operating results for the periods indicated (in thousands):

	For the Three Months Ended
	2026	2025	Change

License and collaborations revenue	$2,157	$4,370	$(2,213)

Operating expenses:
Research and development	10,577	7,953	2,624
General and administrative	5,944	6,346	(402)
Total operating expenses	16,521	14,299	2,222
Loss from operations	(14,364)	(9,929)	(4,435)
Fair value change in warrant liabilities	(51,364)	2,805	(54,169)
Financing costs	(582)	(1,372)	790
Interest expense	(69)	—	(69)
Other income, net	844	302	542
Loss before income taxes	(65,535)	(8,194)	(57,341)
Benefit (provision) for income taxes	—	—	—
Net loss	$(65,535)	$(8,194)	$(57,341)
License and Collaborations Revenue
License and collaborations revenue was $2.2 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. Revenue during both quarterly periods was derived from the Viatris License Agreement, primarily for the reimbursement of research and development services, and to a much lesser extent, earned royalties from sales of RYZUMVI, indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. The $2.2 million decrease in license and collaborations revenue during the current three month period ended March 31, 2026 compared to the corresponding prior year period was due to a decrease in PS research and development services.

Opus Genetics, Inc.
Form 10-Q
Research and Development
The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	For the Three Months Ended
	2026	2025	Change

External costs:
IRD Programs	$6,669	$1,923	$4,746
Phentolamine Ophthalmic Solution 0.75% (“PS”)	2,071	4,035	(1,964)
APX 3330	13	393	(380)
Unallocated	59	136	(77)
Total external cost	8,812	6,487	2,325
Internal costs:
Employee related expenses	1,671	1,409	262
Facilities, supplies and other	94	57	37
Total internal costs	1,765	1,466	299
Total research and development expense	$10,577	$7,953	$2,624
A greater percentage of our research and development expense incurred has been allocated to IRD programs for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as we continue to focus on developing our broad IRD gene therapy pipeline. Conversely, a lesser percentage of research and development expense incurred has been allocated to PS and APX 3330 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Research and development expenses for the three months ended March 31, 2026 were $10.6 million compared to $8.0 million for the three months ended March 31, 2025. The $2.6 million increase was primarily attributable to higher manufacturing costs associated with the Company's IRD programs of $4.4 million as development progresses, partially offset by lower clinical costs associated with the PS related programs of $1.7 million as clinical trials near completion. Research and development expenses included $0.4 million and $0.3 million in stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
General and Administrative
General and administrative expenses for the three months ended March 31, 2026 were $5.9 million compared to $6.3 million for the three months ended March 31, 2025. The decrease of $0.4 million was primarily attributable to lower legal costs of $1.5 million, partially offset by higher employee compensation related costs of $1.1 million, inclusive of stock-based compensation expense, period over period. General and administrative expenses included $1.1 million and $0.6 million in stock-based compensation expense during the three months ended March 31, 2026 and 2025, respectively.
Fair value change in warrant liabilities
The fair value change in warrant liabilities was attributed to the March 2025 Warrants and March 2025 Private Placement Warrants, and was an expense of $51.4 million and income of $2.8 million for the three months ended March 31, 2026 and 2025, respectively. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates.

Opus Genetics, Inc.
Form 10-Q
Financing costs
Financing costs of $0.6 million for the three months ended March 31, 2026 were comprised of issuance costs attributed to the April 2, 2026 Note Purchase Agreement described further in Note 14 – Subsequent Events and below in the Liquidity and Capital Resources section under Historical Capital Resources.
Financing costs for the three months ended March 31, 2025 of $1.4 million were comprised of issuance costs attributed to the March 2025 Warrants and March 2025 Private Placement Warrants.
Interest expense
During the three months ended March 31, 2026, we incurred interest expense in connection with the RDF Agreement in the amount of $0.1 million. There was no interest expense during the comparable prior year period.
Other Income, net
During the three months ended March 31, 2026, we had other income, net of $0.8 million which primarily consisted of interest income in the amount of $0.4 million in connection with our cash and cash equivalents on-hand and grant income in the amount of $0.4 million.
During the three months ended March 31, 2025, we had other income, net of $0.3 million related primarily to interest income in connection with our cash and cash equivalents on-hand.
Liquidity and Capital Resources
Capital Resources
As of March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $60.0 million. Subsequently in April 2026, we received net proceeds of approximately $34.5 million from the funding of the first tranche of our senior secured notes facility with Oberland Capital on April 21, 2026. We believe our current available cash and cash equivalents, including the April 2026 proceeds from the Oberland Capital senior secured notes facility will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements. As of March 31, 2026, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at four large financial institutions.
Historical Capital Resources
Our primary source of cash to fund our operations has been various equity offerings in the amount of $145.3 million, the senior secured notes facility with Oberland Capital, referenced above and described further below, and the issuance of convertible notes in the amount of $8.5 million. In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2022, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022 totaling $40.1 million through March 31, 2026, all in connection with the Viatris License Agreement. Lastly, we have received funding in the amount of $2.1 million from the RDF Agreement and various research and development grants.
April 2026 Note Purchase Agreement
On April 2, 2026, we entered into a strategic financing agreement with Oberland Capital. The proceeds of the financing may be used for general corporate purposes of the Company, which includes uses to accelerate the clinical development, manufacturing, and potential commercialization of our broad IRD gene therapy pipeline.
The new senior secured notes facility with Oberland Capital provides us with access to future non-dilutive funding of up to $155.0 million to support our future strategic initiatives and growth, with an initial tranche of $35.0 million, which was funded on April 21, 2026, the initial closing, a second $35.0 million tranche available at the Company’s option (subject to satisfaction of customary funding conditions) within the next 12 months, along with additional tranches of up to $35.0 million available to us upon the occurrence of certain milestones and satisfaction of customary financing conditions. The facility also provides for up to $50.0 million in additional tranches upon the mutual agreement of the parties.

Opus Genetics, Inc.
Form 10-Q
The notes mature on April 21, 2033 (the “Maturity Date”) and bear interest at a rate per annum equal to Term SOFR for the three-month interest period (subject to a 3.68% floor) plus the Applicable Margin, payable quarterly. Interest payable on the first eight interest payment dates following the effective date of the Note Purchase Agreement shall be payable as follows: 50% of the interest owed for each applicable period shall be paid in kind and the remaining 50% of interest owed for such applicable period shall be paid in cash. Thereafter, 100% of the interest owed for each applicable period shall be paid in cash. We shall make a payment of principal on each outstanding Note on the sixth anniversary of the First Purchase Date in an amount equal to half of the aggregate principal amount of such Notes outstanding on such date, with the remaining balance payable on the Maturity Date.
Pursuant to the Note Purchase Agreement, any Purchaser may, at any time and from time to time prior to the date that is 18 months after the effective date of the Note Purchase Agreement, elect to convert up to 10% in the aggregate of the principal amount of such Purchaser’s Notes then outstanding (the “Conversion Amount”) into shares (the “Conversion Shares”) of the Company’s common stock. The number of Conversion Shares issuable upon such conversion shall be equal to the Conversion Amount divided by $6.72. Upon any such conversion, an aggregate principal amount of Notes equal to the Conversion Amount shall be deemed paid and satisfied in full and shall cease to accrue interest. Any interest accrued and unpaid through and including the date of such conversion shall remain outstanding and shall be payable in cash on the next interest payment date (or, if we and the Purchasers so elect in writing, shall be convertible into Conversion Shares).
We may voluntarily prepay the Notes in full at any time subject to a prepayment premium. Moreover, a prepayment premium may also be payable by us upon the occurrence of, (i) at any time prior to the first anniversary of the First Purchase Date, an acceleration of the obligations under the Note Purchase Agreement following an event of default (other than a change of control) or, (ii) at any time prior to the date that is 18 months after the First Purchase Date, a change of control of the Company that is not otherwise consented to by the Purchasers holding a majority of the outstanding Notes. We are required to make mandatory prepayments of the Notes with net cash proceeds from insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.
Stock Purchase and Conversion Agreement
Concurrently with the Note Purchase Agreement, on April 2, 2026, we entered into a stock purchase and conversion agreement (the “Purchase and Conversion Agreement”) with the Purchasers providing for the issuance of an aggregate of 1,116,070 shares (the “Purchase Shares”) of our common stock at a price per share equal to $4.48 (the “Per Share Purchase Price”), for an aggregate purchase price of $5.0 million. The Purchase and Conversion Agreement also provides the Purchasers with an option to acquire additional Purchase Shares (the “Option Shares”) at a price per share equal to $0.0001 (subject to adjustment as set forth in the Purchase and Conversion Agreement, the “Per Share Exercise Price”) in the event that prior to October 2, 2026, we issue shares of common stock (or instruments exercisable for or convertible into shares of common stock) at an effective sale price per share below the Per Share Purchase Price, subject to certain exceptions (a “Dilutive Equity Round”). The number of Option Shares issuable upon exercise of such option will be such that, accounting for the sale and issuance of the Option Shares, the weighted average of the Per Share Purchase Price and Per Share Exercise Price for all Purchase Shares (including Option Shares) issued pursuant to the Purchase and Conversion Agreement, taken together, shall equal the lowest effective sale price per share paid in cash by third party investors to us for the common stock we issued in such Dilutive Equity Round.
The Purchase and Conversion Agreement was amended on April 13, 2026, updating the expected closing of the issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions.
February 2026 Private Placement
On February 13, 2026, we entered into a securities purchase agreement with certain investors for a private placement of an aggregate of 7,374,632 shares of Series B preferred stock at a purchase price of $3.39 per share. The private placement closed on February 18, 2026, resulting in gross proceeds of approximately $25.0 million. As a result of the approval by stockholders of the Authorized Stock Proposal at the 2026 Annual Meeting, all 7,374,632 outstanding shares of Series B preferred stock were converted on a one-for-one basis into 7,374,632 shares of common stock.
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

Opus Genetics, Inc.
Form 10-Q
In the offering, we sold an aggregate of 3,827,751 shares of common stock at a price of $2.09 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 7,177,033 shares of common stock at a purchase price of $2.0899 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.0001 per share of common stock, will be immediately exercisable subject to certain conditions set forth in each pre-funded warrant, and will not expire. The offering closed on November 10, 2025.
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
Also on March 21, 2025, we entered into a subscription agreement (the “Subscription Agreement”) with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of our Board. Pursuant to the Subscription Agreement, the Company agreed to issue and sell, in a private offering (the “March 2025 Private Placement”), a total of 392,157 shares of common stock to Mr. Magrath and 784,314 shares of common stock to Mr. Gallagher, as well as 392,157 warrants to purchase shares of common stock to Mr. Magrath and 784,314 warrants to purchase shares of common stock to Mr. Gallagher (“March 2025 Private Placement Warrants”). Each March 2025 Private Placement Warrant has an initial exercise price of $1.15, expires on the five-year anniversary of the original issuance date and may be called by the Company 30 days following the release of the Company’s OPGx-BEST1 DUO-1001 Cohort 1 data upon achievement of a volume weighted average price of our common stock for 30 consecutive trading days of over $1.725 per share and the trading average daily volume for such 30 day period exceeds $150,000 per trading day.
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
The March 2025 Warrants are callable by us in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Warrants are outstanding, if, after the closing date, March 24, 2025 (the “Closing Date”), (i) we have announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (“Warrant Measurement Period”), which 30 consecutive trading day period shall not have commenced until after the initial exercise date exceeds $1.425 (subject to adjustment), (iii) the trading average daily volume for such Warrant Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was

Opus Genetics, Inc.
Form 10-Q
provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Warrant Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Warrant share.
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
March 2025 Private Placement Warrants
The March 2025 Private Placement Warrants have an initial exercise price equal to $1.15 per share of common stock and are exercisable for five years from the date of issuance. The March 2025 Private Placement Warrants are callable by us in certain circumstances. Subject to certain exceptions, in the event that the March 2025 Private Placement Warrants are outstanding, if, after the Closing Date, (i) the Company announced OPGx-BEST1 DUO-1001 Cohort 1 data, (ii) the volume weighted average price of the common stock for 30 consecutive trading days (“Private Placement Measurement Period”), which 30 consecutive trading day period shall not have commenced until after the initial exercise date exceeds $1.725 (subject to adjustment), (iii) the trading average daily volume for such Private Placement Measurement Period exceeds $150,000 per trading day and (iv) the March 2025 Private Placement Warrant holder is not in possession of any information that constitutes or might constitute material non-public information which was provided by the Company, its subsidiaries or any of its officers, directors, employees, agents or affiliates, then the Company may, within one trading day of the end of such Private Placement Measurement Period, upon notice, call for cancellation of all or any portion of the March 2025 Private Placement Warrants for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per March 2025 Private Placement Warrant share. Other terms under the March 2025 Private Placement Warrants are generally identical to the terms of the March 2025 Warrants discussed above.
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
At-The-Market Program
Since 2021, we have maintained at‑the‑market equity offering programs (collectively, the “ATM Programs”) pursuant to sales agreements with JonesTrading Institutional Services LLC (“JonesTrading”) and, more recently, Leerink Partners LLC (“Leerink”). Under the ATM Programs, shares of our common stock may be offered and sold from time to time at prevailing market prices. References in this Report to proceeds from “the ATM” or “ATM offerings” refer collectively to sales of our common stock under one or more of the ATM Programs.
On March 11, 2021, we entered into a sales agreement with JonesTrading under which we may offer and sell, from time to time at our sole discretion, to or through JonesTrading, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million.
On January 13, 2025, we entered into a new sales agreement with Leerink under which we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million. Upon entry into the new sales agreement, the Company terminated its prior ATM program pursuant to the Capital on DemandTM Sales Agreement dated March 11, 2021, by and between the Company and JonesTrading.

Opus Genetics, Inc.
Form 10-Q
As of March 31, 2026, we had sold an aggregate of 10,573,250 shares of common stock under the ATM Programs since their inception, resulting in gross proceeds of $31.0 million and total issuance costs of $1.5 million.
Registered Direct Offering
On June 4, 2021, we entered into a placement agency agreement for a registered direct offering (“RDO”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the placement agency agreement, AGP on June 8, 2021 sold an aggregate of 3,076,923 shares of our common stock and warrants to purchase 1,538,461 shares of our common stock (the “RDO Warrants”) at an offering price of $4.875 per one share and per one-half of each RDO Warrant. The RDO was made pursuant to the Company’s 2021 shelf registration.
The RDO Warrants have an exercise price of $6.09 per share, are exercisable from the initial issuance date of June 8, 2021, and will expire five years following the initial issuance date. As of March 31, 2026, 1,538,461 RDO Warrants were outstanding and none have been exercised since issuance.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Three Months Ended
	2026	2025

Net cash (used in) operating activities	$(12,727)	$(8,994)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	27,595	20,465
Net increase in cash and cash equivalents	$14,868	$11,471
Cash Flow from Operating Activities
For the three months ended March 31, 2026, cash used in operating activities of $12.7 million was attributable to a net loss of $65.5 million, partially offset by non-cash expense of $52.9 million which was primarily driven by the change in fair value attributable to the warrant liabilities resulting in a non-cash expense of $51.4 million and non-cash stock-based compensation expense of $1.5 million. The net change in our operating assets and liabilities used cash of $0.1 million and resulted primarily from an increase in prepaids and other current assets of $2.1 million driven by increased prepaid manufacturing costs associated with our IRD pipeline, partially offset by an increase in accounts payable and accrued expenses of $1.6 million and a decrease in accounts receivable of $0.3 million due to a lower receivable balance from Viatris in connection with the Viatris license agreement.
For the three months ended March 31, 2025, cash used in operating activities of $9.0 million was attributable to a net loss of $8.2 million, adjusted by a reclassification to financing activities related to the March 2025 financings and by non-cash net operating income of $0.5 million in the aggregate, and attributed to a net change cash use of $0.3 million in Opus’s net operating assets and liabilities. The non-cash expenses consisted principally of a fair value change in warrant liabilities benefit of $2.8 million, partially offset by stock-based compensation of $0.9 million. The reclassification to financing activities for issuance costs attributed to our liability classified warrants was $1.4 million. The change in operating assets and liabilities was primarily attributable to a net decrease in our aggregate accounts payable and accrued expenses and by an increase in our prepaid expenses and other assets, offset in part by a decrease in our accounts receivable and contract assets. All of the changes were attributed to fluctuations in our operating expenses and collections in the normal course of business.

Opus Genetics, Inc.
Form 10-Q
Cash Flow from Investing Activities
There were no sources or uses of cash from investing activities during the periods presented.
Cash Flow from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was $27.6 million that consisted principally of gross proceeds received from the issuance of Series B preferred stock in the February 2026 private placement of $25.0 million, gross proceeds from the ATM in the amount of $2.3 million, and proceeds from the exercise of stock options totaling $0.7 million. These financing activities were offset by issuance costs of $0.4 million in the aggregate.
Net cash provided by financing activities during three months ended March 31, 2025 was $20.5 million that consisted principally of gross proceeds received from the March 2025 Offering and March 2025 Private Placement of $21.5 million in the aggregate, and from gross proceeds received from the ATM of $0.4 million. Both financings were offset by issuance costs of $1.4 million in the aggregate.
Liquidity and Capital Resource Requirements
As of March 31, 2026 we had cash and cash equivalents of $60.0 million. Our primary source of cash to fund our operations has been various equity offerings in the amount of $145.3 million, the senior secured notes facility with Oberland Capital, referenced above and described further below, and the issuance of convertible notes in the amount of $8.5 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35.0 million, a milestone payment of $10.0 million, and we have received reimbursement for costs related to development since the fourth quarter of 2022 totaling $40.1 million through March 31, 2026, all in connection with the Viatris License Agreement. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreement with Viatris, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.
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
The April 2026 Note Purchase Agreement provides for, among other things, the issuance of up to $155.0 million of senior secured notes, of which the Purchasers have committed, subject to the satisfaction of customary funding conditions and, in certain cases, achievement of certain milestones, to purchase $105.0 million (the first tranche of $35.0 million has been purchased), and the remaining $50.0 million is uncommitted.
The April 2026 Purchase and Conversion Agreement provides for the issuance of an aggregate of 1,116,070 shares of our common stock at a price per share equal to $4.48 for an aggregate purchase price of $5.0 million. The Purchase and Conversion Agreement was amended on April 13, 2026, updating the expected closing of the issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions.
Through the ATM program with Leerink, we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million. As of March 31, 2026, we had sold an aggregate of 10,573,250 shares of our common stock under the ATM Programs since their inception, resulting in gross proceeds of $31.0 million and total issuance costs of $1.5 million.
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

Opus Genetics, Inc.
Form 10-Q
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
Contractual Obligations and Commitments
Our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, have not materially changed since we filed that report, except as discussed below.
Other Commitments
In the course of normal operations, we enter into cancelable purchase commitments from time to time with our suppliers for various key research, clinical and manufacturing services. The purchase commitments covered by these arrangements are subject to change based on our research and development efforts.
Other Funding Requirements
As noted above, certain of our cash requirements relate to the funding of our ongoing research and development of our gene therapy product candidates, inclusive of any potential milestone and royalty obligations under our intellectual property licenses. See “Part I, Item 1— Business— Pipeline— Sales and Marketing—Manufacturing— Review and Approval of Drugs and Biologics in the United States— Review and Approval of Drug Products in the European Union” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, for a discussion of design, development, pre-clinical and clinical activities that we may conduct in the future, including expected cash expenditures required for some of those activities, to the extent we are able to estimate such costs.
Our other cash requirements within the next 12 months include accounts payable, accrued expenses, purchase commitments, quarterly cash interest obligations associated with the Oberland Capital Notes Purchase Agreement and other current liabilities. Our other cash requirements greater than 12 months from various contractual obligations and commitments may include future principal repayments and additional obligations under the Oberland Capital Note Purchase Agreement, operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2027. Refer to Note 3 – Commitments and Contingencies and Note 14 – Subsequent Events included in Part 1, Item 1 – “Financial Statements” of this Report for further detail of our lease obligation and license agreements with regard to the timing of expected future payments.
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

Opus Genetics, Inc.
Form 10-Q
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
License and Collaborations Revenue
We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 10 — License and Collaboration Revenue and Other Funding Agreements included in Part 1, Item 1 – “Financial Statements” of this Report.
Warrant Liabilities
The Company issued warrants to purchase equity securities in connection with the March 2025 financings that are recorded under the warrant liabilities line item in the accompanying condensed consolidated balance sheets. The Company accounts for these warrants as a liability at fair value when the valuation inputs are not fixed and determinable. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. Any future change in fair value of the warrant liabilities, when outstanding, is recognized in the condensed consolidated statements of comprehensive loss under the fair value change in warrant liabilities line item. For further discussion about the determination of the warrant liabilities, see Note 7 – Financings included in “Part 1, Item 1 – Financial Statements" of this Report.
Income Tax Assets and Liabilities
A full valuation allowance has been provided on our net deferred tax assets given the uncertainty of future taxable income and other related factors impacting the realizability of our remaining net deferred tax assets. For additional information, see Note 12 — Income Taxes included in “Part II, Item 8 – Financial Statements and Supplementary Data” in our Annual Report filed on Form 10-K for the year ended December 31, 2025, and see Note 12 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.
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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A.Risk Factors
There have been no material changes in our risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risks and uncertainties described therein.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable to our Company.

Opus Genetics, Inc.
Form 10-Q
Item 5.  Other Information
On March 12, 2026, Dr. George Magrath, the Company’s Chief Executive Officer, adopted a Rule 10b5‑1 trading plan (as defined in Rule 10b5‑1(c) under the Securities Exchange Act of 1934) providing for the potential sale of up to 1,000,000 shares of the Company’s common stock. Pursuant to the trading plan, sales of shares may commence on or after September 1, 2026, and is scheduled to terminate on or prior to December 31, 2028, subject to earlier termination in accordance with its terms.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 19, 2026).
3.2**	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed on April 20, 2026.
10.1	Securities Purchase Agreement, dated as of February 13, 2026, by and among Opus Genetics, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2026).
10.2	Registration Rights Agreement, dated as of February 18, 2026, by and among Opus Genetics, Inc. and several investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 19, 2026).
10.3	Note Purchase Agreement, dated as of April 2, 2026, by and among Opus Genetics, Inc., as Issuer, the other Obligors party thereto, the Purchasers party thereto, and OPCM SA LLC, as Purchaser Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 7, 2026).
10.4	Stock Purchase and Conversion Agreement, dated as of April 2, 2026, by and between Opus Genetics, Inc. and TPC Investments Solutions LP and TPC Investments Solutions Co-Invest LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 7, 2026).
10.5**	Waiver and Omnibus Amendment of Note Purchase Agreement and Stock Purchase and Conversion Agreement, dated as of April 13, 2026, by and among Opus Genetics, Inc., OpusTX, LLC, certain Purchasers party thereto, and OPCM SA LLC.
10.6**#	Amendment No. 2 to Consulting Agreement, dated as of April 10, 2026, by and between the Company and Jay S. Pepose, M.D.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Documents are furnished and not filed.
**Indicates exhibits that are being filed herewith.
#    Indicates management contract or compensatory plan.

Opus Genetics, Inc.
Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 12, 2026
Opus Genetics, Inc.

By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Robert Gagnon
Robert Gagnon
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)