Form 10-Q
period 2026-06-30
Opus Genetics, Inc.
filed 2026-08-06
CIK 1228627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock as of August 3, 2026 was 83,195,823.

OPUS GENETICS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements
Opus Genetics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts and par value)

	As of
	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$88,812	$45,091
Accounts receivable	1,041	1,995
Contract assets and unbilled receivables (Note 12)	415	1,170
Prepaids and other current assets	2,428	1,788
Total current assets	92,696	50,044
Property and equipment, net	172	199
Restricted cash	100	—
Total assets	$92,968	$50,243

Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,881	$3,293
Accrued expenses	5,724	4,488
Total current liabilities	7,605	7,781
Long-term debt	34,932	—
Warrant liabilities	62,145	25,985
Funding agreement, related party	1,272	1,129
Total liabilities	105,954	34,895

Commitments and contingencies (Note 4 and Note 11)

Stockholders’ (deficit) equity:
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Common stock, par value $0.0001; 250,000,000 and 125,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 82,647,946 and 69,894,507 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	8	7
Additional paid-in capital	249,228	203,930
Accumulated deficit	(262,222)	(188,589)
Total stockholders’ (deficit) equity	(12,986)	15,348
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$92,968	$50,243

See accompanying notes.

Opus Genetics, Inc.
Condensed Consolidated Statements of
Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
License and collaborations revenue	$755	$2,882	$2,912	$7,252

Operating expenses:
Research and development	11,207	6,022	21,784	13,975
General and administrative	6,028	5,766	11,972	12,112
Total operating expenses	17,235	11,788	33,756	26,087
Loss from operations	(16,480)	(8,906)	(30,844)	(18,835)
Fair value change in instruments measured at fair value	7,174	917	(44,190)	3,722
Financing costs	(531)	35	(1,113)	(1,337)
Other income, net	1,739	534	2,514	836
Loss before income taxes	(8,098)	(7,420)	(73,633)	(15,614)
Benefit (provision) for income taxes	—	—	—	—
Net loss	(8,098)	(7,420)	(73,633)	(15,614)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(8,098)	$(7,420)	$(73,633)	$(15,614)

Net loss per share:
Net loss per share - basic	$(0.08)	$(0.12)	$(0.81)	$(0.32)
Net loss per share - diluted	$(0.14)	$(0.12)	$(0.81)	$(0.32)

Number of shares used in per share calculations:
Weighted average shares outstanding - basic	95,483,280	63,376,392	91,211,050	48,712,124
Weighted average shares outstanding - diluted	111,384,011	63,376,392	91,211,050	48,712,124
See accompanying notes.

Opus Genetics, Inc.
Condensed Consolidated Statements of Changes in
Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands, except share amounts)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid–In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	14,145.374	$18,843	31,574,657	$3	$145,719	$(138,998)	$6,724
Issuance of common stock and pre-funded warrants in connection with the March 2025 offering and private placement	—	—	13,396,207	1	5,979	—	5,980
Issuance of common stock in connection with at-the-market program	—	—	352,953	1	408	—	409
Issuance costs	—	—	—	—	(728)	—	(728)
Stock-based compensation		—	84,243	—	913	—	913
Share repurchases for the payment of employee taxes	—	—	(31,913)	—	(36)	—	(36)
Exercise of stock options	—	—	5,000	—	5	—	5
Vesting of restricted stock units	—	—	102,676	—	—	—	—
Net and comprehensive loss	—	—	—	—	—	(8,194)	(8,194)
Balance at March 31, 2025	14,145.374	$18,843	45,483,823	$5	$152,260	$(147,192)	$5,073
Conversion of preferred stock	(14,145.374)	(18,843)	14,145,374	1	18,842	—	18,843
Stock-based compensation	—	—	278,858	—	896	—	896
Issuance cost, net credit	—	—	—	—	81	—	81
Net and comprehensive loss	—	—	—	—	—	(7,420)	(7,420)
Balance at June 30, 2025	—	$—	59,908,055	$6	$172,079	$(154,612)	$17,473

	Series B Preferred Stock		Common Stock		Additional Paid–In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	—	$—	69,894,507	$7	$203,930	$(188,589)	$15,348
Issuance of Series B preferred stock, net of issuance costs of $264	7,374,632	24,736	—	—	—	—	—
Issuance of common stock in connection with at-the-market program, net of issuance costs of $68	—	—	1,000,000	—	2,182	—	2,182
Stock-based compensation		—	118,465	—	1,464	—	1,464
Share repurchases for the payment of employee taxes	—	—	(12,653)	—	(33)	—	(33)
Exercise of stock options	—	—	226,115	—	738	—	738
Vesting of restricted stock units	—	—	176,038	—	—	—	—
Net and comprehensive loss	—	—	—	—	—	(65,535)	(65,535)
Balance at March 31, 2026	7,374,632	$24,736	71,402,472	$7	$208,281	$(254,124)	$(45,836)
Conversion of Series B preferred stock to common stock	(7,374,632)	(24,736)	7,374,632	1	24,735	—	24,736
Issuance of common stock in connection with stock purchase and conversion agreement, net of issuance costs of $159	—	—	1,116,070	—	4,841	—	4,841
Exercise of warrants	—	—	1,750,126	—	9,480	—	9,480
Exercise of stock options	—	—	177,173	—	484	—	484
Stock-based compensation	—	—	—	—	1,407	—	1,407
Vesting of restricted stock units	—	—	827,473	—	—	—	—
Net and comprehensive loss	—	—	—	—	—	(8,098)	(8,098)
Balance at June 30, 2026	—	$—	82,647,946	$8	$249,228	$(262,222)	$(12,986)

See accompanying notes.

Opus Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(73,633)	$(15,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,871	1,809
Depreciation	27	27
Fair value change in instruments measured at fair value, net of cash interest paid of $281	43,909	(3,722)
Non-cash interest, related party	143	—
Issuance costs related to financing activities	1,113	1,337
Unrealized loss from short-term investments	—	2
Change in assets and liabilities:
Accounts receivable	954	164
Contract assets and unbilled receivables	755	1031
Prepaids and other current assets	(640)	(918)
Accounts payable	(1,412)	(1,703)
Accrued expenses	1,236	(1,676)
Net cash used in operating activities	(24,677)	(19,263)
Investing activities
Net cash used in investing activities	—	—
Financing activities
Proceeds from note purchase agreement	35,000	—
Proceeds from stock purchase and conversion agreement	5,000	—
Proceeds from issuance of Series B preferred stock	25,000	—
Proceeds from issuance of common stock and pre-funded warrants in connection with the March 2025 offering and March 2025 private placement	—	5,980
Proceeds from issuance of warrants in connection with the March 2025 offering and March 2025 private placement	—	15,520
Proceeds from issuance of common stock in connection with the at-the-market program and purchase agreement	2,250	409
Issuance costs attributed to equity instruments	(491)	(1,507)
Issuance costs attributed to note purchase agreement	(1,113)	—
Proceeds from funding agreement, related party	—	1,000
Exercise of warrants	1,663	—
Exercise of stock options	1,222	5
Share repurchases for the payment of employee taxes	(33)	(36)
Net cash provided by financing activities	68,498	21,371
Net increase in cash, cash equivalents and restricted cash	43,821	2,108
Cash, cash equivalents and restricted cash at beginning of period	45,091	30,321
Cash, cash equivalents and restricted cash at end of period	$88,912	$32,429
Supplemental disclosure of cash flow information:
Cash paid for interest	$281	$—
Supplemental non-cash financing transactions:
Conversion of preferred stock instruments	$24,736	$18,843
Reclassification of warrant liability upon exercise	$7,817	$—
Paid-in-kind interest on outstanding Notes	$281	$—
Unpaid issuance costs	$—	$477
See accompanying notes.

Notes to Condensed Consolidated Financial Statements
1.    Company Description and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation
Opus Genetics, Inc. (the “Company” or “Opus”), a Delaware corporation formerly known as Ocuphire Pharma, Inc., is a clinical-stage biopharmaceutical company developing gene therapies to restore vision and prevent blindness in patients with inherited retinal diseases (“IRDs”). The Company also has a small molecule therapy for other ophthalmic disorders. The Company’s headquarters is located in Durham, North Carolina.
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
In November 2022, the Company entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which it granted Viatris an exclusive license to develop, manufacture, import, export and commercialize its refractive product candidate Phentolamine Ophthalmic Solution 0.75% (“PS”). PS is a once-daily eye drop formulation of phentolamine mesylate designed to reduce pupil diameter and improve visual acuity. PS was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment for pharmacologically induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents, or a combination thereof under the brand name RYZUMVI® in September 2023 and was launched commercially in April 2024. The Company is also developing PS for the treatment of presbyopia, an ophthalmic disorder that involves the progressive loss of ability to focus on close objects that results in blurred near vision, difficulty seeing in dim light, and eye strain. Additionally, the Company is currently developing PS for decreased vision under mesopic (low) light conditions following keratorefractive surgery, pursuant to a received FDA agreement under Special Protocol Assessment.
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
As of June 30, 2026, the Company had $88.8 million in cash and cash equivalents. The Company believes its current available cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the date of issuance of these financial statements.

Notes to Condensed Consolidated Financial Statements
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Company Description and Summary of Significant Accounting Policies” to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC, on March 12, 2026. Since the date of those financial statements, there were no material changes to the significant accounting policies, except as discussed below.
Fair Value Option Election
The Company has elected to account for the Notes under the fair value option in accordance with ASC 825, Financial Instruments. The senior secured notes (“Notes”) pursuant to the senior secured note purchase agreement (as amended from time to time, the “Note Purchase Agreement”), dated as of April 2, 2026, by and among the Company and certain of its subsidiaries as guarantors and OPCM SA LLC, as purchaser agent (“Purchaser Agent”), and certain purchasers party thereto (the “Purchasers”) (see Note 7 – Debt) are financial liabilities that contain certain embedded features that otherwise may have required separate evaluation and potential bifurcation under ASC 815, Derivatives and Hedging. Under the fair value option, the senior secured notes were initially recognized at fair value on the issuance date and are subsequently remeasured at fair value at each reporting date. Changes in fair value are recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income.
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
2.    Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

Notes to Condensed Consolidated Financial Statements

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$88,812	$45,091
Restricted cash	100	—
Total cash, cash equivalents and restricted cash	$88,912	$45,091

Amounts included in restricted cash as of June 30, 2026 represent cash held to collateralize outstanding letters of credit provided as security deposit for the Company's credit card facility.

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
As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, accounts receivable, contract assets and unbilled receivables, prepaid and other assets, accounts payable and accrued expenses approximated their carrying values because of the short-term nature of these assets or liabilities. The value of the long-term funding agreement, related party line item was determined on an amortized cost basis, based on an effective rate of interest.
The fair value of the financial liabilities associated with the March 2025 Warrants and March 2025 Private Placement Warrants (as defined below) are based on cash flow models discounted at current implied market rates representing expected returns by market participants for similar instruments and are based on Level 3 inputs as well the Company’s underlying stock price and associated volatility, expected term and market interest rates (see Note 9 – Financings).
The fair value of the financial liabilities associated with the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, and Repayment Amount (as defined in the Note Purchase Agreement (see Note 7 – Debt). The fair value measurement is based on significant Level 3 unobservable inputs such as the probability and timing of the Repayment Amount and the discount rate. The Company determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, and Repayment Amount utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. At April 21, 2026, the Notes issuance date, the Company utilized a discount rate of 8.9% and determined the fair value of the Notes to be $35.0 million. At June 30, 2026, the Company utilized a discount rate of 9.1%. The fair value of the Notes at June 30, 2026 were $34.9 million which differed from the contractual principal amount of $35.3 million, inclusive of paid-in-kind interest, by $(0.3) million. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.
There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2026 and 2025.

Notes to Condensed Consolidated Financial Statements
The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liabilities	$62,145	$—	$—	$62,145
Notes	$34,932	$—	$—	$34,932
Total financial liabilities at fair value	$97,077	$—	$—	$97,077

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liabilities	$25,985	$—	$—	$25,985
Notes	$—	$—	$—	$—
Total financial liabilities at fair value	$25,985	$—	$—	$25,985
The following table provides a roll-forward of the warrant financial liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Warrant liabilities
Balance as of beginning of period	$25,985	$—
Issuance of March 2025 Warrants and March 2025 Private Placement Warrants	—	15,520
Warrant exercises	(7,817)	—
Change in fair value	43,977	(3,720)
Balance as of end of period	$62,145	$11,800
The following table provides a roll-forward of the Notes financial liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period from April 21, 2026 through June 30, 2026 (in thousands):

Fair value at April 21, 2026 (issuance)	$35,000
Fair value change reported in statements of operations	213
Change in fair value reported in other comprehensive loss	—
Interest payments	(281)
Fair value at June 30, 2026	$34,932
There were no financial instruments measured on a non-recurring basis for any of the periods presented.
4.    Commitments and Contingencies
Apexian Sublicense Agreement
On January 21, 2020, the Company entered into a sublicense agreement with Apexian Pharmaceuticals, Inc. (“Apexian”), pursuant to which the Company obtained exclusive worldwide patent and other intellectual property rights. In exchange for the patent and other intellectual rights, the Company agreed to certain milestone payments and royalty payments on future sales (See Note 11 – Apexian Sublicense Agreement).

Notes to Condensed Consolidated Financial Statements
University of Pennsylvania LCA5/RDH12 License Agreement
On June 15, 2022, Opus entered into an amended and restated license agreement (the “LCA5/RDH12 Agreement”) with the Trustees of the University of Pennsylvania (“Penn”) pursuant to which it was granted an exclusive, royalty-bearing license to certain patents and a non-exclusive license to certain information relating to products directed towards treatment or correction of mutation of the LCA5 or RDH12 genes. In return for these rights, the Company is obligated to make certain development, regulatory and commercial milestone payments up to a maximum potential aggregate amount of $2.6 million and royalty payments on future net sales of such products. Until the Company is required to pay royalties under the LCA5/RDH12 Agreement, the Company must pay a de minimis annual license maintenance fee to Penn. The Company is also obligated to make payments on any sublicense income, with such percentage depending on the stage of product development. As of June 30, 2026, the Company determined that none of the future obligations under the LCA5/RDH12 Agreement were probable, and accordingly, no liabilities were recorded related to the agreement.
Iveric Asset Purchase Agreement – BEST1 and RHO Programs
On December 23, 2022, Opus entered into an asset purchase agreement (the “Iveric Agreement”) with a subsidiary of Iveric Bio, Inc. (“Iveric”) pursuant to which the Company acquired certain assets, including the BEST1 License (as defined below), relating to the BEST1 and RHO products. In return for these rights, the Company is obligated to make payments to Iveric upon the achievement of specified development, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $111.7 million. As of June 30, 2026, the Company determined that none of the future obligations under the Iveric Agreement were probable, and accordingly, no liabilities were recorded related to the Iveric Agreement.
Penn and University of Florida BEST1 License Agreement
On April 10, 2019, Iveric entered into an exclusive patent license agreement (as amended, the “BEST1 License”) with Penn and the University of Florida Research Foundation (“UF”), which agreement was assigned to Opus under the terms of the Iveric Agreement. Under the BEST1 License, Opus received exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat diseases associated with mutations in the BEST1 gene. In return for these rights, the Company is obligated to make payments to Penn upon the achievement of certain development, regulatory and commercial milestones, the maximum potential aggregate amount of such payments being $76.4 million. The Company is also obligated to make royalty payments on future net sales of licensed BEST1 products. Until the Company is required to pay royalties under the BEST1 License, the Company must pay a de minimis annual license maintenance fee to UF and Penn. The Company must also make payments on any sublicense income, with such percentage depending on the stage of product development, which there was no sublicense income during any of the periods presented. In consideration for Penn and UF’s consent to the assignment of the BEST1 License to us under the Iveric Agreement, the Company will also pay Penn a percentage of each milestone payment that we are required to pay to Iveric under the Iveric Agreement. As of June 30, 2026, the Company determined that none of the future obligations under the BEST1 License were probable, and accordingly, no liabilities were recorded related to the BEST1 License.
Penn and UF RHO License Agreement
On June 6, 2018, Iveric entered into an exclusive patent license agreement (the “RHO License”) by and between Penn and UF pursuant to which the Company has exclusive patent rights and non-exclusive knowhow and data rights with regard to products to treat rhodopsin-mediated diseases as a result of the Iveric Agreement as defined above. In return for these rights, the Company is obligated to make development, regulatory and commercial milestone payments, the maximum potential aggregate amount of such payments being $93.5 million and royalty payments on future sales of such products. As of June 30, 2026, the Company determined that none of the future obligations under the RHO License were probable, and accordingly, no liabilities were recorded related to the RHO License.
Massachusetts Eye and Ear Infirmary License Agreement
On November 9, 2021, Opus entered into a license agreement (“MEEI License”) with the Massachusetts Eye and Ear Infirmary (“MEEI”), granting an exclusive worldwide license of MEEI patents for use in the NMNAT1 program for all products and processes including the treatment of retinal disease in humans, and a non-exclusive worldwide license to technological information. In return for these rights, the Company is obligated to make development and regulatory milestone payments, the maximum potential aggregate amount of such payments being $0.4 million and royalty payments on future sales of such products. As of June 30, 2026, the Company determined that none of the future obligations under the MEEI License were probable, and accordingly, no liabilities were recorded related to the MEEI License.

Notes to Condensed Consolidated Financial Statements
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
The CVRs are not transferable, except in certain limited circumstances, will not be certificated or evidenced by any instrument, will not accrue interest and will not be registered with the SEC or listed for trading on any exchange. The CVR Agreement will continue in effect until the later of the end of the CVR Term (as defined in the CVR Agreement) and the payment of all amounts payable thereunder. As of June 30, 2026, no payments subject to the CVR Agreement had been received beyond those previously reported in the second and third quarters of calendar year 2021. In addition, no milestones had been accrued as of June 30, 2026, as there were no potential milestones yet considered probable beyond those previously reported.
Facility and Other Leases
The Company’s headquarters and laboratory facilities are located in Durham, North Carolina and are leased on a month-to-month basis. All of the Company's leases qualify for the short-term lease exception under ASC 842, Leases.
The rent expense associated with all leases amounted to $0.1 million and $0.2 million during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively.
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
5.    Supplemental Balance Sheet Information
Accrued expenses
Accrued expenses consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
R&D services and supplies	$3,514	$2,061
Compensation and benefits	1,571	1,992
Professional services	618	420
Other	21	15
Total	$5,724	$4,488
6.    Related Party Transactions
Consulting Agreements with Dr. Pepose
On April 11, 2024, the Company entered into a consulting agreement (the “Pepose Consulting Agreement”) with Dr. Pepose, a former director of the Company. Pursuant to the Pepose Consulting Agreement, Dr. Pepose was paid a monthly consulting fee and received an award of 32,000 restricted stock units (“RSUs”), as well as stock options to purchase 48,000

Notes to Condensed Consolidated Financial Statements
shares of the Company’s common stock. The RSUs vested in 12 equal monthly installments that began on May 11, 2024 and concluded on April 11, 2025. On November 21, 2024, the Pepose Consulting Agreement was amended to continue through April 11, 2026, and was further amended on April 10, 2026 to continue through May 11, 2026.
Under the Pepose Consulting Agreement, the Company incurred consulting expenses of $0.1 million and $0.2 million during the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2025, respectively.
March 2025 Subscription Agreements with Dr. George Magrath and Cam Gallagher
On March 21, 2025, the Company entered into a subscription agreement with each of Dr. George Magrath, the Company’s Chief Executive Officer, and Cam Gallagher, the chairman of the Company’s board of directors (the “Board”), in connection with a private offering of our securities (see Note 9 – Financings).
Letter Agreement and Strategic Partnership—FFB
On August 25, 2022, the Company entered into a binding letter of agreement (“2022 Binding Letter Agreement”) with Foundation Fighting Blindness (“FFB”) and the Jaeb Center for Health Research (the “JCHR”) to collaborate on natural history studies involving individuals with retinal dystrophies associated with mutations in multiple genes of interest. Under the terms of the 2022 Binding Letter Agreement, FFB and the JCHR had the sole responsibility and authority to design and conduct the study, with input from the Company. Subject to certain conditions, the 2022 Binding Letter Agreement required that the Company provide FFB with a total of $2.0 million of funding to support the study, such amount being payable in an initial installment of $0.4 million at the time of submission of the final study protocol to the Institutional Review Board of the JCHR and, subject to certain conditions, in four annual installments of $0.4 million on the anniversaries of such submission. On May 27, 2025, the Company entered into a binding letter of agreement (“2025 Letter Agreement”) with FFB and the JCHR, which superseded and canceled the 2022 Binding Letter Agreement. As of June 30, 2026 a total of $0.4 million was paid by the Company under the 2022 Binding Letter Agreement and no more payments were due under the 2022 Binding Letter Agreement.
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
The Company paid the initial $0.3 million due on or before June 30, 2025 under the 2025 Letter Agreement which was recorded as research and development expense. As of June 30, 2026, the Company is required to fund one additional installment in the aggregate of $0.3 million upon receipt of future semi-annual reports. A total of $0.1 million and $0.2 million of the remaining $0.3 million obligation was recognized in the condensed consolidated financial statements during the three and six months ended June 30, 2026, respectively.
RDF Agreement
On June 13, 2025, the Company entered into a funding agreement (the “RDF Agreement”) with the Foundation Fighting Blindness Retinal Degeneration Fund (“RDF”), whose sole member is FFB relating to the Company’s program to develop gene therapies to treat patients impacted by retinitis pigmentosa caused by pathogenic variants in the Mer proto-oncogene tyrosine kinase (MERTK) gene (the “MERTK Program”). The RDF Agreement provides for nondilutive funding by RDF of up to $2.0 million to support the development of the MERTK Program, $1.0 million of which was disbursed to the Company in June 2025 and up to $1.0 million of which may be disbursed to the Company upon achievement of a specified development milestone subject to RDF’s receipt of eligible funds.
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

Notes to Condensed Consolidated Financial Statements
In addition, the Company will pay a milestone payment equal to the total amounts funded by RDF under the RDF Agreement upon the achievement of a regulatory milestone. The Company will also make tiered royalty payments to RDF in low-to-mid single percentages until RDF has received aggregate royalty payments equal to 300% of the amounts funded by RDF under the Agreement. In the event of a change of control of the Company or a sale or exclusive license of the MERTK Program, RDF will have the option to require the Company to buy out RDF’s interest under the RDF Agreement for an amount equal to 100% of the funds disbursed to the Company under the RDF Agreement. The RDF Agreement may be terminated by either party for cause, including material breach or bankruptcy, subject to a cure period.
The RDF Agreement was accounted for as debt under ASC 470, Debt. ASC 470 requires interest expense to be recorded under an effective interest rate method. During each of the three and six months ended June 30, 2026, interest expense was $0.1 million based on an effective rate of interest of 24.2% and was recorded in Other income, net in the accompanying condensed consolidated statements of comprehensive loss. There was no interest expense related to the RDF Agreement during the prior periods presented. The accreted liability in connection with the RDF Agreement was $1.3 million as of June 30, 2026 and was recorded under the funding agreement, related party line item in the accompanying condensed consolidated balance sheets.
7.    Debt
Note Purchase Agreement
On April 2, 2026, the Company and certain of its subsidiaries as guarantors entered into the Note Purchase Agreement with OPCM SA LLC, as Purchaser Agent, and certain Purchasers. Capitalized terms used in this section but not defined herein have the meanings given to such terms in the Note Purchase Agreement.
The Note Purchase Agreement provides for, among other things, the issuance of up to $155.0 million of Notes, of which the Purchasers have committed to purchase $105.0 million and the remaining $50.0 million is uncommitted. The issuance and purchase of each tranche of Notes is subject to the satisfaction of customary funding conditions and, in certain cases, achievement of certain pre-determined milestones. An initial tranche of $35.0 million was funded at the initial closing following the effective date of the Note Purchase Agreement, which occurred on April 21, 2026 (the “First Purchase Date”) resulting in net proceeds of approximately $34.5 million. A second tranche of $35.0 million will be available at the Company’s option until April 2, 2027. A third tranche (the “Third Tranche”) of $25.0 million will be funded upon the FDA Application Acceptance Date for OPGx-LCA5 on or prior to March 31, 2028. A fourth tranche of $10.0 million will be available, (a) at the Company’s option, if the FDA Approval Date for OPGx-LCA5 has occurred or, (b) at the Purchaser Agent’s option, if the Third Tranche has not been funded (whether or not the FDA Application Acceptance Date or FDA Approval Date has occurred), in each case, on or prior to March 31, 2028. An additional $50.0 million of uncommitted financing (separated into two equal tranches of $25.0 million) will be available upon the request of the Company but subject to the approval of each Purchaser in its sole discretion until December 31, 2027.
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
Concurrently with the Note Purchase Agreement, on April 2, 2026, the Company entered into a stock purchase and conversion agreement (the “Purchase and Conversion Agreement”) with the Purchasers providing for the issuance of an aggregate of 1,116,070 shares (the “Purchase Shares”) of its common stock at a price per share equal to $4.48 (the “Per Share Purchase Price”), for an aggregate purchase price of $5.0 million (see Note 9 – Financings). In connection with the Note Purchase Agreement and Purchase and Conversion Agreement, the Company received aggregate gross proceeds of $40.0 million from the issuance of Notes and Purchase Shares. The Company elected to account for the Notes under the fair value option in accordance with ASC 825 (see Note 3 – Fair Value Measurements). At issuance, the fair value of the Notes was determined to be $35.0 million, and such amount was allocated to the Notes. The residual $5.0 million of proceeds was allocated to the Purchase Shares issued in connection with the Purchase and Conversion Agreement and recorded within stockholders’ (deficit) equity.
On April 13, 2026, the Company, the Purchaser Agent and the Purchasers entered into a Waiver and Omnibus Amendment to the Note Purchase Agreement and Purchase and Conversion Agreement (the “Waiver and Omnibus Amendment”). The

Notes to Condensed Consolidated Financial Statements
Waiver and Omnibus Amendment revised the Per Share Purchase Price to the lower of $4.48 per share or a 30 day volume weighted average price of the Company's common stock ending on the issuance date of the Purchase Shares, revised the Notes conversion price to the lower of $6.72 or 150% of the Per Share Purchase Price, and updated the expected issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions.
Pursuant to the Note Purchase Agreement, as amended by the Waiver and Omnibus Amendment, following the Issuance Authorization and prior to the date that is 18 months after the date that is 30 days after the effective date of the Initial Registration Statement, any Purchaser may, at any time and from time to time, subject to the notice and other terms and conditions set forth in the Note Purchase Agreement, elect to convert up to 10% in the aggregate of the principal amount of such Purchaser’s Notes then outstanding (the “Conversion Amount”) into shares (the “Conversion Shares”) of the Company’s common stock. The number of Conversion Shares issuable upon such conversion shall be equal to the Conversion Amount divided by the lower of $6.72 and 150% of the Per Share Purchase Price, in each case as amended by the Waiver and Omnibus Amendment. Upon any such conversion, an aggregate principal amount of Notes equal to the Conversion Amount shall be deemed paid and satisfied in full and shall cease to accrue interest. Any interest accrued and unpaid through and including the date of such conversion shall remain outstanding and shall be payable in cash on the next interest payment date (or, if the Company and the Purchasers so elect in writing, shall be convertible into Conversion Shares).
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
The obligations of the Company under the Note Purchase Agreement are guaranteed by certain of its existing subsidiaries and are required to be guaranteed by subsequently acquired or organized subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations of the Company under the Note Purchase Agreement and of the Guarantors under their respective guaranty are secured, subject to customary permitted liens and other agreed upon exceptions, by (a) a pledge of all of the equity interests of the Company’s and the Guarantors’ direct subsidiaries, and (b) a perfected security interest in substantially all of the Company’s and the Guarantors’ tangible and intangible assets. The Note Purchase Agreement contains customary representations and warranties and, among other customary terms, contains events of default which are customary for financings of this type, in certain circumstances subject to specified cure periods. Following an event of default and any cure period, if applicable, the Purchaser Agent will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Note Purchase Agreement, in addition to other remedies available to it as a secured creditor of the Company.
The Notes contain various embedded features, including conversion, prepayment, acceleration and tranche-related features, and the Company's election of the fair value option allows the Company to account for the Notes at fair value without separately evaluating potential embedded derivatives for bifurcation. Under the fair value option, the financial liability is initially measured at its fair value on the issuance date and subsequently remeasured at estimated fair value on a recurring basis at each reporting date. Changes in the fair value of the Notes, which include accrued interest, if any, are recorded as a component of change in fair value of Notes in the condensed consolidated statements of comprehensive loss. The Company has not elected to present interest expense separately from changes in fair value and therefore does not separately present interest expense associated with the Notes. Changes in fair value caused by instrument-specific credit risk are presented separately in other comprehensive income or loss within the condensed consolidated statements of changes in convertible preferred stock and stockholders’ (deficit) equity. The portion of total changes in fair value of Notes attributable to changes in instrument-specific credit risk is determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes. Refer to Note 3 – Fair Value Measurements for a reconciliation of the change in fair value of the Notes for the three and six months ended June 30, 2026.
Under the fair value option, debt issuance costs are expensed as incurred. The Company incurred approximately $1.3 million of transaction costs in connection with the Note Purchase Agreement and Purchase and Conversion Agreement, of which $1.1 million was allocated to the Notes and expensed as incurred, and $0.2 million was allocated to the common stock and recorded as a reduction of additional paid-in capital.
As of June 30, 2026, future principal payments under the Note Purchase Agreement are due as follows (in thousands):

Notes to Condensed Consolidated Financial Statements

2026	—
2027	—
2028	—
2029	—
2030	—
2031	—
2032	17,641
2033	17,641
Total principal payments	$35,281
8.    Preferred Stock
Series B Preferred Stock
On February 18, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation”) in connection with the February 2026 Private Placement (See Note 9 – Financings). The Series B Certificate of Designation provided for the authorization of 7,374,632 shares of Series B preferred stock, of which 7,374,632 shares of Series B preferred stock were issued upon the closing of the February 2026 Private Placement. On April 20, 2026, the Company held its 2026 Annual Meeting of Stockholders. During the 2026 Annual Meeting, the Company's stockholders voted to approve the conversion of each share of Series B preferred stock, on a one‑for‑one basis, into common stock. Subsequently, on April 23, 2026, all shares of Series B preferred stock were converted into 7,374,632 shares of common stock.
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
9.    Financings
May 2026 Oberland Stock Purchase Agreement
Concurrently with the Note Purchase Agreement, on April 2, 2026, the Company entered into the Purchase and Conversion Agreement with the Purchasers providing for the issuance of an aggregate of 1,116,070 shares of its common stock at a price per share equal to $4.48, for an aggregate purchase price of $5.0 million.
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
The Purchase and Conversion Agreement was amended on April 13, 2026 to revise the Per Share Purchase Price to the lower of $4.48 per share or a 30 day volume weighted average price of the Company's common stock ending on the

Notes to Condensed Consolidated Financial Statements
issuance date of the Purchase Shares and updated the expected issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions.
The issuance of the Purchase Shares pursuant to the Purchase and Conversion Agreement closed on May 26, 2026, resulting in the issuance of 1,116,070 shares of common stock for aggregate gross proceeds of $5.0 million. The Company evaluated the common stock issued under the Purchase and Conversion Agreement, together with the related forward share commitment and down-round participation right, and concluded that the common stock issuance should be classified in permanent equity. The related forward share commitment and down-round participation right were evaluated as freestanding financial instruments and derivative liabilities; however, the Company determined that the fair value of each was de minimis, and therefore no proceeds were allocated to those instruments. In connection with the Note Purchase Agreement and Purchase and Conversion Agreement, the Company received aggregate gross proceeds of $40.0 million from the issuance of Notes and Purchase Shares. A total of $35.0 million was allocated to the Notes based on the fair value on the First Purchase Date, with the residual $5.0 million of proceeds received under the Purchase and Conversion Agreement being allocated to the Purchase Shares and recorded within stockholders’ (deficit) equity, net of allocated issuance costs of $0.2 million, with such issuance costs recorded as a reduction of additional paid-in capital.
February 2026 Private Placement
On February 13, 2026, the Company entered into a securities purchase agreement with certain investors for a private placement of 7,374,632 shares of Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $3.39 per share. The private placement closed on February 18, 2026, resulting in gross proceeds of approximately $25.0 million. As a result of the approval by stockholders of the Authorized Stock Proposal at the 2026 Annual Meeting on April 20, 2026 and filing the associated amendment, all of the shares of Series B preferred stock were automatically converted into the same number of shares of common stock (see Note 8 – Preferred Stock).
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

Notes to Condensed Consolidated Financial Statements
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
The fair value of the March 2025 Warrants as of June 30, 2026 and December 31, 2025 was $58.6 million and $24.6 million, respectively, and are recorded in the warrant liabilities line item in the accompanying condensed consolidated balance sheets. The fair value change during the six months ended June 30, 2026 and 2025 was an expense of $41.8 million and income of $3.5 million, respectively. The fair value change during the three months ended June 30, 2026 and 2025 was income of $6.8 million and income of $0.9 million, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 75.0% and 72.5% as of June 30, 2026 and December 31, 2025, respectively, a risk free rate of 4.1% and 3.6% as of June 30, 2026 and December 31, 2025, respectively, the market price of the Company’s common stock at $4.11 and $2.01 per share as of June 30, 2026 and December 31, 2025, respectively, and other factors over a simulated term of 3.7 years and 4.2 years at June 30, 2026 and December 31, 2025, respectively. As disclosed in Note 3 – Fair Value Measurements, the March 2025 Warrants are measured at fair value using significant unobservable inputs, which are subject to a high degree of management judgment which includes the estimated probability and timing of achieving certain data release milestones. A timing delay in achieving certain data reporting milestones, for example, would serve to increase the expected term of the March 2025 Warrants given the Company’s inability to call the March 2025 Warrants earlier than forecasted. An increase in expected term, in isolation, would serve to increase the fair value of the March 2025 Warrants.
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
The fair value of the March 2025 Private Placement Warrants as of June 30, 2026 and December 31, 2025 was $3.5 million and $1.4 million, respectively, and are recorded in the warrant liabilities line item in the accompanying condensed

Notes to Condensed Consolidated Financial Statements
consolidated balance sheets. The fair value change during the six months ended June 30, 2026 and 2025 was an expense of $2.2 million and income of $0.2 million, respectively. The fair value change during the three months ended June 30, 2026 and 2025 was income of $0.6 million and income of less than $0.1 million, respectively. The fair value of these instruments were based on a Monte Carlo simulation incorporating a volatility rate of 75.0% and 72.5% as of June 30, 2026 and December 31, 2025, respectively, a risk free rate of 4.1% and 3.6% as of June 30, 2026 and December 31, 2025, respectively, the market price of the Company’s common stock at $4.11 and $2.01 per share as of June 30, 2026 and December 31, 2025, respectively, and other factors over a simulated term of 3.7 years and 4.2 years as of June 30, 2026 and December 31, 2025, respectively. As disclosed in Note 3 – Fair Value Measurements, the March 2025 Warrants are measured at fair value using significant unobservable inputs, which are subject to a high degree of management judgment which includes the estimated probability and timing of achieving certain data release milestones. A timing delay in achieving certain data reporting milestones, for example, would serve to increase the expected term of the March 2025 Warrants given the Company’s inability to call the March 2025 Warrants earlier than forecasted. An increase in expected term, in isolation, would serve to increase the fair value of the March 2025 Warrants.
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
During the three and six months ended June 30, 2026, the Company sold 1,000,000 shares of common stock under the Leerink ATM program for gross proceeds of $2.3 million, before deducting issuance expenses. Total issuance expenses, including sales agent fees, were $0.1 million for the three and six-month period ended June 30, 2026.
During the three and six months ended June 30, 2025, the Company sold 352,953 shares of common stock under the Leerink ATM program for gross proceeds of $0.4 million, before deducting issuance expenses. Total issuance expenses, including sales agent fees and legal and accounting expenses, were $0.2 million for the three and six-month period ended June 30, 2025.
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
The RDO Warrants had an exercise price of $6.09 per share, and were exercisable from the initial issuance date of June 8, 2021 for five years through June 8, 2026. As of June 30, 2026, no RDO Warrants were outstanding and none were exercised prior to their expiration on June 8, 2026.

Notes to Condensed Consolidated Financial Statements
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
Warrant Activity and Summary

	Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price	Weighted Average Term (Years)
Outstanding and exercisable at December 31, 2025	22,904,879	$0.95-$6.09	$1.31	3.98
Issued	—	—	—	—
Exercised	(1,750,126)	$0.95	$0.95	—
Expired	(1,538,461)	$6.09	$6.09	—
Outstanding and exercisable at June 30, 2026	19,616,292	$0.95-$1.15	$0.96	3.73
The following table summarizes information about warrants outstanding at June 30, 2026:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable at June 30, 2026
$0.95	18,439,821	3.73	18,439,821	*
$1.15	1,176,471	3.73	1,176,471	*
Total	19,616,292		19,616,292
*Liability classified warrants in connection with March 2025 Financings
The above tables excludes 16,009,928 pre-funded warrants with a nominal exercise price of $0.0001 per share issued in connection with the November 2025 Registered Direct Offering in the amount of 7,177,033 and in connection with the March 2025 Offering in the amount of 8,832,895. All of the pre-funded warrants were deemed outstanding common stock for net loss per share purposes (See Note 13 – Net Loss per Share).
10.    Stock-based Compensation
Stock-based compensation expense was included in general and administrative and research and development costs as follows in the accompanying condensed statements of comprehensive loss for the three and six-month periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$439	$282	$798	$566
General and administrative	968	614	2,073	1,243
Total stock-based compensation	$1,407	$896	$2,871	$1,809
Stock Options
During the three and six months ended June 30, 2026, 1,115,000 stock options were granted to directors, officers, and employees. During the three and six months ended June 30, 2025, 797,144 and 2,059,829 stock options were granted, respectively, to directors, officers and employees.

Notes to Condensed Consolidated Financial Statements
Restricted Stock Units
During the three and six months ended June 30, 2026, the Company granted an aggregate of 170,569 and 3,172,708 RSUs, respectively, to directors, officers, and employees. The weighted average grant date fair value of the RSUs granted during the three and six months ended June 30, 2026 was $5.54 and $2.65, respectively.
During the three and six months ended June 30, 2025, the Company granted an aggregate of 706,528 and 1,455,361 RSUs, respectively, to directors, officers, and employees. The weighted average grant date fair value of the RSUs granted during the three and six months ended June 30, 2025 was $0.95 during each of these periods.
Common Stock Issued for Services
The Company granted stock for services in the amount of 118,465 and 84,243 common shares during the three and six month periods ended June 30, 2026 and 2025, respectively. The awards were granted to members of the Board who elected to receive their Board compensation in the form of stock for services. The weighted average fair value of the shares granted was $2.01 per share and $1.26 during the three and six months ended June 30, 2026 and 2025, respectively, and were 100% vested upon issuance.
11.   Apexian Sublicense Agreement
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
None of the milestone or royalty payments were triggered or deemed probable as of June 30, 2026.
On March 16, 2026, the Company entered into a termination and IP assignment agreement (the “Termination and IP Assignment Agreement”) with Apexian that provides for the termination of a prior sublicense agreement and the sale and assignment of certain patents, know‑how, materials, and regulatory assets related to the Company’s legacy APX‑2009, APX‑2014 and APX‑3330 programs. The effectiveness of the agreement and the closing of the contemplated transactions are conditioned upon, among other things, the receipt by the Company of a non‑refundable upfront payment.
As of June 30, 2026, the non-refundable upfront payment had not been received and the closing of the transaction had not occurred. Accordingly, no intellectual property, materials, or regulatory assets had been transferred, and the Company retained ownership and control of all such assets as of that date. No amounts were recognized in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2026 related to the Termination and IP Assignment Agreement.
Subsequent to June 30, 2026, the Company received the non-refundable upfront payment contemplated by the Termination and IP Assignment Agreement with Apexian, and the transaction closed during the third quarter of 2026. Upon closing, the related patents, know-how, materials and regulatory assets associated with the APX-2009, APX-2014 and APX-3330 programs were transferred to Apexian in accordance with the agreement.

Notes to Condensed Consolidated Financial Statements
12.   License and Collaboration Revenue and Other Funding Agreements
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
Recognition of Revenue
Revenue recognized under the Viatris License Agreement during the three and six months ended June 30, 2026 was $0.8 million and $2.9 million, respectively. Revenue recognized under the Viatris License Agreement during the three and six months ended June 30, 2025 was $2.9 million and $7.3 million, respectively, related to the output of ongoing research and development services and to a much lesser extent royalty payments. The Company records a provision for credit losses, when appropriate, based on historical experience, current conditions and reasonable supportable forecasts. The Company has not incurred any bad debt expense to date and no allowance for credit losses has been recorded during the periods presented.
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
Each of the remaining regulatory and sales milestone performance obligations (aside from the $10 million milestone payment related to the FDA’s approval of PS in the third quarter of 2023) were constrained as of June 30, 2026 and no revenue was recognized related to these milestones.
A reconciliation of the closing balance of the contract assets and unbilled receivables associated with the Viatris License Agreement is as follows as of June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Contract assets and unbilled receivables
Balance as of beginning of six-month period	$1,170	$2,209
Revenue recognized	2,912	7,252
Reclassification to Accounts receivable related to costs billed under the Viatris License Agreement	(3,667)	(8,283)
Balance as of end of six-month period	$415	$1,178
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
Under the BioSense License and Assignment Agreement, the Company is eligible to receive additional milestone payments in an aggregate of up to $84.5 million upon the achievement of development, regulatory and commercial goals and will also be eligible to receive tiered royalties at low double-digit rates on annual net sales in the BioSense Territory. The Company determined that none of the milestone payments under the BioSense License and Assignment Agreement were probable of payment as of June 30, 2026, and as a result, no revenue related to the milestones was recognized, as the achievement of events entitling the Company to any milestone payments were highly susceptible to factors outside of the Company’s control. Future sales-based royalties related to the exclusive license to develop RX-3117, if any, will be recognized in the period the underlying sales transaction occurs.
Payments received under the BioSense License and Assignment Agreement will be subject to the CVR Agreement described in Note 4 – Commitments and Contingencies.
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
On June 27, 2025, Processa notified the Company that it would not be developing RX-3117 and terminated the Processa License Agreement, effective October 25, 2025 (the “Termination Date”). No future payments will be received under the Processa License Agreement after the Termination Date and if any future payments are received prior to the Termination Date, they will be subject to the CVR Agreement described in Note 4 – Commitments and Contingencies.

Notes to Condensed Consolidated Financial Statements
SBIR Grant Agreement
In June 2025, the Company received a Small Business Innovation Research (“SBIR”) grant through the Department of Health and Human Services in the amount of $0.9 million to be used on the development of the RHO product. Direct and allocated indirect costs for development activities are reimbursed on a draw-down basis as development activities are completed. For the three and six months ended June 30, 2026, the Company recognized $0.5 million and $0.7 million of income related to the SBIR grant, respectively. For the three and six months ended June 30, 2025, the Company recognized $0.2 million of income related to the SBIR grant. The amounts are recorded as other income, net in the accompanying condensed consolidated statements of comprehensive loss.
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
Eligible research and development costs under the RDH12 Agreement, as approved by the Funding Parties, are reimbursed on a draw-down basis as development activities are completed by the Company. For the three and six months ended June 30, 2026, the Company recognized $0.6 million and $0.8 million income, respectively, related to the RDH12 Agreement, which was recorded in the accompanying condensed consolidated statements of comprehensive loss under the other income, net line item. There was no income recognized related to the RDH12 Agreement during the prior periods presented.
13.   Net Loss per Share
Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating net loss per share, the weighted-average number of common shares outstanding includes the weighted average effect of the pre-funded warrants issued in March 2025 and in November 2025, the exercise of which requires little or no consideration for the delivery of shares of common stock. Diluted earnings or loss per share of common stock is computed similarly to basic loss or earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company’s convertible preferred stock, warrants, stock options and RSUs, and Conversion Shares, while outstanding, are considered common stock equivalents for this purpose. Diluted earnings is computed utilizing the treasury method for the warrants, stock options and RSUs. Diluted earnings is computed utilizing the if-converted method for the Conversion Shares. Diluted earnings with respect to the convertible preferred stock utilizing the if-converted method was not applicable during the periods presented as no conditions required for conversion had occurred.

Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2026, the dilutive effect of the March 2025 Warrants and the March 2025 Private Placement Warrants issued by the Company is reflected in diluted earnings per share (“EPS”) using the treasury stock method. For the six months ended June 30, 2026 and the three and six months ended June 30, 2025, the net loss, basic and diluted EPS are the same as the assumed exercise of stock options, warrants and restricted stock units are anti-dilutive.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2025
	2026	2025	2026	2025
Net loss	(8,098)	(7,420)	(73,633)	(15,614)
Less: Change in fair value of March 2025 Warrants and March 2025 Private Placement Warrants	(7,387)	—	—	—
Adjusted diluted net loss	(15,485)	(7,420)	(73,633)	(15,614)

Weighted average shares outstanding	95,483,280	63,376,392	91,211,050	48,712,124
Add: Dilutive effect of March 2025 Warrants and March 2025 Private Placement Warrants	15,900,731	—	—	—
Weighted average diluted shares outstanding	111,384,011	63,376,392	91,211,050	48,712,124

Net loss per share - basic	$(0.08)	$(0.12)	$(0.81)	$(0.32)
Net loss per share - diluted	$(0.14)	$(0.12)	$(0.81)	$(0.32)
The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the periods presented below:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2025
	2026	2025	2026	2025
Warrants	3,715,561	22,904,879	19,616,292	22,904,879
Stock options	7,813,751	7,255,635	7,813,751	7,255,635
RSUs	4,260,424	2,091,227	4,260,424	2,091,227
Conversion shares	525,015	—	525,015	—
Total	16,314,751	32,251,741	32,215,482	32,251,741
14.   Income Taxes
The effective tax rate for the three and six months ended June 30, 2026 and 2025 was zero percent. As of June 30, 2026, a full valuation allowance has been established to reduce the Company’s net deferred income tax assets. As such, no tax benefit related to the Company’s pre-tax loss was recognized for any of the periods presented. The Company’s corporate returns are subject to examination for tax years beginning in 2021 for federal income tax purposes and subject to examination in various state jurisdictions beginning in 2020. The Company does not have any reserves for income taxes that represent the Company’s potential liability for uncertain tax positions.
15.   Deferred Compensation Plan
Effective October 1st, 2021, the Company began offering a 401(k) plan (“401K Plan”) to its employees. All employees are eligible to participate in the 401K Plan. The Company makes matching contributions equal to 100% on the first 3% of compensation that is deferred as an elective deferral and an additional 50% on the next 2% of compensation. The Company’s matching contributions are made on a payroll-by-payroll basis. During the three months ended June 30, 2026 and 2025, the Company contributed $0.1 million and less than $0.1 million to the 401K Plan, respectively. During the six months ended June 30, 2026 and 2025, the Company contributed $0.2 million and $0.1 million to the 401K Plan, respectively.
16.   Subsequent Events
Stock Subscription Agreement

Notes to Condensed Consolidated Financial Statements
On July 20, 2026, the Company entered into agreements with The Trustees of the University of Pennsylvania to assign and amend certain existing intellectual property license arrangements and extend certain contractual rights and obligations. In connection with these agreements, the Company entered into a subscription agreement pursuant to which it agreed to issue 200,000 shares of its common stock to The Trustees of the University of Pennsylvania. The common stock was issued on July 23, 2026.

Opus Genetics, Inc.
Form 10-Q
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes included in Part I “Financial Information”, Item I “Financial Statements” of this Quarterly Report on Form 10-Q (this “Report”) and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Forward-Looking Statements
Certain statements contained in this Report are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. Such statements include, but are not limited to, statements concerning our strategic business plans, the applications of our product candidates, ongoing discussions with the U.S. Food and Drug Administration (the “FDA”) regarding various of our drug products, and continued drug development and commercialization under our agreement with Viatris, Inc. (“Viatris”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.
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
In September 2025, we reported positive data from six participants. The three pediatric participants treated over three months demonstrated large gains in cone-mediated vision with improvements across multiple measures of visual function. In the three adult participants, responses were observed out to 18 months, underscoring the potential durability of the treatment response. OPGx-LCA5 has been well tolerated with no ocular serious adverse events or dose-limiting toxicities.
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
Also, in May 2026, six-month pediatric clinical data from the ongoing OPGx-LCA5 Phase 1/2 study was reported at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting. The data demonstrated restoration of cone-mediated vision in pediatric LCA5 patients, with sensitivity improvements reaching normal ranges. In June 2026, data out to 24 months in the adult participants was reported, demonstrating a maintained response in visual acuity improvement.
In July 2026, we announced alignment with the FDA in a Type B RDEP meeting on the design of our registrational Phase 3 clinical trial evaluating OPGx-LCA5 in eight participants with a six-month run-in period, allowing each participant to serve as their own control, prior to receiving treatment in both eyes.
In August 2026, enrollment in the trial was completed, with dosing of OPGx-LCA5 expected to begin in the fourth quarter of 2026 using clinical drug supply manufactured with the intended commercial processes.

Opus Genetics, Inc.
Form 10-Q
The study’s primary efficacy endpoint is a mean improvement of at least seven decibels (dB) in retinal sensitivity across 16 test loci, a clinically meaningful measure of visual function. The study is designed with greater than 90% statistical power to detect a treatment effect of at least seven dB.
The intent is that data from this study will be used to submit a Biologics License Application (BLA). In addition, OPGx-LCA5 may qualify to receive a Priority Review Voucher if approved, which we believe would represent a potentially significant strategic asset.
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
In August 2025, we announced FDA clearance of an Investigational New Drug (IND) application to initiate a clinical trial.
In November 2025, we dosed our first (sentinel) participant in an adaptive, open-label, dose-exploring Phase 1/2 trial, known as BIRD-1, to evaluate the safety and efficacy of single-eye subretinal administration of OPGx-BEST1 in adult participants with Best Vitelliform Macular Dystrophy (BVMD) or Autosomal-Recessive Bestrophinopathy (ARB). The trial is designed as a dose escalation trial to evaluate two doses of OPGx-BEST1: 1.5E9 vg/eye (Cohort 1) and 4.5E9 vg/eye (Cohort 2). The trial will also explore biological activity through functional and anatomical endpoints, including changes in visual function and retinal structure.
In December 2025, we announced that the Independent Data Monitoring Committee (IDMC) overseeing the trial completed its pre-specified safety review of the one-month data from the sentinel participant and recommended advancing enrollment and dosing of additional participants in the trial, without modification.
In February 2026, results from the sentinel patient were presented at the Macula Society by the principal investigator, Dr Mark Pennesi. The data demonstrated that OPGx-BEST1 was well tolerated with no ocular inflammation, no ocular or treatment-related adverse events, and no dose limiting toxicities. Early signals of functional vision improvement were observed, including an equivalent 12-letter gain in Best Corrected Visual Acuity (BCVA) in the treated study eye. In addition, structural improvement in central subfield thickness (CST) was observed with a 23% decrease in the study eye. Resolution of intraretinal fluid was also seen as early as one month in areas with less atrophy.
In May 2026, enrollment in Cohort 1 was completed with five participants in the study, three with BVMD and two with ARB. In the BVMD participants, we completed the added step of using an in vitro platform to confirm that each participant’s disease mutation is amenable to gene augmentation.
In July 2026, we provided a program update and timeline for BIRD-1. In Cohort 1, the primary endpoint for evaluation is the safety and tolerability of OPGx-BEST1. In addition to safety measures, Opus will also be assessing a number of structural and functional parameters. We expect to announce three-month topline data from Cohort 1 during the second week of September 2026, assuming all participants complete their assessments as scheduled. In addition, we plan to present the data at the annual EURETINA Congress taking place in Vienna, Austria in October 2026. We also expect to present the three-month data to the FDA and meet with them as needed to align on the next steps for clinical development.
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

Opus Genetics, Inc.
Form 10-Q
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
OPGx-MERTK is designed to restore critical retinal pigment epithelium metabolic functions; therefore, we are advancing OPGx-MERTK using a modern AAV vector design, building on prior preclinical proof of concept and earlier clinical experience, with the aim of improving durability and efficacy. In preclinical studies, OPGx-MERTK provided evidence of retinal preservation of structure/function and preserved outer nuclear layer thickness in a small animal model of retinal degeneration. Preclinical work was funded by the Retinal Degeneration Fund (“RDF”) of the Foundation Fighting Blindness ("FFB"). This program is expected to initiate clinical testing at the Cleveland Clinic Abu Dhabi in the first quarter of 2027. The initial clinical study is being funded through Abu Dhabi’s Healthcare Research and Innovation Fund, in collaboration with the Department of Health – Abu Dhabi (DoH), Cleveland Clinic Abu Dhabi, the Innovative Research Oversight and Support (IROS) division of the M42 group, and the Authority of Social Contribution – Ma’an.
OPGx-RHO
OPGx-RHO is being developed for retinitis pigmentosa caused by autosomal dominant mutations in the rhodopsin protein utilizing a knock-down of the mutant rhodopsin and replacement with wild type rhodopsin protein. RHO affects an estimated 8,800 patients in the U.S., 14,600 in China and 30,200 globally.
We are advancing OPGx-RHO to preserve rod photoreceptors by replacing the mutant RHO gene with a functional copy, addressing the underlying genetic cause of disease. In preclinical studies, OPGx-RHO maintained rod morphology in the retinas in two large animal models. Preclinical work was co-funded by the FFB and the National Institutes of Health. This program is expected to initiate clinical testing globally in the second half of 2027.
Disease Prevalence
Global patient prevalence estimates are from an analysis of key markets including the United States, EU4 (France, Spain, Germany, & Italy), United Kingdom, Middle East/North Africa, and China, which was completed in February 2026 by Triangle Insights Group.
Earlier Stage Programs
Preclinical work is ongoing for other programs, including targeting genetic mutations in CNGB1, NMNAT1 and other undisclosed retinal diseases.
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
In November 2022, we entered into a license and collaboration agreement (as amended, the “Viatris License Agreement”) with Viatris, Inc. (“Viatris”), pursuant to which we granted Viatris an exclusive license to develop, manufacture, import, export and commercialize PS for treating (a) reversal of pharmacologically-induced mydriasis, (b) decreased vision under mesopic (low) light conditions after keratorefractive surgery, and (c) presbyopia; and (ii) PS and low dose pilocarpine for treating presbyopia (together, the “PS Products”) worldwide except for certain countries and jurisdictions in Asia. For more information on the Viatris License Agreement, please refer to Note 12 – License and Collaboration Agreements and Other Funding Agreements included in Part I, Item 1– Financial Statements and Supplementary Data of this Report.

Opus Genetics, Inc.
Form 10-Q
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

Opus Genetics, Inc.
Form 10-Q
Recent Developments
Note Purchase and Purchase and Conversion Agreements
On April 2, 2026, we entered into a senior secured note purchase agreement (as amended from time to time, the "Note Purchase Agreement") with affiliates of Oberland Capital Management LLC (collectively, “Oberland Capital”). The proceeds of the financing may be used for general corporate purposes of the Company, which includes uses to accelerate the clinical development, manufacturing, and potential commercialization of our broad IRD gene therapy pipeline.
The Note Purchase Agreement provides us with access to future non-dilutive funding of up to $155.0 million to support our future strategic initiatives and growth, with an initial tranche of $35.0 million, which was funded on April 21, 2026, the First Purchase Date, a second $35.0 million tranche available at our option (subject to satisfaction of customary funding conditions) until April 2, 2027, along with additional tranches up to $35.0 million available to us upon the occurrence of certain milestones and satisfaction of customary funding conditions. The Note Purchase Agreement also provides for up to $50.0 million in additional tranches at the mutual agreement of the parties. See further details in Note 7 – Debt and the Liquidity and Capital Resources section below under Historical Capital Resources.
Concurrently with the Note Purchase Agreement, we entered into a Purchase and Conversion Agreement with the Purchasers, providing for the issuance of an aggregate of 1,116,070 shares of our common stock at a price per share equal to $4.48, for an aggregate purchase price of $5.0 million. See further details in Note 9 – Financings and the Liquidity and Capital Resources section below under Historical Capital Resources.
The Note Purchase Agreement and Purchase and Conversion Agreement were amended on April 13, 2026. The amendment revised the Per Share Purchase Price to the lower of $4.48 per share or a 30 day volume weighted average price of the Company's common stock ending on the issuance date of the Purchase Shares, revised the Notes conversion price to the lower of $6.72 or 150% of the Per Share Purchase Price, and updated the expected issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions.
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
At-The-Market Program
During the three and six months ended June 30, 2026, we sold 1,000,000 shares of common stock under the Leerink ATM program (as defined and described further below in the Liquidity and Capital Resources section under Historical Capital Resources) for gross proceeds of $2.3 million, before deducting issuance expenses. Total issuance expenses, including sales agent fees and legal and accounting expenses, were $0.1 million for the three and six months ended June 30, 2026.

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
Through June 30, 2026, we have funded our operations primarily through equity financings, the issuance of senior secured notes, and license fee and milestone payments in connection with the Viatris License Agreement.
Our net loss was $8.1 million and $73.6 million for the three and six months ended June 30, 2026, as compared to a net loss of $7.4 million and $15.6 million for the three and six months ended June 30, 2025. As of June 30, 2026, we had an accumulated deficit of $262.2 million. We anticipate that our expenses will continue to increase as we:
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

Opus Genetics, Inc.
Form 10-Q
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
Fair value change in instruments measured at fair value
The fair value change in instruments measured at fair value consists of the fair value changes associated with the March 2025 Warrants, March 2025 Private Placement Warrants, and the Notes from the Note Purchase Agreement described further below in the Liquidity and Capital Resources section under Historical Capital Resources.
Financing costs
Financing costs consist of issuance costs attributed to our March 2025 Warrants and March 2025 Private Placement Warrants as well as in connection with the April 2, 2026 Note Purchase Agreement described further in Note 7 – Debt and below in the Liquidity and Capital Resources section under Historical Capital Resources.
Other income, net
Other income, net includes interest earned from cash and cash equivalent investments, reimbursements in connection with grants and other sources when they occur, and non-cash interest expense under the Company's RDF Agreement, which is accounted for as debt under ASC 470, Debt.

Opus Genetics, Inc.
Form 10-Q
Provision for income taxes
Provision for income taxes consists of federal and state income taxes in the United States, as well as deferred income taxes and changes in related valuation allowance reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Currently, a full valuation allowance has been provided on the net deferred tax assets as of June 30, 2026 and December 31, 2025 given the uncertainty of future taxable income and other related factors impacting the realizability or our remaining net deferred tax assets.
Results of Operations
Comparison of Three Months Ended June 30, 2026 and 2025
The following table summarizes our operating results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change

License and collaborations revenue	$755	$2,882	$(2,127)

Operating expenses:
Research and development	11,207	6,022	5,185
General and administrative	6,028	5,766	262
Total operating expenses	17,235	11,788	5,447
Loss from operations	(16,480)	(8,906)	(7,574)
Fair value change in instruments measured at fair value	7,174	917	6,257
Financing costs	(531)	35	(566)
Other income, net	1,739	534	1,205
Loss before income taxes	(8,098)	(7,420)	(678)
Benefit (provision) for income taxes	—	—	—
Net loss	$(8,098)	$(7,420)	$(678)
License and collaborations revenue
License and collaborations revenue was $0.8 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively. Revenue during both quarterly periods was derived from the Viatris License Agreement, primarily for the reimbursement of research and development services, and to a much lesser extent, earned royalties from sales of RYZUMVI, indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. The $2.1 million decrease in license and collaborations revenue during the current three month period ended June 30, 2026 compared to the corresponding prior year period was due to a decrease in PS research and development services.

Opus Genetics, Inc.
Form 10-Q
Research and development
The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2026	2025	Change

External costs:
IRD Programs	$8,207	$2,188	$6,019
Phentolamine Ophthalmic Solution 0.75% (“PS”)	592	2,458	(1,866)
APX 3330	5	(246)	251
Unallocated	3	102	(99)
Total external cost	8,807	4,502	4,305
Internal costs:
Employee related expenses	2,150	1,449	701
Facilities, supplies and other	250	71	179
Total internal costs	2,400	1,520	880
Total research and development expense	$11,207	$6,022	$5,185
A greater percentage of our research and development expense incurred has been allocated to IRD programs for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 as we continue to focus on developing our broad IRD gene therapy pipeline. Conversely, a lesser percentage of research and development expense incurred has been allocated to PS for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Research and development expenses for the three months ended June 30, 2026 were $11.2 million compared to $6.0 million for the three months ended June 30, 2025. The $5.2 million increase was primarily attributable to higher manufacturing and clinical costs associated with the Company's IRD programs of $3.6 million and $1.4 million, respectively, as development progresses, partially offset by lower clinical costs associated with the PS related programs of $1.8 million as clinical trials near completion. Additionally contributing to the change period over period was an increase of $1.1 million in discovery costs related to IRD programs, an increase of $0.7 million in employee compensation costs, and an increase of $0.2 million in miscellaneous research and development costs. Research and development expenses included $0.4 million and $0.3 million in stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively.
General and administrative
General and administrative expenses for the three months ended June 30, 2026 were $6.0 million compared to $5.8 million for the three months ended June 30, 2025. The increase of $0.2 million was primarily attributable to higher employee compensation costs of $0.7 million, partially offset by lower public company related costs of $0.5 million. General and administrative expenses included $1.0 million and $0.6 million in stock-based compensation expense during the three months ended June 30, 2026 and 2025, respectively.
Fair value change in instruments measured at fair value
The fair value change in instruments measured at fair value was attributed to the March 2025 Warrants and March 2025 Private Placement Warrants, and to a lesser extent, the Notes remeasured at fair value on a recurring basis. The income of $7.2 million for the three months ended June 30, 2026 is due to income of $7.4 million from the warrant fair value remeasurement, partially offset by a $0.2 million charge for the fair value remeasurement of the Notes. The income of $0.9 million for the three months ended June 30, 2025 is due exclusively to the warrant fair value remeasurement. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates, as well as discount rate for the Notes.

Opus Genetics, Inc.
Form 10-Q
Financing costs
Financing costs of $0.5 million for the three months ended June 30, 2026 were comprised of issuance costs attributed to the April 2, 2026 Note Purchase Agreement described further in Note 7 – Debt and below in the Liquidity and Capital Resources section under Historical Capital Resources.
Financing costs for the three months ended June 30, 2025 were comprised of issuance costs attributed to the March 2025 Warrants and March 2025 Private Placement Warrants.
Other Income, net
During the three months ended June 30, 2026, we had other income, net of $1.7 million which primarily consisted of interest income in the amount of $0.7 million in connection with our cash and cash equivalents on-hand and grant income in the amount of $1.1 million, partially offset by non-cash interest expense in the amount of $0.1 million.
During the three months ended June 30, 2025, we had other income, net of $0.5 million related primarily to interest income in connection with our cash and cash equivalents on-hand of $0.4 million and grant income in the amount of $0.1 million.
Comparison of Six Months Ended June 30, 2026 and 2025
The following table summarizes our operating results for the periods indicated (in thousands):

	For the Six Months Ended
	2026	2025	Change

License and collaborations revenue	$2,912	$7,252	$(4,340)

Operating expenses:
Research and development	21,784	13,975	7,809
General and administrative	11,972	12,112	(140)
Total operating expenses	33,756	26,087	7,669
Loss from operations	(30,844)	(18,835)	(12,009)
Fair value change in instruments measured at fair value	(44,190)	3,722	(47,912)
Financing costs	(1,113)	(1,337)	224
Other income, net	2,514	836	1,678
Loss before income taxes	(73,633)	(15,614)	(58,019)
Benefit (provision) for income taxes	—	—	—
Net loss	$(73,633)	$(15,614)	$(58,019)
License and collaborations revenue
License and collaborations revenue was $2.9 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. Revenue during the six month periods was derived from the Viatris License Agreement, primarily for the reimbursement of research and development services, and to a much lesser extent, earned royalties from sales of RYZUMVI, indicated for the treatment of pharmacologically-induced mydriasis produced by adrenergic agonists (e.g., phenylephrine) or parasympatholytic (e.g., tropicamide) agents by our commercial partner. The $4.4 million decrease in license and collaborations revenue during the current six month period ended June 30, 2026 compared to the corresponding prior year period was due to a decrease in PS research and development services.
Research and development

Opus Genetics, Inc.
Form 10-Q
The following table illustrates the components of our research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025	Change

External costs:
IRD Programs	$14,842	$4,111	$10,731
Phentolamine Ophthalmic Solution 0.75% (“PS”)	2,615	6,493	(3,878)
APX 3330	18	147	(129)
Unallocated	31	238	(207)
Total external cost	17,506	10,989	6,517
Internal costs:
Employee related expenses	3,850	2,858	992
Facilities, supplies and other	428	128	300
Total internal costs	4,278	2,986	1,292
Total research and development expense	$21,784	$13,975	7,809
A greater percentage of our research and development expense incurred has been allocated to IRD programs for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 as we continue to focus on developing our broad IRD gene therapy pipeline. Conversely, a lesser percentage of research and development expense incurred has been allocated to PS for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Research and development expenses for the six months ended June 30, 2026 were $21.8 million compared to $14.0 million for the six months ended June 30, 2025. The $7.8 million increase was primarily attributable to higher manufacturing and clinical costs associated with the Company's IRD programs of $7.9 million and $1.5 million, respectively, as development progresses, partially offset by lower clinical costs associated with the PS related programs of $3.7 million as clinical trials near completion. Additionally contributing to the change period over period was an increase of $1.4 million in discovery costs related to IRD programs and an increase of $0.7 million in employee compensation costs. Research and development expenses included $0.8 million and $0.6 million in stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
General and administrative
General and administrative expenses for the six months ended June 30, 2026 were $12.0 million compared to $12.1 million for the six months ended June 30, 2025. The decrease of $0.1 million was primarily attributable to lower public company related costs and legal costs of approximately $2.0 million, partially offset by higher employee compensation related costs of $1.9 million. General and administrative expenses included $2.1 million and $1.2 million in stock-based compensation expense during the six months ended June 30, 2026 and 2025, respectively.
Fair value change in instruments measured at fair value
The fair value change in instruments measured at fair value was attributed to the March 2025 Warrants and March 2025 Private Placement Warrants, and to a lesser extent, the Notes remeasured at fair value on a recurring basis. The expense of $44.2 million for the six months ended June 30, 2026 is due to expense of $44.0 million from the warrant fair value remeasurement, and expense of $0.2 million from the fair value remeasurement of the Notes. The income of $3.7 million for the six months ended June 30, 2025 is due exclusively to the warrant fair value remeasurement. The fair value changes are attributed to the fluctuations in our common stock fair value and underlying changes in volatility, expected term and interest rates, as well as discount rate for the Notes.

Opus Genetics, Inc.
Form 10-Q
Financing costs
Financing costs of $1.1 million for the six months ended June 30, 2026 were comprised of issuance costs attributed to the April 2, 2026 Note Purchase Agreement described further in Note 7 – Debt and below in the Liquidity and Capital Resources section under Historical Capital Resources.
Financing costs of $1.3 million for the six months ended June 30, 2025 were comprised of issuance costs attributed to the March 2025 Warrants and March 2025 Private Placement Warrants.
Other Income, net
During the six months ended June 30, 2026, we had other income, net of $2.5 million which primarily consisted of interest income in the amount of $1.1 million in connection with our cash and cash equivalents on-hand and grant income in the amount of $1.5 million, partially offset by non-cash interest expense in the amount of $0.1 million.
During the six months ended June 30, 2025, we had other income, net of $0.8 million related primarily to interest income in connection with our cash and cash equivalents on-hand of $0.6 million and grant income in the amount of $0.2 million.
Liquidity and Capital Resources
Capital Resources
As of June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $88.8 million. We believe our current available cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of issuance of these financial statements. As of June 30, 2026, our cash and cash equivalents were invested primarily in cash deposits and cash equivalent investments at four large financial institutions.
Historical Capital Resources
Our primary source of cash to fund our operations has been various equity offerings in the amount of $145.3 million, the Notes from the First Purchase Date of Note Purchase Agreement with Oberland Capital totaling $35.0 million, described further below, and the issuance of convertible notes in the amount of $8.5 million. In addition, we received a one-time non-refundable cash payment of $35.0 million during the fourth quarter of 2022, a $10.0 million milestone payment during the fourth quarter of 2023, and have received reimbursement for costs related to development since the fourth quarter of 2022 totaling $41.2 million through June 30, 2026, all in connection with the Viatris License Agreement. Lastly, we have received funding in the amount of $3.2 million from the RDF Agreement and various research and development grants.
April 2026 Note Purchase Agreement
On April 2, 2026, we entered into the senior secured Note Purchase Agreement with Oberland Capital. The proceeds of the financing may be used for general corporate purposes of the Company, which includes uses to accelerate the clinical development, manufacturing, and potential commercialization of our broad IRD gene therapy pipeline. Capitalized terms used in this section but not defined herein have the meanings given to such terms in the Note Purchase Agreement.
The Note Purchase Agreement with Oberland Capital provides us with access to future non-dilutive funding of up to $155.0 million to support our future strategic initiatives and growth, with an initial tranche of $35.0 million, which was funded on April 21, 2026, the First Purchase Date, a second $35.0 million tranche available at the Company’s option (subject to satisfaction of customary funding conditions) until April 2, 2027, along with additional tranches of up to $35.0 million available to us upon the occurrence of certain milestones and satisfaction of customary financing conditions. The Note Purchase Agreement also provides for up to $50.0 million in additional tranches upon the mutual agreement of the parties.
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

Opus Genetics, Inc.
Form 10-Q
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
Purchase and Conversion Agreement
Concurrently with the Note Purchase Agreement, on April 2, 2026, we entered into the Purchase and Conversion Agreement with the Purchasers providing for the issuance of an aggregate of 1,116,070 shares of our common stock at a price per share equal to $4.48, for an aggregate purchase price of $5.0 million.
The Purchase and Conversion Agreement also provides the Purchasers with an option to acquire Option Shares at a price per share equal to $0.0001 (subject to adjustment as set forth in the Purchase and Conversion Agreement) in the event that prior to October 2, 2026, we issue shares of our common stock (or instruments exercisable for or convertible into shares of its common stock) in a Dilutive Equity Round. The number of Option Shares issuable upon exercise of such option will be such that, accounting for the sale and issuance of the Option Shares, the weighted average of the Per Share Purchase Price and Per Share Exercise Price for all Purchase Shares (including Option Shares) issued pursuant to the Purchase and Conversion Agreement, taken together, shall equal the lowest effective sale price per share paid in cash by third party investors to us for its common stock issued by us in such Dilutive Equity Round.
The Purchase and Conversion Agreement was amended on April 13, 2026 to revise the Per Share Purchase Price to the lower of $4.48 per share or a 30 day volume weighted average price of our common stock ending on the issuance date of the Purchase Shares and updated the expected issuance of the Purchase Shares to be on or about May 22, 2026, subject to the satisfaction of customary closing conditions. The issuance of the Purchase Shares contemplated by the Purchase and Conversion Agreement closed on May 26, 2026, resulting in the issuance of 1,116,070 shares of common stock for aggregate gross proceeds of $5.0 million
February 2026 Private Placement
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
August 2025 Private Placement
On August 25, 2025, we entered into subscription agreements pursuant to which we agreed to issue and sell to certain investors an aggregate of 3,138,338 shares of our common stock (the “August 2025 Private Placement”). The aggregate gross proceeds from the August 2025 Private Placement were approximately $3.5 million. The August 2025 Private Placement closed on August 25, 2025.
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

Opus Genetics, Inc.
Form 10-Q
As of June 30, 2026, we had sold an aggregate of 10,573,250 shares of common stock under the ATM Programs since their inception, resulting in gross proceeds of $31.0 million and total issuance costs of $1.5 million.
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
The RDO Warrants had an exercise price of $6.09 per share, and were exercisable from the initial issuance date of June 8, 2021 for five years through June 8, 2026. As of June 30, 2026, no RDO Warrants were outstanding and none were exercised prior to their expiration on June 8, 2026.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	For the Six Months Ended
	2026	2025

Net cash (used in) operating activities	$(24,677)	$(19,263)
Net cash provided by (used in) investing activities	—	—
Net cash provided by financing activities	68,498	21,371
Net increase in cash, cash equivalents and restricted cash	$43,821	$2,108
Cash Flow from Operating Activities
For the six months ended June 30, 2026, cash used in operating activities of $24.7 million was attributable to a net loss of $73.6 million, partially offset by non-cash expense of $48.1 million which was primarily driven by the change in fair value attributable to the warrant liabilities and Notes resulting in a non-cash expense of $43.9 million, non-cash stock-based compensation expense of $2.9 million, and the reclass of $1.1 million of debt issuance costs associated with the Note Purchase Agreement to financing activities. The net change in our operating assets and liabilities provided cash of $0.9 million and resulted primarily from a decrease in accounts receivable of $1.0 million due to a lower receivable balance from Viatris in connection with the Viatris license agreement.
For the six months ended June 30, 2025, cash used in operating activities of $19.3 million was attributable to a net loss of $15.6 million, adjusted by a reclassification to financing activities related to the March 2025 financings and by non-cash net operating income of approximately $0.6 million in the aggregate, and attributed to a net change cash use of $3.1 million in net operating assets and liabilities. The non-cash expenses consisted principally of a fair value change in warrant and other derivative liabilities benefit of $3.7 million, partially offset by stock-based compensation of $1.8 million. The reclassification to financing activities for issuance costs attributed to our liability classified warrants was $1.3 million. The change in operating assets and liabilities was primarily attributable to a net decrease in our aggregate accounts payable and accrued expenses and by an increase in our prepaid expenses and other assets, offset in part by a decrease in our accounts receivable and contract assets. All of the changes were attributed to fluctuations in Opus’s operating expenses and collections under the normal course of business.

Opus Genetics, Inc.
Form 10-Q
Cash Flow from Investing Activities
There were no sources or uses of cash from investing activities during the periods presented.
Cash Flow from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $68.5 million that consisted principally of gross proceeds received from the Note Purchase Agreement of $35.0 million, gross proceeds received from the Purchase and Conversion Agreement of $5.0 million, gross proceeds received from the issuance of Series B preferred stock in the February 2026 private placement of $25.0 million, gross proceeds from the ATM in the amount of $2.3 million, proceeds from the exercise of warrants of $1.7 million, and proceeds from the exercise of stock options totaling $1.2 million. These financing activities were offset by issuance costs of $1.1 million related to the Note Purchase Agreement and issuance costs of $0.5 million related to equity instruments.
Net cash provided by financing activities during six months ended June 30, 2025 was $21.4 million that consisted principally of gross proceeds received from the March 2025 Offering and March 2025 Private Placement of $21.5 million in the aggregate, and from gross proceeds received from the ATM of $0.4 million. Both financings were offset by issuance costs of $1.5 million in the aggregate. Lastly, we received funding of $1.0 million in connection with the RDF Agreement.
Liquidity and Capital Resource Requirements
As of June 30, 2026 we had cash and cash equivalents of $88.8 million. Our primary source of cash to fund our operations has been various equity offerings in the amount of $145.3 million, the Note Purchase Agreement with Oberland Capital, referenced above and described further below, and the issuance of convertible notes in the amount of $8.5 million. License and collaborations revenue inception to date was derived from a one-time non-refundable payment of $35.0 million, a milestone payment of $10.0 million, and we have received reimbursement for costs related to development since the fourth quarter of 2022 totaling $41.2 million through June 30, 2026, all in connection with the Viatris License Agreement. We anticipate that we will recognize revenue as we earn reimbursement for research and development services in connection with the Viatris License Agreement and we may earn additional revenues from future potential milestone and royalty payments from the agreement with Viatris, or from other license agreements entered into in the future; however, the attainment of milestones or level of sales required to earn royalty payments is highly uncertain for the reasons explained below.
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
Through the ATM program with Leerink, we may offer and sell, from time to time at our sole discretion, to or through Leerink, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $40.0 million. As of June 30, 2026, we had sold an aggregate of 10,573,250 shares of our common stock under the ATM Programs since their inception, resulting in gross proceeds of $31.0 million and total issuance costs of $1.5 million.
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

Opus Genetics, Inc.
Form 10-Q
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
Our other cash requirements within the next 12 months include accounts payable, accrued expenses, purchase commitments, quarterly cash interest obligations associated with the Note Purchase Agreement and other current liabilities. Our other cash requirements greater than 12 months from various contractual obligations and commitments may include future principal repayments and additional obligations under the Note Purchase Agreement, operating leases and contractual agreements with third-party service providers for clinical research, product development, manufacturing, commercialization, supplies, payroll, equipment maintenance, and audits for periods into calendar year 2027. Refer to Note 4 – Commitments and Contingencies in Part 1, Item 1 – “Financial Statements” of this Report for further detail of our license agreements with regard to the timing of expected future payments.
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

Opus Genetics, Inc.
Form 10-Q
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
License and Collaborations Revenue
We account for license and collaborations revenue in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have entered into license and collaboration agreements which have revenue recognition implications. We recognize license and collaborations revenue by first allocating the transaction price of a contract to each performance obligation under the contract based on its stand-alone price. The stand-alone price of each performance obligation is based on its fair value utilizing a discounted cash flow approach, taking into consideration assumptions, including projected worldwide net profit for each of the respective programs based on probability assessments, projections based on internal forecasts, industry data, and information from other guideline companies within the same industry and other relevant factors. We do not expect to have in the future significant variable consideration adjustments related to our existing license and collaborations revenue recognized. For discussion about the determination of license and collaborations revenue, see Note 12 — License and Collaboration Revenue and Other Funding Agreements included in Part 1, Item 1 – “Financial Statements” of this Report.
Accrued research and development expense
As part of the process of preparing our condensed consolidated financial statements, we are required to estimate certain accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•vendors in connection with discovery and preclinical development activities;
•Contract research organizations (“CROs”) in connection with clinical trials, preclinical studies and testing; and
•Contract manufacturing organizations (“CMOs”) in connection with the process development and scale up activities and the production of materials

We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs and CMOs that conduct services and supply materials. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. While the majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; some require advance payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our condensed consolidated balance sheets and are expensed as the services are provided

Opus Genetics, Inc.
Form 10-Q
Warrant Liabilities
The Company issued warrants to purchase equity securities in connection with the March 2025 financings that are recorded under the warrant liabilities line item in the accompanying condensed consolidated balance sheets. The Company accounts for these warrants as a liability at fair value when the valuation inputs are not fixed and determinable. The Company adjusts the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. Any future change in fair value of the warrant liabilities, when outstanding, is recognized in the condensed consolidated statements of comprehensive loss under the fair value change in warrant liabilities line item. For further discussion about the determination of the warrant liabilities, see Note 9 – Financings included in “Part 1, Item 1 – Financial Statements" of this Report.
Fair Value of Notes
The fair value of the Notes pursuant to the Note Purchase Agreement represents the present value of estimated future payments, including interest, principal, and Repayment Amount (each as defined in the Note Purchase Agreement). The fair value measurement is based on significant Level 3 unobservable inputs such as the Repayment Amount and the discount rate. We determined the fair value of the Notes utilizing a discounted cash flow model of estimated future payments including interest, principal, and Repayment Amount utilizing a discount rate calculated as the term matched risk-free rate plus credit spread. Significant increases or decreases in any of these inputs in isolation could result in a significantly lower or higher fair value measurement.
While the assumptions used to calculate and account for the fair value of Notes represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, the fair value of Notes and consequently the change in fair value of Notes could vary significantly from period to period.
Income Tax Assets and Liabilities
A full valuation allowance has been provided on our net deferred tax assets given the uncertainty of future taxable income and other related factors impacting the realizability of our remaining net deferred tax assets. For additional information, see Note 12 — Income Taxes included in “Part II, Item 8 – Financial Statements and Supplementary Data” in our Annual Report filed on Form 10-K for the year ended December 31, 2025, and see Note 14 — Income Taxes included in “Part 1, Item 1 – Financial Statements” of this Report.
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

Opus Genetics, Inc.
Form 10-Q
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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Exchange Act as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable to our Company.
Item 5.  Other Information
Trading Plans
On June 5, 2026, Dr. George Magrath, the Company’s Chief Executive Officer, adopted a Rule 10b5‑1 trading plan (as defined in Rule 10b5‑1(c) under the Securities Exchange Act of 1934) providing for the potential sale of up to 1,053,586 shares of the Company’s common stock. Pursuant to the trading plan, sales of shares may commence on or after September 4, 2026, and are scheduled to terminate on or prior to September 25, 2028, subject to earlier termination in accordance with its terms.
On April 30, 2026, Rob Gagnon, the Company’s Chief Financial Officer, adopted a Rule 10b5‑1 trading plan (as defined in Rule 10b5‑1(c) under the Securities Exchange Act of 1934) providing for the potential sale of up to 536,589 shares of the Company’s common stock. Pursuant to the trading plan, sales of shares may commence on or after August 10, 2026, and are scheduled to terminate on or prior to August 28, 2028, subject to earlier termination in accordance with its terms.

Opus Genetics, Inc.
Form 10-Q
On May 1, 2026, Dr. Sally Tucker, the Company’s Chief Medical Officer, adopted a Rule 10b5‑1 trading plan (as defined in Rule 10b5‑1(c) under the Securities Exchange Act of 1934) providing for the potential sale of up to 232,869 shares of the Company’s common stock. Pursuant to the trading plan, sales of shares may commence on or after June 1, 2026, and are scheduled to terminate on or prior to May 31, 2028, subject to earlier termination in accordance with its terms.
Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed on April 20, 2026 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 12, 2026).
4.1	Fifth Amendment to Ocuphire Pharma, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-8, filed on May 14, 2026).
10.1	Note Purchase Agreement, dated as of April 2, 2026, by and among Opus Genetics, Inc., as Issuer, the other Obligors party thereto, the Purchasers party thereto, and OPCM SA LLC, as Purchaser Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 7, 2026).
10.2	Stock Purchase and Conversion Agreement, dated as of April 2, 2026, by and between Opus Genetics, Inc. and TPC Investments Solutions LP and TPC Investments Solutions Co-Invest LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 7, 2026).
10.3	Waiver and Omnibus Amendment of Note Purchase Agreement and Stock Purchase and Conversion Agreement, dated as of April 13, 2026, by and among Opus Genetics, Inc., OpusTX, LLC, certain Purchasers party thereto, and OPCM SA LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 12, 2026).
10.4#	Amendment No. 2 to Consulting Agreement, dated as of April 10, 2026, by and between the Company and Jay S. Pepose, M.D. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 12, 2026).
10.5#	Form of Change in Control Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 7, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Documents are furnished and not filed.
**Indicates exhibits that are being filed herewith.
#    Indicates management contract or compensatory plan.

Opus Genetics, Inc.
Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2026
Opus Genetics, Inc.

By:	/s/ George Magrath
George Magrath
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Robert Gagnon
Robert Gagnon
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)